Form 10-K
period 2014-12-31
Ashford Inc
filed 2015-03-24
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36400
ASHFORD INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5292553
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange MKT
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes          ☑  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2014, the registrant’s common stock was not publicly traded.
As of March 20, 2015, the registrant had 1,986,851 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2015 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2014

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” refer to Ashford Inc., a Delaware corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company.” “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward looking statements are generally identifiable by use of forward looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Forward looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward looking statements. Factors that could have a material adverse effect on our forward looking statements include, but are not limited to:

•
the factors referenced, including those set forth under the section captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates, or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington, Ashford Prime and Ashford Trust, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes.
When considering forward looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. The matters summarized under “Item 1A. Risk Factors” and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward looking statements after the date of this annual report to conform these statements to actual results and performance, except as may be required by applicable law.

PART I
Item 1. Business
Our Company
We are a Delaware corporation, incorporated in April 2014, that provides asset management and advisory services to other entities, initially within the hospitality industry. We became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed real estate investment trust (“REIT”), completed the spin-off of our company through the distribution of shares of our common stock to the Ashford Trust stockholders. We serve as the advisor to Ashford Prime, an NYSE-listed REIT that invests primarily in luxury, upper-upscale and upscale hotels and resorts, with RevPAR at least twice the national average, predominantly located in gateway markets. Ashford Prime became a publicly traded entity in November 2013 upon the completion of its spin-off from Ashford Trust. We also serve as the advisor to Ashford Trust, an NYSE-listed real estate investment trust, focused on investing in the hospitality industry across all segments and in all methods including direct real estate, equity and debt concerning hotels with RevPAR less than twice the national average. Ashford Trust has been a public company since August 2003.
In our capacity as the advisor to Ashford Trust and Ashford Prime, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Ashford Prime, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Ashford Prime to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Ashford Prime, which duties are the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Ashford Prime.
We conduct our business and own substantially all of our assets through an operating entity, Ashford LLC. We own 99.8% of the outstanding common units of Ashford LLC and serve as its sole manager.
Our Business Strategy
Our principal business objectives are to provide asset management and other advisory services to other entities. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Ashford Prime.
We earn advisory fees from each company that we advise. These fees include a quarterly base fee for managing the respective day-to-day operations of the companies we advise and the day-to-day operations of the respective subsidiaries, in each case in conformity with the respective investment guidelines of such entity. The base fee is determined as a percentage of each entity’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee from each of Ashford Trust and Ashford Prime based on their respective out-performance, as measured by the total annual stockholder return of such company compared to its peers. For the year ended December 31, 2014, we earned revenues of $12.6 million and $4.7 million from Ashford Prime and Ashford Trust, respectively.
We expect to expand our business through growth by (i) managing additional assets of the existing platforms of Ashford Trust or Ashford Prime; (ii) managing assets of newly formed platforms; (iii) acquiring other businesses that provide services to the hospitality industry (which may or may not provide such services to our advisory clients), or acquiring the expertise or personnel necessary to provide such services, and (iv) acquiring third-party asset management contracts and businesses.

Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of ours, or an affiliate of AIM, currently serves, or will serve in the future, as the investment adviser to any private securities funds sponsored by us or our affiliates, which may include, but are not limited to, hedge funds, private equity funds, separately managed accounts, UCITS funds, open or closed end funds registered under the Investment Company Act of 1940, business development companies and other private or public alternative investment funds (the “Funds”). AIM became a registered investment adviser with the Securities and Exchange Commission on January 5, 2015. AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, currently serves, or will serve in the future, as the general partner or similar capacity of any Funds. AIM or any affiliate serving as investment adviser to any Funds is entitled to a management fee or other fees or compensation for its role as investment adviser to such Funds. AIM GP, or the applicable affiliate of AIM GP serving as the general partner or similar capacity of any Funds, is entitled to a performance allocation or carried interest, based, generally, on the net profits of the investors in such Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own approximately 60% of Management Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays, III own, in the aggregate, 40% of Performance Holdco. AIM currently serves as investment adviser to AIM Real Estate Hedged Equity (U.S.) Fund, LP, AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. and AIM Real Estate Hedged Equity Master Fund, LP (collectively the “REHE Fund”), a master-feeder private fund focused on investing in the securities of companies in the real estate, hospitality and leisure industries. AIM also currently serves as the investment adviser to Ashford Trust and Ashford Prime.
Our Initial Advisory Agreements
We currently advise two publicly traded REITs, Ashford Prime and Ashford Trust, pursuant to advisory agreements. The terms of the two advisory agreements are substantially similar, except as otherwise described below. The following summary of the terms of our advisory agreements does not purport to be complete and is subject to and qualified in its entirety by reference to a copy of the actual agreements entered into with Ashford Prime or Ashford Trust, which have been included as exhibits to other documents filed with the Securities and Exchange Commission (the “SEC”) and incorporated by reference in this Form 10-K.
General. Pursuant to our advisory agreements with Ashford Prime and Ashford Trust, we provide, or obtain on their behalf, the personnel and services necessary for each of these entities to conduct its respective business, as they have no employees of their own. All of the officers of each of Ashford Prime and Ashford Trust are our employees. We are not obligated to dedicate any of our employees exclusively to either Ashford Prime or Ashford Trust, nor are we or our employees obligated to dedicate any specific portion of time to the business of either Ashford Prime or Ashford Trust, except as necessary to perform the service required of us in our capacity as the advisor to such entities. The advisory agreements require us to manage the business affairs of each of Ashford Prime and Ashford Trust in conformity with the policies and the guidelines that are approved and monitored by the boards of such entities.
So long as we are the advisor to Ashford Prime, Ashford Prime’s governing documents permit us to designate two persons as candidates for election as director at any stockholder meeting of Ashford Prime at which directors are to be elected. Such nominees may be our executive officers.
Our Duties as Advisor. Subject to the supervision of the respective boards of directors of each of Ashford Prime and Ashford Trust, we are responsible for, among other duties: (1) performing and administering the day-to-day operations of Ashford Prime and Ashford Trust, including all of the subsidiaries and joint ventures of such entities, (2) all services relating to the acquisition, disposition and financing of hotels, (3) performing asset management duties, (4) engaging and supervising, on behalf of such companies, third parties to provide various services included but not limited to overseeing development management, property management, project management, design and construction services and other professional services, (5) performing corporate governance and other management functions, including financial, capital markets, financial reporting, internal audit, accounting, tax and risk management services, SEC and regulatory compliance, and retention of legal counsel, auditors and other professional advisors.
Any increase in the scope of duties or services to be provided by us must be jointly approved by us and either Ashford Prime or Ashford Trust, as applicable, and is subject to additional compensation.
We also have the power to delegate all or any part of our rights and powers to manage and control the business and affairs of such companies to such officers, employees, affiliates, agents and representatives of ours or such company as we may deem appropriate. Any authority delegated by us to any other person is subject to the limitations on our rights and powers specifically set forth in the advisory agreement or the charter of such company.

We have agreed to require our employees who provide services to the companies we advise to comply with the codes and the policies of such companies.
Limitations on Liability and Indemnification. The advisory agreements provide that we have no responsibility other than to render the services and take the actions described in the advisory agreements in good faith and with the exercise of due care and are not responsible for any action the board of directors of either Ashford Prime or Ashford Trust takes in following or declining to follow any advice from us. The advisory agreements provide that we, and our officers, directors, managers, employees and members, will not be liable for any act or omission by us (or our officers, directors, managers, employees or members) performed in accordance with and pursuant to the advisory agreements, except by reason of acts constituting gross negligence, bad faith, willful misconduct or reckless disregard of our duties under the applicable advisory agreement.
Each of Ashford Prime and Ashford Trust has agreed to indemnify and hold us harmless (including our partners, directors, officers, stockholders, managers, members, agents, employees and each other person or entity, if any, controlling us) to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from any acts or omission by us (including ordinary negligence) in our capacity as advisor, except with respect to losses, claims, damages or liabilities with respect to or arising out of our gross negligence, bad faith or willful misconduct, or reckless disregard of our duties set forth in the applicable advisory agreement (for which we have indemnified Ashford Prime or Ashford Trust, as applicable).
Term and Termination. The terms of our advisory agreements with Ashford Prime and Ashford Trust are 20 years, in each case commencing from the effective date of the applicable advisory agreement. Each advisory agreement provides for automatic one-year renewal terms on each anniversary date after the expiration of the initial term unless previously terminated as described below. Following the initial terms, the advisory agreements may be terminated by Ashford Prime or Ashford Trust, as applicable, with 180 days’ written notice prior to the expiration of the then current term, on the affirmative vote of at least two-thirds of the independent directors of such entity, based upon a good faith finding that either (a) there has been unsatisfactory performance by us that is materially detrimental to such company and the subsidiaries of such company taken as a whole, or (b) the base fee and/or incentive fee is not fair (and we do not offer to negotiate a lower fee that at least a majority of the independent directors determine is fair). If the reason for non-renewal specified by such company in the termination notice is (b) in the preceding sentence, then we may, at our option, provide a notice of proposal to renegotiate the base fee and incentive fee not less than 150 days prior to the pending termination date. Thereupon, each party has agreed to use its commercially reasonable efforts to negotiate in good faith to find a resolution on fees within 120 days following receipt by such company of the renegotiation proposal. If a resolution is achieved between us and at least a majority of the independent directors of such entity, within the 120-day period, then the applicable advisory agreement will continue in full force and effect with modification only to the agreed upon base fee and/or incentive fee, as applicable.
If no resolution on fees is reached within the 120-day period, or if Ashford Trust or Ashford Prime, as applicable, terminates the advisory agreement by reason of clause (a) above, the related advisory agreement will terminate and Ashford Trust or Ashford Prime, as applicable, will be required to pay us a termination fee equal to either:

•
if our common stock is not publicly traded, 14 times our earnings attributable to the Ashford Trust advisory agreement or the Ashford Prime advisory agreement, as applicable, less costs and expenses, including taxes (the “net earnings”) for the 12 months preceding termination of the related advisory agreement; or

•
if at the time of the termination notice, our common stock is publicly traded, 1.1 multiplied by the greater of (i) 12 times our net earnings attributable to the Ashford Trust advisory agreement or the Ashford Prime advisory agreement, as applicable, for the 12 months preceding the termination of such advisory agreement or (ii) the earnings multiple (based on net earnings after taxes) for our common stock for the 12 months preceding the termination of such advisory agreement multiplied by our net earnings attributable to the Ashford Trust advisory agreement or the Ashford Prime advisory agreement, as applicable, for the same 12 month period; or (iii) the simple average of the earnings multiples (based on net earnings after taxes) for our common stock for each of the three fiscal years preceding the termination of the Ashford Trust advisory agreement or the Ashford Prime advisory agreement, as applicable, multiplied by our net earnings attributable to such advisory agreement for the 12 months preceding the termination of the advisory agreement;

plus, in either case, a gross-up amount for federal and state tax liability, based on an assumed tax rate of 40%.
Ashford Prime or Ashford Trust may also terminate the applicable advisory agreement with 60 days’ notice upon a change of control of such entity, if the change of control transaction is conditioned upon the termination of the advisory agreement. In such a circumstance, Ashford Trust or Ashford Prime, as applicable, would be required to pay the termination fee described above.

Either Ashford Prime or Ashford Trust may also terminate the applicable advisory agreement at any time, including during the initial term, without the payment of a termination fee, upon customary events of default and our failure to cure during certain cure periods, such as our default in performance of material obligations, the filing of bankruptcy or a dissolution action and other events.
Upon any termination of either advisory agreement, we are expected to cooperate with and assist Ashford Prime or Ashford Trust, as applicable, in executing an orderly transition of the management of its assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of such company, returning any funds held on behalf of such company and returning any and all of the books and records of such company. Ashford Prime or Ashford Trust, as applicable, will be responsible for paying all accrued fees and expenses and will be subject to certain non-solicitation obligations with respect to our employees upon any termination of the applicable advisory agreement.
Following the initial term, we may terminate either advisory agreement prior to the expiration of each successive one-year term with 180 days’ prior written notice. Additionally, we may terminate either advisory agreement if Ashford Prime or Ashford Trust, as applicable, defaults in the performance or observance of any material term, condition or covenant under the applicable advisory agreement; provided, however, before terminating the advisory agreement, we must give Ashford Prime or Ashford Trust, as applicable, written notice of the default and provide such entity with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as such entity is diligently and in good faith pursuing such cure. In the event of such a termination, we will be entitled to all accrued fees and expenses.
Fees and Expenses.

•
Base Fee. The total quarterly base fee is equal to 0.70% per annum of the total market capitalization of each of Ashford Prime and Ashford Trust, subject to a minimum quarterly base fee. The “total market capitalization” for purposes of determining the base fee is calculated on a quarterly basis as follows:

(i)
the average of the volume-weighted average price per share of common stock for such entity for each trading day of the preceding quarter multiplied by the average number of shares of common stock and common units outstanding during such quarter, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the applicable operating partnership which have achieved economic parity with common units in the operating partnership have been redeemed and the applicable company has elected to issue common stock of such company in satisfaction of the redemption price), plus

(ii)
the quarterly average of the aggregate principal amount of the consolidated indebtedness of such company (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus

(iii)	the quarterly average of the liquidation value of any outstanding preferred equity of such company.
The minimum base fee for Ashford Prime, and the minimum base fee for Ashford Trust for each quarter beginning January 1, 2016, is equal to the greater of:

(i)	90% of the base fee paid for the same quarter in the prior year; or

(ii)	the “G&A ratio” multiplied by the total market capitalization of such company.
The minimum base fee (on an annual basis) for Ashford Trust for each fiscal quarter through December 31, 2015, is equal to the greater of:

(i)	0.70% of the total market capitalization of Ashford Trust as of November 13, 2014; or

(ii)	the “G&A ratio” multiplied by the total market capitalization of Ashford Trust as of November 13, 2014.
The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for each company may be adjusted from time-to-time by mutual agreement between us and a majority of the independent directors of such company, negotiating in good faith. The base fee is payable in cash on a quarterly basis.

•
Incentive Fee. In each year that the Total Stockholder Return (“TSR”) of Ashford Prime or Ashford Trust exceeds the “average TSR of its peer group,” Ashford Prime or Ashford Trust, as applicable is required to pay us an incentive fee. For purposes of this calculation, the TSR of such entity is calculated using a year-end stock price equal to the closing price of its common stock on the last trading day of the year as compared to the closing stock price of its common stock on the last trading day of the prior year (or, with respect to Ashford Trust, for the stub period ending December 31, 2014, the closing stock price of its common stock on November 13, 2014), in each case assuming all dividends on the common stock during such period are reinvested into additional shares of common stock of such entity. The average TSR for each member of such company’s peer group is calculated in the same manner and for the same time period, and the simple average for the entire peer group is the “average TSR for its peer group.” If the TSR of Ashford Prime or Ashford Trust exceeds the average TSR for its peer group, we will be paid an incentive fee, subject to the FCCR condition, as defined in the advisory agreement.

The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage) by which the annual TSR of Ashford Trust or Ashford Prime, as applicable, exceeds the average TSR for its respective peer group, multiplied by (ii) the fully diluted equity value of such company at December 31 of the applicable year. The percentage by which the TSR of either Ashford Trust or Ashford Prime exceeds the TSR of its peer group is limited to 25% for purposes of calculating the incentive fee payable to us. Further, with respect to Ashford Trust, for the stub period ended December 31, 2014, the product from the incentive fee calculation was reduced proportionately based on the number of days in which the advisory agreement with Ashford Trust was in effect for the calendar year 2014 divided by 365 days. To determine the fully diluted equity value, we assume that all units in the operating partnership of Ashford Prime or Ashford Trust, as applicable, including LTIP units that have achieved economic parity with the common units, if any, are redeemed and the applicable company has elected to issue common stock of such company in satisfaction of the redemption price and that the per share value of each share of common stock of such company is equal to the closing price of its stock on the last trading day of the year. For the purpose of calculating TSR for Ashford Trust during 2014, the starting price of its common stock is based on the closing price per share of its common stock on November 13, 2014 (the first trading day following the completion of our separation from Ashford Trust), and for its peers, the closing price on the same trading day.

•
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Prime and Ashford Trust, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Prime and Ashford Trust have the authority to make annual equity awards to us or directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other hurdles established by such board of directors.

•
Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Prime or Ashford Trust (including any of the officers of Ashford Prime or Ashford Trust who are also officers of our company), with the exception of any equity compensation that may be awarded by Ashford Prime or Ashford Trust to our employees who provide services to Ashford Prime and Ashford Trust, the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Prime and Ashford Trust are each responsible to pay or reimburse us monthly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Prime or Ashford Trust or us in our capacity as advisor to such entities. In addition, each of Ashford Prime and Ashford Trust pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.

In addition to the expenses described above, each of Ashford Prime and Ashford Trust are required to reimburse us monthly for its pro rata share (as reasonably agreed to between us and a majority of the independent directors of such company or its audit committee, chairman of its audit committee or lead director) of all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to our non-executive personnel who are located internationally or that oversee the operations of international assets or related to our personnel that source, investigate or provide diligence services in connection with possible acquisitions or investments internationally. Such expenses include but are not limited to, salary, wage payroll taxes and the cost of employee benefit plans. We pay or reimburse Ashford Trust for the costs associated with Ashford Trust’s current chairman emeritus, which includes a $700,000 annual stipend and the cost of all benefits currently available to him, as well as reimbursement for reasonable expenses incurred by him in connection with his service to Ashford Trust.

•
Additional Services. If, and to the extent that, either Ashford Prime or Ashford Trust requests us to render services on behalf of such company other than those required to be rendered by us under the advisory agreement, such additional services will be compensated separately, at market rates, as defined in the advisory agreements.

The Ashford Trademark. We have a proprietary interest in the “Ashford” trademark, and we agreed to license its use to each of Ashford Prime and Ashford Trust. If at any time Ashford Prime or Ashford Trust ceases to retain us to perform advisory services for them, within 60 days following receipt of written request from us, such entity must cease to conduct business under or use the “Ashford” name or logo, as well as change its name and the names of any of its subsidiaries to a name that does not contain the name “Ashford.”
Relationship with Ashford Prime and Ashford Trust. We advise both Ashford Prime and Ashford Trust. We are also permitted to have other advisory clients, which may include other REITs operating in the real estate industry or having the same or substantially similar investment guidelines as Ashford Trust or Ashford Prime. If either Ashford Prime or Ashford Trust materially revises its initial investment guidelines without our express written consent, we are required only to use our best judgment to allocate investment opportunities to Ashford Prime, Ashford Trust and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any of our then existing obligations to such other entities. Ashford Prime has agreed not to revise its initial investment guidelines to be directly competitive with Ashford Trust. Ashford Trust agrees, pursuant to the terms of the Ashford Trust advisory agreement, that it will revise its investment guidelines as necessary to avoid direct competition with (i) any entity or platform that Ashford Trust may create or spin-off in the future and (ii) any other entity advised by us, provided that in the case of clause (ii), we and Ashford Trust mutually agree to the terms of such revision of Ashford Trust’s investment guidelines. The advisory agreements give each of Ashford Prime and Ashford Trust the right to equitable treatment with respect to other clients of ours, but the advisory agreements do not give any entity the right to preferential treatment, except as follows:

•
Any new individual investment opportunities that satisfy Ashford Prime’s investment guidelines will be presented to its board of directors, which has up to 10 business days to accept any such opportunity prior to it being available to Ashford Trust or another business advised by us.

•
Any new individual investment opportunities that satisfy Ashford Trust’s investment guidelines will be presented to its board of directors, which has up to 10 business days to accept any such opportunity prior to it being available to Ashford Prime or another business advised by us.

To minimize conflicts between Ashford Prime and Ashford Trust, the advisory agreements require each such entity to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with us, such entity may modify or supplement its investment guidelines from time to time by giving written notice to us; however, if either Ashford Prime or Ashford Trust materially changes its investment guidelines without our express written consent, we are required only to use our best judgment to allocate investment opportunities to Ashford Prime, Ashford Trust and other entities we may advise, taking into account such factors as we deem relevant, in our discretion, subject to any then existing obligations we have to such other entities.
When determining whether an asset satisfies the investment guidelines of either Ashford Prime or Ashford Trust, we must make a good faith determination of projected RevPAR, taking into account historical RevPAR as well as such additional considerations as conversions or reposition of assets, capital plans, brand changes and other factors that may reasonably be forecasted to raise RevPAR after stabilization of such initiative.
If Ashford Prime or Ashford Trust elect to spin-off, carve-out, split-off or otherwise consummate a transfer of a division or subset of assets for the purpose of forming a joint venture, a newly created private platform or a new publicly traded company to hold such division or subset of assets constituting a distinct asset type and/or investment guidelines, Ashford Trust and Ashford Prime have agreed that any such new entity will be advised by us pursuant to an advisory agreement containing substantially the same material terms set forth in our advisory agreement with Ashford Prime or Ashford Trust, as applicable.

Our Mutual Exclusivity Agreement
We and Ashford LLC, our operating company, entered into a mutual exclusivity agreement with Remington, that was consented and agreed to by Mr. Monty J. Bennett, regarding potential future advisory clients for us and property management clients for Remington. Mr. Monty J. Bennett and his father Mr. Archie Bennett, Jr. are the sole owners of Remington, and Mr. Monty J. Bennett is the chief executive officer of Remington. Pursuant to this agreement, we have agreed to utilize Remington to provide property management, project management and development services for all hotels that future companies we may advise or may acquire, to the extent that we have the right, or control the right, to direct such matters, subject to certain exceptions.
Our Financing Strategy
We currently do not use leverage, and therefore have no market risk sensitive instruments; however, we may decide to use leverage to meet future capital needs. Our organizational documents do not limit our capacity to use leverage or the amount we may use. Our financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our business strategies and in turn add value to stockholders. We may from time to time use derivative instruments primarily to manage interest rate risk.
Regulation
General. We, AIM and each of Ashford Prime and Ashford Trust, as applicable, are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things regulate public disclosures, reporting obligations and capital raising activity. As an advisor to companies that own hotel properties, the operations and properties of such entities are subject to various federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements.
REIT Regulations. Each of Ashford Prime and Ashford Trust has elected and is qualified and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As REITs, such companies must currently distribute, at a minimum, an amount equal to 90% of their taxable income. In addition, such companies must distribute 100% of taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If either Ashford Prime or Ashford Trust fails to continue to qualify as a REIT in any taxable year, it is subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if such companies continue to qualify for taxation as REITs, they may be subject to state and local income taxes and to federal income tax and excise tax on their undistributed income.
Americans with Disabilities Act. As the advisor to Ashford Prime and Ashford Trust, we are responsible for ensuring that the hotels owned by such entities comply with applicable provisions of the Americans with Disabilities Act, or “ADA,”, to the extent that such hotels are “public accommodations” as defined by the ADA. Non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess the hotels and to advise Ashford Prime or Ashford Trust, as applicable, to make alterations as appropriate in this respect.
Environmental Matters. Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at the hotels owned by Ashford Prime or Ashford Trust may expose such entities, and potentially us, to third-party liability or materially and adversely affect the ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.
The hotels owned by Ashford Prime and Ashford Trust are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. These hotels incur costs to comply with these laws and regulations, and we or the property owners could be subject to fines and penalties for non-compliance.

Some of these hotels may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of the hotels owned by Ashford Prime or Ashford Trust could require a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at the hotels and others if property damage or health concerns arise.
In the judgment of management, while we may incur significant expense complying with the various regulation to which we are subject, existing statutes and regulations will not have a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
Distributions and Our Distribution Policy
Evaluation of our distribution policy and the decision to make a distribution is made solely at the discretion of our board of directors and is based on factors including, but not limited to, our ability to generate income, availability of existing cash balances, the performance of our business, capital requirements, applicable law, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects and other factors our board of directors deems relevant.
Future distribution levels are subject to adjustment based upon any one or more of the factors set forth above, the matters discussed under “Risk Factors” in this Annual Report on Form 10-K or any other document we file with the SEC under the Exchange Act and other factors that our board of directors may, from time to time, deem relevant to consider when determining an appropriate distribution. Our board of directors may also determine not to make any distribution.
Competition
The asset management industry is highly competitive. We compete on a regional, industry and niche basis based on a number of factors, including ability to raise capital, investment opportunities and performance, transaction execution skills, access to and retention of qualified personnel, reputation, range of products, innovation and fees for our services. Our clients compete with many third parties engaged in the hotel industry, including other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. Some of these competitors, including other REITs and private real estate companies and funds may have substantially greater financial and operational resources than Ashford Prime or Ashford Trust and may have greater knowledge of the markets in which we seek to invest. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Future competition from new market entrants may limit the number of suitable investment opportunities offered to Ashford Prime and Ashford Trust. It may also result in higher prices, lower yields and a more narrow margin over the borrowing cost for Ashford Prime and Ashford Trust, making it more difficult to originate or acquire new investments on attractive terms. Certain competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue potential investments and raise capital for their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities that we may want to pursue.
Ashford Prime and Ashford Trust each compete with many third parties engaged in the hotel industry. Competition in the hotel industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which properties are located and includes competition from existing and new hotels. We believe that hotels that are affiliated with leading national brands, such as the Marriott or Hilton brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and room revenue per available room of the hotels owned by Ashford Prime or Ashford Trust or may require capital improvements that otherwise would not have to be made, which may result in decreases in the profitability of Ashford Prime or Ashford Trust and decreased advisory fees to us.
Insurance
We are required to have insurance programs to comply with our contractual obligations and as reasonably necessary for our business.

Shareholder Rights Plan
On November 16, 2014, we adopted a shareholder rights plan by entering into a Rights Agreement, dated November 17, 2014, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). We intend for the shareholder rights plan to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Our board of directors implemented the rights plan by declaring a dividend of one preferred share purchase right that was paid on November 27, 2014, for each outstanding share of our common stock on November 27, 2014, to our stockholders of record on that date. Each of those rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series A Preferred Stock, par value $0.01 per share, at a price of $275 per one one-thousandth of a share of our Series A Preferred Stock represented by such a right, subject to adjustment.
Initially, the rights will be attached to all certificates representing our common stock, and no separate certificates evidencing the rights will be issued. The Rights Agreement provides that, until the date on which the rights separate and begin trading separately from our common stock (which we refer to as the “Distribution Date”), the rights will be transferred only with the shares of our common stock. The Distribution Date will occur, and the rights would separate and begin trading separately from the shares of our common stock, and certificates representing the rights will be issued to evidence the rights, on the earlier to occur of:

(i)
10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired beneficial ownership (as defined in the Rights Agreement) of 10% or more of the outstanding shares of common stock, (referred to, subject to certain exceptions as “Acquiring Persons”) (or, in the event an exchange of the rights for shares of our common stock is effected in accordance with certain provisions of the Rights Agreement and our board of directors determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or

(ii)
10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person becomes an Acquiring Person) of 10% or more of the outstanding shares of our common stock following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the outstanding shares of our common stock.

The rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock acquires any additional shares of our common stock without the approval of our board of directors, except that the Distribution Date will not occur as a result of our company, one of our subsidiaries, one of our employee benefit plans or a trustee for one of those plans, or Mr. Monty J. Bennett and certain of his affiliates and associates (so long as they own 20% or less of our outstanding common stock), acquiring additional shares of our common stock, and those persons will not be Acquiring Persons.
If a person or group becomes an Acquiring Person at any time, with certain limited exceptions, the rights will become exercisable for shares of our common stock (or, in certain circumstances, shares of our Series A Preferred Stock or other of our securities that are similar) having a value equal to two times the exercise price of the right. From and after the announcement that any person has become an Acquiring Person, if certificated rights are or were at any time on or after the earlier of (i) the date of such announcement or (ii) the Distribution Date acquired or beneficially owned by an Acquiring Person or an associate or affiliate of an Acquiring Person, such rights shall become void, and any holder of such rights shall thereafter have no right to exercise such rights. In addition, if, at any time after a person becomes an Acquiring Person, (i) we consolidate with, or merge with and into, any other person; (ii) any person consolidates with us, or merges with and into us and we are the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of our common stock are or will be changed into or exchanged for stock or other securities of any other person (or of ours) or cash or any other property; or (iii) 50% or more of our consolidated assets or earning power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise of a right at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the right. Upon the occurrence of an event of the type described in this paragraph, if our board of directors so elects, we will deliver upon payment of the exercise price of a right an amount of cash or securities equivalent in value to the shares of common stock issuable upon exercise of a right. If we fail to meet that obligation within 30 days following of the announcement that a person has become an Acquiring Person, we must deliver, upon exercise of a right but without requiring payment of the exercise price then in effect, shares of our common stock (to the extent available) and cash equal in value to the difference between the value of the shares of our common stock otherwise issuable upon the exercise of a right and the exercise price then in effect.

Although the rights were initially set to expire on March 15, 2015, on February 25, 2015, our board of directors extended the expiration date until the date of our 2015 annual stockholder meeting, at which time the stockholders will vote on a further extension of the expiration date to February 25, 2018. If the stockholders do not approve such further extension, the rights will expire on the date of the 2015 annual stockholder meeting.
Employees
At December 31, 2014, we had 92 full time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions for Ashford Prime and Ashford Trust.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and reporting requirements that are available to us as long as we qualify as an emerging growth company, except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.
We, in general, remain as an emerging growth company for up to five full fiscal years following our separation from Ashford Trust. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

•	have more than $1 billion in annual revenue in a fiscal year;

•	issue more than $1 billion of non-convertible debt during the preceding three-year period; or

•
become a “large accelerated filer” as defined in Exchange Act Rule 12b-2, which would occur after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Access To Reports and Other Information
We maintain a website at www.ashfordinc.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
All reports filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549-1090. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors
Risks Related to Our Business
The asset and investment management businesses are highly competitive.
The asset and investment management businesses are highly competitive. Competition in these businesses is driven by a variety of factors including: asset and investment performance; the quality of service provided to the companies and investment funds we advise; investor perception of an asset and investment manager’s drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the duration of relationships with investors; brand recognition; and business reputation. We expect to face competition primarily from other asset and investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties. A number of factors serve to increase our competitive risks:

•	other asset and investment managers may have greater financial, technical, marketing and other resources and more personnel than we do;

•	Ashford Prime, Ashford Trust, other companies that we may advise and any investment funds we manage may not perform as well as the clients of other asset or investment managers;

•
several other asset and investment managers and their clients have significant amounts of capital and many of them have similar management and investment objectives to ours which may create additional competition for investment management and advisory opportunities;

•
some of these other asset and investment managers’ clients may also have a lower cost of capital and access to funding sources that are not available to us or the companies that we advise, which may create competitive disadvantages for us with respect to funding opportunities;

•
some of these other asset managers’ clients may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to facilitate the acquisition and management by their clients of a wider variety of assets and allow them to consider a broader range of investments and to advise their clients to bid more aggressively for investment opportunities on which we would advise our clients to bid;

•
there are relatively few barriers to entry impeding new asset or investment management companies and the successful efforts of new entrants into the asset or investment management businesses are expected to continue to result in increased competition;

•	some other asset and investment managers may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets or investments;

•	other asset and investment managers may have more scalable platforms and may operate more efficiently than us;

•	other asset and investment managers may have better brand recognition than us and there is no assurance that we will maintain a positive brand in the future;

•	other industry participants may from time to time seek to recruit members of our management or investment teams and other employees away from us;

•
we face competition in the pursuit of outside investors for any investment funds we manage, acquiring investments in attractive portfolio companies, divesting our investments and other investment opportunities;

•
an increase in the allocation of capital to our asset and investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that we may seek to exploit;

•
a decrease in the allocation of capital to our asset and investment strategies could intensify competition for that capital and lead to fee reductions and redemptions in any investment funds we manage, as well as difficulty in raising new capital; and

•	the market for qualified professionals is intensely competitive and our ability to continue to compete effectively will also depend upon our ability to attract, retain and motivate our employees.
Our inability to effectively compete on these and other areas may have an adverse effect on our business, results of operations and financial condition.

The investments of the entities we currently advise are concentrated in the hotel industry; our business would be adversely affected by an economic downturn in that sector; and we will be significantly influenced by the economies and other conditions in the specific markets in which our asset management clients operate.
Substantially all of the investments of Ashford Prime and Ashford Trust are concentrated in the hotel industry. Additionally, investment funds we manage are concentrated in the hospitality, real estate and leisure industries. These concentrations may expose such entities, and therefore us, to the risk of economic downturns in the hotel real estate sector to a greater extent than if the investments of such entities were diversified across other sectors of the real estate or other industries. Similarly, we are particularly susceptible to adverse market conditions in areas in which our asset management clients have high concentrations of properties. Industry downturns, relocation of businesses, any oversupply of hotel rooms, a reduction in lodging demand or other adverse economic developments in the hotel industry generally or in areas where our asset management clients have a high concentration of properties could adversely affect us.
Failure of the hotel industry to exhibit sustained improvement or to improve as expected may adversely affect us.
Currently, our primary sources of revenues are the advisory agreements with Ashford Prime and Ashford Trust. A substantial part of the business plan of each of these entities is based on management’s belief that the lodging markets in which such entities invest will experience improving economic fundamentals in the future, despite that fundamentals have already substantially improved over the last several years. In particular, the business strategy of each of these entities is dependent on the expectation that key industry performance indicators, especially RevPAR, will continue to improve. Investment funds we manage rely in part on these assumptions, as well. There can be no assurance as to whether or to what extent, hotel industry fundamentals will continue to improve. If conditions in the industry do not sustain improvement or improve as expected, or deteriorate, we may be adversely affected.
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries will be subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the IRS, and other federal, state and local governmental bodies and agencies. We also will be responsible for managing the regulatory aspects of Ashford Prime and Ashford Trust, including compliance with applicable REIT rules. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business or the businesses of Ashford Prime, Ashford Trust or other entities that we advise, we could be subjected to extensive investigations as well as substantial penalties, and our business and operations could be materially adversely affected. We also will have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. While we have designed policies to appropriately operate our business and the entities we advise, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
We intend to do business internationally, which may subject us to numerous political, economic, market, reputational, operational, legal, regulatory and other risks that could adversely impact our business and results of operations.
We have limited experience operating internationally but we may do so in the near future, in our capacity as advisor to an entity with international operations. As a result of any future international operations conducted by us, our business and financial results in the future could be adversely affected due to currency fluctuations, social or judicial instability, acts or threats of terrorism, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, fund transfer restrictions, capital controls, exchange rate controls, taxes, inadequate intellectual property protection, unfavorable political and diplomatic developments, changes in legislation or regulations and other additional international developments or restrictive actions. These risks are especially acute in emerging markets. As in the United States, many non-U.S. jurisdictions in which we may do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery from the recession that began in late 2007, others continue to experience increasing levels of stress. In addition, the risk of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Any such unfavorable conditions or developments could have an adverse impact on our businesses and results of operations.
We may also experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. These difficulties may prevent, or significantly increase the cost of, our international expansion.

In addition, changes in policies or laws of the U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. Any actions by countries in which we conduct business to reverse policies that encourage investment could adversely affect our business. If we fail to realize the anticipated growth of our future international operations, our business and operating results could suffer.
Our ability to raise capital and attract investors for our existing and potential clients and our performance is critical to our ability to earn fees and grow our asset and investment management businesses.
The base advisory fees that we earn in our asset management business are based on the total market capitalization of the entities that we advise. Accordingly, our base fees are expected to increase if we are able to successfully raise capital in the equity markets for our existing and potential clients. Further, the incentive fees we earn in our asset management business will be primarily driven by the outperformance of our clients as compared with their respective peers, based on total stockholder return. Similarly, the management fees we earn in our investment management business are based upon the assets under management in these investment funds. Accordingly, our management fees are expected to increase if we are able to successfully raise capital from our existing and potential investors. Additionally, the performance allocations or incentive fees we earn in our investment management business is driven by the performance of these investment funds.
Our ability to earn these fees is subject to a number of risks, many of which are beyond our control, including monetary and fiscal policies, domestic and international economic conditions, political considerations and capital markets. To the extent that general capital markets activity slows down or comes to a halt (as was the case during the recession that began in late 2007), our clients may have difficulty growing. This risk is based on micro- and macro-economic market factors including but not limited to disruptions in the debt and equity capital markets, resulting in the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge.
We are predominantly dependent on Ashford Prime and Ashford Trust as our only current asset management clients, the loss of either of which, or their inability to pay for our services, could substantially reduce our revenue.
Ashford Prime and Ashford Trust are the only companies for which we currently provide asset management advisory services. The loss or failure of these companies, their failure to pay us or termination of their advisory agreements, particularly if they fail to pay the termination fee, would adversely affect our revenue, results of operations and financial condition. Therefore, our business is subject to the risks of the businesses of such entities. Additionally, these companies could sell assets over time, decreasing their market capitalization, and thereby cause our advisory fees to decrease, which would adversely affect our results of operations and financial condition.
We depend on our key personnel with long-standing business relationships. The loss of such key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the hotel industry and/or investment experience of Messrs. Monty J. Bennett, Douglas A. Kessler, David A. Brooks, Deric S. Eubanks, Jeremy J. Welter, Mark L. Nunneley and J. Robison Hays, III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of our management or investment teams could harm our business and our prospects.
The prior performance of Ashford Trust and investment funds we manage are not indicative of our future performance.
We have presented information in this Annual Report on Form 10-K regarding the historical results of Ashford Trust. When considering this information you should consider that the historical results of Ashford Trust are not indicative of the future results that you should expect from us or our common stock. There are significant differences between Ashford Trust and us, and our financial condition and results of operations could vary significantly because our investment, financing, business and other strategies differ from those of Ashford Trust.
As described elsewhere in this document, our future results are subject to many uncertainties and other factors that could cause our financial condition and results of operations to be materially different than that of Ashford Trust.
Additionally, the historical and potential future returns of the investment funds we manage are not directly linked to returns on our common stock. Therefore, readers should not conclude that positive performance of the investment funds we manage will necessarily result in positive returns on our common stock.

Investment funds we manage are subject to counterparty default and concentration risks.
Investment funds we manage may enter into numerous types of financing arrangements with counterparties globally, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Generally, investment funds we manage are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In particular, some of the investment funds we manage utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these investment funds with these counterparties.
Investment funds we manage are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which are precisely the times when defaults may be most likely to occur. In the event of a counterparty default, particularly a default by a major investment bank, investment funds we manage could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operations and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.
Investment funds we manage are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the investment fund to suffer a loss. Counterparty risk is increased for contracts with longer maturities where events may intervene to prevent settlement, or where the investment fund has concentrated its transactions with a single or small group of counterparties. The absence of a regulated market to facilitate settlement may increase the potential for losses.
In addition, the risk-management models of investment funds we manage may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.
Investors in investment funds we manage may redeem their investments which would lead to a decrease in our assets under management and, therefore, our revenues.
Investors in investment funds we manage may generally redeem their investments on a monthly basis, subject to the applicable fund's specific redemption provisions. Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving investment funds we manage include the need to increase available cash reserves or to fund other capital commitments, changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their investment manager, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or broadening of an investment fund's investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our investment business could have a material adverse effect on our business.
Our historical financial results as a carve-out of Ashford Trust may not be representative of our results as an independent company.
The historical financial information we have included in this Annual Report on Form 10-K has been prepared from the accounting records of Ashford Trust and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as an independent company during the periods presented. The historical costs and expenses reflected in our financial statements include an allocation for certain indirect items including salaries, equity-based compensation and general and administrative expenses pro rata based on an estimate of expenses had the business been run as an independent entity. The allocation methods include relative head count and management’s knowledge of the respective operations of the asset management and advisory business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will eventually be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on their audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.
Our platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
While we believe our platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure on a relative basis, we may be wrong in that assessment. It is possible that if our business grows substantially, we will need to make significant new investment in personnel and infrastructure to support that growth. We may be unable to make significant investments on a timely basis or at reasonable costs, and our failure in this regard could disrupt our business and operations.
If our portfolio management techniques and strategies are not effective, we may be exposed to material unanticipated losses.
Our portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations and could result in losses.
We may determine to grow our business through the acquisition of asset and investment management contracts or companies, which entails substantial risk.
We may determine to grow our business through the acquisition of asset and investment management contracts or companies. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not discover all relevant liabilities and we may have limited, if any, recourse against the sellers. We also may not successfully integrate the asset and investment management contracts or companies that we acquire into our business and operations, which could have a material adverse effect on our results of operation and financial condition. Additionally, to the extent such acquisitions result in us entering new lines of business, we may become subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, potentially leading to increased litigation and regulatory risk. Moreover, we may grow our business through joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, control and personnel that are not under our control.

Valuation methodologies for certain assets in investment funds we manage can be subject to significant subjectivity, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for these investment funds.
There may be no readily-ascertainable market prices for a number of investments in the investment funds we manage. The fair value of such investments of these investment funds is determined periodically by us based on the methodologies described in the investment funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially from such assumptions or estimates. In addition, because investments held by these investment funds may be in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Moreover, in many markets, transaction flow is further limited by uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of investment funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the investment funds. In addition, uncertainty about asset values on redemptions from investments in these investment funds may lead to an increased risk of litigation by investors over net asset values or “NAVs.”
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in an investment fund's NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are sold. The SEC has announced that it is undertaking a significant review of valuation practices within the private equity industry and has instituted enforcement actions against private equity fund advisers for misleading investors about valuation, so there will be increased regulatory scrutiny in the future. Realizations at values significantly lower than the values at which investments have been reflected in investment fund NAVs would result in losses for the applicable investment fund, a decline in management fees and the loss of potential performance allocations or incentive fees. Also, a situation where asset values turn out to be materially different than values reflected in investment fund NAVs could cause investors to lose confidence in us, which would, in turn, result in redemptions from these investment funds or difficulties in raising additional capital.
Anti-takeover provisions in our constituent documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our certificate of incorporation and bylaws will contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•
authorize our board of directors, without further action by our stockholders, to provide, out of the unissued shares of preferred stock, for additional or new series of preferred stock and, with respect to each such series, to set the number of shares constituting such series, the designation of such series, the terms, preferences and relative participating, optional and other special rights, if any, voting powers, if any, and the restrictions, limitations and qualifications thereof;

•
authorize our board of directors, without further action by our stockholders, to provide, out of the unissued shares of blank check common stock, for additional or new series of blank check common stock and, with respect to each such series, to set the number of shares constituting such series, the designation of such series, the terms, preferences and relative participating, optional and other special rights, if any, voting powers, if any, and the restrictions, limitations and qualifications thereof;

•	require a classified board of directors;

•	prohibit stockholder action by written consent, without the express prior consent of our board of directors;

•	provide that stockholders are not permitted to call a special meeting of stockholders;

•	provide that directors may be removed only for cause and with the affirmative vote of at least 80% of the voting interests of our stockholders entitled to vote;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire us while the plan remains in effect.
We have in effect a shareholder rights plan that is intended to protect us from efforts to obtain control of our company that our board of directors believe are inconsistent with the best interests of our company and our stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder (other than us, one of our subsidiaries or employee benefit plans or Mr. Monty J. Bennett and certain of his affiliates and associates (so long as they beneficially own 20% or less of our common stock)) has acquired beneficial ownership of 10% or more of our common stock without the approval of our board of directors or the announcement of a tender offer or exchange offer that would result in the ownership of 10% or more of our common stock by a person or group of persons (other than one or more of the excluded persons described above). The rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock (other than one or more of the excluded persons described above) acquires any additional shares of our common stock without the approval of our board of directors. If the rights become exercisable, all rights holders (other than the person/entity triggering the rights) will be entitled to acquire certain of our securities at a substantial discount. The rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our board of directors, and the rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock, without first negotiating with our board of directors. The rights expire on the date of our 2015 annual stockholder’s meeting unless, at that meeting, the stockholders approve a further extension of the rights to February 25, 2018.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. We may change our corporate policies without stockholder notice or consent, which could result in investments or activities that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Delaware General Corporation Law (“DGCL”), our certificate of incorporation and our bylaws, stockholders will have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
Our plan, to the extent that market conditions permit, is to grow our business and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the management of assets and investment funds within the hospitality industry. Accordingly, we may pursue growth through acquisitions of asset and investment management contracts or companies, acquisitions of critical business partners or other strategic initiatives. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

Our constituent documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our constituent documents provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or bylaws; or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our constituent documents described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our constituent documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are subject to reporting and other obligations under the Exchange Act. In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act,

•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act,

•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer,

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise,

•	provide certain disclosure regarding executive compensation, or

•	hold stockholder advisory votes on executive compensation.
Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.
Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with accounting standards newly issued or revised after April 5, 2012, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We identified a material weakness in our internal controls over financial reporting that existed for the period ended December 31, 2013. If we fail to properly remediate this material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In June 2014, we became aware of a deficiency in the operating effectiveness of our controls that led to the following errors in our financial statements: (i) a misstatement related to dividends paid on stock reserved for issuance to participants in our deferred compensation plan, (ii) a misstatement related to non-cash compensation being improperly included as a cash item in the operating section of the combined statements of cash flows and (iii) an incorrect allocation of stock-based compensation. These errors indicated an operational deficiency in our controls surrounding management’s preparation and review of carve out financial statements. We corrected these errors and restated our historical financial statements; however the lack of proper controls resulted in a material weakness in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5. As of December 31, 2014, we are still remediating the material weakness.
Although we have taken proactive steps to address the material weakness, including hiring additional accounting personnel, there can be no assurance that our remedial measures will be sufficient to address this material weakness or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we have taken and will take in the future are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any additional changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.
We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared and we may not be able to accurately report our financial results.
Following our separation from Ashford Trust, we became subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404(a) requires annual management assessments of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
We are increasingly dependent on information technology, and potential cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, billing and operating data. We may purchase some of our information technology from vendors, on whom our systems depend, and rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications are subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our systems could harm us.

In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us on any social networking website could damage our reputation. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.
Changes in laws, regulations, or policies may adversely affect our business.
The laws and regulations governing our business or the businesses of our clients, or the regulatory or enforcement environment at the federal level or in any of the states in which we or our clients operate, may change at any time and may have an adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased in over time, will significantly affect the administration of health care services and could significantly impact our cost of providing employees with health care insurance. We are unable to predict how this or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreements, our mutual exclusivity agreement, the tax matters agreement and other agreements entered into in connection with our separation from Ashford Trust were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford Trust and Ashford Prime.
Because our officers and two of our directors are also officers of Ashford Trust and Ashford Prime and have ownership interests in Ashford Trust and Ashford Prime, our separation and distribution agreement, our advisory agreements, our mutual exclusivity agreement, the tax matters agreement and other agreements entered into in connection with our separation from Ashford Trust were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford Prime and Remington. For example, we are entitled to indemnification from Ashford Trust OP in the event of breaches of certain provisions of, or misrepresentations made in, the separation and distribution agreement. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements due to our ongoing relationship with Ashford Trust and Ashford Prime.
Our assumption of Ashford Trust’s deferred compensation obligations may dilute your interest in our common stock.
In connection with our separation from Ashford Trust, we assumed all of the obligations of Ashford Trust’s deferred compensation plan, which plan had only two participants, Mr. Monty J. Bennett and his father Mr. Archie Bennett, Jr. Both Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. elected to invest their deferred compensation accounts in our common stock. As a result, we have an obligation to issue approximately 195,000 shares of our common stock to Mr. Monty J. Bennett over five years beginning in January 2016, which is the end of Mr. Monty Bennett’s deferral period. We also have an obligation to issue approximately 17,000 shares of our common stock to Mr. Archie Bennett, Jr., over six years beginning in March 2015, which is the end of Mr. Archie Bennett’s deferral period. The issuance of these shares of our common stock will dilute current stockholder’s and, if all such shares are issued, may result in a change of control of our company.
Our relationships with Remington, Ashford Trust, Ashford Prime and AIM could create significant conflicts of interest.
Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chief executive officer of Remington and as the chief executive officer and chairman of the board of each of Ashford Trust and Ashford Prime. Additionally, Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington. Mr. Monty J. Bennett’s management obligations to Remington, Ashford Trust and Ashford Prime reduce the time and effort he spends managing our company, and his duties to us as a director and officer may conflict with his duties to, and pecuniary interest in, Remington, Ashford Trust and Ashford Prime.

We, through Ashford LLC, own approximately 60% of Management Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Management Holdco. Performance Holdco owns 99.99% of AIM GP. We, through Ashford LLC and our 100% ownership interest in Performance Holdco's general partner, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays own, in the aggregate, 40% of Performance Holdco. AIM currently serves as investment adviser to the REHE Fund and the Managed Accounts. Mr. Bennett’s and Mr. Hays’ duties to us as directors and officers may conflict with their duties to, and pecuniary interests in, Management Holdco and Performance Holdco.
Under the terms of our mutual exclusivity agreement with Remington, we may be obligated to utilize Remington as a property manager for hotels, if any, we may acquire in the future as well as future platforms that we advise, to the extent we have the discretion to do so, even if the utilization of Remington for such property management may not be the most advantageous for our hotels or future clients.
Our mutual exclusivity agreement with Remington requires us to utilize Remington to provide property management, project management and development services for all hotels, if any, that we may acquire as well as all hotels that future companies we advise may acquire, to the extent that we have the right, or control the right, to direct such matters, unless our independent directors either (i) unanimously vote not to utilize Remington for such services or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better. In exchange for our agreement to engage Remington for such services for all hotels, if any, that we may acquire as well as all future companies that we advise, Remington has agreed to grant to any such future clients a first right of refusal to purchase any investments identified by Remington and any of its affiliates that meet the initial investment criteria of such entities, as identified in the advisory agreement between us and such entities, subject to any prior rights granted by Remington to other entities, including Ashford Trust, Ashford Prime and us. Mr. Monty J. Bennett will potentially benefit from the receipt of property management fees, project management fees and development fees by Remington from us and such future companies that we advise. See “Item 1. Business—Our Mutual Exclusivity Agreement.” Mr. Monty J. Bennett’s ownership interests in and management obligations to Remington present him with conflicts of interest in making management decisions related to the commercial arrangements between us, the clients we advise and Remington.
Under the terms of our mutual exclusivity agreement with Remington, Remington may be able to pursue lodging investment opportunities that compete with the businesses that we advise.
Pursuant to the terms of our mutual exclusivity agreement with Remington, if investment opportunities that satisfy the investment criteria of Ashford Trust, Ashford Prime or one of our future clients are identified by Remington or its affiliates, Remington will give such entity a written notice and description of the investment opportunity. The applicable entity will generally have 10 business days to either accept or reject the investment opportunity. If such entity rejects the opportunity, Remington may then pursue such investment opportunity, subject to any right of first refusal contractually granted by Remington to any other entity. As a result, it is possible that Remington could pursue an opportunity that fits within the investment criteria of an entity that we advise and compete with that entity or compete with us. In such a case, Mr. Monty J. Bennett, our chief executive officer and chairman, in his capacity as chief executive officer of Remington could be in a position of directly competing with us or an entity that we advise.
Provisions of our certificate of incorporation may result in certain corporate opportunities being assigned to Ashford Prime and Ashford Trust.
The provisions of our certificate of incorporation will provide that our directors and executive officers may also be serving as directors, officers, employees, consultants or agents of Ashford Prime, Ashford Trust and their respective subsidiaries and that we may engage in material business transactions with such entities. To the fullest extent permitted by law, we will renounce our rights to certain business opportunities, and no director or officer of ours who is also serving as a director, officer, employee, consultant or agent of Ashford Prime, Ashford Trust or any of their subsidiaries will be liable to us or to our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the applicable advisory agreement) to Ashford Prime, Ashford Trust or any of their respective subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us.

Our executive officers, who are also executive officers of each of Ashford Trust and Ashford Prime, including our chief executive officer, who is also an executive officer of Remington, face competing demands relating to their time as well as potential conflicts of interest, and this may adversely affect our operations.
Each of our executive officers are also executive officers of each of Ashford Trust and Ashford Prime. Because our executive officers have duties to Ashford Trust and Ashford Prime as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company, Ashford Trust and Ashford Prime, and they will continue to face increasing conflicts as we advise additional companies and platforms.
The organization and management of Ashford Prime and Ashford Trust and any companies we may advise in the future may create conflicts of interest.
We are or will be party to advisory and other agreements with Ashford Prime and Ashford Trust. These entities, along with any other businesses we may advise in the future will acquire assets consistent with their respective initial investment guidelines, but in each case, we will have discretion to determine which investment opportunities satisfy each such entity’s initial investment guidelines. If, however, either Ashford Trust or Ashford Prime materially changes its investment guidelines without our express consent, we are required to use our best judgment to allocate investment opportunities to Ashford Trust, Ashford Prime and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any then-existing obligations we may have to such other entities. If a portfolio investment opportunity cannot be equitably divided by asset type and acquired on the basis of such asset types in satisfaction of each such entity’s investment guidelines, we will allocate investment opportunities between Ashford Trust, Ashford Prime and any other businesses we advise in a fair and equitable manner, consistent with such entities’ investment objectives. When determining the entity for which such a portfolio investment opportunity would be the most suitable, our investment professionals have substantial discretions and may consider, among other factors, the following:

•	investment strategy and guidelines;

•	portfolio concentrations;

•	tax consequences;

•	regulatory restrictions;

•	liquidity requirements; and

•	financing availability.
We may manage additional investment vehicles in the future and, in connection with the creation of such investment vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by us, increasing the risk of conflicts of interest.
The decision of how any potential investment should be allocated among Ashford Prime, Ashford Trust and any other companies we may advise in the future, in many cases, may be a matter of subjective judgment, which will be made by us.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Litigation in connection with conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business and our ability to attract investors for future vehicles.
Our fiduciary duties as the sole manager of our operating company could create conflicts of interest with our fiduciary duties to our stockholders.
We, as the sole manager of Ashford LLC, our operating company, have fiduciary duties to the other members of Ashford LLC, the discharge of which may conflict with the interests of our stockholders. The operating agreement of Ashford LLC provides that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as manager of our operating company, to its members, we may act in the best interest of our stockholders without violating our fiduciary duties to the members of Ashford LLC or being liable for any resulting breach of our duties to the members, subject in all cases to the implied contractual covenant of good faith and fair dealing which, pursuant to Delaware law, cannot be waived. In addition, those persons holding Ashford LLC common units will have the right to vote on certain amendments to the operating agreement (which require approval by a majority in interest of the members, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of Ashford LLC members to receive distributions as set forth in the operating agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. In addition, conflicts may arise when the interests of our stockholders and the members of our operating company diverge, particularly in circumstances in which there may be an adverse tax consequence to the members.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our activities.
In order to minimize any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors, officers, or employees, Ashford Trust or Ashford Prime has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise. In addition, the transactions and agreements entered into in connection with our formation prior to the separation and distribution have not been approved by any independent or disinterested persons.
Risks Related to Debt Financing
Although we do not currently have any debt, we may incur debt in the future, which may materially and adversely affect our financial condition and results of operations.
While we currently do not use leverage, our organizational documents do not limit our capacity to use leverage or limit the amount of debt that we may incur. We may, at any time, decide to use leverage to meet future capital needs. We may also, from time to time, use derivative instruments primarily to manage interest rate risk. Future indebtedness will increase our operating costs, particularly in periods of rising interest rates, and we cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

Item 3.	Legal Proceedings
We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.

Item 4.	Mine Safety Disclosures
Not Applicable
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock has been listed and traded on the NYSE MKT under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 20, 2015, there were 155 holders of record.
The following table sets forth the range of high and low sales prices of our common stock for the period beginning on November 13, 2014, the date our common stock commenced trading on the NYSE, through December 31, 2014:

	High	Low	Close
2014
Fourth quarter (began on November 13, 2014, and ended on December 31, 2014)	$131.01	$54.00	$94.00

Distributions and Our Distribution Policy
Evaluation of our distribution policy and the decision to make a distribution is made solely at the discretion of our board of directors and is based on factors including, but not limited to, our ability to generate income, availability of existing cash balances, the performance of our business, capital requirements, applicable law, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects and other factors our board of directors deems relevant.
Future distribution levels are subject to adjustment based upon any one or more of the factors set forth above, the matters discussed under “Risk Factors” in this Annual Report on Form 10-K or any other document we file with the SEC under the Exchange Act and other factors that our board of directors may, from time to time, deem relevant to consider when determining an appropriate distribution. Our board of directors may also determine not to make any distribution.
No dividends have been declared or paid as of and for the year ended December 31, 2014.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	115,550	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	115,550
____________________
(1) As of December 31, 2014, 115,550 shares of our common stock, or securities convertible into 115,550 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. The 2014 Incentive Plan contains a provision in which there is an automatic increase of authorized shares on January 1 of each year equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan, less shares available under the 2014 Incentive Plan as of December 31 of the previous year. After application of this provision, as of January 1, 2015, we have 375,546 shares of our common stock, or securities convertible into 375,546 shares of our common stock available for issuance under our 2014 Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from November 13, 2014, the date our stock began trading on the NYSE MKT, through December 31, 2014, assuming an initial investment of $100 in stock on November 13, 2014, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON OF 7 WEEK CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 and the Dow Jones Asset Manager Index

Item 6.	Selected Financial Data
You should read the following selected financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical balance sheets of Ashford Inc. and our historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data”.
The selected financial information is a combination of the historical financial information for Ashford Trust’s asset management business (comprised of Ashford LLC and certain assets, liabilities and operations of Ashford Trust OP), which was separated from Ashford Trust in November 2014. Our asset management business is reflected in the financial statements as if it were operated wholly within an entity separate from Ashford Trust, however there was no separate legal entity during all of the periods presented in such statements.
We have not presented our historical financial information because we had no activity prior to the separation from Ashford Trust on November 12, 2014, other than the issuance to Ashford Trust of 100 shares of common stock in connection with the initial capitalization of our company and activity in connection with our separation from Ashford Trust. Therefore, we do not believe a discussion of our historical results would be meaningful.

The selected historical financial information as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, has been derived from the audited financial statements included in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial information as of December 31, 2012, and for the year ended December 31, 2011, has been derived from audited financial statements not included in this Annual Report on Form 10-K. The selected historical financial information as of December 31, 2011 and 2010, and for the year ended December 31, 2010, was derived from unaudited financial statements not included in this Annual Report on Form 10-K.
The selected financial information below and the financial statements included in “Item 8. Financial Statements and Supplementary Data” do not necessarily reflect what our results of operations, financial position and cash flows would have been if we had operated Ashford Trust’s asset management business as a stand-alone publicly traded company during all periods presented, and, accordingly, this historical information should not be relied upon as an indicator of our future performance.

	Year Ended December 31,
	2014	2013	2012	2011	2010
					(Unaudited)
Statement of Operations Data:
Total revenue	$17,288	$960	$—	$—	$—
Total expenses	$63,586	$48,672	$38,182	$32,817	$25,464
Net loss	$(47,081)	$(47,719)	$(38,182)	$(32,817)	$(25,464)
Net loss attributable to the Company	$(46,410)	$(47,719)	$(38,182)	$(32,817)	$(25,464)
Diluted loss per common share	$(23.43)	$(24.09)	$(19.27)	$(16.57)	$(12.85)
Weighted average diluted common shares	1,981	1,981	1,981	1,981	1,981
Balance Sheet Data:				(Unaudited)	(Unaudited)
Cash	$29,597	$600	$—	$—	$—
Total assets	$49,230	$2,322	$640	$627	$852
Total liabilities	$33,912	$8,081	$7,055	$5,861	$6,595
Total equity (deficit)	$14,894	$(5,759)	$(6,415)	$(5,234)	$(5,743)
Total liabilities and equity/deficit	$49,230	$2,322	$640	$627	$852
Other Data:
Cash flows (used in) provided by:
Operating activities	$(25,074)	$(22,445)	$(19,728)	$(20,823)
Investing activities	$(3,471)	$(366)	$(167)	$(115)
Financing activities	$57,542	$23,411	$19,895	$20,938

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited financial statements and the accompanying notes thereto included in Item 8. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”
The following is a discussion and analysis of the financial condition and results of operations of our asset management business. Following our separation from Ashford Trust, we have continued the asset management business and operations through our operating subsidiary Ashford LLC. For accounting purposes, the historical consolidated financial statements of the asset management business of Ashford Trust (comprised of Ashford LLC and certain assets, liabilities and operations of Ashford Trust OP) became our historical consolidated financial statements at the separation. We had no operations prior to the separation. The following discussion should be read in conjunction with the financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” and risk factors included in “Risk Factors” of this Annual Report on Form 10-K.

Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of March 20, 2015, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
Ashford Inc.’s principal business objective is to provide asset management and other advisory services to other entities. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Ashford Prime. In our capacity as the advisor to Ashford Trust and Ashford Prime, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Ashford Prime, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Ashford Prime to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Ashford Prime, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Ashford Prime, including Remington.
Recent Developments
On January 29, 2015, Ashford Trust announced that its board of directors had approved the formation of Ashford Hospitality Select, Inc. (“Ashford Select”), a company dedicated to investing primarily in existing premium branded, upscale and upper-midscale, select-service hotels. In connection with the launch of Ashford Select’s new select-service platform, we expect Ashford Select to enter into an advisory agreement (the “Select Advisory Agreement”) with us.
Our entry into a Select Advisory Agreement is contingent upon, among other factors, the negotiation of definitive agreements by Ashford Trust, Ashford Select and us, the availability of acceptable financing for Ashford Select, the receipt of all necessary third-party consents (including lender consents) by Ashford Trust, the completion of Ashford Trust’s contribution of the portfolio to Ashford Select and other customary closing conditions. The final terms of the Select Advisory Agreement, as authorized by our board of directors, will govern the advisory relationship between us and Ashford Select, and such terms have not yet been finalized.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. For periods prior to spin-off, the combined historical financial statements have been prepared on a “carve out” basis from Ashford Trust’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities and include allocations of income, expenses, assets and liabilities from Ashford Trust. These allocations reflect significant assumptions, and the financial statements do not fully reflect what our financial position, results of operations and cash flows would have been had the asset management business of Ashford Trust been operated exclusively within a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.
For purposes of our “carve out” presentation, general and administrative expense represents an allocation of certain Ashford Trust corporate general and administrative costs including salaries and benefits, equity-based compensation, legal and professional fees, rent expense, insurance expense, office expenses and other miscellaneous expenses either based upon specific identification or an allocation method determined by management to reflect the portion of the expenses related to the asset management business. In the opinion of management, such allocations were considered reasonable.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table summarizes the changes in key line items from our statements of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue
Advisory services	$17,144	$960	$16,184	1,685.8%
Other	144	—	144
Total revenue	17,288	960	16,328	1,700.8%
Expenses
Salaries and benefits	57,627	46,181	11,446	24.8%
Depreciation	359	220	139	63.2%
General and administrative	5,600	2,271	3,329	146.6%
Total expenses	63,586	48,672	14,914	30.6%
Loss before income taxes	(46,298)	(47,712)	(1,414)	(3.0)%
Income tax expense	(783)	(7)	776	11,085.7%
Net loss	$(47,081)	$(47,719)	$(638)	(1.3)%
Loss from consolidated entities attributable to noncontrolling interests	647	—	647
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	24	—	24
Net income (loss) attributable to the Company	(46,410)	(47,719)	1,309	(2.7)%
Advisory Services Revenue. Advisory services revenue increased $16.2 million, from $960,000 for the year ended December 31, 2013 (“2013”), to $17.1 million for the year ended December 31, 2014 (“2014”). During 2014, advisory services revenue was comprised of a base advisory fee of $12.7 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $2.3 million and equity-based compensation of $2.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. We recorded an offsetting expense in an equal amount included in “salaries and benefits.” Ashford Prime did not grant any equity awards to our officers and employees in 2013. During 2013, advisory services revenue was comprised of a base advisory fee of $878,000, reimbursable overhead and internal audit reimbursements of $82,000. No incentive management fee was earned for 2014 or 2013 in connection with our advisory agreements with Ashford Prime or Ashford Trust. For 2013, our advisory services revenue only included revenues from our advisory agreement with Ashford Prime, which began on November 19, 2013, upon its spin-off from Ashford Trust. Our 2014 advisory services revenue represented a full year of revenue from Ashford Prime. Additionally, upon our spin-off, we entered into an advisory agreement with Ashford Trust. As a result, we recognized advisory services revenue from Ashford Trust from November 13, 2014, through December 31, 2014.
Other Revenue. Other revenue represents $144,000 of other non-advisory expense reimbursements from Ashford Trust from November 13, 2014, through December 31, 2014. There was no other revenue for the year ended December 31, 2013.

Salaries and Benefits Expense. Salaries and benefits expense increased $11.4 million, or 24.8%, to $57.6 million in 2014. During 2014, salaries and benefits expense included $25.8 million of cash salaries and benefits, $23.4 million of non-cash equity-based compensation and an $8.5 million non-cash expense associated with our deferred compensation plan (“DCP”). In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in earnings. Non-cash equity-based compensation consisted of $21.0 million associated with Ashford Trust equity grants, $212,000 in connection with stock option grants and $2.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount. During 2013, the $46.2 million of salaries and benefits expense included $21.2 million of cash salaries and benefits, $20.7 million of non-cash equity-based compensation and $4.3 million of non-cash deferred compensation resulting from modifications to the DCP in connection with the Ashford Prime spin-off from Ashford Trust in which plan participants were granted additional shares of Ashford Trust common stock. The increase in cash salaries and benefits was attributable to higher salary expense of approximately $3.0 million, bonus expense of approximately $720,000 and payroll tax burden of $851,000.
Depreciation Expense. Depreciation expense increased $139,000, or 63.2%, to $359,000 for the year ended December 31, 2014, as a result of furniture, fixtures and equipment additions in 2014.
General and Administrative Expense. General and administrative expenses increased $3.3 million, or 146.6%, to $5.6 million as a result of higher office expense of $719,000, other accounting expense of $740,000, professional fees of $845,000, director costs of $232,000, travel and other expense of $234,000, stock-based compensation for stock grants to our independent directors, which vested immediately of $250,000 and dues and subscriptions of $302,000.
Income Tax Expense. Income tax expense increased $776,000, from $7,000 for 2013 to $783,000, for 2014. The increase in tax expense is primarily due to the provision for federal income taxes for the period after our spin-off from Ashford Trust, November 13, 2014, through December 31, 2014.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $647,000 in 2014. At December 31, 2014, noncontrolling interests in consolidated entities represented ownership interests of 40% to 100% in two entities with a total carrying value of $(87,000).
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net loss of $24,000 in 2014, for its share of net loss from November 13, 2014, through December 31, 2014, the period subsequent to the spin-off. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at December 31, 2014.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table summarizes the changes in key line items from our statements of operations for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue
Advisory services	$960	$—	$960
Total revenue	960	—	960
Expenses
Salaries and benefits	46,181	35,891	10,290	28.7%
Depreciation	220	216	4	1.9%
General and administrative	2,271	2,075	196	9.4%
Total expenses	48,672	38,182	10,490	27.5%
Loss before income taxes	(47,712)	(38,182)	(9,530)	25.0%
Income tax expense	(7)	—	(7)
Net loss	$(47,719)	$(38,182)	$(9,537)	25.0%

Advisory Services Revenue. We earned advisory services revenue of $960,000 from Ashford Prime for the year ended December 31, 2013, as a result of entering into an advisory agreement with Ashford Prime on November 19, 2013, in connection with its spin-off from Ashford Trust. Advisory services revenue was comprised of a base advisory fee of $878,000, reimbursable overhead and internal audit reimbursements of $82,000. No incentive management fee was earned for 2013 in connection with our advisory agreement with Ashford Prime. There was no advisory services revenue from Ashford Prime during the year ended December 31, 2012.
Salaries and Benefits Expense. For the year ended December 31, 2013, the $46.2 million of salaries and benefits expense included $21.2 million of cash salaries and benefits, $20.7 million of non-cash equity-based compensation and $4.3 million of non-cash deferred compensation. For the year ended December 31, 2012, the $35.9 million of salaries and benefits expense included $18.8 million of cash salaries and benefits, $16.7 million of non-cash equity-based compensation and $373,000 of non-cash deferred compensation. Salaries and benefits expense increased $10.3 million, or 28.7%, to $46.2 million for the year ended December 31, 2013. The increase was primarily attributable to higher non-cash equity-based compensation of $4.0 million due to additional expense associated with accelerated equity vestings of Ashford Trust’s chairman emeritus as a result of his retirement and $4.3 million as a result of modifications to the deferred compensation plan in connection with the Ashford Prime spin-off from Ashford Trust in which plan participants were granted additional shares of Ashford Trust common stock, offset by lower non-cash deferred compensation of $344,000. Additionally, we experienced higher salary expense of approximately $1.7 million, bonus expense of approximately $373,000 and payroll tax burden of $273,000.
Depreciation Expense. Depreciation expense increased $4,000, or 1.9%, to $220,000 for the year ended December 31, 2013, as a result of furniture, fixtures and equipment additions in 2013.
General and Administrative Expense. General and administrative expenses increased $196,000, or 9.4%, to $2.3 million as a result of higher travel and other expenses of $311,000 and higher non-employee stock-based compensation of $9,000 for certain employees of one of our affiliates, partially offset by lower office expenses of $124,000.
Income Tax Expense. We recorded income tax expense of $7,000 for the year ended December 31, 2013, for Texas margin tax. There was no income tax expense for the year ended December 31, 2012.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary for operating expenses primarily attributable to paying our employees.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under a possible revolving credit facility.
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses primarily attributable to paying our employees and investments to grow our business. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations and a possible revolving credit facility.
Sources and Uses of Cash
As of December 31, 2014, and December 31, 2013, we had $29.6 million and $600,000 of cash, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand (including approximately $32.0 million that we received from Ashford Trust OP in connection with our separation from Ashford Trust) and positive cash flow from operations. We anticipate using funds necessary for operating expenses primarily attributable to paying our employees.
Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities were $25.1 million and $22.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in cash flows used in operating activities was primarily due to the timing of receipt of advisory fees from Ashford Trust and Ashford Prime. Cash flows from operations are also impacted by the timing of paying vendors.
Net Cash Flows Used in Investing Activities. For the years ended December 31, 2014 and 2013, investing activities used net cash flows of $3.5 million and $366,000, respectively. These cash outlays were attributable to purchases of computer software, furniture, fixtures and equipment.

Net Cash Flows Provided by Financing Activities. For the year ended December 31, 2014, net cash flows provided by financing activities was $57.5 million. These cash inflows consisted of cash contributions from Ashford Trust to fund operations of $56.6 million and proceeds of $1.2 million from the sale of a noncontrolling interest in a consolidated entity slightly offset by advances to employees of $211,000. For the year ended December 31, 2013, net cash flows provided by financing activities was $23.4 million, which consisted of cash contributions from Ashford Trust to fund operations.
Off-Balance Sheet Arrangements
During 2014, we did not maintain any off-balance sheet arrangements and do not currently anticipate entering into any such arrangements.
Contractual Obligations and Commitments
The table below summarizes future obligations for our deferred compensation plan as of December 31, 2014 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations:
Deferred compensation plan (1)	$175	$7,668	$7,982	$4,130	$19,955
Total contractual obligations	$175	$7,668	$7,982	$4,130	$19,955
__________
(1) Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s).
As of December 31, 2014, we had no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.
Critical Accounting Policies
Our accounting policies are fully described in Note 2 of Notes to Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and requiring management’s most difficult, subjective, and complex judgments.
Revenue Recognition. Revenues primarily consist of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. Base management fees are earned at a fixed percentage of total market capitalization. Base management fees are recognized based on the contractual terms specified in the underlying advisory agreements. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s total stockholder return exceeds the total stockholder return for each company’s respective peer group, subject to the FCCR condition, as defined in the advisory agreements.
Income Taxes. We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At December 31, 2014, we recorded a valuation allowance of $7.5 million to fully reserve our deferred tax asset. As a result of uncertainties regarding the future realization of deductible temporary differences, we believe that it is more likely than not our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balance. The analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.

The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2014 remain subject to potential examination by certain federal and state taxing authorities.
Depreciation Expense. Our furniture, fixtures and equipment and computer software are depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Presently, our furniture and equipment are depreciated using the straight-line method over a five year life, and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from three to five years. As of December 31, 2014, no computer software has been placed into service and no amortization has been taken related to those assets. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net loss as well as resulting gains or losses on potential sales.
Equity-Based Compensation. We adopted an equity incentive plan that provides for the grant of restricted or unrestricted shares of our common stock, options to purchase our common stock and other share awards, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation will be recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of the accounting guidance. Additionally, our officers and employees can be granted common stock and LTIP units from Ashford Trust and Ashford Prime in connection with providing advisory services that results in expense equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services fee.”
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective in fiscal periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We currently do not hold any financial instruments that subject us to market risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Inc. and subsidiaries

We have audited the accompanying balance sheets of Ashford Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashford Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 24, 2015

ASHFORD INC. AND SUBSIDIARIES
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$29,597	$600
Restricted cash	3,337	—
Prepaid expenses and other	1,360	216
Due from Ashford Trust OP, net	8,202	—
Due from Ashford Prime OP	2,546	960
Total current assets	45,042	1,776
Furniture, fixtures and equipment, net	4,188	546
Total assets	$49,230	$2,322
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$9,307	$7,828
Due to affiliate	1,313	232
Deferred compensation plan	175	—
Other liabilities	3,337	—
Total current liabilities	14,132	8,060
Deferred income	—	21
Deferred compensation plan	19,780	—
Total liabilities	33,912	8,081
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests in Ashford LLC	424	—
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized—
Series A cumulative preferred stock, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,986,851 and no shares issued and outstanding at December 31, 2014 and 2013, respectively	20	—
Additional paid-in capital	228,003	162,360
Accumulated deficit	(213,042)	(168,119)
Total stockholders’ equity (deficit) of the Company	14,981	(5,759)
Noncontrolling interests in consolidated entities	(87)	—
Total equity (deficit)	14,894	(5,759)
Total liabilities and equity/deficit	$49,230	$2,322
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue
Advisory services	$17,144	$960	$—
Other	144	—	—
Total revenue	17,288	960	—
Expenses
Salaries and benefits	57,627	46,181	35,891
Depreciation	359	220	216
General and administrative	5,600	2,271	2,075
Total expenses	63,586	48,672	38,182
Loss before income taxes	(46,298)	(47,712)	(38,182)
Income tax expense	(783)	(7)	—
Net loss	(47,081)	(47,719)	(38,182)
Loss from consolidated entities attributable to noncontrolling interests	647	—	—
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	24	—	—
Net loss attributable to the Company	$(46,410)	$(47,719)	$(38,182)
Comprehensive loss attributable to the Company	$(46,410)	$(47,719)	$(38,182)
Loss per share – basic and diluted:
Loss attributable to common stockholders	$(23.43)	$(24.09)	$(19.27)
Weighted average common shares outstanding – basic and diluted	1,981	1,981	1,981
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amounts
Balance at January 1, 2012	—	$—	$76,036	$(81,270)	$—	$(5,234)	$—
Dividends associated with deferred compensation plan	—	—	—	(411)	—	(411)	—
Capital contributions	—	—	37,412	—	—	37,412	—
Net loss	—	—	—	(38,182)	—	(38,182)	—
Balance at December 31, 2012	—	$—	$113,448	$(119,863)	$—	$(6,415)	$—
Dividends associated with deferred compensation plan	—	—	—	(537)	—	(537)	—
Capital contributions	—	—	48,912	—	—	48,912	—
Net loss	—	—	—	(47,719)	—	(47,719)	—
Balance at December 31, 2013	—	$—	$162,360	$(168,119)	$—	$(5,759)	$—
Equity-based compensation	—	—	462	2,423	—	2,885	—
Issuance of common stock	1,987	20	(20)	—	—	—	—
Dividends associated with deferred compensation plan	—	—	—	(567)	—	(567)	—
Reclass redeemable noncontrolling interests in Ashford LLC	—	—	(79)	—	—	(79)	79
Reclass deferred compensation plan to liability	—	—	(11,460)	—	—	(11,460)	—
Employee advances	—	—	(211)	—	—	(211)	—
Sale of consolidated noncontrolling interest	—	—	640	—	560	1,200	—
Capital contributions	—	—	76,311	—	—	76,311	—
Redemption value adjustment	—	—	—	(369)	—	(369)	369
Net loss	—	—	—	(46,410)	(647)	(47,057)	(24)
Balance at December 31, 2014	1,987	$20	$228,003	$(213,042)	$(87)	$14,894	$424
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net loss	$(47,081)	$(47,719)	$(38,182)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	359	220	216
Straight-line rent amortization	(21)	(62)	(62)
Non-cash deferred compensation expense	8,495	—	—
Equity-based compensation	21,505	25,037	17,125
Changes in operating assets and liabilities—
Restricted cash	(3,337)	—	—
Prepaid expenses and other	(497)	24	(62)
Due from Ashford Trust OP, net	(8,849)	—	—
Due from Ashford Prime OP	(1,586)	(960)	—
Accounts payable and accrued expenses	1,934	963	1,181
Due to affiliate	667	52	56
Other liabilities	3,337	—	—
Net cash used in operating activities	(25,074)	(22,445)	(19,728)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(3,471)	(366)	(167)
Net cash used in investing activities	(3,471)	(366)	(167)
Cash Flows from Financing Activities
Proceeds from sale of consolidated noncontrolling interest	1,200	—	—
Employee advances	(211)	—	—
Contributions from owner	56,553	23,411	19,895
Net cash provided by financing activities	57,542	23,411	19,895
Net change in cash	28,997	600	—
Cash at beginning of year	600	—	—
Cash at end of year	$29,597	$600	$—
Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	215	—	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Non-cash contributions associated with non-cash compensation	$18,620	$25,037	$17,125
Non-cash dividends associated with deferred compensation plan	567	537	411
Non-cash contributions associated with deferred compensation plan	747	464	392
Non-cash dividends declared but not paid	—	180	107
Capital expenditures accrued but not paid	530	—	—
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Hospitality Trust, Inc. (“Ashford Trust”) is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (“Code”) and was formed in Maryland in May 2003. Ashford Trust commenced operations in August 2003 and has been focused on investing in the hospitality industry across all segments and in all methods including direct real estate, equity and debt. Ashford Trust owns its lodging investments and conducts its business through the majority-owned Ashford Hospitality Limited Partnership (“Ashford Trust OP”), an operating partnership that was formed in Delaware in May 2003.
On February 27, 2014, Ashford Trust announced that its Board of Directors unanimously approved a plan to spin-off its asset management business into a separate publicly traded company in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Inc., a Delaware corporation formed on April 2, 2014, and common units of Ashford Hospitality Advisors LLC (“Ashford LLC”), a Delaware limited liability company formed on April 5, 2013. Ashford LLC had no operations until November 19, 2013, the date of the Ashford Hospitality Prime, Inc. (“Ashford Prime”) spin-off. Ashford Prime is an NYSE-listed REIT that invests primarily in high revenue per available room luxury, upper-upscale and upscale hotels and resorts, predominantly located in gateway markets. Ashford Prime became a publicly traded entity in November 2013 upon the completion of its spin-off from Ashford Trust. As part of the Ashford Inc. spin-off from Ashford Trust, Ashford LLC became a subsidiary of Ashford Inc. on November 12, 2014. Ashford Inc. provides advisory services to Ashford Trust and Ashford Prime and conducts its business and owns substantially all of its assets through Ashford LLC.
The spin-off was completed on November 12, 2014, with a pro rata taxable distribution of Ashford Inc.’s common stock to Ashford Trust stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of Ashford Trust common stock held by its stockholders. In addition, for each common unit of Ashford Trust OP, the holder received one common unit of Ashford LLC. Each holder of common units of Ashford LLC could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. Immediately following the completion of the exchange offer, Ashford LLC effected a reverse split of its common units such that each common unit was automatically converted into 1/55 of a common unit. The distribution was completed on October 7, 2014, and the exchange and reverse split were completed on November 12, 2014. Following the spin-off, Ashford Trust continues to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, which represented an approximate 30% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into a 20-year advisory agreement with Ashford Trust. Ashford Inc. is listed on the NYSE MKT Exchange.
Ashford Investment Management, LLC (“AIM”), is an indirect subsidiary, which was established, as an investment adviser to any private securities funds sponsored by us or our affiliates (the “Funds”). AIM became a registered investment adviser with the Securities and Exchange Commission on January 5, 2015. AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, serves as the general partner of any Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own approximately 60% of Management Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly owned subsidiary, AIM General Partner, LLC . We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays, III own, in the aggregate, 40% of Performance Holdco. AIM currently serves as investment adviser to AIM Real Estate Hedged Equity (U.S.) Fund, LP, AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. and AIM Real Estate Hedged Equity Master Fund, LP (collectively the “REHE Fund”), a master-feeder private fund focused on investing in the securities of companies in the real estate, hospitality and leisure industries. AIM also serves as the investment adviser to Ashford Trust and Ashford Prime. As of December 31, 2014, the REHE Fund had no investments.
The accompanying financial statements reflect the operations of the asset management business of Ashford Trust that provided asset management, accounting and legal services to Ashford Trust and Ashford Prime. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination—The accompanying consolidated financial statements, subsequent to our spin-off include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

For periods prior to the spin-off, the accompanying historical financial statements of Ashford Inc. have been “carved out” of Ashford Trust’s consolidated financial statements and reflect significant assumptions and allocations. These financial statements were prepared by combining the financial position and results of operations of Ashford LLC and certain assets, liabilities and operations of Ashford Trust OP (both Ashford LLC and Ashford Trust OP were under common control) related to certain activities that were historically accounted for by Ashford Trust. These activities include asset management, accounting and legal services to Ashford Trust and Ashford Prime. In addition, the combined statements of operations and comprehensive loss include allocations of general and administrative expenses from Ashford Trust, which in the opinion of management, are reasonable. All significant inter-company accounts and transactions between combined entities were eliminated. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.
Since the Company was a consolidated subsidiary of Ashford Trust and there was no advisory agreement between Ashford Trust and the Company, the accompanying statements of operations and comprehensive loss do not report revenue associated with its management and advisory services provided to Ashford Trust for the historical periods presented prior to the spin-off. It does include revenue associated with the advisory services provided to Ashford Prime upon its spin-off from Ashford Trust on November 19, 2013. Therefore, 2014 only reflects revenue associated with the management of Ashford Trust for 49 days and 2013 only reflects revenue associated with the management of Ashford Prime for 43 days.
Use of Estimates—The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
Restricted Cash—Restricted cash represents reserves for casualty insurance claims and the associated ancillary costs. At the beginning of each year, Ashford’s Risk Management department collects funds, from the Ashford Trust/Prime properties and their respective management companies, of an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The offset to restricted cash amounts is included in other liabilities. For purposes of the statements of cash flows, changes in restricted cash caused by using such funds are shown as operating activities.
Noncontrolling Interests—The redeemable noncontrolling interests in Ashford LLC represent the members’ proportionate share of equity in earnings/losses of Ashford LLC, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these members’ common unit holdings throughout the period. The redeemable noncontrolling interests in Ashford LLC is classified in the mezzanine section of the balance sheet as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares at our option. The carrying value of the noncontrolling interests in Ashford LLC is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% and 100% in two entities at December 31, 2014.
We hold a variable interest, in the form of a note receivable, in the aforementioned entity above in which the noncontrolling interest holder has a 100% interest. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As we meet the conditions above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of December 31, 2014, the note receivable had an outstanding balance of $420,000, which is eliminated in consolidation.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

Revenue Recognition—Revenues primarily consist of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. The quarterly base fee is equal to 0.70% per annum of the total market capitalization of Ashford Prime and Ashford Trust, as defined in the advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s total stockholder return exceeds the total stockholder return for each company’s respective peer group, subject to the FCCR condition, as defined in the advisory agreements.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Prior to the spin-off, salaries and benefits included an allocation of 100% of salaries and benefits of the employees of Ashford Trust and an allocation of 100% of employee equity-based compensation from Ashford Trust. All such expenses were allocated to Ashford Inc. because these expenses have historically been incurred by the asset management business of Ashford Trust. In the opinion of management, such allocations were considered reasonable. Salaries and benefits also includes expense for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue.
General and Administrative Expense—General and administrative costs are expensed as incurred. Prior to the spin-off, general and administrative expense represents an allocation of certain Ashford Trust OP corporate general and administrative costs including rent expense, insurance expense, office expenses and other miscellaneous expenses either based upon specific identification or an allocation method determined by management to reflect the portion of the expenses related to Ashford Inc. With the exception of audit fees, these costs were allocated 100% to Ashford Inc. as management believes these costs were directly incurred by Ashford Trust in connection with its asset management business and will be ongoing costs of Ashford Inc. Audit fees were allocated based on management’s estimate of the audit costs incurred to audit the activities of Ashford Trust’s asset management business. In the opinion of management, such allocations were considered reasonable.
Depreciation—Our furniture, fixtures and equipment and computer software are depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Presently, our furniture and equipment are depreciated using the straight-line method over a five year life and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from three to five years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net loss as well as resulting gains or losses on potential sales.
Advertising Costs—Advertising costs are charged to expense as incurred. For 2014, we incurred advertising costs of $58,000. No advertising costs were incurred for 2013 and 2012. Advertising costs are included in “General and administrative expense” in the accompanying statements of operations and comprehensive loss.
Equity-Based Compensation—Equity-based compensation included in salaries and benefits is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Ashford Prime in connection with providing advisory services that results in expense, included in “salaries and benefits,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services fee.”
Prior to the spin-off, all equity-based compensation of Ashford Trust employees was allocated to the Company as all Ashford Trust employees became employees of the Company.
Other Comprehensive Loss—As there are no transactions requiring presentation in other comprehensive loss, but not in net loss, the Company’s net loss equates to other comprehensive loss.
Due to Affiliate—Due to affiliate represents current payables resulting from general and administrative expense and furniture, fixture and equipment reimbursements. Due to affiliate is generally settled within a period not exceeding one year.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

Due from Ashford Prime OP—Due from Ashford Prime OP represents current receivables related to the advisory services fee and reimbursable expenses. Due from Ashford Prime OP is generally settled within a period not exceeding one year.
Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents current receivables and payables resulting primarily from costs associated with our spin-off as well as receivables related to the advisory services fee and reimbursable expenses. Due to/from Ashford Trust OP, net, is generally settled within a period not exceeding one year.
Income (Loss) Per Share—For periods prior to the spin-off, basic income (loss) per share was calculated by dividing net loss attributable to the Company by the 1.9 million shares of common stock outstanding upon the completion of the distribution including 4,000 shares for initial grants to the five independent members of our board of directors and excluding 5,000 unvested restricted shares. For the years ended December 31, 2013 and 2012, the diluted loss per share was calculated by dividing the net loss attributable to the Company by 2.0 million shares which excludes 10,000 shares comprised of 5,000 unvested restricted shares and 5,000 shares issuable on the conversion of Ashford LLC common units held by Ashford LLC unit holders as the effect of including these shares would have been anti-dilutive.
For periods after the spin-off, basic income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified deferred compensation plan (“DCP”) for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive loss.
Income Taxes—The Company is subject to federal and state corporate income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
Prior to the spin-off, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company which are not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes. Partnerships are subject to the Texas Margin Tax. In accordance with authoritative accounting guidance, we provided for the Texas Margin Tax. Income tax expense was calculated on a separate stand-alone basis, although the Company’s operations were historically included in the tax returns filed by Ashford Trust OP of which the Company’s business was a part.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2014 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

Reclassifications—Amounts within equity as of December 31, 2013, December 31, 2012, and January 1, 2012, have been reclassified to conform with the current year presentation. These reclassifications have no effect on our cash flows, equity or net loss previously reported.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective in fiscal periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
3. Furniture, Fixtures and Equipment, net
Furniture, fixtures and equipment, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Furniture, fixtures and equipment	$1,245	$737
Leasehold improvements	460	770
Computer software	3,013	—
Total cost	4,718	1,507
Accumulated depreciation	(530)	(961)
Furniture, fixtures and equipment, net	$4,188	$546
For the years ended December 31, 2014, 2013 and 2012, depreciation expense was $359,000, $220,000 and $216,000, respectively. As of December 31, 2014, no computer software has been placed into service and no amortization has been taken related to those assets.
4. Fair Value Measurements
Fair Value Hierarchy—Our financial instruments measured at fair value either on a recurring or a non-recurring basis are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market place as discussed below:

•
Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.

•
Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•
Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2014, the deferred compensation plan had a liability with a fair value of $20.0 million. The fair value of the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique. At December 31, 2013, there were no assets or liabilities measured at fair value on a recurring basis.
Effect of Fair Value Measured Liabilities on Statements of Operations and Comprehensive Loss
The following table summarizes the effect of fair value measured liabilities on the statements of operations and comprehensive loss (in thousands):

	Loss Recognized
	Year Ended December 31,
	2014		2013	2012
Liabilities
Deferred compensation plan	$(8,495)	(1)	$—	$—
________

(1)	Reported as a component of “salaries and benefits” in the statement of operations and comprehensive loss.
5. Summary of Fair Value of Financial Instruments
Some of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$19,955	$19,955	$—	$—
Financial assets not measured at fair value:
Financial assets:
Cash and cash equivalents	$29,597	$29,597	$600	$600
Restricted cash	3,337	3,337	—	—
Due from Ashford Trust OP, net	8,202	8,202	—	—
Due from Ashford Prime OP	2,546	2,546	960	960
Financial liabilities not measured at fair value:
Financial liabilities:
Accounts payable and accrued expenses	$9,307	$9,307	$7,828	$7,828
Due to affiliate	1,313	1,313	232	232
Other liabilities	3,337	3,337	—	—
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.
Cash and cash equivalents, restricted cash, due from Ashford Trust OP, net, due from Ashford Prime OP, accounts payable and accrued expenses, due to affiliate and other liabilities. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

6. Commitments and Contingencies
Litigation—The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position or results of operations of the Company. However, the final results of legal proceedings cannot be predicted with certainty and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s financial position or results of operations could be materially adversely affected in future periods.
7. Income Taxes
Prior to the spin-off, income tax expense for the Company was calculated on a separate stand-alone basis, although the Company’s operations were historically included in the tax returns filed by Ashford Trust OP of which the Company’s business was a part. As a partnership, Ashford Trust OP was not subject to federal income taxes. However, Ashford Trust OP was subject to the Texas Margin Tax and its operations were included in Texas filings that combined substantially all of Ashford Trust’s subsidiaries. After the spin-off, as a stand-alone company, the Company will file tax returns on its own behalf and its deferred taxes and the effective tax rate may differ from those in the periods prior to the spin-off. For the period after the spin-off from November 12, 2014, through December 31, 2014, the Company recognized a book loss before income taxes of $10.3 million and income tax expense was separately determined under the Ashford Inc. ownership structure.
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax benefit at federal statutory income tax rate of 35%	$3,606	$—	$—
State income tax expense, net of federal income tax benefit	(74)	(7)	—
Income passed through to common unit holders and noncontrolling interests	(90)	—	—
Permanent differences	(712)	—	—
Valuation allowance	(3,513)	—	—
Total income tax expense	$(783)	$(7)	$—
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(696)	$—	$—
State	(87)	(7)	—
Total current	(783)	(7)	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense	$(783)	$(7)	$—
For the years ended December 31, 2014, 2013 and 2012, no interest and penalties were paid or were due to taxing authorities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

At December 31, 2014 and 2013, our net deferred tax asset on the balance sheets, consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred compensation	$6,984	$—
Accrued expenses	330	—
Equity-based compensation	206	—
Tax property basis greater than book basis	4	—
Deferred tax asset	7,524	—
Valuation allowance	(7,524)	—
Net deferred tax asset	$—	$—
At December 31, 2014, we recorded a valuation allowance of $7.5 million to fully reserve our deferred tax asset. The Company’s deferred tax asset valuation allowance is the result of uncertainties regarding the future realization of deductible temporary differences. These uncertainties are primarily attributable to a lack of historical operating results under the Ashford Inc. ownership structure and a consolidated book loss for the period from November 12, 2014, through December 31, 2014. In addition, there are uncertainties as to the amount and the timing of the future reversals of the deductible temporary differences.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$—	$—	$—
Additions	7,524	—	—
Balance at end of year	$7,524	$—	$—
8. Equity
Noncontrolling Interests in Consolidated Entities—Noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% to 100% in two entities with a total carrying value of $(87,000) at December 31, 2014. Loss from consolidated entities attributable to these noncontrolling interests was $647,000 for the year ended December 31, 2014. There was no noncontrolling interests in consolidated entities at December 31, 2013. There was no income/loss from consolidated entities attributable to noncontrolling interests for each of the years ended December 31, 2013 and 2012.
Preferred Stock—In accordance with Ashford Inc.’s charter, we are authorized to issue 50 million shares of preferred stock which currently includes up to two million shares of series A cumulative preferred stock. The holders of series A cumulative preferred stock are entitled to receive dividends in preference to holders of shares of any class or series of stock ranking junior to it, equal to 1,000 multiplied by the aggregate per share amount of all dividends of common stock. Each share of series A cumulative preferred stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of the stockholders of Ashford Inc. No shares of series A cumulative preferred stock are currently outstanding.
Shareholder Rights Plan—On November 16, 2014, our board of directors adopted a shareholder rights plan (the “2014 Rights Plan”). Pursuant to the 2014 Rights Plan, our board of directors declared a dividend of one preferred share purchase right (a “Right”) payable on November 27, 2014, for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), outstanding on November 27, 2014 (the “Record Date”) to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement, related to unsolicited offers to acquire a specified percentage of our outstanding common stock. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the rights is de minimis. The 2014 Rights Plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

Although the rights were initially set to expire on March 15, 2015, on February 25, 2015, our board of directors extended the expiration date until the date of our 2015 annual stockholder meeting, at which time the stockholders will vote on a further extension of the expiration date to February 25, 2018. If the stockholders do not approve such further extension, the rights will expire on the date of the 2015 annual stockholder meeting.
9. Redeemable Noncontrolling Interests in Ashford LLC
Redeemable noncontrolling interests in Ashford LLC represents certain members’ proportionate share of equity and their allocable share of equity in earnings/losses of Ashford LLC, which is an allocation of net income/loss attributable to the members based on the weighted average ownership percentage of these members’ interest. Beginning one year after issuance, each common unit of member interest may be redeemed, by the holder, for either cash or, at our sole discretion, one share of our common stock.
In connection with our spin-off, Ashford Trust OP unit holders received one common unit in Ashford LLC for every 55 units held in Ashford Trust OP. Each holder of common units of Ashford LLC could then exchange up to 99% of the Ashford LLC common units for shares of Ashford Inc. common stock. During the year ended December 31, 2014, approximately 356,000 units were exchanged for shares of Ashford Inc. common stock. at the rate of one share of Ashford Inc. common stock for every 55 Ashford LLC common units. Following the completion of the exchange offer, Ashford LLC effected a reverse stock split of its common units such that each common unit was automatically converted into 1/55 of a common unit. Redeemable noncontrolling interests in Ashford LLC as of December 31, 2014, was $424,000, which represented ownership of approximately 0.2%. The carrying value of redeemable noncontrolling interests as of December 31, 2014, included adjustments of $369,000 to reflect the excess of redemption value over the accumulated historical cost. There was no redeemable noncontrolling interests as of December 31, 2013. For the year ended December 31, 2014, we allocated net loss of $24,000 to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for each of the years ended December 31, 2013 and 2012.
A summary of the activity of the member interest units is as follow (in thousands):

Year Ended December 31, 2014
Units outstanding at beginning of year	—
Units issued in connection with spin-off	361
Units converted to common shares	(356)
Units outstanding at end of year	5
Units convertible/redeemable at end of year	—
10. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to common stockholders – Basic and diluted:
Net loss attributable to the Company	$(46,410)	$(47,719)	$(38,182)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	1,981	1,981	1,981
Weighted average common shares outstanding – diluted	1,981	1,981	1,981

Loss per share – basic:
Net loss allocated to common stockholders per share	$(23.43)	$(24.09)	$(19.27)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(23.43)	$(24.09)	$(19.27)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss allocated to common stockholders is not adjusted for:
Loss attributable to redeemable noncontrolling interests in Ashford LLC	$(24)	$—	$—
Total	$(24)	$—	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	5	5	5
Effect of assumed conversion of Ashford LLC units	5	5	5
Total	10	10	10

11. Segment Reporting
We currently operate in one business segment: asset management. Advisory services refers to managing the day-to-day operations of Ashford Prime and its subsidiaries and Ashford Trust and its subsidiaries in conformity with each company’s investment guidelines.
12. Related Party Transactions
In connection with our spin-off from Ashford Trust on November 12, 2014, we entered into an advisory agreement with Ashford Trust OP. The quarterly base fee is equal to 0.70% per annum of the total market capitalization, as defined in the advisory agreement, of Ashford Trust, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We will also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s total stockholder return exceeds the total stockholder return for Ashford Trust’s peer group, as defined in the advisory agreement.
For the period from November 13, 2014, through December 31, 2014, we recorded advisory services revenue of $4.5 million from Ashford Trust OP. The advisory services revenue was comprised of a base advisory fee of $4.0 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $549,000. No incentive management fee was earned for the period from November 13, 2014, through December 31, 2014. We also recorded other revenue of $144,000 related to non-advisory expense reimbursements from Ashford Trust for the period November 13, 2014, through December 31, 2014. At December 31, 2014, we had a net receivable of $8.2 million from Ashford Trust OP associated with reimbursable expenses in connection with the spin-off and the advisory services fee discussed above.
On November 19, 2013, Ashford LLC entered into an advisory agreement with Ashford Prime OP. In connection with our separation from Ashford Trust, Ashford LLC became our operating company, and we assumed the advisory agreement with Ashford Prime OP. The quarterly base fee is equal to 0.70% per annum of the total market capitalization, as defined in the advisory agreement, of Ashford Prime, subject to a quarterly minimum base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime.We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Prime’s total stockholder return exceeds the total stockholder return for Ashford Prime’s peer group, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

For the year ended December 31, 2014, and the period from November 19, 2013, through December 31, 2013, we recorded revenues of $12.6 million and $960,000, respectively, from Ashford Prime. During 2014, advisory services revenue was comprised of a base advisory fee of $8.7 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.8 million and equity-based compensation of $2.1 million, associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. During the period from November 19, 2013, through December 31, 2013, advisory services revenue was comprised of a base advisory fee of $878,000, reimbursable overhead and internal audit reimbursements of $82,000. No incentive management fee was earned for 2014 or the period from November 19, 2013 through December 31, 2013. At December 31, 2014 and 2013, we had receivables of $2.5 million and $960,000, respectively, from Ashford Prime OP associated with advisory service fee discussed above.
We have a management agreement with Remington, which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Ashford Trust and Ashford Prime have similar management agreements with Remington. Transactions related to these agreements are included in the accompanying financial statements. Under the agreements, we pay Remington general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred. Prior to the spin-off, these costs were paid by Ashford Trust and were included in our carve-out financial statements. For the years ended December 31, 2014, 2013 and 2012, these reimbursements totaled $2.0 million, $1.5 million and $1.5 million, respectively and are included in general and administrative expenses on the statements of operations and comprehensive loss. The amounts due under these arrangements as of December 31, 2014 and 2013 are included in “due to affiliate” on our balance sheets.
Certain employees of Remington who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees. Therefore, adjustments were made to record the liability related to unvested restricted stock awards at fair value, with the changes in fair value recorded in general and administrative expense. Expense of $4,000, $28,000 and $19,000, respectively, was recognized in the statements of operations and comprehensive loss for the years ended December 31, 2014, 2013 and 2012.
For periods prior to the spin-off, the operations of the Company have been principally funded by Ashford Trust OP. Ashford Trust OP uses a centralized approach to cash management and the financing of its operations. During the periods through November 12, 2014, covered by these carve-out financial statements, Ashford Trust OP provided the capital to fund our operating and investing activities, which are presented as a component of additional paid-in capital. Amounts funded by Ashford Trust OP were $56.6 million, $23.4 million and $19.9 million for the period from January 1, 2014, through November 12, 2014, and the years ended December 31, 2013 and 2012, respectively.
As the Company’s financial statements through November 12, 2014, have been carved out of Ashford Trust OP, salaries and benefits and general and administrative expense represents an allocation of certain Ashford Trust OP corporate general and administrative costs. See Note 2.
13. Equity-Based Compensation
Under the 2014 Incentive Plan, we are authorized to grant 420,000 shares of our common stock as incentive stock awards. At December 31, 2014, 115,550 shares were available for future issuance under the 2014 Incentive Plan. The 2014 Incentive Plan contains a provision in which there is an automatic increase of authorized shares on January 1 of each year equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. After application of this provision, as of January 1, 2015, we have 375,546 shares of our common stock, or securities convertible into 375,546 shares of our common stock, available for issuance under our 2014 Incentive Plan.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

During 2014, we granted 300,000 stock options to employees with a grant date fair value of $11.6 million. The grant price of the options was the market value of our stock on the date of grant. The options have a term of eight years and vest three years from the grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate the expected life, we assumed the midpoint of the average time to vest and the contractual term, adjusted for forfeitures, which assume the full contractual term. In order to estimate volatility, we utilized the weighted average of our mean reversion volatility based on daily data points over the period our common stock has been traded and the average of the most recent 5.7-year volatilities of our peer group (or full history if the peer has less than 5.7 years of trading history).
The weighted average assumptions used in the model are outlined in the following table:

Year Ended
December 31, 2014
Weighted-average grant date fair value	$38.56
Weighted average assumptions used:
Expected volatility	46.3%
Expected term (in years)	5.7
Risk-free interest rate	1.7%
Expected dividend yield	—%
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term
	(In thousands)	(per share)	(In years)
Outstanding, January 1, 2014	—	$—	—
Granted	300	85.97	8.00
Exercised	—	—	—
Forfeited, canceled or expired	—	—	—
Outstanding, December 31, 2014	300	$85.97	7.95
Options exercisable at December 31, 2014	—	$—	—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $94.00 per share as of December 31, 2014, for those awards that have an exercise price currently below the closing price. As of December 31, 2014, the aggregate intrinsic value of stock options outstanding was $2.4 million, with a weighted-average remaining term of 7.95 years. At December 31, 2014, the Company had approximately $11.4 million of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 2.95 years. Stock-based compensation expense of $212,000 was recognized for the year ended December 31, 2014, in connection with our stock options.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2014
	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	—	$—
Restricted shares granted	4	56.20
Restricted shares issued in connection with spin-off	5	56.20
Restricted shares vested	(4)	56.20
Outstanding at end of year	5	$56.20
Stock-based compensation expense of $250,000 was recognized for the year ended December 31, 2014, in connection with the stock grants of 4,000 restricted shares to our independent directors, which vested immediately.
Prior to the spin-off, equity-based compensation, included in salaries and benefits, has been allocated to the Company as described in Note 2. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. Equity-based compensation expense of $21.5 million, $20.7 million and $16.7 million was recognized for the years ended December 31, 2014, 2013 and 2012, respectively. There was also equity-based compensation associated with employees of an affiliate, included in general and administrative expense, of $4,000, $28,000 and $19,000, respectively, for the years ended December 31, 2014, 2013 and 2012, as described in Note 12. At December 31, 2014, the outstanding restricted stock/units related to the allocated equity-based compensation had vesting schedules between March 2015 and April 2017. The restricted stock/units that vested during 2014 had a fair value of $18.2 million at the date of vesting. At December 31, 2014, the unrecognized cost of these unvested shares of restricted stock/units was $17.8 million, which will be amortized over a period of 2.3 years. At December 31, 2014, these outstanding restricted shares/units had an aggregate intrinsic value of $30.9 million.
14. Concentration of Risk
Currently all of our revenue is derived from the advisory agreements with Ashford Prime and Ashford Trust.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at financial institutions. At December 31, 2014, our cash is held at one financial institution.
15. Employee Benefit Plans
401(k) Plan—Effective January 1, 2006, Ashford Trust established its 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute, subject to IRS imposed limitations, to various investment funds. Ashford Trust makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. Participant contributions vest immediately, whereas company matches vest 25% annually. For the years ended December 31, 2014, 2013 and 2012, our results of operations included matching expense of $293,000, $211,000, and $211,000, respectively. In connection with our spin-off, the Company now administers the 401(k) Plan.
Employee Savings and Incentive Plan (“ESIP”)—Ashford Trust established a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. Ashford Trust matches 25% of the first 10% each employee contributes. Matches are only made for employees not participating in the 401(k) Plan. Employee contributions vest immediately, whereas company contributions vest 25% annually. For the years ended December 31, 2014, 2013 and 2012, our results of operations included matching expenses of $14,000, $1,000 and $4,000, respectively. In connection with our spin-off, the Company now administers the ESIP.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Continued)

Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified DCP for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment fund. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive loss. For the year ended December 31, 2014, we recorded an unrealized loss of $8.5 million.
For the years ended December 31, 2013 and 2012, deferred compensation expense was $4.3 million and $372,000, respectively. During 2013, Ashford Trust recorded deferred compensation expense of $4.3 million as a result of modifications to its deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of Ashford Trust stock. The remaining deferred compensation expense of $28,000 for the year ended December 31, 2013, and the deferred compensation expense of $372,000 for the year ended December 31, 2012, was comprised of salary deferrals. Additionally, for the years ended December 31, 2014, 2013 and 2012, dividends associated with the deferred compensation plan totaled $567,000, $537,000 and $411,000, respectively, and were included as a component of accumulated deficit. Dividends accrued, but not yet settled, were $0 and $180,000 as of December 31, 2014 and 2013, respectively.
16. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Total revenue	$2,312	$3,913	$3,020	$8,043	$17,288
Total operating expenses	11,110	17,368	11,882	23,226	63,586
Operating loss	$(8,798)	$(13,455)	$(8,862)	$(15,183)	$(46,298)
Net loss	$(8,813)	$(13,475)	$(8,871)	$(15,922)	$(47,081)
Net loss attributable to the Company	$(8,813)	$(13,475)	$(8,701)	$(15,421)	$(46,410)
Diluted loss attributable to common stockholders per share	$(4.45)	$(6.80)	$(4.39)	$(7.78)	$(23.43)
Weighted average diluted common shares	1,981	1,981	1,981	1,981	1,981

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Total revenue	$—	$—	$—	$960	$960
Total operating expenses	13,894	9,749	10,204	14,825	48,672
Operating loss	$(13,894)	$(9,749)	$(10,204)	$(13,865)	$(47,712)
Net loss	$(13,894)	$(9,749)	$(10,204)	$(13,872)	$(47,719)
Net loss attributable to the Company	$(13,894)	$(9,749)	$(10,204)	$(13,872)	$(47,719)
Diluted loss attributable to common stockholders per share	$(7.01)	$(4.92)	$(5.15)	$(7.00)	$(24.09)
Weighted average diluted common shares	1,981	1,981	1,981	1,981	1,981

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting, as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. See “Risk Factors-We identified a material weakness in our internal controls over financial reporting that existed for the period ended December 31, 2013. If we fail to properly remediate this material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.” Notwithstanding this material weakness, management has concluded that the Company’s consolidated financial statements for the period covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles.
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 35 through 54 hereof, for a list of our financial statements and report of independent registered public accounting firm.
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the financial statements and related notes thereto.

(b)	Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2015.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 24, 2015
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President	March 24, 2015
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 24, 2015
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2015
Mark L. Nunneley

/s/ J. ROBISON HAYS, III	Chief Strategy Officer and Director	March 24, 2015
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 24, 2015
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 24, 2015
Darrell T. Hail

/s/ JOHN MAULDIN	Director	March 24, 2015
John Mauldin

/s/ GERALD J. REIHSEN	Director	March 24, 2015
Gerald J. Reihsen

/s/ BRIAN WHEELER	Director	March 24, 2015
Brian Wheeler

EXHIBIT INDEX

Exhibit	Description
2.1
Separation and Distribution Agreement, dated October 31, 2014, by and between Ashford Hospitality Trust, Inc., Ashford OP Limited Partner LLC, Ashford Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 6, 2014)

3.1*	Amended and Restated Certificate of Incorporation of Ashford Inc.
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2014)
3.3
Certificate of Designation of Series A Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Delaware on November 17, 2014 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on November 17, 2014)

4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registration Statement on Form 10 filed on October 3, 2014)
4.2
Rights Agreement, dated November 17, 2014, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series A Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 17, 2014)

10.1
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2014)

10.2
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2014)

10.3*	Second Amended and Restated Advisory Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated as of November 3, 2014.
10.3.1*
Amendment No. 1 to Second Amended and Restated Advisory Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC, dated as of March 23, 2015

10.4
Mutual Exclusivity Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2014)

10.5
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC Re: Ashford Trademarks (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2014)

10.6
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 18, 2014)

10.7
Registration Rights Agreement, dated as of November 12, 2014 by Ashford Inc. for the benefit of the holders of common units in Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2014)

10.8.1	Employment Agreement, effective November 12, 2014, with Monty J. Bennett (incorporated by reference to Exhibit 10.6.1 to the Current Report on Form 8-K filed on November 18, 2014)
10.8.2	Employment Agreement, effective November 12, 2014, with Douglas A. Kessler (incorporated by reference to Exhibit 10.6.2 to the Current Report on Form 8-K filed on November 18, 2014)
10.8.3	Employment Agreement, effective November 12, 2014, with David Brooks (incorporated by reference to Exhibit 10.6.3 to the Current Report on Form 8-K filed on November 18, 2014)
10.8.4	Employment Agreement, effective November 12, 2014, with Deric Eubanks (incorporated by reference to Exhibit 10.6.4 to the Current Report on Form 8-K filed on November 18, 2014)
10.9
Form of Indemnification Agreement, dated as of Novmeber 6, 2014 between Ashford Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 18, 2014)

10.1	Ashford Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 18, 2014)
10.11	Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 18, 2014)

Exhibit	Description
10.12
Investment Management Agreement, dated December 10, 2014 between AHT SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2014)

10.13*	Investment Management Agreement, dated as of December 10, 2014 between AHP SMA, LP and Ashford Investment Management, LLC
10.14*	Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated October 8, 2014
21 *	List of Subsidiairies of Ashford Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________________
* Filed herewith.