Form 10-Q
period 2015-03-31
Ashford Inc
filed 2015-05-15
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	1,986,259
(Class)	Outstanding at May 13, 2015

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$24,916	$29,597
Restricted cash	5,934	3,337
Prepaid expenses and other	1,412	1,360
Due from Ashford Trust OP, net	9,185	8,202
Due from Ashford Prime OP	2,829	2,546
Total current assets	44,276	45,042
Furniture, fixtures and equipment, net	4,525	4,188
Total assets	$48,801	$49,230
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$6,179	$9,307
Due to affiliates	483	1,313
Deferred compensation plan	221	175
Other liabilities	5,934	3,337
Total current liabilities	12,817	14,132
Deferred compensation plan	24,990	19,780
Total liabilities	37,807	33,912
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests in Ashford LLC	535	424
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,986,851 shares issued and 1,986,369 and 1,986,851 shares outstanding at March 31, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	229,284	228,003
Accumulated deficit	(217,931)	(213,042)
Treasury stock, at cost, 482 shares at March 31, 2015	(64)	—
Total stockholders’ equity of the Company	11,309	14,981
Noncontrolling interests in consolidated entities	(850)	(87)
Total equity	10,459	14,894
Total liabilities and equity	$48,801	$49,230
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue
Advisory services	$12,923	$2,312
Other	195	—
Total revenue	13,118	2,312
Expenses
Salaries and benefits	17,493	10,110
Depreciation	129	87
General and administrative	3,880	913
Total expenses	21,502	11,110
Loss before income taxes	(8,384)	(8,798)
Income tax expense	(1,454)	(15)
Net loss	(9,838)	(8,813)
Loss from consolidated entities attributable to noncontrolling interests	763	—
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	21	—
Net loss attributable to the Company	$(9,054)	$(8,813)
Comprehensive loss attributable to the Company	$(9,054)	$(8,813)
Loss per share – basic and diluted:
Loss attributable to common stockholders	$(4.57)	$(4.45)
Weighted average common shares outstanding – basic and diluted	1,982	1,981

See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amounts			Shares	Amounts
Balance at January 1, 2015	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	—	(64)	—	(64)	—
Equity-based compensation	—	—	951	4,297	—	—	—	5,248	—
Excess tax benefit on equity-based compensation	—	—	853	—	—	—	—	853	—
Employee advances	—	—	(523)	—	—	—	—	(523)	—
Redemption value adjustment	—	—	—	(132)	—	—	—	(132)	132
Net loss	—	—	—	(9,054)	—	—	(763)	(9,817)	(21)
Balance at March 31, 2015	1,987	$20	$229,284	$(217,931)	—	$(64)	$(850)	$10,459	$535
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(9,838)	$(8,813)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	129	87
Straight-line rent amortization	—	(16)
Non-cash deferred compensation expense	5,256	—
Equity-based compensation	5,248	4,527
Excess tax benefit on equity-based compensation	(853)	—
Changes in operating assets and liabilities:
Restricted cash	(2,597)	—
Prepaid expenses and other	(699)	75
Due from Ashford Trust OP, net	(336)	—
Due from Ashford Prime OP	(283)	(1,255)
Accounts payable and accrued expenses	(2,316)	(4,338)
Due to affiliates	(448)	244
Other liabilities	2,597	—
Net cash used in operating activities	(4,140)	(9,489)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(807)	(475)
Net cash used in investing activities	(807)	(475)
Cash Flows from Financing Activities
Excess tax benefit on equity-based compensation	853	—
Purchase of treasury shares	(64)	—
Employee advances	(523)	—
Contributions from owner	—	10,962
Net cash provided by financing activities	266	10,962
Net change in cash	(4,681)	998
Cash at beginning of year	29,597	600
Cash at end of year	$24,916	$1,598
Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	534	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Non-cash contributions associated with non-cash compensation	$—	$4,527
Non-cash dividends associated with deferred compensation plan	—	183
Non-cash contributions associated with deferred compensation plan	—	180
Non-cash dividends declared but not paid	—	183
Capital expenditures accrued but not paid	189	387
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014 that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in the hospitality industry across all segments and in all methods including direct real estate, equity, securities and debt. Ashford Prime invests primarily in high revenue per available room luxury, upper-upscale and upscale hotels and resorts, predominantly located in gateway markets. Ashford Prime became a publicly traded entity in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (“Code”), and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
Ashford Inc. was formed through a spin-off of Ashford Trust’s asset management business in November 2014. The spin-off was completed by means of a distribution of common stock of Ashford Inc. and common units of Ashford Hospitality Advisors LLC (“Ashford LLC”), a Delaware limited liability company formed on April 5, 2013. Ashford LLC had no operations until November 19, 2013, the date of the Ashford Prime spin-off. As part of the Ashford Inc. spin-off from Ashford Trust, Ashford LLC became a subsidiary of Ashford Inc. on November 12, 2014. Ashford Inc. conducts its business and owns substantially all of its assets through Ashford LLC.
The spin-off of Ashford Inc. was completed on November 12, 2014, with a pro rata taxable distribution of Ashford Inc.’s common stock to Ashford Trust stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of Ashford Trust common stock held by the Ashford Trust common stockholders. In addition, for each common unit of Ashford Trust OP, the holder received one common unit of Ashford LLC. Each holder of common units of Ashford LLC could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. Immediately following the completion of the exchange offer, Ashford LLC effected a reverse split of its common units such that each common unit was automatically converted into 1/55 of a common unit. The distribution was completed on October 7, 2014, and the exchange and reverse split were completed on November 12, 2014. Following the spin-off, Ashford Trust continues to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, which represented an approximate 30% ownership interest in Ashford Inc. at the time of the spin-off. In connection with the spin-off, we entered into a 20-year advisory agreement with Ashford Trust.
Ashford Investment Management, LLC (“AIM”) is an indirect subsidiary of the Company, established as an investment adviser to any private securities funds sponsored by us or our affiliates (the “Funds”). AIM became a registered investment adviser with the Securities and Exchange Commission on January 5, 2015. AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, serves as the general partner of any Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own approximately 60% of Management Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays, III own, in the aggregate, 40% of Performance Holdco. AIM, AIM GP, Management Holdco, Performance Holdco and AIM General Partner, LLC are all consolidated by Ashford Inc. as it has control.
AIM currently serves as investment adviser to AIM Real Estate Hedged Equity (U.S.) Fund, LP, AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. and AIM Real Estate Hedged Equity Master Fund, LP (collectively the “REHE Fund”), a master-feeder private fund focused on investing in the securities of companies in the real estate, hospitality and leisure industries. AIM also serves as the investment adviser to Ashford Trust and Ashford Prime. AIM GP serves as the general partner to AIM Real Estate Hedged Equity (U.S.) Fund, LP and AIM Real Estate Hedged Equity Master Fund, LP. As such, it is entitled to receive a performance allocation, which is earned annually and equals 15% to 20% of positive changes in the capital account balance of each limited partner. AIM GP accounts for its investment in the aforementioned funds under the equity method of accounting. As of March 31, 2015, its investment balance in each fund was $0.
The accompanying financial statements reflect the operations of our asset and investment management business that provided asset and investment management, accounting and legal services to Ashford Trust, Ashford Prime and the REHE Fund. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination—The accompanying consolidated financial statements, subsequent to our spin-off, include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements.
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
Since the Company was a consolidated subsidiary of Ashford Trust and there was no advisory agreement between Ashford Trust and the Company, the accompanying statements of operations and comprehensive loss do not report revenue associated with its management and advisory services provided to Ashford Trust for the historical periods presented prior to its spin-off on November 12, 2014. It does include revenue associated with the advisory services provided to Ashford Prime for all periods presented.
The accompanying historical unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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
Restricted Cash—Restricted cash represents reserves for casualty insurance claims and the associated ancillary costs. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds, from the Ashford Trust/Prime properties and their respective management companies, of an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The offset to restricted cash amounts is included in other liabilities. For purposes of the statements of cash flows, changes in restricted cash caused by using such funds are shown as operating activities.
Noncontrolling Interests—The redeemable noncontrolling interests in Ashford LLC represent the members’ proportionate share of equity in earnings/losses of Ashford LLC, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these members’ common unit holdings throughout the period. The redeemable noncontrolling interests in Ashford LLC is classified in the mezzanine section of the balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares at our option. The carrying value of the noncontrolling interests in Ashford LLC is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in one entity and 100% in another entity, in each case at each of March 31, 2015 and December 31, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

We hold a variable interest, in the form of a note receivable, in the consolidated entity in which the noncontrolling interest holder has a 100% interest. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As we meet the conditions above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of March 31, 2015 and December 31, 2014, the note receivable had an outstanding balance of $1.2 million and $420,000, respectively, which is eliminated in consolidation.
Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. The quarterly base fee is equal to 0.70% per annum of the total market capitalization of Ashford Prime and Ashford Trust, as defined in the advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s total stockholder return exceeds the total stockholder return for each company’s respective peer group, subject to the FCCR condition, as defined in the advisory agreements. The investment management fee is equal to 1.5% to 2.0% of the beginning quarterly capital account balance of each limited partner.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Prior to the spin-off, salaries and benefits included an allocation of 100% of salaries and benefits of the employees of Ashford Trust and an allocation of 100% of employee equity-based compensation from Ashford Trust. All such expenses were allocated to Ashford Inc. because these expenses have historically been incurred by the asset management business of Ashford Trust. In the opinion of management, such allocations were considered reasonable. Salaries and benefits also includes expense for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue.
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
Equity-Based Compensation—Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Ashford Prime in connection with providing advisory services that result in expense, included in “salaries and benefits,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services fee.”
Prior to the spin-off, all equity-based compensation of Ashford Trust employees was allocated to the Company as all Ashford Trust employees became employees of the Company.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Comprehensive Loss—As there are no transactions requiring presentation in other comprehensive loss, but not in net loss, the Company’s net loss equates to other comprehensive loss.
Due to Affiliates—Due to affiliates represents current payables resulting from general and administrative expense and furniture, fixture and equipment reimbursements. Due to affiliates is generally settled within a period not exceeding one year.
Due from Ashford Prime OP—Due from Ashford Prime OP represents current receivables related to the advisory services fee and reimbursable expenses. Due from Ashford Prime OP is generally settled within a period not exceeding one year.
Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents current receivables and payables resulting primarily from costs associated with our spin-off as well as receivables related to the advisory services fee and reimbursable expenses. Due to/from Ashford Trust OP, net is generally settled within a period not exceeding one year.
Income (Loss) Per Share—For periods prior to the spin-off, basic income (loss) per share was calculated by dividing net loss attributable to the Company by the 2.0 million shares of common stock outstanding upon the completion of the distribution including 4,000 shares for initial grants to the five independent members of our board of directors (in the aggregate) and excluding 5,000 unvested restricted shares. For the three months ended March 31, 2014, the diluted loss per share was calculated by dividing the net loss attributable to the Company by 2.0 million shares which excludes 10,000 shares comprised of 5,000 unvested restricted shares and 5,000 shares issuable on the conversion of Ashford LLC common units held by Ashford LLC unit holders as the effect of including these shares would have been anti-dilutive.
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
Prior to the spin-off, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and Ashford LLC, its wholly-owned disregarded limited liability company, neither of which are subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through and were taxed to the owners. Therefore, the Company did not provide for federal income taxes. Partnerships are subject to the Texas Margin Tax. In accordance with authoritative accounting guidance, we provided for the Texas Margin Tax. Income tax expense was calculated on a separate stand-alone basis, although the Company’s operations were historically included in the tax returns filed by Ashford Trust OP of which the Company’s business was a part.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The relationship of our income tax expense to book income results in a negative effective tax rate. The rate reflects the effects of permanent differences and the change in the valuation allowance on our deferred tax assets. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference. As of March 31, 2015, we have recorded a valuation allowance of $10.5 million against our deferred tax assets. This valuation allowance is the result of uncertainties regarding the future realization of deductible temporary differences. Such uncertainties are attributable to the timing and amount of future reversals of deductible temporary differences, as well as cumulative operations of the company from the date of the spin-off through March 31, 2015. The analysis utilized determining the valuation allowance involves considerable management judgment and assumptions.
At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full year. This estimate reflects, among other items, our estimate of operating results. In determining our estimated effective tax rate, we do not include the estimated impact of unusual and/or infrequent items, which may cause variations in the customary relationship between income tax expense and income before taxes.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our financial statements and related disclosures.
3. Fair Value Measurements
Fair Value Hierarchy—Our financial instruments measured at fair value either on a recurring or a non-recurring basis are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market place as discussed below:
•Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.
•Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

•Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The deferred compensation plan liability had a fair value of $25.2 million and $20.0 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.
Effect of Fair Value Measured Liabilities on Statements of Operations and Comprehensive Loss
The following table summarizes the effect of fair value measured liabilities on the statements of operations and comprehensive loss (in thousands):

	Loss Recognized
	Three Months Ended March 31,
	2015		2014
Liabilities
Deferred compensation plan	$(5,256)	(1)	$—
________

(1)	Reported as a component of “salaries and benefits” in the statement of operations and comprehensive loss.
4. Summary of Fair Value of Financial Instruments
Some of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$25,211	$25,211	$19,955	$19,955
Financial assets not measured at fair value:
Financial assets:
Cash and cash equivalents	$24,916	$24,916	$29,597	$29,597
Restricted cash	5,934	5,934	3,337	3,337
Due from Ashford Trust OP, net	9,185	9,185	8,202	8,202
Due from Ashford Prime OP	2,829	2,829	2,546	2,546
Financial liabilities not measured at fair value:
Financial liabilities:
Accounts payable and accrued expenses	$6,179	$6,179	$9,307	$9,307
Due to affiliates	483	483	1,313	1,313
Other liabilities	5,934	5,934	3,337	3,337
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Due from Ashford Trust OP, net, due from Ashford Prime OP, accounts payable and accrued expenses, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Commitments and Contingencies
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
6. Related Party Transactions
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
For the three months ended March 31, 2015, we recorded advisory services revenue of $9.7 million from Ashford Trust OP. The advisory services revenue was comprised of a base advisory fee of $8.0 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.5 million and equity-based compensation of $171,000 associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to our officers and employees. No incentive management fee was earned for the three months ended March 31, 2015. We also recorded other revenue of $195,000 related to non-advisory expense reimbursements from Ashford Trust. At March 31, 2015 and December 31, 2014, we had a net receivable of $9.2 million and $8.2 million, respectively, from Ashford Trust OP associated with reimbursable expenses in connection with the spin-off and the advisory services fee discussed above.
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
For the three months ended March 31, 2015 and 2014, we recorded revenues of $3.2 million and $2.3 million, respectively, from Ashford Prime. During the three months ended March 31, 2015, advisory services revenue was comprised of a base advisory fee of $2.2 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $567,000 and equity-based compensation of $469,000 associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. During the three months ended March 31, 2014, advisory services revenue was comprised of a base advisory fee of $2.0 million and reimbursable overhead and internal audit reimbursements of $342,000. No incentive management fee was earned for the three months ended March 31, 2015 or 2014. At March 31, 2015 and December 31, 2014, we

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

had receivables of $2.8 million and $2.5 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above.
Ashford Trust and Ashford Prime have management agreements with Remington, which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying financial statements. Under the agreements, we pay Remington general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred which are then rebilled to Ashford Trust and Ashford Prime. Prior to the spin-off, these costs were paid by Ashford Trust and were included in our carve-out financial statements. For the three months ended March 31, 2015 and 2014, these reimbursements totaled $1.0 million and $516,000, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive loss. The amounts due under these arrangements as of March 31, 2015 and December 31, 2014, are included in “due to affiliates” on our balance sheets.
Certain employees of Remington who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense of $3,000 and $43,000 was recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, respectively.
For periods prior to the spin-off, the operations of the Company have been principally funded by Ashford Trust OP. Ashford Trust OP used a centralized approach to cash management and the financing of its operations. During the periods through November 12, 2014, Ashford Trust OP provided the capital to fund our operating and investing activities, which are presented as a component of additional paid-in capital. Amounts funded by Ashford Trust OP were $11.0 million for the three months ended March 31, 2014.
As the Company’s financial statements through November 12, 2014 have been carved out of Ashford Trust OP, for the three months ended March 31, 2014, salaries and benefits and general and administrative expense represent an allocation of certain Ashford Trust OP corporate general and administrative costs. See Note 2.
7. Equity and Equity-Based Compensation
Equity-Based Compensation—Equity-based compensation expense of $5.2 million and $4.5 million was recognized for the three months ended March 31, 2015 and 2014, respectively. Equity-based compensation expense for the three months ended March 31, 2015, included $951,000 of expense attributable to our stock options. As of March 31, 2015, the Company had approximately $10.4 million of total unrecognized compensation expense related to stock options that will be recognized over the weighted average period of 2.7 years. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. For the three months ended March 31, 2015, we recognized equity-based compensation expense of $4.3 million related to these grants. As of March 31, 2015, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between April 2015 and April 2017. As of March 31, 2015, the unrecognized cost of these unvested shares of restricted stock/units was $13.5 million, which will be amortized over a period of 2.1 years. There was also equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $3,000 and $43,000 for the three months ended March 31, 2015 and 2014, respectively, as described in Note 6. Prior to the spin-off, equity-based compensation, included in “salaries and benefits”, was allocated to the Company as described in Note 2.
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
Shareholder Rights Plan—On November 16, 2014, our board of directors adopted a shareholder rights plan (the “2014 Rights Plan”). Pursuant to the 2014 Rights Plan, our board of directors declared a dividend of one preferred share purchase right (a “Right”) payable on November 27, 2014, for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), outstanding on November 27, 2014 (the “Record Date”) to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

of the rights is de minimis. The 2014 Rights Plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock.
Although the rights were initially set to expire on March 15, 2015, on February 25, 2015, our board of directors extended the expiration date until the date of our 2015 annual stockholder meeting, at which time the stockholders approved further extension of the expiration date to February 25, 2018.
Noncontrolling Interests in Consolidated Entities—Noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% and 100% in two entities with a total carrying value of $(850,000) and $(87,000) at March 31, 2015 and December 31, 2014, respectively. Loss from consolidated entities attributable to these noncontrolling interests was $763,000 for the three months ended March 31, 2015. There was no income/loss from consolidated entities attributable to noncontrolling interests for the three months ended March 31, 2014.
8. Deferred Compensation Plan
Effective January 1, 2008, Ashford Trust established a nonqualified DCP for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive loss. For the three months ended March 31, 2015, we recorded an unrealized loss of $5.3 million. No unrealized loss was recorded for the three months ended March 31, 2014.
For the three months ended March 31, 2014, dividends associated with the deferred compensation plan totaled $183,000 and were included as a component of accumulated deficit. There were no dividends associated with the deferred compensation plan for the three months ended March 31, 2015.
9. Redeemable Noncontrolling Interests in Ashford LLC
Redeemable noncontrolling interests in Ashford LLC represents certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford LLC, which is an allocation of net income/loss attributable to the members based on the weighted average ownership percentage of these members’ interest. Beginning one year after issuance, each common unit of membership interest may be redeemed by the holder, for either cash or, at our sole discretion, one share of our common stock.
In connection with our spin-off, Ashford Trust OP unit holders received one common unit in Ashford LLC for every 55 common units held in Ashford Trust OP. Each holder of common units of Ashford LLC could then exchange up to 99% of the Ashford LLC common units for shares of Ashford Inc. common stock. During the year ended December 31, 2014, approximately 356,000 common units were exchanged for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 Ashford LLC common units. Following the completion of the exchange offer, Ashford LLC effected a reverse stock split of its common units such that each common unit was automatically converted into 1/55 of a common unit. Redeemable noncontrolling interests in Ashford LLC as of March 31, 2015 and December 31, 2014, were $535,000 and $424,000, respectively, which represented ownership of approximately 0.2% for each period. The carrying value of redeemable noncontrolling interests as of March 31, 2015 and December 31, 2014 included adjustments of $501,000 and $369,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three months ended March 31, 2015, we allocated net loss of $21,000 to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the three months ended March 31, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

10. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders – basic and diluted:
Net loss attributable to the Company	$(9,054)	$(8,813)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	1,982	1,981
Weighted average common shares outstanding – diluted	1,982	1,981

Loss per share – basic:
Net loss allocated to common stockholders per share	$(4.57)	$(4.45)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(4.57)	$(4.45)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss allocated to common stockholders is not adjusted for:
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	$(21)	$—
Total	$(21)	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	3	5
Effect of assumed exercise of stock options	3	—
Effect of assumed conversion of Ashford LLC units	5	5
Total	11	10

11. Segment Reporting
We operate in one business segment: asset management. Advisory services refers to managing the day-to-day operations of Ashford Prime and its subsidiaries and Ashford Trust and its subsidiaries in conformity with each company’s investment guidelines.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” refer to Ashford Inc., a Delaware corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company.” “AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties. Forward looking statements are generally identifiable by use of forward looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

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
Forward looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward looking statements. Factors that could have a material adverse effect on our forward looking statements include, but are not limited to:

•
the factors discussed in our Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2015 (the “2014 10-K”), including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington, Ashford Prime and Ashford Trust, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters; and

•	legislative and regulatory changes.
When considering forward looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2014 10-K and the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, which could cause our actual results and performance to differ significantly from those contained in our forward looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of May 13, 2015, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
Our principal business objective is to provide asset management and other advisory services to other entities. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Ashford Prime. In our capacity as the advisor to Ashford Trust and Ashford Prime, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Ashford Prime, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Ashford Prime to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Ashford Prime, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Ashford Prime.
Recent Developments
On January 29, 2015, Ashford Trust announced that its board of directors had approved the formation of Ashford Hospitality Select, Inc. (“Ashford Select”), a company dedicated to investing primarily in existing premium branded, upscale and upper-midscale, select-service hotels. On February 18, 2015, Ashford Trust entered into certain contribution and purchase and sale agreements in anticipation of the imminent launch of Ashford Select, which have since been terminated. However, Ashford Trust has announced that it will continue to pursue the launch of the Ashford Select platform. At this time it is unclear whether the Ashford Select platform will be completed with an external capital source or through a wholly owned subsidiary of Ashford Trust. Depending on the structure of the Ashford Select Platform, we may enter into an advisory agreement with Ashford Select; however, no assurance can be given that we will enter into this or any other advisory agreement.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and its majority-owned subsidiaries and entities which it controls. For periods prior to spin-off, the combined historical financial statements have been prepared on a “carve out” basis from Ashford Trust’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities and include allocations of income, expenses, assets and liabilities from Ashford Trust. These allocations reflect significant assumptions, and the financial statements do not fully reflect what our financial position, results of operations and cash flows would have been had the asset management business of Ashford Trust been operated exclusively within a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.
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

Sources and Uses of Cash
As of March 31, 2015 and December 31, 2014, we had $24.9 million and $29.6 million of cash, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand and positive cash flow from operations. We anticipate using funds necessary for operating expenses primarily attributable to paying our employees.
Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities were $4.1 million and $9.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash flows used in operating activities was primarily a result of the completion of our spin-off from Ashford Trust which resulted in additional advisory fees offset by additional general and administrative expenses as a result of becoming a public company. Cash flows from operations is also impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime and the timing of paying vendors.
Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2015 and 2014, investing activities used net cash flows of $807,000 and $475,000, respectively. These cash outlays were attributable to purchases of computer software, furniture, fixtures and equipment.
Net Cash Flows Provided by Financing Activities. For the three months ended March 31, 2015, net cash flows provided by financing activities was $266,000. These cash inflows consisted of an excess tax benefit associated with stock-based compensation of $853,000 partially offset by advances to employees of $523,000 associated with tax withholdings for restricted stock vestings and $64,000 for the purchase of our treasury shares to cover tax withholdings for restricted stock vestings. For the three months ended March 31, 2014, net cash flows provided by financing activities was $11.0 million, which consisted of cash contributions from Ashford Trust OP to fund operations.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table summarizes the changes in key line items from our statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue
Advisory services	$12,923	$2,312	$10,611	459.0%
Other	195	—	195
Total revenue	13,118	2,312	10,806	467.4%
Expenses
Salaries and benefits	17,493	10,110	7,383	73.0%
Depreciation	129	87	42	48.3%
General and administrative	3,880	913	2,967	325.0%
Total expenses	21,502	11,110	10,392	93.5%
Loss before income taxes	(8,384)	(8,798)	(414)	(4.7)%
Income tax expense	(1,454)	(15)	1,439	9,593.3%
Net loss	(9,838)	(8,813)	1,025	11.6%
Loss from consolidated entities attributable to noncontrolling interests	763	—	763
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	21	—	21
Net loss attributable to the Company	$(9,054)	$(8,813)	$241	2.7%
Advisory Services Revenue. Advisory services revenue increased $10.6 million, or 459.0%, to $12.9 million during the three months ended March 31, 2015 (the “2015 quarter”) compared to the three months ended March 31, 2014 (the “2014 quarter”). The increase is due to revenue from both Ashford Prime and Ashford Trust being included in the 2015 quarter, as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The 2014 quarter only included advisory services revenue from our advisory agreement with Ashford Prime.

During the 2015 quarter, advisory services revenue was comprised of a base advisory fee of $10.2 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $2.1 million. Advisory services revenue also included $640,000 of equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount in “salaries and benefits.” Neither Ashford Trust nor Ashford Prime granted any equity awards to our officers and employees in the 2014 quarter. During the 2014 quarter, advisory services revenue was comprised of a base advisory fee of $2.0 million, reimbursable overhead and internal audit reimbursements of $342,000. No incentive management fee was earned for the 2015 quarter or the 2014 quarter in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue represents $195,000 of other non-advisory expense reimbursements from Ashford Trust for the 2015 quarter. There was no other revenue for the 2014 quarter.
Salaries and Benefits Expense. Salaries and benefits expense increased $7.4 million, or 73.0%, to $17.5 million in the 2015 quarter. During the 2015 quarter, salaries and benefits expense included $6.3 million of cash salaries and benefits, $5.9 million of non-cash equity-based compensation and a $5.3 million non-cash expense associated with our deferred compensation plan (“DCP”). The increase in salaries and benefits was attributable to higher non-cash expense associated with our DCP of $5.3 million, non-cash equity-based compensation of $1.4 million, salary expense of approximately $465,000, bonus expense of approximately $75,000 and payroll tax burden of $182,000.
In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. Non-cash equity-based compensation consisted of $4.3 million associated with prior Ashford Trust equity grants, $951,000 in connection with stock option grants and $640,000 associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount. During the 2014 quarter, the $10.1 million of salaries and benefits expense included $5.6 million of cash salaries and benefits and $4.5 million of non-cash equity-based compensation.
Depreciation Expense. Depreciation expense increased $42,000, or 48.3%, to $129,000 for the 2015 quarter, as a result of furniture, fixtures and equipment additions since March 31, 2014.
General and Administrative Expense. General and administrative expenses increased $3.0 million, or 325.0%, to $3.9 million as a result of higher professional fees of $1.7 million, office expense of $491,000, public company costs of $471,000 and travel and other expense of $337,000.
Income Tax Expense. Income tax expense increased $1.4 million, from $15,000 for the 2014 quarter, to $1.5 million for the 2015 quarter. The increase in tax expense is due to the provision for federal and state income taxes for the 2015 quarter. For the 2014 quarter, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company which are not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes.The income tax expense in the 2014 quarter is related to Texas margin tax.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $763,000 in the 2015 quarter. At March 31, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% and 100% in two entities with a total carrying value of $(850,000).
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net loss of $21,000 in the 2015 quarter. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at March 31, 2015. No income was allocated during the 2014 quarter as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see Notes 1 and 2 to the financial statements.

Contractual Obligations and Commitments
There have been no material changes since December 31, 2014, outside the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K. Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s).
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K. There have been no material changes in these critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We currently do not hold any financial instruments that subject us to market risk.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
We previously noted a material weakness in internal control over financial reporting for the period ended December 31, 2014 that resulted from an operational deficiency in our controls surrounding management’s preparation and review of carve out financial statements. Since discovering the operational deficiency, we have not been required to prepare additional carve-out financial statements, nor do we expect to do so in the future. However, to address the identified weakness, we have hired additional accounting personnel and segregated certain accounting functions to provide for additional review functions. Should the need arise to prepare carve-out financial statements in the future, we believe the steps we have taken will eliminate any future similar operational deficiency.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

ITEM 1A.	RISK FACTORS
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in “Item 1A. Risk Factors” of our 2014 Form 10-K, as filed with the SEC on March 24, 2015, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.
We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire us while the plan remains in effect.
We have in effect a shareholder rights plan that is intended to protect us from efforts to obtain control of our company that our board of directors believe are inconsistent with the best interests of our company and our stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder (other than us, one of our subsidiaries or employee benefit plans or Mr. Monty J. Bennett and certain of his affiliates and associates (so long as they beneficially own 20% or less of our common stock)) has acquired beneficial ownership of 10% or more of our common stock without the approval of our board of directors or the announcement of a tender offer or exchange offer that would result in the ownership of 10% or more of our common stock by a person or group of persons (other than one or more of the excluded persons described above). The rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock (other than one or more of the excluded persons described above) acquires any additional shares of our common stock without the approval of our board of directors. If the rights become exercisable, all rights holders (other than the person/entity triggering the rights) will be entitled to acquire certain of our securities at a substantial discount. The rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our board of directors, and the rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock, without first negotiating with our board of directors. The rights expire on February 25, 2018.
The launch of the Ashford Select platform may not be completed on anticipated terms or consummated at all.
The launch of the Ashford Select platform previously announced by Ashford Trust may not be completed on terms initially disclosed or may not be consummated at all. We previously announced that we expected to enter into an advisory agreement with Ashford Select; however, given the uncertain timing and structure of that platform, as announced by Ashford Trust, no assurance can be given that we will enter into this or any other advisory agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the first quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	—		$—	—	$—
February 1 to February 28	—		—	—	—
March 1 to March 31	482	(1)	133.11	—	—
Total	482		$133.11	—
__________________

(1)
Represents shares that were withheld to cover tax-withholding requirements related to the vesting of restricted stock units issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1
Separation and Distribution Agreement, dated October 31, 2014, by and between Ashford Hospitality Trust, Inc., Ashford OP Limited Partner LLC, Ashford Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)

3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 10-K, filed on March 24, 2015) (File No. 001-36400)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)
4.1*	First amendment to Rights Agreement, dated as of February 25, 2015
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD INC.

Date:	May 15, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 15, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer