Form 10-Q/A
period 2015-03-31
Ashford Inc
filed 2015-08-14
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	1,989,770
(Class)	Outstanding at August 12, 2015

Explanatory Note
This Form 10-Q/A (Amendment No. 1) (the “Amended Report”) for Ashford Inc. is being filed to correct certain accounting errors related to certain deferred tax assets and the consolidated financial position and operating results of certain private investment funds managed by Ashford Investment Management, LLC in “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, initially filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Report”). These matters are further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our Condensed Financial Statements included herein.
This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures not related to the aforementioned accounting errors contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

ASHFORD INC.
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	As Restated (see Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,930	$29,597
Restricted cash	5,934	3,337
Investments in securities	2,978	—
Prepaid expenses and other	1,152	1,360
Receivables	6	—
Due from Ashford Trust OP, net	9,185	8,202
Due from Ashford Prime OP	2,829	2,546
Deferred tax assets	61	—
Total current assets	47,075	45,042
Furniture, fixtures and equipment, net	4,525	4,188
Deferred tax assets	899	—
Total assets	$52,499	$49,230
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$5,916	$9,307
Due to affiliates	428	1,313
Liabilities associated with investments in securities	366	—
Deferred compensation plan	221	175
Other liabilities	5,979	3,337
Total current liabilities	12,910	14,132
Long-term accrued liabilities	—	—
Deferred compensation plan	24,990	19,780
Total liabilities	37,900	33,912
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests in Ashford LLC	535	424
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,986,851 shares issued and 1,986,369 and 1,986,851 shares outstanding at March 31, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	229,284	228,003
Accumulated deficit	(216,708)	(213,042)
Treasury stock, at cost, 482 shares at March 31, 2015	(64)	—
Total stockholders’ equity of the Company	12,532	14,981
Noncontrolling interests in consolidated entities	1,532	(87)
Total equity	14,064	14,894
Total liabilities and equity	$52,499	$49,230
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	As Restated (see Note 1)
Revenue
Advisory services	$12,923	$2,312
Other	195	—
Total revenue	13,118	2,312
Expenses
Salaries and benefits	17,493	10,110
Depreciation	129	87
General and administrative	4,130	913
Total expenses	21,752	11,110
Operating loss	(8,634)	(8,798)
Interest income	1	—
Dividend income	6	—
Unrealized gain on investments	47	—
Realized loss on investments	(2)	—
Loss before income taxes	(8,582)	(8,798)
Income tax expense	(231)	(15)
Net loss	(8,813)	(8,813)
Loss from consolidated entities attributable to noncontrolling interests	961	—
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	18	—
Net loss attributable to the Company	$(7,834)	$(8,813)
Comprehensive loss attributable to the Company	$(7,834)	$(8,813)
Loss per share – basic and diluted:
Loss attributable to common stockholders	$(3.95)	$(4.45)
Weighted average common shares outstanding – basic and diluted	1,982	1,981
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF EQUITY
(unaudited, in thousands)
As Restated (see Note 1)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amounts			Shares	Amounts
Balance at January 1, 2015	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	—	(64)	—	(64)	—
Equity-based compensation	—	—	951	4,297	—	—	—	5,248	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	2,580	2,580	—
Excess tax benefit on equity-based compensation	—	—	853	—	—	—	—	853	—
Employee advances	—	—	(523)	—	—	—	—	(523)	—
Redemption value adjustment	—	—	—	(129)	—	—	—	(129)	129
Net loss	—	—	—	(7,834)	—	—	(961)	(8,795)	(18)
Balance at March 31, 2015	1,987	$20	$229,284	$(216,708)	—	$(64)	$1,532	$14,064	$535
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
	As Restated (see Note 1)
Cash Flows from Operating Activities
Net loss	$(8,813)	$(8,813)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	129	87
Straight-line rent amortization	—	(16)
Non-cash deferred compensation expense	5,256	—
Equity-based compensation	5,248	4,527
Excess tax benefit on equity-based compensation	(853)	—
Deferred tax benefit	(960)	—
Realized and unrealized gain on investments	(45)	—
Purchases of investments in securities	(3,895)	—
Sales of investments in securities	1,005	—
Changes in operating assets and liabilities:
Restricted cash	(2,597)	—
Prepaid expenses and other	(439)	75
Receivables	(6)	—
Due from Ashford Trust OP, net	(336)	—
Due from Ashford Prime OP	(283)	(1,255)
Accounts payable and accrued expenses	(2,579)	(4,338)
Due to affiliates	(503)	244
Other liabilities	2,642	—
Due to broker	323	—
Net cash used in operating activities	(6,706)	(9,489)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(807)	(475)
Net cash used in investing activities	(807)	(475)
Cash Flows from Financing Activities
Excess tax benefit on equity-based compensation	853	—
Purchase of treasury shares	(64)	—
Employee advances	(523)	—
Contributions from noncontrolling interests in consolidated entities	2,580	—
Contributions from owner	—	10,962
Net cash provided by financing activities	2,846	10,962
Net change in cash	(4,667)	998
Cash at beginning of period	29,597	600
Cash at end of period	$24,930	$1,598
Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	534	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Contributions associated with non-cash compensation	$—	$4,527
Dividends associated with deferred compensation plan	—	183
Contributions associated with deferred compensation plan	—	180
Dividends declared but not paid	—	183
Capital expenditures accrued but not paid	189	387
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014 that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average, and in all methods including direct real estate, equity, securities and debt. Ashford Prime invests primarily in luxury, upper-upscale and upscale hotels with RevPAR of at least twice the then-current U.S. national average in gateway and resort locations. Ashford Prime became a publicly traded entity in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (“Code”), and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
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
AIM currently serves as investment adviser to AIM Real Estate Hedged Equity Master Fund, L.P. (the “Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund has two limited partners: AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “U.S. Fund”), a U.S. investment limited partnership, and AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. (the “Offshore Fund”), a Cayman Islands exempted investment company (collectively, the “Feeder Funds”). The Feeder Funds invest substantially all of their assets in the Master Fund. The Master Fund is managed by AIM GP and AIM.The Master Fund, the U.S. Fund and the Offshore Fund are collectively known as the “REHE Fund.” AIM is entitled to receive an investment management fee equal to 1.5% to 2.0% of the beginning quarterly capital account balance of certain limited partners. AIM GP serves as the general partner to the U.S. Fund and the Master Fund. As such, it is

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

entitled to receive a performance allocation, which is earned annually and equals 15% to 20% of positive changes in the capital account balance of certain of its limited partners. AIM also serves as the investment adviser to Ashford Trust and Ashford Prime.
The accompanying financial statements reflect the operations of our asset and investment management business and the REHE Fund. Our asset and investment management business provides asset and investment management, accounting and legal services to Ashford Trust, Ashford Prime and the REHE Fund. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its financial statements.
Restatement of Financial Data
In connection with the closing of our financial records for the three and six months ended June 30, 2015, we identified accounting errors discussed below that affected our previously issued unaudited interim financial statements. In light of these errors, on August 6, 2015, Ashford Inc.’s Audit Committee of the Board of Directors determined that readers should no longer rely on our previously reported unaudited interim condensed financial statements for the three months ended March 31, 2015.

•	Income taxes
Ashford Inc. had recorded deferred tax assets of $10.5 million as of March 31, 2015, and had recorded a full valuation allowance against such assets. At the end of each quarter, we assess the need for a valuation allowance which involves consideration of both positive and negative evidence related to the likelihood of realization of the deferred tax assets. In performing this assessment as of March 31, 2015, carryback potential of certain deferred tax assets were not appropriately considered in determining whether it is more likely than not that we will utilize a portion of our deferred tax assets. As a result, income tax expense for the three months ended March 31, 2015, was overstated by $1.2 million, deferred tax assets as of March 31, 2015, were understated by $960,000 and accounts payable and accrued expensed were overstated by $263,000. Of the $1.2 million overstatement for the three months ended March 31, 2015, $520,000 related to the year ended December 31, 2014. We evaluated the impact of the adjustment and determined that the amount was immaterial to the financial statements for the current fiscal period and the prior fiscal year. This misstatement has been corrected in the unaudited interim condensed financial statements included in this Form 10-Q/A. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.

•	Consolidation of variable interest entities
Certain reconsideration events occurred during the three months ended March 31, 2015, that were not properly considered in concluding whether certain private investment funds managed by AIM (i) were variable interest entities (“VIEs”) deemed to be controlled by Ashford Inc. and (ii) should be consolidated as of March 31, 2015. Accordingly, the financial position and results of operations (along with the applicable noncontrolling interests of 100%) of the related private investment funds managed by AIM were not consolidated by Ashford Inc. and not included in our financial statements as of and for the three months ended March 31, 2015, included in our previously filed Form 10-Q. This misstatement has been corrected in the unaudited interim condensed financial statements included in this Form 10-Q/A. The analysis utilized in determining whether or not to consolidate an entity is considerably complex and involves significant judgment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables reconcile the “As Previously Reported” to the “As Restated” columns of the Condensed Balance Sheet as of March 31, 2015, the Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2015, the Condensed Statement of Equity for the three months ended March 31, 2015, and the Condensed Statement of Cash Flows for the three months ended March 31, 2015, to reflect the effect of the adjustments described above (in thousands, except share and per share amounts):

	March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$24,916	$14	$24,930
Restricted cash	5,934	—	5,934
Investments in securities	—	2,978	2,978
Prepaid expenses and other	1,412	(260)	1,152
Receivables	—	6	6
Due from Ashford Trust OP, net	9,185	—	9,185
Due from Ashford Prime OP	2,829	—	2,829
Deferred tax assets	—	61	61
Total current assets	44,276	2,799	47,075
Furniture, fixtures and equipment, net	4,525	—	4,525
Deferred tax assets	—	899	899
Total assets	$48,801	$3,698	$52,499
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$6,179	$(263)	$5,916
Due to affiliates	483	(55)	428
Liabilities associated with investments in securities	—	366	366
Deferred compensation plan	221	—	221
Other liabilities	5,934	45	5,979
Total current liabilities	12,817	93	12,910
Long-term accrued liabilities	—	—	—
Deferred compensation plan	24,990	—	24,990
Total liabilities	37,807	93	37,900
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests in Ashford LLC	535	—	535
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,986,851 shares issued and 1,986,369 and 1,986,851 shares outstanding at March 31, 2015 and December 31, 2014, respectively	20	—	20
Additional paid-in capital	229,284	—	229,284
Accumulated deficit	(217,931)	1,223	(216,708)
Treasury stock, at cost, 482 shares at March 31, 2015	(64)	—	(64)
Total stockholders’ equity of the Company	11,309	1,223	12,532
Noncontrolling interests in consolidated entities	(850)	2,382	1,532
Total equity	10,459	3,605	14,064
Total liabilities and equity	$48,801	$3,698	$52,499

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Revenue
Advisory services	$12,923	$—	$12,923
Other	195	—	195
Total revenue	13,118	—	13,118
Expenses
Salaries and benefits	17,493	—	17,493
Depreciation	129	—	129
General and administrative	3,880	250	4,130
Total expenses	21,502	250	21,752
Operating loss	(8,384)	(250)	(8,634)
Interest income	—	1	1
Dividend income	—	6	6
Unrealized gain on investments	—	47	47
Realized loss on investments	—	(2)	(2)
Loss before income taxes	(8,384)	(198)	(8,582)
Income tax expense	(1,454)	1,223	(231)
Net income (loss)	(9,838)	1,025	(8,813)
Loss from consolidated entities attributable to noncontrolling interests	763	198	961
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	21	(3)	18
Net loss attributable to the Company	$(9,054)	$1,220	$(7,834)
Comprehensive loss attributable to the Company	$(9,054)	$1,220	$(7,834)
Loss per share – basic and diluted:
Income (loss) attributable to common stockholders	$(4.57)	$0.62	$(3.95)
Weighted average common shares outstanding – basic and diluted	1,982	—	1,982

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amounts			Shares	Amounts
Balance at January 1, 2015	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	—	(64)	—	(64)	—
Equity-based compensation	—	—	951	4,297	—	—	—	5,248	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—
Excess tax benefit on equity-based compensation	—	—	853	—	—	—	—	853	—
Employee advances	—	—	(523)	—	—	—	—	(523)	—
Redemption value adjustment	—	—	—	(132)	—	—	—	(132)	132
Net loss	—	—	—	(9,054)	—	—	(763)	(9,817)	(21)
Balance at March 31, 2015 (As Previously Reported)	1,987	$20	$229,284	$(217,931)	—	$(64)	$(850)	$10,459	$535
	(Restatement Adjustments)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	2,580	2,580	—
Redemption value adjustment	—	—	—	3	—	—	—	3	(3)
Net income (loss)	—	—	—	1,220	—	—	(198)	1,022	3
Balance at March 31, 2015 (As Restated)	1,987	$20	$229,284	$(216,708)	—	$(64)	$1,532	$14,064	$535

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$(9,838)	$1,025	$(8,813)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	129	—	129
Non-cash deferred compensation expense	5,256	—	5,256
Equity-based compensation	5,248	—	5,248
Excess tax benefit on equity-based compensation	(853)	—	(853)
Deferred tax benefit	—	(960)	(960)
Realized and unrealized gain on investments	—	(45)	(45)
Purchases of investments in securities	—	(3,895)	(3,895)
Sales of investments in securities	—	1,005	1,005
Changes in operating assets and liabilities:
Restricted cash	(2,597)	—	(2,597)
Prepaid expenses and other	(699)	260	(439)
Receivables	—	(6)	(6)
Due from Ashford Trust OP, net	(336)	—	(336)
Due from Ashford Prime OP	(283)	—	(283)
Accounts payable and accrued expenses	(2,316)	(263)	(2,579)
Due to affiliates	(448)	(55)	(503)
Other liabilities	2,597	45	2,642
Due to broker	—	323	323
Net cash used in operating activities	(4,140)	(2,566)	(6,706)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(807)	—	(807)
Net cash used in investing activities	(807)	—	(807)
Cash Flows from Financing Activities
Excess tax benefit on equity-based compensation	853	—	853
Purchase of treasury shares	(64)	—	(64)
Employee advances	(523)	—	(523)
Contributions from noncontrolling interests in consolidated entities	—	2,580	2,580
Net cash provided by financing activities	266	2,580	2,846
Net change in cash	(4,681)	14	(4,667)
Cash at beginning of period	29,597	—	29,597
Cash at end of period	$24,916	$14	$24,930
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination—The accompanying consolidated financial statements, subsequent to our spin-off, include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements. The REHE Funds are investment companies and follow the accounting and reporting guidance in Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 946.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
The REHE Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the REHE Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the REHE Fund. The REHE Fund holds approximately $3.0 million of total assets that primarily consists of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the REHE Fund. Additionally, the REHE Fund has liabilities of $411,000 that primarily consists of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc.
We hold a variable interest, in the form of a note receivable, in one of the consolidated entities in which the noncontrolling interest holder has a 100% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of March 31, 2015 and December 31, 2014, the note receivable had an outstanding balance of $1.2 million and $420,000, respectively, which is eliminated in consolidation. This entity holds approximately $373,000 of total assets that primarily consists of cash and cash equivalents and other assets that can only be used to settle the obligations of that entity. Additionally, that entity has accounts payable and accrued expenses of $5,000 for which creditors do not have recourse to Ashford Inc.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable at March 31, 2015, and noncontrolling ownership interests of 40% in AIM and 100% in the entity in which we hold a variable interest, in the form of a note receivable at December 31, 2014.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Investments in Securities—Investments in securities consist of publicly traded equity securities, U.S. treasury securities and put and call options on certain publicly traded securities. The fair value of equity securities and U.S. treasury securities is based on quoted market closing prices at the balance sheet date. This is considered a Level 1 valuation technique. Put and call options are considered derivative instruments. The fair value of put and call options is based on quoted market closing prices at the balance sheet dates in active markets, which is considered a Level 1 valuation technique and inactive markets, which is considered a Level 2 valuation technique. The fair value of these investments is reported as “investments in securities” and “liabilities associated with investments in securities.” The cost of securities sold is based on the first-in, first-out method. Investment transactions are accounted for on a trade-date basis. Dividends are recorded as income on the ex-dividend date and interest is recognized when earned on the accrual basis of accounting.
Due From/To Brokers—Due from/to brokers includes cash balances held with brokers, receivables and payables from unsettled trades, margin borrowings, and collateral on derivative transactions. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. In addition, margin borrowings of $323,000 at March 31, 2015 are collateralized by certain securities and cash balances held by the REHE Fund. The REHE Fund is subject to interest on margin accounts based on daily margin borrowings. Due to brokers is included in “liabilities associated with investments in securities.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

In the normal course of business, substantially all of the REHE Fund’s securities transactions, money balances, and security positions are transacted with the REHE Fund’s broker: Goldman Sachs & Co. and ConvergEx Group. Accounts with ConvergEx Group are cleared by JP Morgan Chase and Co. The REHE Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The REHE Fund’s management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.
Offsetting of Assets and Liabilities—Amounts due from and due to brokers are presented on a net basis, by counterparty, to the extent the REHE Fund has the legal right to offset the recognized amounts and intends to settle on a net basis. The REHE Fund presents on a net basis the fair value amounts recognized for over-the-counter (“OTC”) derivatives executed with the same counterparty under the same master netting agreement. Amounts due from brokers, net are included in “receivables” and due to brokers, net is included in “liabilities associated with investments in securities” on the balance sheet.
Income Taxes—The Company is subject to federal and state corporate income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The REHE Fund does not record a provision for U.S. federal, state, or local income taxes because as it is a partnership, and the REHE Fund partners report their share of the REHE Fund’s income or loss on their respective income tax returns. However, certain U.S. dividend income and interest income may be subject to a maximum 30% withholding tax for those limited partners that are foreign entities or foreign individuals.
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
At the end of each quarter, we assess the need for a valuation allowance which involves consideration of both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As of March 31, 2015, we recorded gross deferred tax assets of $10.3 million. After evaluating positive and negative evidence, including the generation of taxable income during the three months ended March 31, 2015, and the carryback potential of certain deferred tax assets, we determined that it is more likely than not that we will utilize a portion of our deferred tax assets. Accordingly, we recorded a valuation allowance of $9.3 million resulting in recognition of net deferred tax assets of $960,000 and a corresponding non-cash deferred tax benefit of $960,000 as of and for the three months ended March 31, 2015, respectively. The valuation allowance is primarily the result of uncertainties regarding the future realization of certain deductible temporary differences as well as the Company’s cumulative operating losses recorded from the date of the spin-off through March 31, 2015. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
The “Income Taxes” Topic of the FASB ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2014 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
3. Derivative Contracts
For the three months ended March 31, 2015, the volume of the REHE Fund’s option derivative activities based on their notional amounts which are the fair values of the underlying shares as if the options were exercised at March 31, 2015, was one long exposure contract with a notional amount of $1,000 and four short exposure contracts with notional amounts of $(8,000).
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Total
March 31, 2015
Assets
Derivative assets:
Equity put options	$36	$36	(1)
Equity call options	8	8	(1)
Non-derivative assets:
Equity - American Depositary Receipt	35	35	(1)
Equity securities	2,102	2,102	(1)
U.S. treasury securities	797	797	(1)
Total	2,978	2,978
Liabilities
Derivative liabilities:
Short equity put options	(15)	(15)	(2)
Short equity call options	(28)	(28)	(2)
Non-derivative liabilities:
Deferred compensation plan	(25,211)	(25,211)
Margin account balance	(323)	(323)	(2)
Total	(25,577)	(25,577)
Net	$(22,599)	$(22,599)

	Quoted Market Prices (Level 1)	Total
December 31, 2014
Non-derivative liabilities:
Deferred compensation plan	$(19,955)	$(19,955)
__________________

(1)	Reported as “investments in securities” in the balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Statements of Operations and Comprehensive Loss
The following table summarizes the effect of fair value measured assets and liabilities on the statements of operations and comprehensive loss (in thousands):

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2015		2014
Assets
Derivative assets:
Equity put options	$(21)		$—
Equity call options	2		—

Non-derivative assets:
Equity - American Depositary Receipt	(6)		—
Equity securities	40		—
U.S. treasury securities	10		—
Total	25		—
Liabilities
Derivative liabilities:
Short equity put options	10		—
Short equity call options	(2)		—

Non-derivative liabilities:
Equity securities	12		—
Deferred compensation plan	(5,256)		—
Total	(5,236)		—
Net	$(5,211)		$—
Total combined
Unrealized gain on investment securities	$47		$—
Realized loss on investment securities	(2)		—
Deferred compensation plan	(5,256)	(1)	—
Net	$(5,211)		$—
________

(1)	Reported as a component of “salaries and benefits” in the statement of operations and comprehensive loss.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Summary of Fair Value of Financial Instruments
Some of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$2,978	$2,978	$—	$—
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$366	366	—	—
Deferred compensation plan	25,211	25,211	19,955	19,955
Financial assets not measured at fair value:
Financial assets:
Cash and cash equivalents	$24,930	$24,930	$29,597	$29,597
Restricted cash	5,934	5,934	3,337	3,337
Receivables	6	6	—	—
Due from Ashford Trust OP, net	9,185	9,185	8,202	8,202
Due from Ashford Prime OP	2,829	2,829	2,546	2,546
Financial liabilities not measured at fair value:
Financial liabilities:
Accounts payable and accrued expenses	$5,916	$5,916	$9,307	$9,307
Due to affiliates	428	428	1,313	1,313
Other liabilities	5,979	5,979	3,337	3,337
Investments in securities and liabilities associated with investments in securities. Investment securities consist of U.S. treasury securities, publicly traded equity securities and equity put and call options on certain publicly traded equity securities. Liabilities associated with investments in securities consist of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. This is considered a Level 1 valuation technique. See Notes 2, 3 and 4 for a complete description of the methodology and assumptions utilized in determining fair values.
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
Receivables, due from Ashford Trust OP, net, due from Ashford Prime OP, accounts payable and accrued expenses, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Securities Sold Short—The REHE Fund is subject to certain inherent risks arising from selling securities short. The ultimate cost to the REHE Fund to acquire these securities may exceed the liability reflected in these financial statements.
7. Related Party Transactions
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
For the three months ended March 31, 2015 and 2014, we recorded revenues of $3.2 million and $2.3 million, respectively, from Ashford Prime. During the three months ended March 31, 2015, advisory services revenue was comprised of a base advisory fee of $2.2 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $567,000 and equity-based compensation of $469,000 associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. During the three months ended March 31, 2014, advisory services revenue was comprised of a base advisory fee of $2.0 million and reimbursable overhead and internal audit reimbursements of $342,000. No incentive management fee was earned for the three months ended March 31, 2015 or 2014. At March 31, 2015 and December 31, 2014, we had receivables of $2.8 million and $2.5 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

million and $516,000, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive loss. The amounts due under these arrangements as of March 31, 2015 and December 31, 2014, are included in “due to affiliates” on our balance sheets.
Certain limited partners of the REHE Fund, including our chief executive officer and certain directors of Ashford Trust are affiliated with the General Partner. The aggregate value of the affiliated limited partners’ share of partners’ capital in the REHE Fund at March 31, 2015, was approximately $1.9 million.
Certain employees of Remington who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense of $3,000 and $43,000 was recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, respectively.
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
8. Equity and Equity-Based Compensation
Equity-Based Compensation—Equity-based compensation expense of $5.2 million and $4.5 million was recognized for the three months ended March 31, 2015 and 2014, respectively. Equity-based compensation expense for the three months ended March 31, 2015, included $951,000 of expense attributable to our stock options. As of March 31, 2015, the Company had approximately $10.4 million of total unrecognized compensation expense related to stock options that will be recognized over the weighted average period of 2.7 years. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. For the three months ended March 31, 2015, we recognized equity-based compensation expense of $4.3 million related to these grants. As of March 31, 2015, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between April 2015 and April 2017. As of March 31, 2015, the unrecognized cost of these unvested shares of restricted stock/units was $13.5 million, which will be amortized over a period of 2.1 years. There was also equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $3,000 and $43,000 for the three months ended March 31, 2015 and 2014, respectively, as described in Note 7. Prior to the spin-off, equity-based compensation, included in “salaries and benefits”, was allocated to the Company as described in Note 2.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Although the rights were initially set to expire on March 15, 2015, on February 25, 2015, our board of directors extended the expiration date until the date of our 2015 annual stockholder meeting, at which time the stockholders approved further extension of the expiration date to February 25, 2018.
Noncontrolling Interests in Consolidated Entities—Noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable with a total carrying value of $1.5 million at March 31, 2015 and noncontrolling ownership interests of 40% in AIM and 100% in the entity in which we hold a variable interest, in the form of a note receivable with a total carrying value of $(87,000) at December 31, 2014. Loss from consolidated entities attributable to these noncontrolling interests was $961,000 for the three months ended March 31, 2015. There was no income/loss from consolidated entities attributable to noncontrolling interests for the three months ended March 31, 2014.
With respect to the 100% noncontrolling interests in the REHE Fund, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the REHE Fund as specified in the limited partnership agreement.
9. Deferred Compensation Plan
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
10. Redeemable Noncontrolling Interests in Ashford LLC
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
In connection with our spin-off, Ashford Trust OP unit holders received one common unit in Ashford LLC for every 55 common units held in Ashford Trust OP. Each holder of common units of Ashford LLC could then exchange up to 99% of the Ashford LLC common units for shares of Ashford Inc. common stock. During the year ended December 31, 2014, approximately 356,000 common units were exchanged for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 Ashford LLC common units. Following the completion of the exchange offer, Ashford LLC effected a reverse stock split of its common units such that each common unit was automatically converted into 1/55 of a common unit. Redeemable noncontrolling interests in Ashford LLC as of March 31, 2015 and December 31, 2014, were $535,000 and $424,000, respectively, which represented ownership of approximately 0.2% for each period. The carrying value of redeemable noncontrolling interests as of March 31, 2015 and December 31, 2014 included adjustments of $498,000 and $369,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three months ended March 31, 2015, we allocated net loss of $18,000 to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the three months ended March 31, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders – basic and diluted:
Net loss attributable to the Company	$(7,834)	$(8,813)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	1,982	1,981
Weighted average common shares outstanding – diluted	1,982	1,981

Loss per share – basic:
Net loss allocated to common stockholders per share	$(3.95)	$(4.45)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(3.95)	$(4.45)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss allocated to common stockholders is not adjusted for:
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	$(18)	$—
Total	$(18)	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	3	5
Effect of assumed exercise of stock options	3	—
Effect of assumed conversion of Ashford LLC units	5	5
Total	11	10

12. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and the REHE Fund in conformity with each entity’s investment guidelines.

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
As discussed below and in the financial statements and related notes —Note 1: Organization and Description of Business, Restatement of Financial Data, and located elsewhere in this Form 10-Q/A, we have restated our previously issued unaudited interim condensed financial statements as of and for the three months ended March 31, 2015. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflect the effects of the restatement.
Restatement of Financial Data
In connection with the closing of our financial records for the three and six months ended June 30, 2015, we identified accounting errors discussed below that affected our previously issued unaudited interim financial statements. In light of these errors, on August 6, 2015, Ashford Inc.’s Audit Committee of the Board of Directors determined that readers should no longer rely on our previously reported unaudited interim condensed financial statements for the three months ended March 31, 2015.

•	Income taxes
Ashford Inc. had recorded deferred tax assets of $10.5 million as of March 31, 2015, and had recorded a full valuation allowance against such assets. At the end of each quarter, we assess the need for a valuation allowance which involves consideration of both positive and negative evidence related to the likelihood of realization of the deferred tax assets. In performing this assessment as of March 31, 2015, carryback potential of certain deferred tax assets were not appropriately considered in determining whether it is more likely than not that we will utilize a portion of our deferred tax assets. As a result, income tax expense for the three months ended March 31, 2015, was overstated by $1.2 million, deferred tax assets as of March 31, 2015, were understated by $960,000 and accounts payable and accrued expensed were overstated by $263,000. Of the $1.2 million overstatement for the three months ended March 31, 2015, $520,000 related to the year ended December 31, 2014. We evaluated the impact of the adjustment and determined that the amount was immaterial to the financial statements for the current fiscal period and the prior fiscal year. This misstatement has been corrected in the unaudited interim condensed financial statements included in this Form 10-Q/A. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.

•	Consolidation of variable interest entities
Certain reconsideration events occurred during the three months ended March 31, 2015, that were not properly considered in concluding whether certain private investment funds managed by AIM (i) were VIEs deemed to be controlled by Ashford Inc. and (ii) should be consolidated as of March 31, 2015. Accordingly, the financial position and results of operations (along with the applicable noncontrolling interests of 100%) of the related private investment funds managed by AIM were not consolidated by Ashford Inc. and not included in our financial statements as of and for the three months ended March 31, 2015, included in our previously filed Form 10-Q. This misstatement has been corrected in the unaudited interim condensed financial statements included in this Form 10-Q/A. The analysis utilized in determining whether or not to consolidate an entity is considerably complex and involves significant judgment.

The following tables reconcile the “As Previously Reported” to the “As Restated” columns of the Condensed Balance Sheet as of March 31, 2015, the Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2015, the Condensed Statement of Equity for the three months ended March 31, 2015, and the Condensed Statement of Cash Flows for the three months ended March 31, 2015, to reflect the effect of the adjustments described above (in thousands, except share and per share amounts):

	March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$24,916	$14	$24,930
Restricted cash	5,934	—	5,934
Investments in securities	—	2,978	2,978
Prepaid expenses and other	1,412	(260)	1,152
Receivables	—	6	6
Due from Ashford Trust OP, net	9,185	—	9,185
Due from Ashford Prime OP	2,829	—	2,829
Deferred tax assets	—	61	61
Total current assets	44,276	2,799	47,075
Furniture, fixtures and equipment, net	4,525	—	4,525
Deferred tax assets	—	899	899
Total assets	$48,801	$3,698	$52,499
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$6,179	$(263)	$5,916
Due to affiliates	483	(55)	428
Liabilities associated with investments in securities	—	366	366
Deferred compensation plan	221	—	221
Other liabilities	5,934	45	5,979
Total current liabilities	12,817	93	12,910
Deferred compensation plan	24,990	—	24,990
Total liabilities	37,807	93	37,900
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests in Ashford LLC	535	—	535
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,986,851 shares issued and 1,986,369 and 1,986,851 shares outstanding at March 31, 2015 and December 31, 2014, respectively	20	—	20
Additional paid-in capital	229,284	—	229,284
Accumulated deficit	(217,931)	1,223	(216,708)
Treasury stock, at cost, 482 shares at March 31, 2015	(64)	—	(64)
Total stockholders’ equity of the Company	11,309	1,223	12,532
Noncontrolling interests in consolidated entities	(850)	2,382	1,532
Total equity	10,459	3,605	14,064
Total liabilities and equity	$48,801	$3,698	$52,499

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Revenue
Advisory services	$12,923	$—	$12,923
Other	195	—	195
Total revenue	13,118	—	13,118
Expenses
Salaries and benefits	17,493	—	17,493
Depreciation	129	—	129
General and administrative	3,880	250	4,130
Total expenses	21,502	250	21,752
Operating loss	(8,384)	(250)	(8,634)
Interest income	—	1	1
Dividend income	—	6	6
Unrealized gain on investments	—	47	47
Realized loss on investments	—	(2)	(2)
Loss before income taxes	(8,384)	(198)	(8,582)
Income tax expense	(1,454)	1,223	(231)
Net income (loss)	(9,838)	1,025	(8,813)
Loss from consolidated entities attributable to noncontrolling interests	763	198	961
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	21	(3)	18
Net loss attributable to the Company	$(9,054)	$1,220	$(7,834)
Comprehensive loss attributable to the Company	$(9,054)	$1,220	$(7,834)
Loss per share – basic and diluted:
Income (loss) attributable to common stockholders	$(4.57)	$0.62	$(3.95)
Weighted average common shares outstanding – basic and diluted	1,982	—	1,982

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amounts			Shares	Amounts
Balance at January 1, 2015	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	—	(64)	—	(64)	—
Equity-based compensation	—	—	951	4,297	—	—	—	5,248	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—
Excess tax benefit on equity-based compensation	—	—	853	—	—	—	—	853	—
Employee advances	—	—	(523)	—	—	—	—	(523)	—
Redemption value adjustment	—	—	—	(132)	—	—	—	(132)	132
Net loss	—	—	—	(9,054)	—	—	(763)	(9,817)	(21)
Balance at March 31, 2015 (As Previously Reported)	1,987	$20	$229,284	$(217,931)	—	$(64)	$(850)	$10,459	$535
	(Restatement Adjustments)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	2,580	2,580	—
Redemption value adjustment	—	—	—	3	—	—	—	3	(3)
Net income (loss)	—	—	—	1,220	—	—	(198)	1,022	3
Balance at March 31, 2015 (As Restated)	1,987	$20	$229,284	$(216,708)	—	$(64)	$1,532	$14,064	$535

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$(9,838)	$1,025	$(8,813)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	129	—	129
Non-cash deferred compensation expense	5,256	—	5,256
Equity-based compensation	5,248	—	5,248
Excess tax benefit on equity-based compensation	(853)	—	(853)
Deferred tax benefit	—	(960)	(960)
Realized and unrealized gain on investments	—	(45)	(45)
Purchases of investments in securities	—	(3,895)	(3,895)
Sales of investments in securities	—	1,005	1,005
Changes in operating assets and liabilities:
Restricted cash	(2,597)	—	(2,597)
Prepaid expenses and other	(699)	260	(439)
Receivables	—	(6)	(6)
Due from Ashford Trust OP, net	(336)	—	(336)
Due from Ashford Prime OP	(283)	—	(283)
Accounts payable and accrued expenses	(2,316)	(263)	(2,579)
Due to affiliates	(448)	(55)	(503)
Other liabilities	2,597	45	2,642
Due to broker	—	323	323
Net cash used in operating activities	(4,140)	(2,566)	(6,706)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(807)	—	(807)
Net cash used in investing activities	(807)	—	(807)
Cash Flows from Financing Activities
Excess tax benefit on equity-based compensation	853	—	853
Purchase of treasury shares	(64)	—	(64)
Employee advances	(523)	—	(523)
Contributions from noncontrolling interests in consolidated entities	—	2,580	2,580
Net cash provided by financing activities	266	2,580	2,846
Net change in cash	(4,681)	14	(4,667)
Cash at beginning of period	29,597	—	29,597
Cash at end of period	$24,916	$14	$24,930
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
Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities were $6.7 million and $9.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash flows used in operating activities was primarily a result of the completion of our spin-off from Ashford Trust which resulted in additional advisory fees offset by additional general and administrative expenses as a result of becoming a public company. Cash flows from operations is also impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the REHE Fund.
Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2015 and 2014, investing activities used net cash flows of $807,000 and $475,000, respectively. These cash outlays were attributable to purchases of computer software, furniture, fixtures and equipment.
Net Cash Flows Provided by Financing Activities. For the three months ended March 31, 2015, net cash flows provided by financing activities was $2.8 million. These cash inflows consisted of $2.6 million of contributions from noncontrolling interests in a consolidated entity, excess tax benefit associated with stock-based compensation of $853,000 partially offset by advances to employees of $523,000 associated with tax withholdings for restricted stock vestings and $64,000 for the purchase of our treasury shares to cover tax withholdings for restricted stock vestings. For the three months ended March 31, 2014, net cash flows provided by financing activities was $11.0 million, which consisted of cash contributions from Ashford Trust OP to fund operations.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table summarizes the changes in key line items from our statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(As Restated)
Revenue
Advisory services	$12,923	$2,312	$10,611	459.0%
Other	195	—	195
Total revenue	13,118	2,312	10,806	467.4%
Expenses
Salaries and benefits	17,493	10,110	7,383	73.0%
Depreciation	129	87	42	48.3%
General and administrative	4,130	913	3,217	352.4%
Total expenses	21,752	11,110	10,642	95.8%
Operating loss	(8,634)	(8,798)	(164)	(1.9)%
Interest income	1	—	1
Dividend income	6	—	6
Unrealized gain on investments	47	—	47
Realized loss on investments	(2)	—	(2)
Loss before income taxes	(8,582)	(8,798)	(216)	(2.5)%
Income tax expense	(231)	(15)	216	1,440.0%
Net loss	(8,813)	(8,813)	—	—%
Loss from consolidated entities attributable to noncontrolling interests	961	—	961
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	18	—	18
Net loss attributable to the Company	$(7,834)	$(8,813)	$(979)	(11.1)%
Advisory Services Revenue. Advisory services revenue increased $10.6 million, or 459.0%, to $12.9 million during the three months ended March 31, 2015, (the “2015 quarter”) compared to the three months ended March 31, 2014 (the “2014 quarter”). The increase is due to revenue from both Ashford Prime and Ashford Trust being included in the 2015 quarter, as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The 2014 quarter only included advisory services revenue from our advisory agreement with Ashford Prime.
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
General and Administrative Expense. General and administrative expenses increased $3.2 million, or 352.4%, to $4.1 million as a result of higher professional fees of $1.7 million, office expense of $491,000, public company costs of $471,000 and travel and other expense of $587,000.
Interest Income. Interest income was $1,000 for the 2015 quarter related to investments in the REHE Fund. There was no interest income in the 2014 quarter as the REHE Fund began operations in 2015.
Dividend Income. Dividend income was $6,000 for the 2015 quarter related to investments in the REHE Fund. There was no dividend income in the 2014 quarter as the REHE Fund began operations in 2015.
Unrealized Gain on Investments. Unrealized gain on investments was $47,000 for the 2015 quarter related to investments in the REHE Fund and is based on changes in closing market prices during the period. There was no unrealized gain/loss on investments in the 2014 quarter as the REHE Fund began operations in 2015.
Realized Loss on Investments. Realized loss on investments was $2,000 for the 2015 quarter related to investments in the REHE Fund. There was no realized gain/loss on investments in the 2014 quarter as the REHE Fund began operations in 2015.
Income Tax Expense. Income tax expense increased $216,000, from $15,000 for the 2014 quarter, to $231,000 for the 2015 quarter. The increase in tax expense is due to the provision for federal and state income taxes for the 2015 quarter. For the 2014 quarter, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company which are not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes.The income tax expense in the 2014 quarter is related to Texas margin tax.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $961,000 in the 2015 quarter. At March 31, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $1.5 million.
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net loss of $18,000 in the 2015 quarter. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at March 31, 2015. No income was allocated during the 2014 quarter as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.
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

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. See “Risk Factors- We identified material weaknesses in our internal controls over financial reporting that existed for the three months ended March 31, 2015. If we fail to properly remediate the material weaknesses, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.”

PART II. OTHER INFORMATION

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
We identified material weaknesses in our internal controls over financial reporting that existed for the three months ended March 31, 2015.  If we fail to properly remediate the material weaknesses, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In August 2015, we became aware of deficiencies in the effectiveness of our controls that led to the following errors in our financial statements: (i) a misstatement related to income tax expense and deferred tax assets resulting from improper consideration of carryback potential of certain deferred tax assets in assessing whether it is more likely than not that a portion of our deferred tax assets will be realized, and (ii) a misstatement relating to the consolidation of certain private investment funds managed by AIM. These errors indicate design deficiencies in our controls surrounding management’s preparation and review of (i) our interim income tax provision and (ii) analysis supporting VIE consolidation. We corrected these errors and restated our historical unaudited interim condensed financial statements as of March 31, 2015; however the lack of proper controls resulted in material weaknesses in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5. As of the date of filing this Form 10-Q/A, we are still remediating the material weaknesses.
There can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

ITEM 6.	EXHIBITS

Exhibit	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
ASHFORD INC.

Date:	August 14, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 14, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer