Form 10-Q
period 2015-06-30
Ashford Inc
filed 2015-08-14
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$21,077	$29,597
Restricted cash	7,270	3,337
Investments in securities	138,030	—
Prepaid expenses and other	1,912	1,360
Receivables	290	—
Due from Ashford Trust OP, net	5,331	8,202
Due from Ashford Prime OP	2,404	2,546
Deferred tax asset	374	—
Total current assets	176,688	45,042
Investments in unconsolidated entities	4,434	—
Furniture, fixtures and equipment, net	4,389	4,188
Deferred tax asset	1,899	—
Other assets	4,000	—
Total assets	$191,410	$49,230
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$5,983	$9,307
Due to affiliates	521	1,313
Liabilities associated with investments in securities	26,673	—
Deferred compensation plan	81	175
Other liabilities	7,362	3,337
Total current liabilities	40,620	14,132
Accrued expenses	71	—
Deferred compensation plan	18,364	19,780
Total liabilities	59,055	33,912
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests in Ashford LLC	393	424
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,990,446 and 1,986,851shares issued and 1,989,770 and 1,986,851 shares outstanding at June 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	231,051	228,003
Accumulated deficit	(210,232)	(213,042)
Treasury stock, at cost, 676 shares at June 30, 2015	(85)	—
Total stockholders’ equity of the Company	20,754	14,981
Noncontrolling interests in consolidated entities	111,208	(87)
Total equity	131,962	14,894
Total liabilities and equity	$191,410	$49,230
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Advisory services	$14,489	$3,913	$27,412	$6,225
Other	—	—	195	—
Total revenue	14,489	3,913	27,607	6,225
Expenses
Salaries and benefits	5,688	15,825	23,181	25,935
Depreciation	399	87	528	174
General and administrative	4,542	1,456	8,672	2,369
Total expenses	10,629	17,368	32,381	28,478
Operating income (loss)	3,860	(13,455)	(4,774)	(22,253)
Equity in loss of unconsolidated entities	(1,066)	—	(1,066)	—
Interest income	51	—	52	—
Dividend income	166	—	172	—
Unrealized loss on investments	(3,037)	—	(2,990)	—
Realized gain on investments	1,037	—	1,035	—
Other expenses	(10)	—	(10)	—
Income (loss) before income taxes	1,001	(13,455)	(7,581)	(22,253)
Income tax expense	(233)	(20)	(464)	(35)
Net income (loss)	768	(13,475)	(8,045)	(22,288)
Loss from consolidated entities attributable to noncontrolling interests	3,154	—	4,115	—
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	(8)	—	10	—
Net income (loss) attributable to the Company	$3,914	$(13,475)	$(3,920)	$(22,288)
Comprehensive income (loss) attributable to the Company	$3,914	$(13,475)	$(3,920)	$(22,288)
Income (loss) per share – basic:
Net income (loss) attributable to common stockholders	$1.97	$(6.80)	$(1.97)	$(11.25)
Weighted average common shares outstanding – basic	1,985	1,981	1,989	1,981
Income (loss) per share – diluted:
Net income (loss) attributable to common stockholders	$(1.26)	$(6.80)	$(2.43)	$(11.25)
Weighted average common shares outstanding – diluted	2,197	1,981	2,201	1,981

See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amount			Shares	Amount
Balance at January 1, 2015	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	(1)	(85)	—	(85)	—
Equity-based compensation	2	—	2,162	6,709	—	—	—	8,871	—
Excess tax benefit on equity-based compensation	—	—	1,065	—	—	—	—	1,065	—
Deferred compensation plan distribution	1	—	87	—	—	—	—	87	—
Employee advances	—	—	(266)	—	—	—	—	(266)	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	115,410	115,410	—
Redemption value adjustment	—	—	—	21	—	—	—	21	(21)
Net loss	—	—	—	(3,920)	—	—	(4,115)	(8,035)	(10)
Balance at June 30, 2015	1,990	$20	$231,051	$(210,232)	(1)	$(85)	$111,208	$131,962	$393
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(8,045)	$(22,288)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	528	174
Straight-line rent amortization	—	(21)
Non-cash deferred compensation expense	(1,423)	—
Equity in loss of unconsolidated entities	1,066	—
Equity-based compensation	8,871	12,228
Excess tax benefit on equity-based compensation	(1,065)	—
Deferred tax benefit	(2,273)	—
Realized and unrealized gain on investments	1,955	—
Purchases of investments in securities	(70,410)	—
Sales of investments in securities	44,075	—
Changes in operating assets and liabilities:
Restricted cash	(3,933)	—
Prepaid expenses and other	(1,199)	(822)
Receivables	(290)	—
Due from Ashford Trust OP, net	(482)	245
Due from Ashford Prime OP	142	(2,114)
Accounts payable and accrued expenses	(2,266)	(2,332)
Due to affiliates	(410)	588
Other liabilities	4,025	—
Due to broker	23,653	—
Net cash used in operating activities	(7,481)	(14,342)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(1,033)	(1,027)
Investments in unconsolidated entities	(5,500)	—
Net cash used in investing activities	(6,533)	(1,027)
Cash Flows from Financing Activities
Excess tax benefit on equity-based compensation	1,065	—
Purchase of treasury shares	(85)	—
Employee advances	(266)	—
Contributions from owner	—	17,617
Contributions from noncontrolling interests in consolidated entities	4,780	—
Net cash provided by financing activities	5,494	17,617
Net change in cash	(8,520)	2,248
Cash at beginning of period	29,597	600
Cash at end of period	$21,077	$2,848

	Six Months Ended June 30,
	2015	2014
Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	3,308	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Contributions of securities from noncontrolling interests in consolidated entities	$110,630	$—
Contributions associated with non-cash compensation	—	12,228
Dividends associated with deferred compensation plan	—	374
Contributions associated with deferred compensation plan	—	754
Dividends declared but not paid	—	191
Distribution from deferred compensation plan	87	—
Capital expenditures accrued but not paid	226	1,101
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014 that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in the full service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average, and in all methods including direct real estate, equity, securities and debt. Ashford Prime invests primarily in luxury, upper-upscale and upscale hotels with RevPAR of at least twice the then-current U.S. national average in gateway and resort locations. Ashford Prime became a publicly traded entity in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (“Code”), and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
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
The spin-off of Ashford Inc. was completed on November 12, 2014, with a pro rata taxable distribution of Ashford Inc.’s common stock to Ashford Trust stockholders of record as of November 11, 2014. The distribution was comprised of one share of Ashford Inc. common stock for every 87 shares of Ashford Trust common stock held by the Ashford Trust common stockholders. In addition, for each common unit of Ashford Trust OP, the holder received one common unit of Ashford LLC. Each holder of common units of Ashford LLC could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. Immediately following the completion of the exchange offer, Ashford LLC effected a reverse split of its common units such that each common unit was automatically converted into 1/55 of a common unit. The distribution was completed on October 7, 2014, and the exchange and reverse split were completed on November 12, 2014. Following the spin-off, Ashford Trust continues to hold approximately 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, which represents an approximate 30% ownership interest in Ashford Inc. In connection with the spin-off, we entered into an advisory agreement with Ashford Trust.
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
AIM currently serves as investment adviser to AIM Real Estate Hedged Equity Master Fund, L.P. (the “Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund has two limited partners: AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “U.S. Fund”), a U.S. investment limited partnership, and AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. (the “Offshore Fund”), a Cayman Islands exempted investment company (collectively, the “Feeder Funds”). The Feeder Funds invest substantially all of their assets in the Master Fund. The Master Fund is managed by AIM GP and AIM.The Master Fund, the U.S. Fund and the Offshore Fund are collectively known as the “REHE Fund.” AIM is entitled to receive an investment management fee equal to 1.5% to 2.0% of the beginning quarterly capital account balance of certain limited partners. AIM GP serves as the general partner to the U.S. Fund and the Master Fund. As such, it is entitled to receive a performance allocation, which is earned annually and equals 15% to 20% of positive changes in the capital

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

account balance of certain of its limited partners. Ashford Prime, Ashford Trust and other limited partners are not obligated to pay any portion of the management fee or the performance allocation to AIM or AIM GP, as applicable, but do share pro rata in all other applicable expenses.
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
For periods prior to the spin-off, the accompanying historical financial statements of Ashford Inc. have been “carved out” of Ashford Trust’s consolidated financial statements and reflect significant assumptions and allocations. These financial statements were prepared by combining the financial position and results of operations of Ashford LLC and certain assets, liabilities and operations of Ashford Trust OP (both Ashford LLC and Ashford Trust OP were under common control) related to certain activities that were historically accounted for by Ashford Trust. These activities include asset management, accounting and legal services to Ashford Trust and Ashford Prime. In addition, the combined statements of operations and comprehensive income (loss) include allocations of general and administrative expenses from Ashford Trust, which in the opinion of management, are reasonable. All significant inter-company accounts and transactions between combined entities were eliminated. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.
Since the Company was a consolidated subsidiary of Ashford Trust and there was no advisory agreement between Ashford Trust and the Company, the accompanying statements of operations and comprehensive income (loss) do not report revenue associated with its management and advisory services provided to Ashford Trust for the historical periods presented prior to our spin-off on November 12, 2014. It does include revenue associated with the advisory services provided to Ashford Prime for all periods presented.
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
A variable interest entity (“VIE”) must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
The REHE Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the REHE Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the REHE Fund. The REHE Fund holds approximately $138.3 million of total assets that primarily consists of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the REHE Fund. Additionally, the REHE Fund has liabilities of $26.8 million that primarily consists of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

We hold a variable interest, in the form of a note receivable, in one of the consolidated entities in which the noncontrolling interest holder has a 100% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of June 30, 2015 and December 31, 2014, the note receivable had an outstanding balance of $1.5 million and $420,000, respectively, which is eliminated in consolidation. This entity holds approximately$216,000 of total assets that primarily consists of cash and cash equivalents and other assets that can only be used to settle the obligations of that entity. Additionally, that entity has accounts payable and accrued expenses of $5,000 for which creditors do not have recourse to Ashford Inc.
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
Investments in Unconsolidated Entities—We hold an investment in an unconsolidated entity in which we have a first loss ownership interest of 10% that is accounted for under the equity method of accounting by recording the initial investment and our interest in the entity’s net income/loss. We also hold an investment in an unconsolidated entity, with a carrying value of $500,000, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded in the three and six months ended June 30, 2015.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
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
The noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable at June 30, 2015, and noncontrolling ownership interests of 40% in AIM and 100% in the entity in which we hold a variable interest in the form of a note receivable at December 31, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. The quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Prime and Ashford Trust, as defined in the amended advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s total stockholder return exceeds the total stockholder return for each company’s respective peer group, subject to the FCCR condition, as defined in the advisory agreements.
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
Depreciation—Our furniture, fixtures and equipment and computer software are depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Presently, our furniture and equipment are depreciated using the straight-line method over a five year life and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from three to five years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales.
Equity-Based Compensation—Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Ashford Prime in connection with providing advisory services that result in expense, included in “salaries and benefits,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
Prior to the spin-off, all equity-based compensation of Ashford Trust employees was allocated to the Company as all Ashford Trust employees became employees of the Company.
Other Comprehensive Income (Loss)—As there are no transactions requiring presentation in other comprehensive income (loss), but not in net income (loss), the Company’s net income (loss) equates to other comprehensive income (loss).
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents current receivables and payables resulting primarily from costs associated with our spin-off as well as receivables related to the advisory services fee and reimbursable expenses. Due to/from Ashford Trust OP, net is generally settled within a period not exceeding one year.
Income (Loss) Per Share—For periods prior to the spin-off, basic income (loss) per share was calculated by dividing net loss attributable to the Company by the 2.0 million shares of common stock outstanding upon the completion of the distribution including 4,000 shares for initial grants to the five independent members of our board of directors (in the aggregate) and excluding 5,000 unvested restricted shares. For both the three and six months ended June 30, 2014, the diluted loss per share was calculated by dividing the net loss attributable to the Company by 2.0 million shares which excludes 10,000 shares comprised of 5,000 unvested restricted shares and 5,000 shares issuable on the conversion of Ashford LLC common units held by Ashford LLC unit holders as the effect of including these shares would have been anti-dilutive.
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
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified deferred compensation plan (“DCP”) for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive income (loss).
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
Due From/To Brokers—Due from/to brokers includes cash balances held with brokers, receivables and payables from unsettled trades, margin borrowings, and collateral on derivative transactions. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. In addition, margin borrowings of $23.6 million at June 30, 2015, are collateralized by certain securities and cash balances held by the REHE Fund. The REHE Fund is subject to interest on margin accounts based on daily margin borrowings. Due to brokers is included in “liabilities associated with investments in securities.”
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Income Taxes—The Company is subject to federal and state corporate income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The REHE Fund does not record a provision for U.S. federal, state, or local income taxes as it is a partnership, and the REHE Fund partners report their share of the REHE Fund’s income or loss on their income tax returns. However, certain U.S. dividend income and interest income may be subject to a maximum 30% withholding tax for those limited partners that are foreign entities or foreign individuals.
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
Our effective tax rates on income (loss) before income taxes for the three and six months ended June 30, 2015, were 23.3% and (6.1)%, respectively. The rates reflect the effects of permanent differences and changes in the valuation allowance on our deferred tax assets. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
At the end of each quarter, we assess the need for a valuation allowance which involves consideration of both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As of June 30, 2015, we recorded gross deferred tax assets of $9.6 million. After evaluating positive and negative evidence, including the generation of taxable income during the six months ended June 30, 2015 and carryback potential of certain deferred tax assets, we determined that it is more likely than not that we will utilize a portion of our deferred tax assets. We recorded a valuation allowance of $7.3 million resulting in recognition of net deferred tax assets of $2.3 million. For the three and six month periods ending June 30, 2015, we recorded corresponding non-cash deferred income tax benefits of $1.3 million and $2.3 million, respectively. A deferred tax benefit of $520,000 related to the year ended December 31, 2014 was recorded in the six months ended June 30, 2015. We evaluated the impact of this adjustment and determined that the amount was immaterial to the financial statements for the current fiscal period and the prior fiscal year. The valuation allowance is primarily the result of uncertainties regarding the future realization of certain deductible temporary differences as well as the Company’s cumulative operating losses recorded from the date of the spin-off through June 30, 2015. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
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
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect that ASU 2015-02 will have on our financial statements and related disclosures.
3. Derivative Contracts
For the six months ended June 30, 2015, the volume of the REHE Fund’s option derivative activities based on their notional amounts which are the fair values of the underlying shares as if the options were exercised at June 30, 2015, was six long exposure contracts with a notional amount of $538,000 and 12 short exposure contracts with a notional amount of $(1.7) million.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2015
Assets
Derivative assets:
Equity put options	$2,798	$507	$3,305	(1)
Equity call options	852	—	852	(1)
Non-derivative assets:
Equity - American Depositary Receipt	2,312	—	2,312	(1)
Equity securities	97,837	—	97,837	(1)
U.S. treasury securities	33,724	—	33,724	(1)
Total	137,523	507	138,030
Liabilities
Derivative liabilities:
Short equity put options	(1,645)	(16)	(1,661)	(2)
Short equity call options	(1,218)	(141)	(1,359)	(2)
Non-derivative liabilities:
Deferred compensation plan	(18,445)	—	(18,445)
Margin account balance	(23,653)	—	(23,653)	(2)
Total	(44,961)	(157)	(45,118)
Net	$92,562	$350	$92,912

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Liabilities
Non-derivative liabilities:
Deferred compensation plan	$(19,955)	$—	$(19,955)
__________________

(1)	Reported as “investments in securities” in the balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Statements of Operations and Comprehensive Income (Loss)
The following table summarizes the effect of fair value measured liabilities on the statements of operations and comprehensive income (loss) (in thousands):

	Gain (Loss)Recognized
	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
Assets
Derivative assets:
Equity put options	$427		$—	$406		$—
Equity call options	79		—	81		—

Non-derivative assets:
Equity - American Depositary Receipt	39		—	33		—
Equity securities	(2,762)		—	(2,722)		—
U.S. treasury securities	(361)		—	(351)		—
Total	(2,578)		—	(2,553)		—
Liabilities
Derivative liabilities:
Short equity put options	(83)		—	(73)		—
Short equity call options	457		—	455		—

Non-derivative liabilities:
Equity securities	204		—	216		—
Deferred compensation plan	6,679		—	1,423		—
Total	7,257		—	2,021		—
Net	$4,679		$—	$(532)		$—
Total combined
Unrealized loss on investment securities	$(3,037)		$—	$(2,990)		$—
Realized gain on investment securities	1,037		—	1,035		—
Deferred compensation plan	6,679	(1)	—	1,423	(1)	—
Net	$4,679		$—	$(532)		$—
________

(1)	Reported as a component of “salaries and benefits” in the statements of operations and comprehensive income (loss).

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

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$138,030	$138,030	$—	$—
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$26,673	$26,673	$—	$—
Deferred compensation plan	18,445	18,445	19,955	19,955
Financial assets not measured at fair value:
Financial assets:
Cash and cash equivalents	$21,077	$21,077	$29,597	$29,597
Restricted cash	7,270	7,270	3,337	3,337
Receivables	290	290	—	—
Due from Ashford Trust OP, net	5,331	5,331	8,202	8,202
Due from Ashford Prime OP	2,404	2,404	2,546	2,546
Financial liabilities not measured at fair value:
Financial liabilities:
Accounts payable and accrued expenses	$5,983	$5,983	$9,307	$9,307
Due to affiliates	521	521	1,313	1,313
Other liabilities	7,362	7,362	3,337	3,337
Investments in securities and liabilities associated with investments in securities. Investment securities consist of U.S. treasury securities, publicly traded equity securities and equity put and call options on certain publicly traded equity securities. Liabilities associated with investments in securities consist of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates in active and inactive markets. This is considered either a Level 1 or Level 2 valuation technique. See Notes 2, 3 and 4 for a complete description of the methodology and assumptions utilized in determining fair values.
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
7. Related Party Transactions
In connection with our spin-off from Ashford Trust on November 12, 2014, we entered into an advisory agreement with Ashford Trust OP, which was later amended. The quarterly base fee is a percentage of Ashford Trust’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2015, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We will also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s total stockholder return exceeds the total stockholder return for Ashford Trust’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Trust OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advisory services revenue
Base advisory fee	$8,505	$—	$16,516	$—
Reimbursable fees (1)	1,790	—	3,290	—
Equity-based compensation (2)	1,151	—	1,322	—
Incentive management fee	—	—	—	—
Total advisory services revenue	$11,446	$—	$21,128	$—

Other revenue
Non-advisory expense reimbursements	$—	$—	$195	$—
________

(1)	Reimbursable fees include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At June 30, 2015 and December 31, 2014, we had a net receivable of $5.3 million and $8.2 million, respectively, from Ashford Trust OP associated with reimbursable expenses in connection with the spin-off and the advisory services fee discussed above.
On November 19, 2013, Ashford LLC entered into an advisory agreement with Ashford Prime OP. In connection with our separation from Ashford Trust, Ashford LLC became our operating company, and we assumed the advisory agreement with Ashford Prime OP, which was later amended. The quarterly base fee is a percentage of Ashford Prime’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2015, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime.We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Prime’s total stockholder return exceeds the total stockholder return for Ashford Prime’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Prime OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advisory services revenue
Base advisory fee	$2,164	$2,239	$4,369	$4,208
Reimbursable fees (1)	437	564	1,004	907
Equity-based compensation (2)	442	1,110	911	1,110
Incentive management fee	—	—	—	—
Total advisory services revenue	$3,043	$3,913	$6,284	$6,225
________

(1)	Reimbursable fees include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At June 30, 2015 and December 31, 2014, we had receivables of $2.4 million and $2.5 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above.
Ashford Trust and Ashford Prime have management agreements with Remington, which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying financial statements. Under the agreements, we pay Remington general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred which are then rebilled to Ashford Trust and Ashford Prime. Prior to the spin-off, these costs were paid by Ashford Trust and were included in our carve-out financial statements. For the three and six months ended June 30, 2015 , these reimbursements totaled $1.2 million and $2.2 million, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2014, these reimbursements totaled $518,000 and $1.0 million, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive income (loss). The amounts due under these arrangements as of June 30, 2015 and December 31, 2014, are included in “due to affiliates” on our balance sheets.
Certain limited partners of the REHE Fund, including our chief executive officer, Ashford Trust, Ashford Prime and certain directors of Ashford Trust and Ashford Prime are affiliated with the General Partner. The aggregate value of the affiliated limited partners’ share of partners’ capital in the REHE Fund at June 30, 2015, was approximately $110.9 million.
Certain employees of Remington who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense of $2,000 and $5,000 was recognized in the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015, respectively. Expense of $(45,000) and $(2,000) was recognized in the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014, respectively.
For periods prior to the spin-off, the operations of the Company were principally funded by Ashford Trust OP. Ashford Trust OP used a centralized approach to cash management and the financing of its operations. During the periods through November 12, 2014, Ashford Trust OP provided the capital to fund our operating and investing activities, which are presented as a component of additional paid-in capital. Amounts funded by Ashford Trust OP were $17.6 million for the six months ended June 30, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

As the Company’s financial statements through November 12, 2014 have been carved out of Ashford Trust OP, for the three and six months ended June 30, 2014, salaries and benefits and general and administrative expense represent an allocation of certain Ashford Trust OP corporate general and administrative costs. See Note 2.
On June 11, 2015, we announced that we are providing a total of $6 million in key money consideration to our managed REITs for two acquisitions. We are providing $4 million of key money in connection with the $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust which closed in June 2015. We will purchase $4 million of furniture, fixtures and equipment for the hotel. The $4 million obligation is included in long-term “other assets” and “Due from Ashford Trust, net” on our balance sheet as of June 30, 2015. We have also agreed to provide $2 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of our common stock to Ashford Prime for the acquisition of furniture, fixtures and equipment in connection with its $85 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015.
8. Equity and Equity-Based Compensation
Equity-Based Compensation—Equity-based compensation expense of $3.6 million and $8.9 million was recognized for the three and six months ended June 30, 2015, respectively, and included $961,000 and $1.9 million, respectively, of expense attributable to our stock options. Equity-based compensation expense also included $250,000 for both the three and six months ended June 30, 2015, associated with shares of our common stock issued to our independent directors and included in “general and administrative” expense on our statements of operations and comprehensive income (loss). Equity-based compensation expense of $7.7 million and $12.2 million was recognized for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, the Company had approximately $9.4 million of total unrecognized compensation expense related to stock options that will be recognized over the weighted average period of 2.5 years. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. For the three and six months ended June 30, 2015, we recognized equity-based compensation expense of $2.4 million and $6.7 million related to these grants. As of June 30, 2015, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between January 2016 and April 2017. As of June 30, 2015, the unrecognized cost of these unvested shares of restricted stock/units was $11.0 million, which will be amortized over a period of 1.8 years. As described in Note 7, there was equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $2,000 and $5,000 for the three and six months ended June 30, 2015, respectively, as well as $(45,000) and $(2,000) for the three and six months ended June 30, 2014, respectively. Prior to the spin-off, equity-based compensation, included in “salaries and benefits”, was allocated to the Company as described in Note 2.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests in Consolidated Entities—Noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable with a total carrying value of $111.2 million and noncontrolling ownership interests of 40% in AIM and 100% in the entity in which we hold a variable interest in the form of a note receivable with a total carrying value of $(87,000) at December 31, 2014. Loss from consolidated entities attributable to these noncontrolling interests was $3.2 million and $4.1 million for the three and six months ended June 30, 2015. There was no income/loss from consolidated entities attributable to noncontrolling interests for the three and six months ended June 30, 2014.
With respect to the 100% noncontrolling interests in the REHE Fund, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the REHE Fund as specified in the limited partnership agreement.
9. Deferred Compensation Plan
Effective January 1, 2008, Ashford Trust established a nonqualified DCP for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2015, we recorded an unrealized gain of $6.7 million and  $1.4 million, respectively. No unrealized gain or loss was recorded for the three and six months ended June 30, 2014. A distribution of 930 shares with a fair value of $87,000 was made to one participant for both the three and six months ended June 30, 2015.
No dividends were associated with the deferred compensation plan for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, deferred compensation plan associated dividends, included as a component of accumulated deficit, totaled $191,000 and $374,000, respectively.
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
In connection with our spin-off, Ashford Trust OP unit holders received one common unit in Ashford LLC for every 55 common units held in Ashford Trust OP. Each holder of common units of Ashford LLC could then exchange up to 99% of the Ashford LLC common units for shares of Ashford Inc. common stock. During the year ended December 31, 2014, approximately 356,000 common units were exchanged for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 Ashford LLC common units. Following the completion of the exchange offer, Ashford LLC effected a reverse stock split of its common units such that each common unit was automatically converted into 1/55 of a common unit. Redeemable noncontrolling interests in Ashford LLC as of June 30, 2015 and December 31, 2014, were $393,000 and $424,000, respectively, which represented ownership of approximately 0.2% as of each period. The carrying value of redeemable noncontrolling interests as of June 30, 2015 and December 31, 2014 included adjustments of $348,000 and $369,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three and six months ended June 30, 2015, net income of $8,000 and net loss of $10,000, respectively, was allocated to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the three and six months ended June 30, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$3,914	$(13,475)	$(3,920)	$(22,288)
Less: Net income allocated to unvested shares	(8)	—	—	—
Distributed and undistributed net income (loss) - basic	3,906	(13,475)	(3,920)	(22,288)
Effect of deferred compensation plan	(6,679)	—	(1,423)	—
Distributed and undistributed net loss - diluted	$(2,773)	$(13,475)	$(5,343)	$(22,288)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	1,985	1,981	1,989	1,981
Effect of deferred compensation plan shares	212	—	212	—
Weighted average common shares outstanding – diluted	2,197	1,981	2,201	1,981

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$1.97	$(6.80)	$(1.97)	$(11.25)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(1.26)	$(6.80)	$(2.43)	$(11.25)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) allocated to common stockholders is not adjusted for:
Net income attributable to unvested restricted shares	$8	$—	$—	$—
Net income (loss) attributable to redeemable noncontrolling interests in Ashford LLC	8	—	(10)	—
Total	$16	$—	$(10)	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	3	5	3	5
Effect of assumed exercise of stock options	—	—	2	—
Effect of assumed conversion of Ashford LLC units	5	5	5	5
Total	8	10	10	10

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2014 10-K and the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of August 6, 2015, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
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
Recent Developments
On January 29, 2015, Ashford Trust announced that its board of directors had approved the formation of Ashford Hospitality Select, Inc. (“Ashford Select”), a company dedicated to investing primarily in existing premium branded, upscale and upper-midscale, select-service hotels. On February 18, 2015, Ashford Trust entered into certain contribution and purchase and sale agreements in anticipation of the imminent launch of Ashford Select, which have since been terminated. As such, Ashford Trust is no longer pursuing a select-service strategy. On June 26, 2015, Ashford Trust announced that it planned to sell a portfolio of approximately 23 select-service hotels that are mostly brand-managed. The planned sale of the portfolio is consistent with Ashford Trust’s newly redefined strategy, which focuses predominately on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. Ashford Inc. is still interested in sponsoring a select-service platform.
On June 10, 2015, the independent directors of the Company approved amended and restated advisory agreements with Ashford Trust and Ashford Prime, effective as of June 10, 2015. The amendments, among other things, permit Ashford Trust and Ashford Prime to engage an asset manager other than the Company with respect to any properties acquired by them, if Ashford Trust or Ashford Prime and the Company determine that such property would be uneconomic to Ashford Trust or Ashford Prime without incentives; shorten the initial term of the advisory agreement to ten years; extend the renewal terms to five years; provide for key money investments by Ashford LLC to facilitate Ashford Trust’s or Ashford Prime’s acquisition of properties under certain conditions, including Ashford LLC becoming the asset manager for the acquired property and receiving related asset management and other fees, as applicable; adjust the base fee payable to Ashford LLC to a declining sliding scale percentage of total market capitalization of Ashford Trust or Ashford Prime above $6.0 billion; clarify the calculation of the termination fee; allow Ashford LLC to terminate the Advisory Agreement upon a Change of Control in Ashford Trust or Ashford Prime (as defined in the advisory agreement) and require Ashford Trust or Ashford Prime to pay a termination fee to Ashford LLC upon such termination; and grant Ashford LLC repurchase rights with respect to its shares held by Ashford Trust or Ashford Prime upon any termination of the advisory agreement.
On June 11, 2015, we announced that we are providing a total of $6 million in key money consideration to our managed REITs for two acquisitions. We are providing $4 million of key money in connection with the $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust which closed in June 2015. We will purchase $4 million of furniture, fixtures and equipment for the hotel. The $4 million obligation is included in long-term “other assets” and “Due from Ashford Trust, net” on our balance sheet as of June 30, 2015. We have also agreed to provide $2 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of our common stock to Ashford Prime for the acquisition of furniture, fixtures and equipment in connection with its $85 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015.

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
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees and investments to grow our business. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations and a possible revolving credit facility.
Sources and Uses of Cash
As of June 30, 2015 and December 31, 2014, we had $21.1 million and $29.6 million of cash, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand and positive cash flow from operations. We anticipate using funds for operating expenses which is primarily attributable to paying our employees and for certain strategic investments including but not limited to key money consideration.
Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities were $7.5 million and $14.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash flows used in operating activities was primarily a result of the completion of our spin-off from Ashford Trust which resulted in additional advisory fees offset by additional general and administrative expenses as a result of becoming a public company. Cash flows from operations is also impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the REHE Fund.
Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2015 and 2014, investing activities used net cash flows of $6.5 million and $1.0 million, respectively. The increase in cash outlays was primarily attributable to investments in unconsolidated entities of $5.5 million in addition to purchases of computer software, furniture, fixtures and equipment.
Net Cash Flows Provided by Financing Activities. For the six months ended June 30, 2015, net cash flows provided by financing activities was $5.5 million. These cash inflows consisted of $4.8 million of contributions from noncontrolling interests in consolidated entities, an excess tax benefit associated with stock-based compensation of $1.1 million partially offset by advances to employees of $266,000 associated with tax withholdings for restricted stock vestings and $85,000 for the purchase of our treasury shares to cover tax withholdings for restricted stock vestings. For the six months ended June 30, 2014, net cash flows provided by financing activities was $17.6 million, which consisted of cash contributions from Ashford Trust OP to fund operations.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table summarizes the changes in key line items from our condensed statements of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Advisory services	$14,489	$3,913	$10,576	270.3%
Total revenue	14,489	3,913	10,576	270.3%
Expenses
Salaries and benefits	5,688	15,825	(10,137)	(64.1)%
Depreciation	399	87	312	358.6%
General and administrative	4,542	1,456	3,086	212.0%
Total expenses	10,629	17,368	(6,739)	(38.8)%
Operating income (loss)	3,860	(13,455)	17,315	128.7%
Equity in loss of unconsolidated entities	(1,066)	—	1,066
Interest income	51	—	51
Dividend income	166	—	166
Unrealized loss on investments	(3,037)	—	3,037
Realized gain on investments	1,037	—	1,037
Other expenses	(10)	—	10
Income (loss) before income taxes	1,001	(13,455)	14,456	107.4%
Income tax expense	(233)	(20)	213	1,065.0%
Net income (loss)	768	(13,475)	14,243	105.7%
Loss from consolidated entities attributable to noncontrolling interests	3,154	—	3,154
Net income attributable to redeemable noncontrolling interests in Ashford LLC	(8)	—	8
Net income (loss) attributable to the Company	$3,914	$(13,475)	$17,389	129.0%
Advisory Services Revenue. Advisory services revenue increased $10.6 million, or 270.3%, to $14.5 million during the three months ended June 30, 2015 (the “2015 quarter”) compared to the three months ended June 30, 2014 (the “2014 quarter”). The increase is due to having revenue from both Ashford Prime and Ashford Trust in the 2015 quarter, as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The 2014 quarter only included advisory services revenue from our advisory agreement with Ashford Prime, which began on November 19, 2013, upon its spin-off from Ashford Trust.
During the 2015 quarter, advisory services revenue was comprised of base advisory fees of $10.7 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $2.2 million and equity-based compensation of $1.6 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees. We recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2014 quarter, advisory services revenue was comprised of a base advisory fee of $2.2 million, reimbursable overhead and internal audit reimbursements of $565,000 and equity-based compensation of $1.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. No incentive management fee was earned for the 2015 quarter or the 2014 quarter in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Salaries and Benefits Expense. Salaries and benefits expense decreased $10.1 million, or 64.1%, to $5.7 million during the 2015 quarter compared to the 2014 quarter. During the 2015 quarter, salaries and benefits expense included $7.4 million of cash salaries and benefits, $5.0 million of non-cash equity-based compensation and a $6.7 million non-cash gain associated with our deferred compensation plan (“DCP”). The decrease in salaries and benefits was attributable to lower non-cash expense associated with our DCP of $6.7 million, lower non-cash equity-based compensation of $3.9 million, and lower salary expense of approximately $199,000, offset by higher expenses for bonuses of approximately $301,000 and payroll tax burden of $328,000.

In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. During the 2015 quarter, non-cash equity-based compensation consisted of $2.4 million associated with prior Ashford Trust equity grants, $1.0 million in connection with stock option grants and $1.6 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount. During the 2014 quarter, the $15.8 million of salaries and benefits expense included $7.0 million of cash salaries and benefits, $7.7 million of non-cash equity-based compensation and $1.1 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
Depreciation Expense. Depreciation expense increased $312,000, or 358.6%, to $399,000 during the 2015 quarter compared to the 2014 quarter, as a result of furniture, fixtures and equipment additions in 2015.
General and Administrative Expense. General and administrative expenses increased $3.1 million, or 212.0%, to $4.5 million during the 2015 quarter compared to the 2014 quarter, as a result of higher professional fees of $1.5 million, office expense of $587,000, public company costs of $337,000, director costs of $172,000, travel and other expense of $261,000 and stock-based compensation for stock grants to our independent directors, which vested immediately, of $250,000.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $1.1 million during the 2015 quarter which consisted of equity in loss in an unconsolidated investment fund for which AIM is the investment adviser. We did not have any equity in loss of unconsolidated entity in the 2014 quarter.
Interest Income. Interest income was $51,000 for the 2015 quarter related to investments in the REHE Fund. There was no interest income in the 2014 quarter as the REHE Fund began operations in 2015.
Dividend Income. Dividend income was $166,000 for the 2015 quarter related to investments in the REHE Fund. There was no dividend income in the 2014 quarter as the REHE Fund began operations in 2015.
Unrealized Loss on Investments. Unrealized loss on investments was $3.0 million for the 2015 quarter related to investments in the REHE Fund and is based on changes in closing market prices during the period. There was no unrealized gain/loss on investments in the 2014 quarter as the REHE Fund began operations in 2015.
Realized Gain on Investments. Realized gain on investments was $1.0 million for the 2015 quarter related to investments in the REHE Fund. There was no realized gain/loss on investments in the 2014 quarter as the REHE Fund began operations in 2015.
Other Expenses. Other expenses were $10,000 for the 2015 quarter. There were no other expenses in the 2014 quarter.
Income Tax Expense. Income tax expense increased $213,000 from $20,000 for the 2014 quarter to $233,000 for the 2015 quarter. The increase in income tax expense is primarily due to the provision for federal and state income taxes for the 2015 quarter. For the 2014 quarter, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company which are not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes. The income tax expense in the 2014 period is related to Texas margin tax.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $3.2 million in the 2015 quarter. At June 30, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $111.2 million.
Net Income Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net income of $8,000 in the 2015 quarter. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table summarizes the changes in key line items from our condensed statements of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Advisory services	$27,412	$6,225	$21,187	340.4%
Other	195	—	195
Total revenue	27,607	6,225	21,382	343.5%
Expenses
Salaries and benefits	23,181	25,935	(2,754)	(10.6)%
Depreciation	528	174	354	203.4%
General and administrative	8,672	2,369	6,303	266.1%
Total expenses	32,381	28,478	3,903	13.7%
Operating income (loss)	(4,774)	(22,253)	(17,479)	78.5%
Equity in loss of unconsolidated entities	(1,066)	—	1,066
Interest income	52	—	52
Dividend income	172	—	172
Unrealized loss on investments	(2,990)	—	2,990
Realized gain on investments	1,035	—	1,035
Other expenses	(10)	—	10
Loss before income taxes	(7,581)	(22,253)	(14,672)	(65.9)%
Income tax expense	(464)	(35)	429	1,225.7%
Net loss	(8,045)	(22,288)	(14,243)	(63.9)%
Loss from consolidated entities attributable to noncontrolling interests	4,115	—	4,115
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	10	—	10
Net loss attributable to the Company	$(3,920)	$(22,288)	$(18,368)	(82.4)%
Advisory Services Revenue. Advisory services revenue increased $21.2 million, or 340.4%, to $27.4 million during the six months ended June 30, 2015 (the “2015 period”) compared to the six months ended June 30, 2014 (the “2014 period”). The increase is due to having revenue from both Ashford Prime and Ashford Trust in the 2015 period, as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The 2014 period only included advisory services revenue from our advisory agreement with Ashford Prime.
During the 2015 period, advisory services revenue was comprised of base advisory fees of $20.9 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $4.3 million. Advisory services revenue also included $2.2 million of equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount which is included in “salaries and benefits.” During the 2014 period, advisory services revenue was comprised of a base advisory fee of $4.2 million, reimbursable overhead and internal audit reimbursements of $907,000 and equity-based compensation of $1.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. No incentive management fee was earned for the 2015 period or the 2014 period in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue represents $195,000 of other non-advisory expense reimbursements from Ashford Trust for the 2015 period. There was no other revenue for the 2014 period.
Salaries and Benefits Expense. Salaries and benefits expense decreased $2.8 million, or 10.6%, to $23.2 million during the 2015 period compared to the 2014 period. During the 2015 period, salaries and benefits expense included $13.7 million of cash salaries and benefits, $10.9 million of non-cash equity-based compensation and a $1.4 million non-cash gain associated with our DCP. The decrease in salaries and benefits was attributable to lower non-cash expense associated with our DCP of $1.4 million, and lower non-cash equity-based compensation of $2.5 million, offset by higher expenses for cash salaries of $267,000, bonuses of $376,000 and payroll tax burden of $511,000.
In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. During the 2015 period, non-cash equity-based compensation consisted of $6.7 million associated with prior Ashford Trust equity grants, $1.9 million in connection with stock option grants and $2.2 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount. During the 2014 period, the $25.9 million of salaries and benefits expense included $12.6 million of cash salaries and benefits and $12.2 million of non-cash equity-based compensation and $1.1 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
Depreciation Expense. Depreciation expense increased $354,000, or 203.4%, to $528,000 during the 2015 period compared to the 2014 period, as a result of furniture, fixtures and equipment additions since June 30, 2014.
General and Administrative Expense. General and administrative expenses increased $6.3 million, or 266.1%, to $8.7 million during the 2015 period compared to the 2014 period as a result of higher professional fees of $3.2 million, office expense of $1.1 million, public company costs of $594,000, director costs of $637,000 and travel and other expense of $835,000.
Equity in Loss of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $1.1 million in the 2015 period which consisted of equity in loss in an unconsolidated investment fund for which AIM is the investment adviser. We did not have any equity in loss of unconsolidated entity in the 2014 period.
Interest Income. Interest income was $52,000 for the 2015 period related to investments in the REHE Fund. There was no interest income in the 2014 period as the REHE Fund began operations in 2015.
Dividend Income. Dividend income was $172,000 for the 2015 period related to investments in the REHE Fund. There was no dividend income in the 2014 period as the REHE Fund began operations in 2015.
Unrealized Loss on Investments. Unrealized loss on investments was $3.0 million for the 2015 period related to investments in the REHE Fund and is based on changes in closing market prices during the period. There was no unrealized gain/loss on investments in the 2014 period as the REHE Fund began operations in 2015.
Realized Gain on Investments. Realized gain on investments was $1.0 million for the 2015 period related to investments in the REHE Fund. There was no realized gain/loss on investments in the 2014 period as the REHE Fund began operations in 2015.
Other Expenses. Other expenses was $10,000 for the 2015 period. There were no other expenses in the 2014 period.
Income Tax Expense. Income tax expense increased $429,000, from $35,000 for the 2014 period, to $464,000 for the 2015 period. The increase in tax expense is due to the provision for federal and state income taxes for the 2015 period. For the 2014 period, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company which are not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes. The income tax expense in the 2014 period is related to Texas margin tax.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $4.1 million in the 2015 period. At June 30, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $111.2 million.
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net loss of $10,000 in the 2015 period. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at June 30, 2015. No income was allocated during the 2014 period as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. See “Risk Factors- We identified material weaknesses in our internal controls over financial reporting that existed for the three months ended March 31, 2015. If we fail to properly remediate the material weaknesses, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.”
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2014 Form 10-K and our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on March 15, 2015, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.
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
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In August 2015, we became aware of deficiencies in the effectiveness of our controls that led to the following errors in our financial statements: (i) a misstatement related to income tax expense and deferred tax assets resulting from improper consideration of carryback potential of certain deferred tax assets in assessing whether it is more likely than not that a portion of our deferred tax assets will be realized, and (ii) a misstatement relating to the consolidation of certain private investment funds managed by AIM. These errors indicate design deficiencies in our controls surrounding management’s preparation and review of (i) our interim income tax provision and (ii) analysis supporting VIE consolidation. We corrected these errors and restated our historical unaudited interim condensed financial statements as of March 31, 2015; however the lack of proper controls resulted in material weaknesses in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5. As of the date of filing this Form 10-Q, we are still remediating the material weaknesses.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the second quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	169	(1)	$109.17	—	$—
May 1 to May 31	13		99.97	—	—
June 1 to June 30	12		93.68	—	—
Total	194		$107.59	—
__________________

(1)
Includes 110 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted stock units issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
On November 16, 2014, our board of directors declared a dividend of one preferred share purchase right (a “Right”), payable on November 27, 2014, for each outstanding share of common stock outstanding on November 27, 2014 to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $275 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights were set forth in a Rights Agreement (the “Rights Agreement”), dated effective November 17, 2014, between us and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”).
The Rights were initially set to expire on March 15, 2015 (the “Final Expiration Date”); however, on February 25, 2015, our board of directors extended the Final Expiration Date until the date of our annual stockholder meeting, held on May 13, 2015, at which time the stockholders approved a further extension of the Final Expiration Date to February 25, 2018. In order to integrate the extension of the Final Expiration Date pursuant to the stockholder vote, into the terms of the Rights Agreement, we entered into an Amended and Restated Rights Agreement, dated as of August 12, 2015, between us and the Rights Agent (the “Amended and Restated Rights Agreement”). Other than the extension of the Final Expiration Date, the terms of the Amended and Restated Rights Agreement are consistent with the terms of the Rights Agreement.

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
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 18, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 18, 2015) (File No. 001-36400)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)
10.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 12, 2015) (File No. 001-36400)

10.2
Third Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 12, 2015) (File No. 001-36400)

10.3*	Amended and Restated Rights Agreement, dated as of August 12, 2015, between Ashford Inc. and Computershare Trust Company, N.A.
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Statement of Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to the Condensed Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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