Form 10-Q
period 2015-09-30
Ashford Inc
filed 2015-11-16
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,010,104
(Class)	Outstanding at November 12, 2015

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$25,321	$29,597
Restricted cash	6,547	3,337
Investments in securities	116,176	—
Prepaid expenses and other	804	1,360
Receivables	216	—
Due from Ashford Trust OP, net	5,893	8,202
Due from Ashford Prime OP	2,441	2,546
Deferred tax asset	746	—
Total current assets	158,144	45,042
Investments in unconsolidated entities	2,456	—
Furniture, fixtures and equipment, net	6,464	4,188
Deferred tax asset	2,757	—
Other assets	4,000	—
Total assets	$173,821	$49,230
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$10,782	$9,307
Due to affiliates	760	1,313
Liabilities associated with investments in securities	13,418	—
Deferred compensation plan	29	175
Other liabilities	6,547	3,337
Total current liabilities	31,536	14,132
Accrued expenses	212	—
Deferred income	344	—
Deferred compensation plan, net of current portion	13,352	19,780
Total liabilities	45,444	33,912
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests in Ashford LLC	286	424
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,010,808 and 1,986,851shares issued and 2,010,104 and 1,986,851 shares outstanding at September 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	233,831	228,003
Accumulated deficit	(207,673)	(213,042)
Treasury stock, at cost, 704 shares at September 30, 2015	(87)	—
Total stockholders’ equity of the Company	26,091	14,981
Noncontrolling interests in consolidated entities	102,000	(87)
Total equity	128,091	14,894
Total liabilities and equity	$173,821	$49,230
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Advisory services	$14,340	$3,020	$41,752	$9,245
Other	156	—	351	—
Total revenue	14,496	3,020	42,103	9,245
Expenses
Salaries and benefits	6,724	10,568	29,905	36,503
Depreciation	(12)	84	516	258
General and administrative	6,507	1,230	15,179	3,599
Total expenses	13,219	11,882	45,600	40,360
Operating income (loss)	1,277	(8,862)	(3,497)	(31,115)
Unrealized loss on investment in unconsolidated entity	(1,954)	—	(3,020)	—
Interest income	150	—	202	—
Dividend income	360	—	532	—
Unrealized loss on investments	(7,861)	—	(10,851)	—
Realized gain on investments	35	—	1,070	—
Other expenses	(125)	—	(135)	—
Loss before income taxes	(8,118)	(8,862)	(15,699)	(31,115)
Income tax expense	(1,036)	(9)	(1,500)	(44)
Net loss	(9,154)	(8,871)	(17,199)	(31,159)
Loss from consolidated entities attributable to noncontrolling interests	9,208	170	13,323	170
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	—	—	10	—
Net income (loss) attributable to the Company	$54	$(8,701)	$(3,866)	$(30,989)
Comprehensive income (loss) attributable to the Company	$54	$(8,701)	$(3,866)	$(30,989)
Income (loss) per share – basic:
Net income (loss) attributable to common stockholders	$0.03	$(4.39)	$(1.95)	$(15.64)
Weighted average common shares outstanding – basic	1,991	1,981	1,986	1,981
Loss per share – diluted:
Net loss attributable to common stockholders	$(2.26)	$(4.39)	$(4.70)	$(15.64)
Weighted average common shares outstanding – diluted	2,202	1,981	2,198	1,981

See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amount			Shares	Amount
Balance at January 1, 2015	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	(1)	(87)	—	(87)	—
Equity-based compensation	3	—	3,133	9,107	—	—	—	12,240	—
Issuance of common stock	20	—	1,363	—	—	—	—	1,363	—
Excess tax benefit on equity-based compensation	—	—	1,081	—	—	—	—	1,081	—
Deferred compensation plan distribution	1	—	117	—	—	—	—	117	—
Employee advances	—	—	134	—	—	—	—	134	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	115,410	115,410	—
Redemption value adjustment	—	—	—	128	—	—	—	128	(128)
Net loss	—	—	—	(3,866)	—	—	(13,323)	(17,189)	(10)
Balance at September 30, 2015	2,011	$20	$233,831	$(207,673)	(1)	$(87)	$102,000	$128,091	$286
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(17,199)	$(31,159)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	516	258
Straight-line rent amortization	—	(21)
Non-cash deferred compensation expense	(6,457)	—
Unrealized loss on investment in unconsolidated entity	3,020	—
Equity-based compensation	12,240	16,409
Excess tax benefit on equity-based compensation	(1,081)	—
Deferred tax benefit	(3,503)	—
Realized and unrealized loss on investments, net	9,781	—
Purchases of investments in securities	(172,490)	—
Sales of investments in securities	170,581	—
Distributions from investment in unconsolidated entity	24	—
Changes in operating assets and liabilities:
Restricted cash	(3,210)	(3,864)
Prepaid expenses and other	(91)	(140)
Receivables	(216)	—
Due from Ashford Trust OP, net	(1,044)	395
Due from Ashford Prime OP	105	(788)
Accounts payable and accrued expenses	2,735	(682)
Due to affiliates	(449)	416
Other liabilities	3,210	3,864
Deferred income	344	—
Net cash used in operating activities	(3,184)	(15,312)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(1,500)	(2,723)
Investments in unconsolidated entities	(5,500)	—
Net cash used in investing activities	(7,000)	(2,723)
Cash Flows from Financing Activities
Excess tax benefit on equity-based compensation	1,081	—
Purchase of treasury shares	(87)	—
Employee advances	134	—
Contributions from owner	—	18,015
Contributions from noncontrolling interests in consolidated entities	4,780	—
Net cash provided by financing activities	5,908	18,015
Net change in cash	(4,276)	(20)
Cash at beginning of period	29,597	600
Cash at end of period	$25,321	$580

	Nine Months Ended September 30,
	2015	2014
Supplemental Cash Flow Information
Interest paid	$40	$—
Income taxes paid	4,093	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Contributions of securities from noncontrolling interests in consolidated entities	$110,630	$—
Contributions associated with non-cash compensation	—	16,409
Dividends associated with deferred compensation plan	—	567
Contributions associated with deferred compensation plan	—	555
Dividends declared but not paid	—	193
Distribution from deferred compensation plan	117	—
Capital expenditures accrued but not paid	459	413
Capital additions associated with common stock issuance	1,363	—
Sale of consolidated noncontrolling interest, settled subsequent to period end	—	1,200
See Notes to Condensed Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014, that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in the full service hotels in the upscale and upper-upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average, and in all methods including direct real estate, equity, securities and debt. Ashford Prime invests primarily in luxury, upper-upscale and upscale hotels with RevPAR of at least twice the then-current U.S. national average in gateway and resort locations. Ashford Prime became a publicly traded entity in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (“Code”), and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
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
The REHE Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the REHE Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the REHE Fund. The REHE Fund holds approximately $117.7 million of total assets that primarily consists of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the REHE Fund. Additionally, the REHE Fund has liabilities of $13.6 million that primarily consists of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

We hold a variable interest, in the form of a note receivable, in one of the consolidated entities in which the noncontrolling interest holder has a 100% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of September 30, 2015 and December 31, 2014, the note receivable had an outstanding balance of $3.0 million and $420,000, respectively, which is eliminated in consolidation. This entity holds approximately $1.1 million of total assets that primarily consists of cash and cash equivalents and other assets that can only be used to settle the obligations of that entity. Additionally, that entity has accounts payable and accrued expenses of $5,000 for which creditors do not have recourse to Ashford Inc.
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
Investments in Unconsolidated Entities—We hold a first loss limited liability company interest (the "Interest") in an unconsolidated limited liability company (the "Fund"). The Fund is a private investment fund which generally invests its assets in one or more securities trading accounts that are managed by external investment advisers, including our subsidiary, Ashford Investment Management, LLC. Our initial investment in the Fund was made in May 2015 in the amount of $5 million, which represented an approximate 2% ownership interest in the Fund. In accordance with the Fund's limited liability company agreement, a manager not affiliated with us possesses and exercises the full, complete and exclusive right, power and authority to manage and conduct the business and affairs of the Fund, subject only to certain withdrawal and voting rights we have and the requirements of applicable law. Due to our limited rights, we do not exercise significant influence over the Fund and therefore do not account for the Interest under the equity method of accounting. The Fund is in an investment company (as defined by GAAP) for which the Interests do not have a readily determinable value. Instead, the manager of the Fund calculates a net asset value (“NAV”) for the Interests monthly in accordance with applicable authoritative accounting guidance. Changes in the NAV are recorded in “unrealized gain/loss in investment in unconsolidated entity." As of and for the three and six months ended June 30, 2015, we accounted for the Interest under the equity method of accounting by recording our Interest's share of the Fund’s net income/loss. While preparing the financial statements as of and for the three and nine months ended September 30, 2015, it was determined that our insignificant ownership in the Fund and our rights as an Interest holder are limited to such an extent that we do not believe that we exercise significant influence over the Fund. Therefore, we no longer account for the Interest under the equity method of accounting, however, this had no impact on the balance sheet, results of operations or cash flows as of and for the three and six months ended June 30, 2015, because the Fund continues to maintain the value of our Interest based on the Fund's NAV. The carrying value of the investment, which approximated fair value, at September 30, 2015 was $2.0 million. We recognized an unrealized loss of $2.0 million and $3.0 million for the three and nine months ended September 30, 2015. There are no unfunded commitments related to the investment as of September 30, 2015. Requests for redemptions can be made on a quarterly basis with 30 days’ notice. Under certain circumstances involving extraordinary market conditions, the Fund may limit or suspend withdrawals and distributions, and/or defer payment of withdrawn amounts. There were no restrictions related to withdrawals or distributions at September 30, 2015.
We also hold an investment in an unconsolidated entity, with a carrying value of $500,000, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded in the three and nine months ended September 30, 2015.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable at September 30, 2015, and noncontrolling ownership interests of 40% in AIM and 100% in the entity in which we hold a variable interest in the form of a note receivable at December 31, 2014.
Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. The quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Prime and Ashford Trust, as defined in the amended advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s total stockholder return exceeds the total stockholder return for each company’s respective peer group, subject to the FCCR condition, as defined in the advisory agreements.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Prior to the spin-off, salaries and benefits included an allocation of 100% of salaries and benefits of the employees of Ashford Trust and an allocation of 100% of employee equity-based compensation from Ashford Trust. All such expenses were allocated to Ashford Inc. because these expenses have historically been incurred by the asset management business of Ashford Trust. In the opinion of management, such allocations were considered reasonable. Salaries and benefits includes expense for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See further discussion in Note 2 “deferred compensation plan” and Note 9.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Depreciation—Our furniture, fixtures and equipment and computer software are depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Presently, our furniture and equipment are depreciated using the straight-line method over a five year life and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from three to five years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. For the three months ended June 30, 2015, we recorded deprecation expense of $228,000 for an asset that was not yet placed in service. This depreciation expense was reversed during the three months ended September 30, 2015. We evaluated the impact of this adjustment and determined that the amount was immaterial to the financial statements for the three and six months ended June 30, 2015 and the three months ended September. There is no impact to the financial statements for the nine months ended September 30, 2015.
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
Income (Loss) Per Share—For periods prior to the spin-off, basic loss per share was calculated by dividing net loss attributable to the Company by the 2.0 million shares of common stock outstanding upon the completion of the distribution including 4,000 shares for initial grants to the five independent members of our board of directors (in the aggregate) and excluding 5,000 unvested restricted shares. For both the three and nine months ended September 30, 2014, the diluted loss per share was calculated by dividing the net loss attributable to the Company by 2.0 million shares which excludes 10,000 shares comprised of 5,000 unvested restricted shares and 5,000 shares issuable on the conversion of Ashford LLC common units held by Ashford LLC unit holders as the effect of including these shares would have been anti-dilutive.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Futures Contracts —The REHE Fund may use futures to hedge against its cash flows. A futures contract represents a commitment for the future purchase or sale of an asset or index at a specified price on a specified date. Futures contracts that are traded on an exchange are valued at their last reported settlement price as of the measurement date and are generally categorized in Level 1of the fair value hierarchy. The purchase and sale of futures requires margin deposits with a Futures Commission Merchant (“FCM”) equal to a certain percentage of the contract amount. Subsequent payments (variation margin) are made or received by the REHE Fund each day, depending on the daily fluctuations in the value of the contract. The REHE Fund recognizes a gain or loss equal to the daily variation margin. Futures have minimal counterparty risk since futures contracts are exchange-traded and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.
Due From/To Brokers—Due from/to brokers includes cash balances held with brokers, receivables and payables from unsettled trades, margin borrowings, and collateral on derivative transactions. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. In addition, margin borrowings are collateralized by certain securities and cash balances held by the REHE Fund. The REHE Fund is subject to interest on margin accounts based on daily margin borrowings. Due to brokers is included in “liabilities associated with investments in securities.” The REHE Fund had no margin borrowings at September 30, 2015,
In the normal course of business, substantially all of the REHE Fund’s securities transactions, money balances, and security positions are transacted with the REHE Fund’s broker: Goldman Sachs & Co. and ConvergEx Group. Accounts with ConvergEx Group are cleared by Pershing LLC. The REHE Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The REHE Fund’s management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.
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
Our effective tax rates on income (loss) before income taxes for the three and nine months ended September 30, 2015, were (12.8)% and (9.6)%, respectively. The rates reflect the effects of permanent differences and changes in the valuation allowance on our deferred tax assets. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
At the end of each quarter, we assess the need for a valuation allowance which involves consideration of both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As of September 30, 2015, we recorded deferred tax assets of $11.0 million. After evaluating positive and negative evidence, including the generation of taxable income during the nine months ended September 30, 2015, and carryback potential of certain deferred tax assets, we determined that it is more likely than not that we will utilize a portion of our deferred tax assets. We recorded a valuation allowance of $7.5 million resulting in recognition of net deferred tax assets of $3.5 million. For the three and nine month periods ending September 30, 2015, we recorded corresponding non-cash deferred income tax benefits of $1.2 million and $3.5 million, respectively. A deferred tax benefit of $520,000 related to the year ended December 31, 2014, was recorded in the nine months ended September 30, 2015. We evaluated the impact of this adjustment and determined that the amount was immaterial to the financial statements for the current fiscal period and the prior fiscal year. The valuation allowance is primarily the result of uncertainties regarding the future realization of certain deductible temporary differences as well as the Company’s cumulative operating losses recorded from the date of the spin-off through September 30, 2015. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
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
Recently Adopted Accounting Standards—In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard is effective for fiscal periods beginning after December 15, 2015. Early application is permitted. We maintain an investment in a limited partnership, which primarily invests in publicly traded equity securities, including put and call options on publicly traded equity securities. The value of our investment in this limited partnership is estimated using the net asset value of the limited partnership. We have elected to apply this standard as of September 30, 2015 and our investment will not be included in our disclosures reflected within Note 4 to these condensed financial statements.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its Simplification Initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements.The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
3. Derivative Contracts
For the nine months ended September 30, 2015, the volume of the REHE Fund’s option derivative activities based on their notional amounts which are the fair values of the underlying shares as if the options were exercised at September 30, 2015, was seven long exposure contracts with a notional amount of $897,000 and 13 short exposure contracts with a notional amount of $(4.8) million.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
September 30, 2015
Assets
Derivative assets:
Equity put options	$8,596	$—	$8,596	(1)
Equity call options	1,115	—	1,115	(1)
Futures contracts	400	—	400	(1)
Non-derivative assets:
Equity - American Depositary Receipt	1,571	—	1,571	(1)
Equity securities	70,164	—	70,164	(1)
U.S. treasury securities	34,330	—	34,330	(1)
Total	116,176	—	116,176
Liabilities
Derivative liabilities:
Short equity put options	(7,260)	—	(7,260)	(2)
Short equity call options	(1,067)	(35)	(1,102)	(2)
Non-derivative liabilities:
Deferred compensation plan	(13,381)	—	(13,381)
Equity securities	(5,056)	—	(5,056)
Total	(26,764)	(35)	(26,799)
Net	$89,412	$(35)	$89,377

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Liabilities
Non-derivative liabilities:
Deferred compensation plan	$(19,955)	$—	$(19,955)
__________________

(1)	Reported as “investments in securities” in the balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Statements of Operations and Comprehensive Income (Loss)
The following table summarizes the effect of fair value measured liabilities on the statements of operations and comprehensive income (loss) (in thousands):

	Gain (Loss)Recognized
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
Assets
Derivative assets:
Equity put options	$129		$—	$535		$—
Equity call options	(1,206)		—	(1,125)		—
Futures contracts	150		—	150		—

Non-derivative assets:
Equity - American Depositary Receipt	(673)		—	(640)		—
Equity securities	(9,788)		—	(12,510)		—
U.S. treasury securities	606		—	255		—
Total	(10,782)		—	(13,335)		—
Liabilities
Derivative liabilities:
Short equity put options	(346)		—	(419)		—
Short equity call options	2,598		—	3,053		—

Non-derivative liabilities:
Equity securities	704		—	920		—
Deferred compensation plan	5,035		—	6,457		—
Total	7,991		—	10,011		—
Net	$(2,791)		$—	$(3,324)		$—
Total combined
Unrealized loss on investment securities	$(7,861)		$—	$(10,851)		$—
Realized gain on investment securities	35		—	1,070		—
Deferred compensation plan	5,035	(1)	—	6,457	(1)	—
Net	$(2,791)		$—	$(3,324)		$—
________

(1)	Reported as a component of “salaries and benefits” in the statements of operations and comprehensive income (loss).

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

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$116,176	$116,176	$—	$—
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$13,418	$13,418	$—	$—
Deferred compensation plan	13,381	13,381	19,955	19,955
Financial assets not measured at fair value:
Financial assets:
Cash and cash equivalents	$25,321	$25,321	$29,597	$29,597
Restricted cash	6,547	6,547	3,337	3,337
Receivables	216	216	—	—
Due from Ashford Trust OP, net	5,893	5,893	8,202	8,202
Due from Ashford Prime OP	2,441	2,441	2,546	2,546
Financial liabilities not measured at fair value:
Financial liabilities:
Accounts payable and accrued expenses	$10,994	$10,994	$9,307	$9,307
Due to affiliates	760	760	1,313	1,313
Other liabilities	6,547	6,547	3,337	3,337
Investments in securities and liabilities associated with investments in securities. Investment securities consist of U.S. treasury securities, publicly traded equity securities, equity put and call options on certain publicly traded equity securities and futures contracts. Liabilities associated with investments in securities consist of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates in active and inactive markets. This is considered either a Level 1 or Level 2 valuation technique. See Notes 2, 3 and 4 for a complete description of the methodology and assumptions utilized in determining fair values.
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
7. Related Party Transactions
In connection with our spin-off from Ashford Trust on November 12, 2014, we entered into an advisory agreement with Ashford Trust OP, which was later amended. The quarterly base fee is a percentage of Ashford Trust’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2015, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We will also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s total stockholder return exceeds the total stockholder return for Ashford Trust’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Trust OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Advisory services revenue
Base advisory fee	$8,702	$—	$25,217	$—
Reimbursable expenses (1)	1,649	—	4,939	—
Equity-based compensation (2)	468	—	1,791	—
Incentive fee	—	—	—	—
Total advisory services revenue	$10,819	$—	$31,947	$—

Other revenue
Non-advisory expense reimbursements	$156	$—	$351	$—
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At September 30, 2015 and December 31, 2014, we had a net receivable of $5.9 million and $8.2 million, respectively, from Ashford Trust OP associated with reimbursable expenses in connection with the spin-off and the advisory services fee discussed above.
On November 19, 2013, Ashford LLC entered into an advisory agreement with Ashford Prime OP. In connection with our separation from Ashford Trust, Ashford LLC became our operating company, and we assumed the advisory agreement with Ashford Prime OP, which was later amended. The quarterly base fee is a percentage of Ashford Prime’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2015, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime.We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Prime’s total stockholder return exceeds the total stockholder return for Ashford Prime’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Prime OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Advisory services revenue
Base advisory fee	$2,145	$2,249	$6,514	$6,458
Reimbursable expenses (1)	441	340	1,445	1,246
Equity-based compensation (2)	935	431	1,846	1,541
Incentive fee	—	—	—	—
Total advisory services revenue	$3,521	$3,020	$9,805	$9,245
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At September 30, 2015 and December 31, 2014, we had receivables of $2.4 million and $2.5 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above.
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and subsidiaries (“Remington”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying financial statements. Under the agreements, we pay Remington general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred which are then rebilled to Ashford Trust and Ashford Prime. Prior to the spin-off, these costs were paid by Ashford Trust and were included in our carve-out financial statements. For the three and nine months ended September 30, 2015, these reimbursements totaled $1.1 million and $3.4 million, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2014, these reimbursements totaled $443,000 and $1.5 million, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive income (loss). The amounts due under these arrangements as of September 30, 2015 and December 31, 2014, are included in “due to affiliates” on our balance sheets.
Certain limited partners of the REHE Fund, including our chief executive officer, Ashford Trust, Ashford Prime and certain directors of Ashford Trust and Ashford Prime are affiliated with the General Partner. The aggregate value of the affiliated limited partners’ share of partners’ capital in the REHE Fund at September 30, 2015, was approximately $103.3 million.
Certain employees of Remington who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense of $2,000 and $7,000 was recognized in the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015, respectively. Expense of $3,000 and $1,000 was recognized in the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014, respectively.
For periods prior to the spin-off, the operations of the Company were principally funded by Ashford Trust OP. Ashford Trust OP used a centralized approach to cash management and the financing of its operations. During the periods through November 12, 2014, Ashford Trust OP provided the capital to fund our operating and investing activities, which are presented as a component

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

of additional paid-in capital. Amounts funded by Ashford Trust OP were $18.0 million for the nine months ended September 30, 2014.
As the Company’s financial statements through November 12, 2014, have been carved out of Ashford Trust OP, for the three and nine months ended September 30, 2014, salaries and benefits and general and administrative expense represent an allocation of certain Ashford Trust OP corporate general and administrative costs. See Note 2.
On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust, which closed in June 2015. The $4.0 million obligation is included in non-current “other assets” and “Due from Ashford Trust, net” on our balance sheet as of September 30, 2015. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, $15,000 of advisory revenue was allocated to lease revenue for the three and nine months ended September 30, 2015. Lease revenue is included in “other” revenue in the condensed statements of operations.
On September 17, 2015, we entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 80% of Remington Holdings L.P. and its subsidiaries (“Remington”) for total consideration of $331.7 million, with an estimated fair value of $330.7 million. Under the agreement, Ashford Inc.’s existing business along with 80% of Remington will be contributed to a new subsidiary of Ashford Inc., Ashford Advisors, Inc. (“Ashford Advisors”).The total consideration will be in the form of 916,500 shares of Ashford Advisors, Inc. Class B non-voting common stock, representing a 29.4% initial ownership in Ashford Advisors, Inc., with an estimated fair value of approximately $91.7 million; (ii) 9,200,000 shares of Ashford Advisors, Inc. 6.625% non-voting convertible preferred stock with an estimated fair value of approximately $230.0 million; and (iii) $10.0 million zero coupon Ashford Advisors, Inc. note payable, with an estimated fair value of approximately $9.0 million.
The Ashford Advisors preferred and common stock and the 20% interest retained by the principals of Remington will be subject to certain put, call and/or conversion rights which could result in the previous owners of Remington receiving subsidiary voting shares and/or preferred or common shares of Ashford Inc. This transaction is subject to customary closing conditions, including approval by Ashford Inc. stockholders, and certain tax related conditions.
The incremental EBITDA that Ashford receives from Remington for managing properties for Ashford Trust and Ashford Prime will not be included in the calculation of any termination fees due under the advisory agreements. The Board of Ashford has entered into side letter agreements with the boards of Ashford Trust and Ashford Prime that address the exclusion of this income from the termination fee calculation.
All of the equity received by the Remington sellers in this transaction will be non-voting equity and we will be subject to an investor rights agreement that will limit the voting control for the Remington sellers combined equity to no more than 25% for four years, and will provide the Remington sellers with the right to nominate a director to the boards of each of Ashford Inc. and Remington Hospitality Management, Inc. Ashford Inc. will have contractual rights to acquire the remaining interest in Remington, including a right of first refusal for the life of Ashford Inc.’s ownership as well as there being a formula to call that remaining ownership after ten years and a right to call the preferred after five years.
The Acquisition Agreement contains termination rights for both the Company and Remington, including the right of either party to terminate the Acquisition Agreement if the transactions are not consummated before June 30, 2016. If the Acquisition Agreement is terminated by the Company as provided in the Acquisition Agreement, the Company is required to pay the Remington sellers a termination fee of $6.7 million plus the costs and expenses incurred by them.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Equity and Equity-Based Compensation
Equity-Based Compensation—Equity-based compensation expense of $3.4 million and $12.2 million was recognized for the three and nine months ended September 30, 2015, respectively, and included $971,000 and $2.9 million, respectively, of expense attributable to our stock options. Equity-based compensation expense also included $250,000 for the nine months ended September 30, 2015, associated with shares of our common stock issued to our independent directors and included in “general and administrative” expense on our statements of operations and comprehensive income (loss). Equity-based compensation expense of $4.2 million and $16.4 million was recognized for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the Company had approximately $8.5 million of total unrecognized compensation expense related to stock options that will be recognized over the weighted average period of 2.2 years. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. For the three and nine months ended September 30, 2015, we recognized equity-based compensation expense of $2.4 million and $9.1 million related to these grants. As of September 30, 2015, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between January 2016 and April 2017. As of September 30, 2015, the unrecognized cost of these unvested shares of restricted stock/units was $8.6 million, which will be amortized over a period of 1.6 years. As described in Note 7, there was equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $2,000 and $7,000 for the three and nine months ended September 30, 2015, respectively, as well as $3,000 and $1,000 for the three and nine months ended September 30, 2014, respectively. Prior to the spin-off, equity-based compensation, included in “salaries and benefits”, was allocated to the Company as described in Note 2.
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
Noncontrolling Interests in Consolidated Entities—Noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable with a total carrying value of $102.0 million at September 30, 2015 and noncontrolling ownership interests of 40% in AIM and 100% in the entity in which we hold a variable interest in the form of a note receivable with a total carrying value of $(87,000) at December 31, 2014. Loss from consolidated entities attributable to these noncontrolling interests was $9.2 million and $13.3 million for the three and nine months ended September 30, 2015. Loss from consolidated entities attributable to these noncontrolling interests was $170,000 for both the three and nine months ended September 30, 2014.
With respect to the 100% noncontrolling interests in the REHE Fund, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the REHE Fund as specified in the limited partnership agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Deferred Compensation Plan
Effective January 1, 2008, Ashford Trust established a nonqualified DCP for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2015, we recorded an unrealized gain of $5.0 million and  $6.5 million, respectively. No unrealized gain or loss was recorded for the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, distributions of 465 shares and 1,395 shares with fair values of $30,000 and $117,000, respectively, were made to one participant.
No dividends were associated with the deferred compensation plan for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, deferred compensation plan associated dividends, included as a component of accumulated deficit, totaled $193,000 and $567,000, respectively.
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
In connection with our spin-off, Ashford Trust OP unit holders received one common unit in Ashford LLC for every 55 common units held in Ashford Trust OP. Each holder of common units of Ashford LLC could then exchange up to 99% of the Ashford LLC common units for shares of Ashford Inc. common stock. During the year ended December 31, 2014, approximately 356,000 common units were exchanged for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 Ashford LLC common units. Following the completion of the exchange offer, Ashford LLC effected a reverse stock split of its common units such that each common unit was automatically converted into 1/55 of a common unit. Redeemable noncontrolling interests in Ashford LLC as of September 30, 2015 and December 31, 2014, were $286,000 and $424,000, respectively, which represented ownership of approximately 0.2% as of each period. The carrying value of redeemable noncontrolling interests as of September 30, 2015 and December 31, 2014, included adjustments of $240,000 and $369,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three and nine months ended September 30, 2015, net income of $0 and net loss of $10,000, respectively, was allocated to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the three and nine months ended September 30, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$54	$(8,701)	$(3,866)	$(30,989)
Distributed and undistributed net income (loss) - basic	54	(8,701)	(3,866)	(30,989)
Effect of deferred compensation plan	(5,035)	—	(6,457)	—
Distributed and undistributed net loss - diluted	$(4,981)	$(8,701)	$(10,323)	$(30,989)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	1,991	1,981	1,986	1,981
Effect of deferred compensation plan shares	211	—	212	—
Weighted average common shares outstanding – diluted	2,202	1,981	2,198	1,981

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$0.03	$(4.39)	$(1.95)	$(15.64)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(2.26)	$(4.39)	$(4.70)	$(15.64)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) allocated to common stockholders is not adjusted for:
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	—	—	(10)	—
Total	$—	$—	$(10)	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	3	5	3	5
Effect of assumed exercise of stock options	—	—	1	—
Effect of assumed conversion of Ashford LLC units	5	5	5	5
Total	8	10	9	10

12. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and the REHE Fund in conformity with each entity’s investment guidelines.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” refer to Ashford Inc., a Delaware corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company.” “AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the expectations of the parties to the Acquisition Agreement regarding the timing, completion and tax treatments of the transactions contemplated by the Acquisition Agreement (the “Transactions”); and

•	the impact of technology on our operations and business.
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

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington, Ashford Prime and Ashford Trust, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•	the parties’ ability to consummate the Transactions;

•	the conditions to the completion of the Transactions, including the receipt of approval of our stockholders;

•	the regulatory approvals required for the Transactions not being obtained on the terms expected or on the anticipated schedule;

•	the parties’ ability to meet expectations regarding the timing, completion and tax treatments of the Transactions;

•	the possibility that the parties may not realize any or all of the anticipated benefits from the Transactions;

•	disruptions from the Transaction may harm relationships with customers, employees and regulators;

•	unexpected costs may be incurred; and

•	changes in our stock price prior to the closing of the Transactions and following the Transactions.
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
On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust, which closed in June 2015. The $4.0 million obligation is included in non-current “other assets” and “Due from Ashford Trust, net” on our balance sheet as of September 30, 2015. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, $15,000 of advisory revenue was reclassified to lease revenue for the three and nine months ended September 30, 2015. Lease revenue is included in “other” revenue in the condensed statements of operations.
On June 26, 2015, Ashford Trust announced that it planned to sell a portfolio of approximately 23 select-service hotels that are mostly brand-managed. The planned sale of the portfolio is consistent with Ashford Trust’s newly refined strategy, which focuses predominately on full-service hotels in the upscale and upper-upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. Ashford Inc. is still interested in sponsoring a select-service platform.
On September 17, 2015, we entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 80% of Remington Holdings L.P. and its subsidiaries (“Remington”) for total consideration of $331.7 million, with an estimated fair value of $330.7 million. Under the agreement, Ashford Inc.’s existing business along with 80% of Remington will be contributed to a new subsidiary of Ashford Inc., Ashford Advisors, Inc. (“Ashford Advisors”).The total consideration will be in the form of 916,500 shares of Ashford Advisors, Inc. Class B non-voting common stock, representing a 29.4% initial ownership in Ashford Advisors, Inc., with an estimated fair value of approximately $91.7 million; (ii) 9,200,000 shares of Ashford Advisors, Inc. 6.625% non-voting convertible preferred stock with an estimated fair value of approximately $230.0 million; and (iii) $10.0 million zero coupon Ashford Advisors, Inc. note payable, with an estimated fair value of approximately $9.0 million.
The Ashford Advisors preferred and common stock and the 20% interest retained by the principals of Remington will be subject to certain put, call and/or conversion rights which could result in the previous owners of Remington receiving subsidiary voting shares and/or preferred or common shares of Ashford Inc. This transaction is subject to customary closing conditions, including approval by Ashford Inc. stockholders, and certain tax related conditions.
The incremental EBITDA that Ashford receives from Remington for managing properties for Ashford Trust and Ashford Prime will not be included in the calculation of any termination fees due under the advisory agreements. The Board of Ashford has entered into side letter agreements with the boards of Ashford Trust and Ashford Prime that address the exclusion of this income from the termination fee calculation.
All of the equity received by the Remington sellers in this transaction will be non-voting equity and we will be subject to an investor rights agreement that will limit the voting control for the Remington sellers combined equity to no more than 25% for four years, and will provide the Remington sellers with the right to nominate a director to the boards of each of Ashford Inc. and Remington Hospitality Management, Inc. Ashford Inc. will have contractual rights to acquire the remaining interest in Remington, including a right of first refusal for the life of Ashford Inc.’s ownership as well as there being a formula to call that remaining ownership after ten years and a right to call the preferred after five years.
The Acquisition Agreement contains termination rights for both the Company and Remington, including the right of either party to terminate the Acquisition Agreement if the transactions are not consummated before June 30, 2016. If the Acquisition Agreement is terminated by the Company as provided in the Acquisition Agreement, the Company is required to pay the Remington sellers a termination fee of $6.7 million plus the costs and expenses incurred by them.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees and investments to grow our business and key money consideration. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, a possible revolving credit facility and future equity issuances.
Sources and Uses of Cash
As of September 30, 2015 and December 31, 2014, we had $25.3 million and $29.6 million of cash, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand and positive cash flow from operations. We anticipate using funds for operating expenses which is primarily attributable to paying our employees and for certain strategic investments including key money consideration.
Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities were $3.2 million and $15.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash flows used in operating activities was primarily a result of the completion of our spin-off from Ashford Trust which resulted in additional advisory fees offset by additional general and administrative expenses as a result of becoming a public company. Cash flows from operations is also impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the REHE Fund.
Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2015 and 2014, investing activities used net cash flows of $7.0 million and $2.7 million, respectively. The increase in cash outlays was primarily attributable to investments in unconsolidated entities of $5.5 million in addition to purchases of computer software, furniture, fixtures and equipment.
Net Cash Flows Provided by Financing Activities. For the nine months ended September 30, 2015, net cash flows provided by financing activities was $5.9 million. These cash inflows consisted of $4.8 million of contributions from noncontrolling interests in consolidated entities, an excess tax benefit associated with stock-based compensation of $1.1 million, and net repayments of $134,000 associated with advances to employees for tax withholdings on restricted stock vestings. These inflows were partially offset by $87,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings. For the nine months ended September 30, 2014, net cash flows provided by financing activities was $18.0 million, which consisted of cash contributions from Ashford Trust OP to fund operations.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table summarizes the changes in key line items from our condensed statements of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Advisory services	$14,340	$3,020	$11,320	374.8%
Other	156	—	156
Total revenue	14,496	3,020	11,476	380.0%
Expenses
Salaries and benefits	6,724	10,568	(3,844)	(36.4)%
Depreciation	(12)	84	(96)	(114.3)%
General and administrative	6,507	1,230	5,277	429.0%
Total expenses	13,219	11,882	1,337	11.3%
Operating income (loss)	1,277	(8,862)	10,139	114.4%
Unrealized loss on investment in unconsolidated entity	(1,954)	—	1,954
Interest income	150	—	150
Dividend income	360	—	360
Unrealized loss on investments	(7,861)	—	7,861
Realized gain on investments	35	—	35
Other expenses	(125)	—	125
Loss before income taxes	(8,118)	(8,862)	(744)	(8.4)%
Income tax expense	(1,036)	(9)	1,027	11,411.1%
Net loss	(9,154)	(8,871)	283	3.2%
Loss from consolidated entities attributable to noncontrolling interests	9,208	170	9,038	5,316.5%
Net income attributable to redeemable noncontrolling interests in Ashford LLC	—	—	—
Net income (loss) attributable to the Company	$54	$(8,701)	$8,755	100.6%
Advisory Services Revenue. Advisory services revenue increased $11.3 million, or 374.8%, to $14.3 million during the three months ended September 30, 2015 (the “2015 quarter”) compared to the three months ended September 30, 2014 (the “2014 quarter”). The increase is due to earning revenue from both Ashford Prime and Ashford Trust in the 2015 quarter, as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The 2014 quarter only included advisory services revenue from our advisory agreement with Ashford Prime, which began on November 19, 2013, upon its spin-off from Ashford Trust.
During the 2015 quarter, advisory services revenue was comprised of base advisory fees of $10.8 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $2.1 million and equity-based compensation of $1.4 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees. We recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2014 quarter, advisory services revenue was comprised of a base advisory fee of $2.2 million, reimbursable overhead and internal audit reimbursements of $340,000 and equity-based compensation of $431,000 associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. No incentive fee was earned for the 2015 quarter or the 2014 quarter in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue was $156,000 for the 2015 quarter, which consisted of $141,000 of investment advisory revenue and $15,000 of lease revenue. There was no other revenue in the 2014 quarter.
Salaries and Benefits Expense. Salaries and benefits expense decreased $3.8 million, or 36.4%, to $6.7 million during the 2015 quarter compared to the 2014 quarter. During the 2015 quarter, salaries and benefits expense included $7.0 million of cash salaries and benefits, $4.8 million of non-cash equity-based compensation and a $5.0 million non-cash gain associated with our deferred compensation plan (“DCP”). The decrease in salaries and benefits was attributable to lower non-cash expense associated with our DCP of $5.0 million, offset by higher expenses for non-cash equity-based compensation of $164,000, cash salaries of approximately $779,000, bonuses of approximately $86,000 and payroll tax burden of $162,000.
In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. During the 2015 quarter, non-cash equity-based compensation consisted of $2.4 million associated with prior Ashford Trust equity grants, $1.0 million in connection with stock option grants and $1.4 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount. During the 2014 quarter, the $10.6 million of salaries and benefits expense included $6.0 million of cash salaries and benefits, $4.2 million of non-cash equity-based compensation and $431,000 associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
Depreciation Expense. Depreciation expense decreased $96,000, or 114.3%, to $(12,000) during the 2015 quarter compared to the 2014 quarter, as a result of an adjustment to reduce deprecation expense by $228,000 for an asset that was not yet placed in service. This decrease was partially offset by higher deprecation expense associated with furniture, fixtures and equipment additions since September 30, 2014.
General and Administrative Expense. General and administrative expenses increased $5.3 million to $6.5 million during the 2015 quarter compared to the 2014 quarter, as a result of higher professional fees of $4.1 million, office expense of $666,000, public company costs of $252,000, director costs of $177,000 and travel and other expenses of $134,000.
Unrealized Loss on Investment in Unconsolidated Entity. We recorded an unrealized loss on an investment in an unconsolidated entity of $2.0 million during the 2015 quarter which consisted of an unrealized loss in an unconsolidated investment fund for which AIM is the investment adviser. We did not have an unrealized loss on an investment in an unconsolidated entity in the 2014 quarter.
Interest Income. Interest income was $150,000 for the 2015 quarter related to investments in the REHE Fund. There was no interest income in the 2014 quarter as the REHE Fund began operations in 2015.
Dividend Income. Dividend income was $360,000 for the 2015 quarter related to investments in the REHE Fund. There was no dividend income in the 2014 quarter as the REHE Fund began operations in 2015.
Unrealized Loss on Investments. Unrealized loss on investments was $7.9 million for the 2015 quarter related to investments in the REHE Fund and is based on changes in closing market prices during the period. There was no unrealized gain/loss on investments in the 2014 quarter as the REHE Fund began operations in 2015.
Realized Gain on Investments. Realized gain on investments was $35,000 for the 2015 quarter related to investments in the REHE Fund. There was no realized gain/loss on investments in the 2014 quarter as the REHE Fund began operations in 2015.
Other Expenses. Other expenses were $125,000 for the 2015 quarter. There were no other expenses in the 2014 quarter.
Income Tax Expense. Income tax expense increased $1.0 million from $9,000 for the 2014 quarter to $1.0 million for the 2015 quarter. The increase in income tax expense is primarily due to the provision for federal and state income taxes for the 2015 quarter. For the 2014 quarter, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company which are not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes. The income tax expense in the 2014 period is related to Texas margin tax.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $9.2 million in the 2015 quarter and a loss of $170,000 in the 2014 quarter. At September 30, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $102.0 million. At September 30, 2014, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in one entity with a total carrying value of $(87,000).
Net Income Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net income of $0 in the 2015 quarter. Redeemable noncontrolling interests represented ownership interests of

0.2% in Ashford LLC at September 30, 2015.  No income was allocated during the 2014 quarter as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table summarizes the changes in key line items from our condensed statements of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Advisory services	$41,752	$9,245	$32,507	351.6%
Other	351	—	351
Total revenue	42,103	9,245	32,858	355.4%
Expenses
Salaries and benefits	29,905	36,503	(6,598)	(18.1)%
Depreciation	516	258	258	100.0%
General and administrative	15,179	3,599	11,580	321.8%
Total expenses	45,600	40,360	5,240	13.0%
Operating loss	(3,497)	(31,115)	(27,618)	(88.8)%
Unrealized loss on investment in unconsolidated entity	(3,020)	—	3,020
Interest income	202	—	202
Dividend income	532	—	532
Unrealized loss on investments	(10,851)	—	10,851
Realized gain on investments	1,070	—	1,070
Other expenses	(135)	—	135
Loss before income taxes	(15,699)	(31,115)	(15,416)	(49.5)%
Income tax expense	(1,500)	(44)	1,456	3,309.1%
Net loss	(17,199)	(31,159)	(13,960)	(44.8)%
Loss from consolidated entities attributable to noncontrolling interests	13,323	170	13,153	7,737.1%
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	10	—	10
Net loss attributable to the Company	$(3,866)	$(30,989)	$(27,123)	(87.5)%
Advisory Services Revenue. Advisory services revenue increased $32.5 million, or 351.6%, to $41.8 million during the nine months ended September 30, 2015 (the “2015 period”) compared to the nine months ended September 30, 2014 (the “2014 period”). The increase is due to earning revenue from both Ashford Prime and Ashford Trust in the 2015 period, as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The 2014 period only included advisory services revenue from our advisory agreement with Ashford Prime.
During the 2015 period, advisory services revenue was comprised of base advisory fees of $31.7 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $6.4 million. Advisory services revenue also included $3.6 million of equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount which is included in “salaries and benefits.” During the 2014 period, advisory services revenue was comprised of a base advisory fee of $6.5 million, reimbursable overhead and internal audit reimbursements of $1.2 million and equity-based compensation of $1.5 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. No incentive fee was earned for the 2015 period or the 2014 period in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue of $351,000 for the 2015 period represents consisted $195,000 of other non-advisory expense reimbursements from Ashford Trust, $141,000 of investment advisory revenue and $15,000 of lease revenue. There was no other revenue for the 2014 period.

Salaries and Benefits Expense. Salaries and benefits expense decreased $6.6 million, or 18.1%, to $29.9 million during the 2015 period compared to the 2014 period. During the 2015 period, salaries and benefits expense included $20.7 million of cash salaries and benefits, $15.6 million of non-cash equity-based compensation and a $6.5 million non-cash gain associated with our DCP. The decrease in salaries and benefits was attributable to lower non-cash expense associated with our DCP of $6.5 million, and lower non-cash equity-based compensation of $2.3 million, offset by higher expenses for cash salaries of $1.0 million, bonuses of $462,000 and payroll tax burden of $672,000.
In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. During the 2015 period, non-cash equity-based compensation consisted of $9.1 million associated with prior Ashford Trust equity grants, $2.9 million in connection with stock option grants and $3.6 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount. During the 2014 period, the $36.5 million of salaries and benefits expense included $18.6 million of cash salaries and benefits and $16.4 million of non-cash equity-based compensation and $1.5 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
Depreciation Expense. Depreciation expense increased $258,000, or 100.0%, to $516,000 during the 2015 period compared to the 2014 period, as a result of furniture, fixtures and equipment additions since September 30, 2014.
General and Administrative Expense. General and administrative expenses increased $11.6 million to $15.2 million during the 2015 period compared to the 2014 period as a result of higher professional fees of $7.2 million, office expense of $2.2 million, public company costs of $846,000, director costs of $813,000 and travel and other expenses of $589,000.
Unrealized Loss on Investment in Unconsolidated Entity. We recorded an unrealized loss on an investment in an unconsolidated entity of $3.0 million in the 2015 period which consisted of an unrealized loss in an unconsolidated investment fund for which AIM is the investment adviser. We did not have an unrealized loss on an investment in an unconsolidated entity in the 2014 period.
Interest Income. Interest income was $202,000 for the 2015 period related to investments in the REHE Fund. There was no interest income in the 2014 period as the REHE Fund began operations in 2015.
Dividend Income. Dividend income was $532,000 for the 2015 period related to investments in the REHE Fund. There was no dividend income in the 2014 period as the REHE Fund began operations in 2015.
Unrealized Loss on Investments. Unrealized loss on investments was $10.9 million for the 2015 period related to investments in the REHE Fund and is based on changes in closing market prices during the period. There was no unrealized gain/loss on investments in the 2014 period as the REHE Fund began operations in 2015.
Realized Gain on Investments. Realized gain on investments was $1.1 million for the 2015 period related to investments in the REHE Fund. There was no realized gain/loss on investments in the 2014 period as the REHE Fund began operations in 2015.
Other Expenses. Other expenses was $135,000 for the 2015 period. There were no other expenses in the 2014 period.
Income Tax Expense. Income tax expense increased $1.5 million, from $44,000 for the 2014 period, to $1.5 million for the 2015 period. The increase in tax expense is due to the provision for federal and state income taxes for the 2015 period. For the 2014 period, the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company which are not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes. The income tax expense in the 2014 period is related to Texas margin tax.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $13.3 million in the 2015 period and a loss of $170,000 in the 2014 period. At September 30, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $102.0 million. At September 30, 2014, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in one entity with a total carrying value of $(87,000).

Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net loss of $10,000 in the 2015 period. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at September 30, 2015. No income was allocated during the 2014 period as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
We noted material weaknesses in our internal control over financial reporting, as of March 31, 2015, related to design deficiencies in our controls surrounding management’s preparation and review of (i) our interim income tax provision and (ii) analysis supporting VIE consolidation. We corrected these errors and restated our historical unaudited interim condensed financial statements as of March 31, 2015. To address the material weaknesses, we have (i) hired additional accounting personnel, (ii) segregated certain tax and accounting functions to provide for additional review functions of our income tax provision and technical accounting conclusions with respect to consolidation matters, and (iii) implemented a practice of hiring outside consultants to assist management in evaluating technical accounting matters, including but not limited to consolidation matters. See “Risk Factors- We identified material weaknesses in our internal controls over financial reporting that existed for the three months ended March 31, 2015. If we fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.”
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
We identified material weaknesses in our internal controls over financial reporting that existed for the three months ended March 31, 2015.  If we fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In August 2015, we became aware of deficiencies in the effectiveness of our controls that led to the following errors in our financial statements: (i) a misstatement related to income tax expense and deferred tax assets resulting from improper consideration of carryback potential of certain deferred tax assets in assessing whether it is more likely than not that a portion of our deferred tax assets will be realized, and (ii) a misstatement relating to the consolidation of certain private investment funds managed by AIM. These errors indicate design deficiencies in our controls surrounding management’s preparation and review of (i) our interim income tax provision and (ii) analysis supporting VIE consolidation. We corrected these errors and restated our historical unaudited interim condensed financial statements as of March 31, 2015; however the lack of proper controls resulted in material weaknesses in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5. To address the material weaknesses, we have (i) hired additional accounting personnel, (ii) segregated certain tax and accounting functions to provide for additional review functions of our income tax provision and technical accounting conclusions with respect to consolidation matters, and (iii) implemented a practice of hiring outside consultants to assist management in evaluating technical accounting matters, including but not limited to consolidation matters.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	—	—	—
September 1 to September 30	28	63.45	—	—
Total	28	$63.45	—

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1
Separation and Distribution Agreement, dated October 31, 2014, by and between Ashford Hospitality Trust, Inc., Ashford OP Limited Partner LLC, Ashford Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)

2.2
Acquisition Agreement, dated as of September 17, 2015 between Archie Bennett, Jr. and Monty J. Bennett, Remington Holdings GP, LLC, MJB Investments, LP, Mark A. Sharkey, Remington Holdings, LP, Ashford, Inc., Ashford Advisors, Inc., Remington Hospitality Management, Inc., Ashford GP Holdings I, LLC and Remington GP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-36400)

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
10.1
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-36400)

10.2
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-36400)

10.3
Amended and Restated Rights Agreement, dated as of August 12, 2015, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2015) (File No. 001-36400)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Statement of Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to the Condensed Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 16, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 16, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer