Form 10-K
period 2015-12-31
Ashford Inc
filed 2016-03-15
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes          ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2015, the aggregate market value of 983,922 shares of the registrant’s common stock held by non-affiliates was approximately $85,866,873.
As of March 11, 2016, the registrant had 2,010,569 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2015

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” refer to Ashford Inc., a Delaware corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company.” “AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K and documents incorporated herein by reference contain certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•
the expectations of the parties to the acquisition agreement we entered into on September 17, 2015 (the “Remington Acquisition Agreement”) to acquire all of the general partner interest and 80% of the limited partner interests of Remington Lodging for total consideration of $331.7 million, with an estimated fair value of $330.7 million (such transactions contemplated by the Remington Acquisition Agreement referred to herein as the “Transactions”) regarding the timing, completion and tax treatments of the Transactions; and

•	the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the factors referenced, including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington Lodging, Ashford Prime and Ashford Trust, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•	the ability of the parties to the Transactions to consummate the Transactions;

•	the conditions to the completion of the Transactions, including the receipt of approval of our stockholders;

•	the regulatory approvals required for the Transactions not being obtained on the terms expected or on the anticipated schedule;

•	the ability of the parties to the Transactions to meet expectations regarding the timing, completion and tax treatments of the Transactions;

•	the possibility that the parties may not realize any or all of the anticipated benefits from the Transactions;

•	disruptions from the Transactions may harm relationships with customers, employees and regulators;

•	unexpected costs may be incurred; and

•	changes in our stock price prior to the closing of the Transactions and following the Transactions.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. The matters summarized under “Item 1A. Risk Factors” and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward-looking statements after the date of this annual report to conform these statements to actual results and performance, except as may be required by applicable law.

PART I
Item 1. Business
Our Company
We are a Delaware corporation, incorporated in April 2014, that provides asset management and advisory services to other entities, primarily within the hospitality industry. We became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed real estate investment trust (“REIT”), completed the spin-off of our company through the distribution of shares of our common stock to the Ashford Trust stockholders. We serve as the advisor to Ashford Prime, an NYSE-listed REIT that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels in gateway and resort locations. High RevPAR, for purposes of Ashford Prime’s investment strategy means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, Inc.. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. We also serve as the advisor to Ashford Trust, which is focused on investing opportunistically in the hospitality industry with a focus on full-service upscale and upper-upscale hotels in the U.S. that have a RevPAR generally less than twice the U.S. national average. Ashford Trust has been a public company since August 2003.
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
We earn advisory fees from each company that we advise. These fees include a quarterly base fee, payable in cash, for managing the respective day-to-day operations of the companies we advise and the day-to-day operations of the respective subsidiaries, in each case in conformity with the respective investment guidelines of such entity. The base fee is determined as a percentage of each entity’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Ashford Prime based on their respective out-performance of their peers, as measured by the total annual stockholder return of such company compared to its peers. For the year ended December 31, 2015, we earned revenues of $15.5 million and $43.4 million from Ashford Prime and Ashford Trust, respectively. For the year ended December 31, 2014, we earned revenues of $12.6 million and $4.7 million from Ashford Prime and Ashford Trust, respectively.
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
Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of ours, or an affiliate of AIM, currently serves, or will serve in the future, as the investment adviser to any private securities funds sponsored by us or our affiliates, which may include, but are not limited to, hedge funds, private equity funds, separately managed accounts, UCITS funds, open or closed end funds registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) business development companies and other private or public alternative investment funds (the “Funds”). AIM became a registered investment adviser with the Securities and Exchange Commission on January 5, 2015. AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, currently serves, or will serve in the future, as the general partner or similar capacity of any Funds. AIM or any affiliate serving as investment adviser to any Funds is entitled to a management fee or other fees or compensation for its role as investment adviser to such Funds. AIM GP, or the applicable affiliate of AIM GP serving as the general partner or similar capacity of any Funds, is entitled to a performance allocation or carried interest, based, generally, on the net profits of the investors in such Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own approximately 60% of Management Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Management

Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays, III own, in the aggregate, 40% of Performance Holdco. AIM currently serves as investment adviser to AIM Real Estate Hedged Equity (U.S.) Fund, LP, AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. and AIM Real Estate Hedged Equity Master Fund, LP (collectively the “REHE Fund”), a master-feeder private fund focused on investing in the securities of companies in the real estate, hospitality and leisure industries. AIM also currently serves as the investment adviser to Ashford Trust and Ashford Prime.
On February 23, 2016 the board of directors of AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. (the “Offshore Fund”), in consultation with AIM, resolved to wind down the Offshore Fund due to the administrative cost of running the Offshore Fund relative to invested capital. All investments in the Offshore Fund were redeemed on February 29, 2016. AIM Real Estate Hedged Equity Master Fund, L.P. (the “Master Fund”) and AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “U.S. Fund”) continue to operate, but under new names: “Ashford Quantitative Alternatives Master Fund, LP” (the “AQUA Master Fund”) and “Ashford Quantitative Alternatives (U.S.), LP” (the “AQUA U.S. Fund”), respectively, effective March 1, 2016.
Our Advisory Agreements
We currently advise two publicly traded REITs, Ashford Prime and Ashford Trust, pursuant to advisory agreements. The terms of the two advisory agreements are substantially similar, except as otherwise described below. The following summary of the terms of our advisory agreements does not purport to be complete and is subject to and qualified in its entirety by reference to a copy of the actual agreements, as amended, entered into with Ashford Prime or Ashford Trust, which have been included as exhibits to other documents filed with the Securities and Exchange Commission (the “SEC”) and incorporated by reference in this Form 10-K.
General. Pursuant to our advisory agreements with Ashford Prime and Ashford Trust, we provide, or obtain on their behalf, the personnel and services necessary for each of these entities to conduct its respective business, as they have no employees of their own. All of the officers of each of Ashford Prime and Ashford Trust are our employees. We are not obligated to dedicate any of our employees exclusively to either Ashford Prime or Ashford Trust, nor are we or our employees obligated to dedicate any specific portion of time to the business of either Ashford Prime or Ashford Trust, except as necessary to perform the service required of us in our capacity as the advisor to such entities. The advisory agreements require us to manage the business affairs of each of Ashford Prime and Ashford Trust in conformity with the policies and the guidelines that are approved and monitored by the boards of such entities. Additionally, we must refrain from taking any action that would (a) adversely affect the status of Ashford Prime or Ashford Trust as a REIT, (b) subject us to regulation under the Investment Company Act, (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate the charter, bylaws or resolutions of the board of directors of each of Ashford Prime and Ashford Trust, all as in effect from time to time. So long as we are the advisor to Ashford Prime, Ashford Prime’s governing documents permit us to designate two persons as candidates for election as director at any stockholder meeting of Ashford Prime at which directors are to be elected. Such nominees may be our executive officers.
Our Duties as Advisor. Subject to the supervision of the respective boards of directors of each of Ashford Prime and Ashford Trust, we are responsible for, among other duties: (1) performing and administering the day-to-day operations of Ashford Prime and Ashford Trust, including all of the subsidiaries and joint ventures of such entities, (2) all services relating to the acquisition, disposition and financing of hotels, (3) performing asset management duties, (4) engaging and supervising, on behalf of such companies, third parties to provide various services included but not limited to overseeing development management, property management, project management, design and construction services and other professional services, (5) performing corporate governance and other management functions, including financial, capital markets, treasury, financial reporting, internal audit, accounting, tax and risk management services, SEC and regulatory compliance, and retention of legal counsel, auditors and other professional advisors, as well as other duties and services outlined in the advisory agreements.
Any increase in the scope of duties or services to be provided by us must be jointly approved by us and either Ashford Prime or Ashford Trust, as applicable, and is subject to additional compensation as outlined in the advisory agreements.
We are the exclusive asset manager for each of Ashford Prime and Ashford Trust; provided, that if the independent directors of either Ashford Prime or Ashford Trust along with our independent directors determine that a proposed acquisition of property would be uneconomic to Ashford Prime or Ashford Trust without additional incentives, Ashford Prime or Ashford Trust will have the option of utilizing us as the asset manager or engaging a third party as the asset manager.
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
We have agreed, from time to time, to make mutually agreed upon “key money investments” in the subsidiaries and affiliates of each of Ashford Trust and Ashford Prime to facilitate such companies, subsidiaries or affiliates’ acquisition of one or more properties, if the independent directors of Ashford Prime or Ashford Trust, as applicable, and Ashford Inc. determine that without such an investment, the acquisition of such property would be uneconomic to Ashford Prime or Ashford Trust. Any such assets are referred to as “key money assets.” Any key money investment will be in the form of, but not limited to, cash, notes, equity of Ashford Inc., the acquisition of furniture, fixture and equipment for use at the subject hotel, or as agreed to at the time a key money investment is made. Upon any such key money investment, Ashford Prime or Ashford Trust will engage Ashford LLC as the asset manager for the related key money asset and will pay the key money asset management fees which are included in the base fees. Ashford Prime or Ashford Trust may also agree to additional incentive fees based on the performance of any key money asset. Ashford Prime or Ashford Trust will be obligated to pay us the “key money clawback amount,” which is equal to the difference between a per annum return of 5% on a key money asset and the amount actually received by us (through key money asset management fees and key money incentive fees, if applicable) related to such key money asset, if the Advisory Agreement (or the applicable asset management agreement) is terminated by Ashford Prime or Ashford Trust for any reason or such companies dispose of such key money asset (calculated on an investment by investment basis).
We have agreed to require our employees and officers who provide services to the companies we advise to comply with the codes and the policies of such companies.
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
Term and Termination. The terms of our advisory agreements with Ashford Prime and Ashford Trust are 10 years, in each case commencing from the effective date of the applicable advisory agreement. Each advisory agreement provides for automatic five-year renewal terms unless previously terminated as described below. Following the 10-year initial terms, the advisory agreements may be terminated by Ashford Prime or Ashford Trust, as applicable, with 180 days’ written notice prior to the expiration of the then current term, on the affirmative vote of at least two-thirds of the independent directors of such entity, based upon a good faith finding that either (a) there has been unsatisfactory performance by us that is materially detrimental to such company and the subsidiaries of such company taken as a whole, or (b) the base fee and/or incentive fee (each as defined in the advisory agreements) is not fair based on the then-current market for such fees (and we do not offer to negotiate a lower fee that at least a majority of the independent directors determine is fair). If the reason for non-renewal specified by such company in the termination notice is (b) in the preceding sentence, then we may, at our option, provide a notice of proposal to renegotiate the base fee and incentive fee not less than 150 days prior to the pending termination date. Thereupon, each party has agreed to use its commercially reasonable efforts to negotiate in good faith to find a resolution on fees within 120 days following receipt by such company of the renegotiation proposal. If a resolution is achieved between us and at least a majority of the independent directors of such entity, within the 120-day period, then the applicable advisory agreement will continue in full force and effect with modification only to the agreed upon base fee and/or incentive fee, as applicable.

If no resolution on fees is reached within the 120-day period, or if Ashford Trust or Ashford Prime, as applicable, terminates the advisory agreement by reason of clause (a) above, or terminates the advisory agreement upon a change in control of such companies, the related advisory agreement will terminate and Ashford Trust or Ashford Prime, as applicable, will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to 1.1 times the greater of either:

•
12 multiplied by the our net earnings (as defined in the advisory agreement) for the 12-month period preceding the termination date of our advisory agreement.  For purposes of this calculation, “Net Earnings” is defined as (A) our reported Adjusted EBITDA (as defined in our advisory agreement) for the 12-month period preceding the termination of our advisory agreement (adjusted to assume our advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our earnings releases less (B) our pro forma Adjusted EBITDA (as defined in our advisory agreement) assuming our advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per GAAP) plus interest expenses, income taxes, depreciation and amortization) of ours and any of our affiliates and subsidiaries from providing any service or product to the applicable company, its operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from our advisory agreement;

•
the earnings multiple (calculated as our total enterprise value divided by our adjusted EBITDA) for our common stock per the 12-month period preceding the termination date multiplied by our net earnings (as defined in the advisory agreement) for the 12 months preceding the termination; or

•
the simple average of our earnings multiples for the three fiscal years preceding the termination (calculated as our total enterprise value divided by our adjusted EBITDA for such periods) multiplied by our net earnings (as defined in the advisory agreement) for the 12 months preceding the termination;

plus, in either case, a gross-up amount for federal and state tax liability, based on an assumed combined tax rate of 40%. Any such termination fee will be payable on or before the termination date.
Ashford Prime and Ashford Trust have agreed that if we and Remington Lodging consummate the Transactions, that for purposes of determining the termination fee under the advisory agreement, our “Net Earnings” and “Adjusted EBITDA” shall not include Adjusted EBITDA arising under the Remington Master Management Agreement attributable to management fees, project management fees and market service fees (all as defined in the Remington Master Management Agreement) earned by Remington Lodging and/or its subsidiaries and consolidated with us.
Ashford Prime or Ashford Trust may also terminate the applicable advisory agreement with 60 days’ notice upon a change of control of such entity, if the change of control transaction is conditioned upon the termination of the advisory agreement. In such a circumstance, Ashford Trust or Ashford Prime, as applicable, would be required to pay the accrued costs and termination fee described above.
Either Ashford Prime or Ashford Trust may also terminate the applicable advisory agreement at any time, including during the 10-year initial term, without the payment of a termination fee, upon customary events of default and our failure to cure during certain cure periods, such as our default in performance of material obligations, the filing of bankruptcy or a dissolution action and other events, as outlined in the advisory agreement.
Upon any termination of either advisory agreement, we are expected to cooperate with and assist Ashford Prime or Ashford Trust, as applicable, in executing an orderly transition of the management of its assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of such company, returning any funds held on behalf of such company and returning any and all of the books and records of such company. Ashford Prime or Ashford Trust, as applicable, will be responsible for paying all accrued fees and expenses and will be subject to certain non-solicitation obligations with respect to our employees upon any termination of the applicable advisory agreement other than termination as a result of change of control of our company.
Following the 10-year initial term, we may terminate either advisory agreement prior to the expiration of each successive then-current term with 180 days’ prior written notice. Additionally, we may terminate either advisory agreement if Ashford Prime or Ashford Trust, as applicable, defaults in the performance or observance of any material term, condition or covenant under the applicable advisory agreement; provided, however, before terminating the advisory agreement, we must give Ashford Prime or Ashford Trust, as applicable, written notice of the default and provide such entity with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as such entity is diligently and in good faith pursuing such cure. In the event of such a termination, we will be entitled to all accrued fees and expenses.

Fees and Expenses.

•
Base Fee. The total quarterly base fee per annum is based on a declining sliding scale percentage of the total market capitalization of each of Ashford Prime and Ashford Trust plus the Key Money Asset Management Fee (defined in our advisory agreements as the aggregate gross asset value of all key money assets multiplied by 0.7%), subject to a minimum quarterly base fee. The “total market capitalization” for purposes of determining the base fee is calculated on a quarterly basis as follows:

(i)
the average of the volume-weighted average price per share of common stock for Ashford Prime or Ashford Trust, as applicable, for each trading day of the preceding quarter multiplied by the average number of shares of common stock and common units outstanding during such quarter, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the applicable operating partnership which have achieved economic parity with common units in the applicable operating partnership have been redeemed and the applicable company has elected to issue common stock of such company in satisfaction of the redemption price), plus

(ii)
the quarterly average of the aggregate principal amount of the consolidated indebtedness of such company (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus

(iii)	the quarterly average of the liquidation value of any outstanding preferred equity of such company, and

(iv)
multiplying the sum of (i), (ii), and (iii) above by the Key Money Asset Factor (defined in our advisory agreements as 1 minus the quotient resulting from dividing the aggregate gross book value of all key money assets by the aggregate gross book value of such entity’s assets (including key money assets).

The minimum base fee for Ashford Prime, and the minimum base fee for Ashford Trust for each quarter beginning January 1, 2016 or thereafter will be equal to the greater of:

(i)	90% of the base fee paid for the same quarter in the prior year; and

(ii)	the “G&A ratio” multiplied by the total market capitalization of such company.
The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for each company may be adjusted from time-to-time by mutual agreement between us and a majority of the independent directors of such company, negotiating in good faith. The base fee is payable quarterly in arrears in cash.

•
Incentive Fee. In each year that the Total Stockholder Return (“TSR”) of Ashford Prime or Ashford Trust exceeds the “average TSR of its peer group,” Ashford Prime or Ashford Trust, as applicable is required to pay us an incentive fee. For purposes of this calculation, the TSR of such entity is calculated using a year-end stock price equal to the closing price of its common stock on the last trading day of the year as compared to the closing stock price of its common stock on the last trading day of the prior year (or, with respect to Ashford Trust, for the stub period ending December 31, 2014, the closing stock price of its common stock on November 13, 2014), in each case assuming all dividends on the common stock during such period are reinvested into additional shares of common stock of such entity. The average TSR for each member of such company’s peer group is calculated in the same manner and for the same time period, and the simple average for the entire peer group is the “average TSR for its peer group.” If the TSR of Ashford Prime or Ashford Trust exceeds the average TSR for its peer group, we will be paid an incentive fee, subject to the FCCR Condition, as defined below.

The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which the annual TSR of Ashford Trust or Ashford Prime, as applicable, exceeds the average TSR for its respective peer group, multiplied by (ii) the fully diluted equity value of such company at December 31 of the applicable year. Further, with respect to Ashford Trust, for the stub period ended December 31, 2014, the product from the incentive fee calculation was reduced proportionately based on the number of days in which the advisory agreement with Ashford Trust was in effect for the calendar year 2014 divided by 365 days. To determine the fully diluted equity value, we assume that all units in the operating partnership of Ashford Prime or Ashford Trust, as applicable, including LTIP units that have achieved economic parity with the common units, if any, are redeemed and the applicable company has elected to issue common stock of such company in satisfaction of the redemption price and that the per share value of each share of common stock of such company is equal to the closing price of its stock on the last trading day of the year. The incentive fee, if any, subject to the FCCR Condition (defined below), is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee installment for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition defined below. Except in the case when the incentive fee is payable on the date of termination of this Agreement, up to 50% of the incentive fee may be paid by each Ashford Prime or Ashford Trust, at the option of such entity, in shares its common stock of or common units of the applicable operating partnership or such entity, with the balance payable in cash, unless at the time for payment of the incentive fee:
(i) we or our affiliates own common stock or common units in an amount (determined with reference to the closing price of the common stock of each Ashford Prime or Ashford Trust, as applicable, on the last trading day of the year or stub period) greater than or equal to three times the base bee for the preceding four quarters,
(ii) payment in such securities would cause us to be subject to the provisions of the Investment Company Act, or
(iii) payment in such securities would not be legally permissible for any reason;
in which case, the entire Incentive Fee will be paid by Ashford Prime or Ashford Trust in cash.
Upon the determination of the incentive fee, except in the case of any termination of the advisory agreement in which case the incentive fee for the stub period and all unpaid installments of an incentive fee shall be deemed earned by us and fully due and payable by Ashford Prime and Ashford Trust, as applicable, each one-third installment of the incentive fee shall not be deemed earned by the us or otherwise payable by Ashford Prime or Ashford Trust, as applicable, unless such entity, as of the December 31 immediately preceding the due date for the payment of the incentive fee installment, has an FCCR of 0.20x or greater (the “FCCR Condition”). For purposes of this calculation, “FCCR” means such entity’s fixed charge coverage ratio, which is the ratio of adjusted EBITDA for the previous four consecutive fiscal quarters to fixed charges, which includes all (i) such entity and its subsidiaries’ interest expense, (ii) such entity and its subsidiaries’ regularly scheduled principal payments, other than balloon or similar principal payments which repay indebtedness in full and payments under cash flow mortgages applied to principal, and (iii) preferred dividends paid by such entity.

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

Our Mutual Exclusivity Agreement
We and Ashford LLC, our operating company, entered into a mutual exclusivity agreement with Remington Lodging, that was consented and agreed to by Mr. Monty J. Bennett, regarding potential future advisory clients for us and property management clients for Remington Lodging. Mr. Monty J. Bennett and his father Mr. Archie Bennett, Jr. are the sole owners of Remington Lodging, and Mr. Monty J. Bennett is the chief executive officer of Remington Lodging. Pursuant to this agreement, we have agreed to utilize Remington Lodging to provide property management, project management and development services for all hotels that future companies we may advise or may acquire, to the extent that we have the right, or control the right, to direct such matters, subject to certain exceptions.
Our Financing Strategy
We currently do not use leverage, and therefore have no market risk sensitive instruments; however, we may decide to use leverage to meet future capital needs. Our organizational documents do not limit our capacity to use leverage or the amount we may use. We may choose to utilize asset specific debt or a corporate credit facility. Our financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our business strategies and in turn add value to stockholders. We may from time to time use derivative instruments primarily to hedge against our cash flows.
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
REIT Regulations. Each of Ashford Prime and Ashford Trust has elected and is qualified and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As REITs, such companies must currently distribute, at a minimum, an amount equal to 90% of their taxable income. In addition, such companies must distribute 100% of taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If either Ashford Prime or Ashford Trust fails to continue to qualify as a REIT in any taxable year, it is subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if such companies continue to qualify for taxation as REITs, they may be subject to state and local income taxes and to federal income tax and excise tax on their undistributed income. Under the Protecting Americans from Tax Hikes Act of 2015, enacted on December 18, 2015, several Internal Revenue Code provisions relating to REITs and their stockholders were revised. These new rules were enacted with varying effective dates, some of which were retroactive.
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
Affordable Care Act. We could be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA") if we did not offer affordable, minimum value health care coverage to substantially all of our full-time employees and their dependents. Any such penalty would be based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $200,000 as we had 108 full-time employees as of December 31, 2015.
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
Competition
The asset management industry is highly competitive. We compete on an industry, regional and niche basis based on a number of factors, including ability to raise capital, investment opportunities and performance, transaction execution skills, access to and retention of qualified personnel, reputation, range of products, innovation and fees for our services. Our clients compete with many third parties engaged in the hotel industry, including other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. Some of these competitors, including other REITs and private real estate companies and funds may have substantially greater financial and operational resources than Ashford Prime or Ashford Trust and may have greater knowledge of the markets in which we seek to invest. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Future competition from new market entrants may limit the number of suitable investment opportunities offered to Ashford Prime and Ashford Trust. It may also result in higher prices, lower yields and a more narrow margin over the borrowing cost for Ashford Prime and Ashford Trust, making it more difficult to originate or acquire new investments on attractive terms. Certain competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue potential investments and raise capital for their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities that we may want to pursue.
Ashford Prime and Ashford Trust each compete with many third parties engaged in the hotel industry. Competition in the hotel industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which properties are located and includes competition from existing and new hotels. We believe that hotels that are affiliated with leading national brands, such as the Marriott or Hilton brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and RevPAR of the hotels owned by Ashford Prime or Ashford Trust or may require capital improvements that otherwise would not have to be made, which may result in decreases in the profitability of Ashford Prime or Ashford Trust and decreased advisory fees to us. Since the fees we receive are based upon total equity market capitalization and total shareholder returns, such fees are impacted by relative performance of the share price of Ashford Trust and Ashford Prime compared to competitive REITs.

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
Employees
At December 31, 2015, we had 108 full time employees. These employees directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions for Ashford Prime and Ashford Trust.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

Access To Reports and Other Information
We maintain a website at www.ashfordinc.com. On our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
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
The asset and investment management businesses are highly competitive. Competition in these businesses is driven by a variety of factors including: asset and investment performance; the quality of service provided to the companies and investment funds we advise; investor perception of an asset and investment manager’s drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the duration of relationships with investors; brand recognition; and business reputation. We expect to face competition primarily from other asset and investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties. A number of factors serve to increase our competitive risks:

•	other asset and investment managers may have greater financial, technical, marketing and other resources and more personnel than we do;

•	other asset managers may offer more products and services than we do or be more adept at developing, marketing and managing new products and services than we are;

•	Ashford Prime, Ashford Trust, other companies that we may advise and any investment funds we manage may not perform as well as the clients of other asset or investment managers;

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

The investments of the entities we currently advise are concentrated in the hotel industry. Our business would be adversely affected by an economic downturn in that sector, and we will be significantly influenced by the economies and other conditions in the specific markets in which our asset management clients operate.
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
We are currently subject to legal proceedings related to our advisory agreement with Ashford Prime which, if adversely determined, could have a material adverse effect on our business.
On February 3, 2016, Sessa Capital (“Sessa”) filed an action (the “Maryland Action”) in the Circuit Court for Baltimore City, Maryland, captioned Sessa Capital (Master) L.P. v. Bennett, et al., Case No. 24-C-16-000557 (Baltimore City Cir. Ct. 2016), against the Company, Ashford Prime, the members of the Ashford Prime board of directors and Ashford LLC. The Maryland Action generally alleged that the directors of Ashford Prime breached their fiduciary duties in connection with the June 2015 amendments to the Company’s advisory agreement with Ashford Prime, and that the Company aided and abetted those breaches of fiduciary duties. On March 1, 2016, the Company filed a motion to dismiss the Maryland Action.
On March 14, 2016, Sessa dismissed the Maryland Action and filed counterclaims in the United States District Court for the Northern District of Texas against the Company, Ashford Prime and the members of Ashford Prime’s board of directors, in an existing case captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG). These counterclaims include substantially the same claims against the Company as previously asserted by Sessa in the Maryland Action, and seek an injunction prohibiting Ashford Prime from paying a termination fee to the Company in the event that Ashford Prime stockholders elect new directors constituting a majority of the AHP board. The Company intends to vigorously defend this action.
We are predominantly dependent on Ashford Prime and Ashford Trust as our only current asset management clients for substantially all of our operating revenue, the loss of either of which, or their failure or inability to pay any amounts owed to us, including under their advisory agreements, could adversely affect our business, financial condition, prospects and results of operations.
Ashford Prime and Ashford Trust are the only companies for which we currently provide asset management advisory services. Therefore, our business is subject to the risks of the businesses of each entity. The loss or failure of either company, termination of either advisory agreement, the failure or inability of either company to pay us any amounts owed under their respective advisory agreements, and particularly their failure or inability to pay all or a portion of any applicable termination fee, would adversely affect our business, financial condition, prospects and results of operations. Additionally, these companies could sell assets over time, decreasing their market capitalization, and thereby cause our advisory fees to decrease, which would adversely affect our results of operations and financial condition.
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
Some of the historical financial information we have included in this Annual Report on Form 10-K has been prepared from the accounting records of Ashford Trust and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as an independent company during such periods presented. Certain of the historical costs and expenses reflected in our financial statements include an allocation for certain indirect items including salaries, equity-based compensation and general and administrative expenses pro rata based on an estimate of expenses had the business been run as an independent entity. The allocation methods include relative head count and management’s knowledge of the respective operations of the asset management and advisory business. Such historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
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
Anti-takeover provisions in our constituent documents and Delaware law might discourage or delay acquisition attempts for us that our stockholders might consider favorable.
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
We are subject to reporting and other obligations under the Exchange Act. In April 2012, the JOBS Act was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to:

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
We identified material weaknesses in our internal controls over financial reporting that existed for the three months ended March 31, 2015.  If we fail to properly identify or remediate any future weaknesses or deficiencies, or fail to achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In August 2015, we became aware of deficiencies in the effectiveness of our controls that led to the following errors in our financial statements: (i) a misstatement related to income tax expense and deferred tax assets resulting from improper consideration of carryback potential of certain deferred tax assets in assessing whether it is more likely than not that a portion of our deferred tax assets will be realized, and (ii) a misstatement relating to the consolidation of certain private investment funds managed by AIM. These errors indicate design deficiencies in our controls surrounding management’s preparation and review of (i) our interim income tax provision and (ii) analysis supporting variable interest entity (“VIE”) consolidation. We corrected these errors and restated our historical unaudited interim condensed financial statements as of March 31, 2015; however the lack of proper controls resulted in material weaknesses in internal control over financial reporting as defined in PCAOB Auditing Standard No. 5. To address the material weaknesses, we have (i) hired additional accounting personnel, (ii) segregated certain tax and accounting functions to provide for additional review functions of our income tax provision and technical accounting conclusions with respect to consolidation matters, and (iii) implemented a practice of hiring outside consultants to assist management in evaluating technical accounting matters, including but not limited to consolidation matters.

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
The laws and regulations governing our business or the businesses of our clients, or the regulatory or enforcement environment at the federal level or in any of the states in which we or our clients operate, may change at any time and may have an adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased in over time, will significantly affect the administration of health care services and could significantly impact our cost of providing employees with health care insurance. Our operating entity, Ashford LLC is treated as a partnership for federal income tax purposes. Note that although partnerships have traditionally not been subject to federal income tax at the entity level, new audit rules, currently scheduled to become effective for tax years ending after December 13, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Investors are urged to consult with their tax advisors regarding the possible effect of the new rules. We are unable to predict how these or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreements, our mutual exclusivity agreement, the tax matters agreement and other agreements entered into in connection with our separation from Ashford Trust were not negotiated on an arm’s-length basis, and we may be unable to enforce or may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford Trust and Ashford Prime and/or pending or future legal proceedings.
Because our officers and two of our directors are also officers of Ashford Trust and Ashford Prime and have ownership interests in Ashford Trust and Ashford Prime, our separation and distribution agreement, our advisory agreements, our mutual exclusivity agreement, the tax matters agreement and other agreements entered into in connection with our separation from Ashford Trust were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford Prime and Remington Lodging. For example, we are entitled to indemnification from Ashford Trust OP in the event of breaches of certain provisions of, or misrepresentations made in, the separation and distribution agreement. In addition, we may be unable to enforce certain provisions of our advisory agreements with Ashford Prime or Ashford Trust, including as a result of pending or future legal proceedings. See “Risk Factors- We are currently subject to legal proceedings related to our advisory agreement with Ashford Prime which, if adversely determined, could have a material adverse effect on our business.”
Our assumption of Ashford Trust’s deferred compensation obligations may dilute your interest in our common stock.
In connection with our separation from Ashford Trust, we assumed all of the obligations of Ashford Trust’s deferred compensation plan, which plan had only two participants, Mr. Monty J. Bennett and his father Mr. Archie Bennett, Jr. Both Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. elected to invest their deferred compensation accounts in our common stock. As a result, we have an obligation to issue approximately 195,000 shares of our common stock to Mr. Monty J. Bennett over five years beginning in 2018, which is the end of Mr. Monty Bennett’s deferral period. We also have an obligation to issue approximately 15,000 remaining shares of our common stock to Mr. Archie Bennett, Jr., over five years beginning in 2018, which is the end of Mr. Archie Bennett’s deferral period. The issuance of these shares of our common stock will dilute current stockholder’s and, if all such shares are issued, may result in a change of control of our company.
Our relationships with Remington Lodging, Ashford Trust, Ashford Prime and AIM could create significant conflicts of interest.
Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chief executive officer of Remington Lodging and as the chief executive officer and chairman of the board of each of Ashford Trust and Ashford Prime. Additionally, Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington Lodging. Mr. Monty J. Bennett’s management obligations to Remington Lodging, Ashford Trust and Ashford Prime reduce the time and effort he spends managing our company, and his duties to us as a director and officer may conflict with his duties to, and pecuniary interest in, Remington Lodging, Ashford Trust and Ashford Prime.
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

Under the terms of our mutual exclusivity agreement with Remington Lodging, we may be obligated to utilize Remington Lodging as a property manager for hotels, if any, we may acquire in the future as well as future platforms that we advise, to the extent we have the discretion to do so, even if the utilization of Remington Lodging for such property management may not be the most advantageous for our hotels or future clients.
Our mutual exclusivity agreement with Remington Lodging requires us to utilize Remington Lodging to provide property management, project management and development services for all hotels, if any, that we may acquire as well as all hotels that future companies we advise may acquire, to the extent that we have the right, or control the right, to direct such matters, unless our independent directors either (i) unanimously vote not to utilize Remington Lodging for such services or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington Lodging because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Lodging or that another manager or developer could perform the duties materially better. In exchange for our agreement to engage Remington Lodging for such services for all hotels, if any, that we may acquire as well as all future companies that we advise, Remington Lodging has agreed to grant to any such future clients a first right of refusal to purchase any investments identified by Remington Lodging and any of its affiliates that meet the initial investment criteria of such entities, as identified in the advisory agreement between us and such entities, subject to any prior rights granted by Remington Lodging to other entities, including Ashford Trust, Ashford Prime and us. Mr. Monty J. Bennett will potentially benefit from the receipt of property management fees, project management fees and development fees by Remington Lodging from us and such future companies that we advise. See “Item 1. Business—Our Mutual Exclusivity Agreement.” Mr. Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present him with conflicts of interest in making management decisions related to the commercial arrangements between us, the clients we advise and Remington Lodging.
Under the terms of our mutual exclusivity agreement with Remington Lodging, Remington Lodging may be able to pursue lodging investment opportunities that compete with the businesses that we advise.
Pursuant to the terms of our mutual exclusivity agreement with Remington Lodging, if investment opportunities that satisfy the investment criteria of Ashford Trust, Ashford Prime or one of our future clients are identified by Remington Lodging or its affiliates, Remington Lodging will give such entity a written notice and description of the investment opportunity. The applicable entity will generally have 10 business days to either accept or reject the investment opportunity. If such entity rejects the opportunity, Remington Lodging may then pursue such investment opportunity, subject to any right of first refusal contractually granted by Remington Lodging to any other entity. As a result, it is possible that Remington Lodging could pursue an opportunity that fits within the investment criteria of an entity that we advise and compete with that entity or compete with us. In such a case, Mr. Monty J. Bennett, our chief executive officer and chairman, in his capacity as chief executive officer of Remington Lodging could be in a position of directly competing with us or an entity that we advise.
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
Our executive officers, who are also executive officers of each of Ashford Trust and Ashford Prime, including our chief executive officer, who is also an executive officer of Remington Lodging, face competing demands relating to their time as well as potential conflicts of interest, and this may adversely affect our operations.
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
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Litigation in connection with conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business and our ability to attract investors for future vehicles. See “Risk Factors- We are currently subject to legal proceedings related to our advisory agreement with Ashford Prime which, if adversely determined, could have a material adverse effect on our business.”
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
Risks Related to the Transactions
The Transactions may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the Transactions in a timely manner could negatively affect our ability to achieve the benefits associated with the Transactions and could negatively affect our share price and future business and financial results.
The Transactions are currently expected to close during the first half of 2016, assuming that all of the conditions in the Remington Acquisition Agreement are satisfied or waived. The Remington Acquisition Agreement provides that either the Company or Archie Bennett Jr., Monty J. Bennett, MJB Investments, LP and Mark A. Sharkey (together, the “Remington Sellers”) may terminate the Remington Acquisition Agreement if the closing of the Transactions has not occurred by June 30, 2016. To complete the Transactions, our stockholders must approve the contribution of substantially all of the Company’s assets and all of the Company’s business operations to Ashford Advisors, Inc. (“Ashford Advisors”) and the potential issuance of shares of the Company’s common stock that may occur pursuant to the Transactions. In addition, the Remington Acquisition Agreement contains additional closing conditions, which may not be satisfied or waived. Certain events outside our control may delay or prevent the consummation of the Transactions. Delays in consummating the Transactions or the failure to consummate the Transactions at all may cause us to incur significant additional costs and to fail to achieve the anticipated benefits associated with the Transactions. In addition, pursuant to the Remington Acquisition Agreement, both the Company and Remington Lodging are subject to certain restrictions on the conduct of their respective businesses prior to completing the Transactions. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain significant capital projects, undertaking certain significant financing transactions and otherwise pursuing other actions that are not in our ordinary course of business, even if such actions would prove beneficial. We cannot assure you that the conditions to the completion of the Transactions will be satisfied or waived or that any adverse event, development, or change will not occur, and we cannot provide any assurances as to whether or when the Transactions will be completed.
Delays in consummating the Transactions or the failure to consummate the Transactions at all could also negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Transactions will be consummated. If the Transactions are not consummated for any reason, our ongoing business could be adversely affected, and we will be subject to several risks, including:

•
the payment by us of certain costs, including termination fees of $6.7 million if the Remington Acquisition Agreement is terminated by the Company as a result of a Company Intervening Event (as defined in the Remington Acquisition Agreement) or a Company Superior Proposal (as defined in the Remington Acquisition Agreement); and

•	the diversion of management focus and resources from operational matters and other strategic opportunities while working to consummate the Transactions.
In addition, if the Transactions are not completed, the Company may experience negative reactions from the financial markets and from its employees and other stakeholders. The Company could also be subject to litigation related to any failure to complete the Transactions or to enforcement proceedings commenced against us to compel to perform our obligations under the Remington Acquisition Agreement. If the Transactions are not completed, the Company cannot assure its stockholders that these risks will not materialize and will not materially affect our business, financial results and the stock price.

The Transactions may not be accretive to our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations.
The Transactions may not be accretive to our stockholders. While it is intended that the Transactions be accretive to our performance metrics, there can be no assurance that this will be the case, as, among other things, the expenses we assume as a result of the Transactions may be higher than we anticipate, or revenue from Remington Lodging's business may decrease. The failure of the Transactions to be accretive to our stockholders could have a material adverse effect on our business, financial condition and results of operations.
We may not manage the Transactions effectively in such a manner that we do not realize the anticipated benefits of the Transactions.
We may not manage the Transactions effectively. The Transactions could be a time-consuming and costly process. The combined company may encounter potential difficulties, including, among other things:

•
the inability to successfully combine Remington Lodging's business with our Company in a manner that permits each of the businesses to operate effectively or efficiently, which could result in the anticipated benefits of the Transactions not being realized in the timeframe currently anticipated or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Transactions;

•	performance shortfalls as a result of the diversion of management's attention caused by completing the Transactions and integrating the companies' operations; and

•	ensuring Remington Lodging does not fail to qualify as an eligible independent contractor within the meaning of the Internal Revenue Code as it relates to REITs and hotel properties.
For all these reasons, you should be aware that it is possible that the Transactions could result in the distraction of management, the disruption of the ongoing businesses or inconsistencies in the each business's operations, services, standards, controls, procedures and policies. Therefore, the failure to plan and manage the Transactions effectively could have a material adverse effect on our business, financial condition and results of operations.
We will become exposed to risks to which we have not historically been exposed, including liabilities of, and business risks inherent to, Remington Lodging's business.
The Transactions will expose us to risks to which we have not historically been exposed. As a result of the Transactions, we will acquire liabilities of Remington Lodging and be subject to ongoing liabilities and business risks inherent to the business of Remington Lodging. Also, we could be subject to additional liabilities as a result of the approximately 7,900 employees who are currently employed by Remington Lodging and could subject us to additional potential liabilities that employers commonly face, such as workers' disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.
Addressing these liabilities also could distract management, disrupt our ongoing business or result in inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with our lenders, joint venture partners, vendors and employees or to achieve all or any of the anticipated benefits of the Transactions.
Remington Lodging is treated as a partnership for federal income tax purposes. Note that although partnerships have traditionally not been subject to federal income tax at the entity level, new audit rules, currently scheduled to become effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from the audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Investors are urged to consult with their tax advisors regarding the possible effect of the new rules.
The acquisition of Remington Lodging, including its liabilities, and the incurrence by us of ongoing liabilities and business risks inherent to Remington Lodging's business could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

Because the management agreements of Remington Lodging are subject to termination in certain circumstances, any such termination could have a material adverse effect on our business, results of operations, and financial condition.
The management agreements under which Remington Lodging provides services to hotels are subject to customary termination provisions. Any termination of a management agreement could have a material adverse effect on our business, results of operations and financial condition. Poor performance of Remington Lodging's business could cause a decline in our revenue, income and cash flow. In the event that Remington Lodging's business was to perform poorly, our revenue, income and cash flow could decline. Accordingly, poor performance may deter future investment in the Company.
The market price of our common stock may decline as a result of the Transactions.
The market price of our common stock may decline as a result of the Transactions if we do not achieve the perceived benefits of the Transactions as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Transactions on our financial results is not consistent with the expectations of financial or industry analysts. The Transactions are expected to be accretive to our performance metrics. The extent and duration of any accretion will depend on several factors, including the amount of transaction-related expenses that are charged against our earnings. If expenses charged against earnings are higher than we expected, the amount of accretion in 2016 could be less than currently anticipated and the Transactions may not turn out to be accretive (or may be less accretive than currently anticipated). In such event, the price of our common stock could decline.
In addition, the risks associated with implementing our long-term business plan and strategy following the Transactions may be different from the risks related to our existing business and trading price of our common stock to be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Item 3. Legal Proceedings
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Transactions was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or, in the alternative, an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper.
The outcome of this matter cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the consummation of the Transactions, and an adverse judgment granting permanent injunctive relief could indefinitely prohibit consummation of the Transactions. The defendants have not yet responded to the complaint but intend to defend the claims raised in this lawsuit.
On February 3, 2016, Sessa filed the Maryland Action in the Circuit Court for Baltimore City, Maryland, captioned Sessa Capital (Master) L.P. v. Bennett, et al., Case No. 24-C-16-000557 (Baltimore City Cir. Ct. 2016), against the Company, Ashford Prime, the members of the Ashford Prime board of directors and Ashford LLC. The Maryland Action generally alleged that the directors of Ashford Prime breached their fiduciary duties in connection with the June 2015 amendments to the Company’s advisory agreement with Ashford Prime, and that the Company aided and abetted those breaches of fiduciary duties. On March 1, 2016, the Company filed a motion to dismiss the Maryland Action.
On March 14, 2016, Sessa dismissed the Maryland Action and filed counterclaims in the United States District Court for the Northern District of Texas against the Company, Ashford Prime and the members of Ashford Prime’s board of directors, in an existing case captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG). These counterclaims include substantially the same claims against the Company as previously asserted by Sessa in the Maryland Action, and seek an injunction prohibiting Ashford Prime from paying a termination fee to the Company in the event that Ashford Prime stockholders elect new directors constituting a majority of the AHP board. The Company intends to vigorously defend this action.
The Company is engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss resulting from legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position or results of operations of the Company. However, the final results of legal proceedings cannot be predicted with certainty and if the Company fails to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s financial position or results of operations could be materially adversely affected in future periods.
Item 4. Mine Safety Disclosures
Not Applicable
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock has been listed and traded on the NYSE MKT under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 11, 2016, there were approximately 153 holders of record.
The following table sets forth the high and low intraday sales prices of our common stock for the period from November 13, 2014, the date our common stock commenced trading on the NYSE MKT, through December 31, 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$157.58	$116.42	$88.83	$70.05
Low	93.00	83.87	50.00	52.06
Close	118.76	87.27	63.45	53.25

2014
High	$—	$—	$—	$131.01
Low	—	—	—	54.00
Close	—	—	—	94.00
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
No dividends have been declared or paid as of and for the year ended December 31, 2015.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	375,658	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	375,658
____________________
(1) As of December 31, 2015, 375,658 shares of our common stock, or securities convertible into 375,658 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. The 2014 Incentive Plan contains a provision in which there is an automatic increase of authorized shares on January 1 of each year equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan, less shares available under the 2014 Incentive Plan as of December 31 of the previous year. After application of this provision, as of January 1, 2016, we have 378,825 shares of our common stock, or securities convertible into 378,825 shares of our common stock available for issuance under our 2014 Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from November 13, 2014, the date our stock began trading on the NYSE MKT, through December 31, 2015, assuming an initial investment of $100 in stock on November 13, 2014, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 and the Dow Jones Asset Manager Index
Purchases of Equity Securities by the Issuer
There were no purchases of any of our common stock by the Company during any of the months in the fourth quarter of 2015.
Item 6. Selected Financial Data
You should read the following selected financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical balance sheets of Ashford Inc. and our historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data”.
The selected financial information for periods beginning prior to our spin-off from Ashford Trust in November 2014,is a combination of the historical financial information for Ashford Trust’s asset management business (comprised of Ashford LLC and certain assets, liabilities and operations of Ashford Trust OP), which was separated from Ashford Trust in November 2014. Our asset management business is reflected in the financial statements for such periods as if it were operated wholly within an entity separate from Ashford Trust, however there was no separate legal entity during such periods.

The selected historical financial information as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, has been derived from the audited financial statements included in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial information as of December 31, 2013 and 2012, and for the years ended December 31, 2012 and 2011, has been derived from audited financial statements not included in this Annual Report on Form 10-K. The selected historical financial information as of December 31, 2011, was derived from unaudited financial statements not included in this Annual Report on Form 10-K.
The selected financial information below and the financial statements included in “Item 8. Financial Statements and Supplementary Data” do not necessarily reflect what our results of operations, financial position and cash flows would have been if we had operated Ashford Trust’s asset management business as a stand-alone publicly traded company during all periods presented, and, accordingly, this historical information should not be relied upon as an indicator of our future performance. The following table presents selected financial information (in thousands, except share amounts):

	Year Ended December 31,
	2015	2014	2013	2012	2011

Statement of Operations Data:
Total revenue	$58,981	$17,288	$960	$—	$—
Total expenses	$60,332	$63,586	$48,672	$38,182	$32,817
Net loss	$(12,044)	$(47,081)	$(47,719)	$(38,182)	$(32,817)
Net loss attributable to the Company	$(1,190)	$(46,410)	$(47,719)	$(38,182)	$(32,817)
Diluted loss per common share	$(4.45)	$(23.43)	$(24.09)	$(19.27)	$(16.57)
Weighted average diluted common shares	2,203	1,981	1,981	1,981	1,981
Balance Sheet Data:					(unaudited)
Cash and cash equivalents	$50,272	$29,597	$600	$—	$—
Total assets	$166,991	$49,230	$2,322	$640	$627
Total liabilities	$30,115	$33,912	$8,081	$7,055	$5,861
Total equity (deficit)	$136,636	$14,894	$(5,759)	$(6,415)	$(5,234)
Total liabilities and equity/deficit	$166,991	$49,230	$2,322	$640	$627
Other Data:
Cash flows (used in) provided by:
Operating activities	$22,454	$(25,074)	$(22,445)	$(19,728)	$(20,823)
Investing activities	$(7,637)	$(3,471)	$(366)	$(167)	(115)
Financing activities	$5,858	$57,542	$23,411	$19,895	20,938
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

Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of March 11, 2016, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
Our principal business objective is to provide asset management and other advisory services to other entities. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Ashford Prime. In our capacity as the advisor to Ashford Trust and Ashford Prime, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Ashford Prime, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Ashford Prime to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible, but may in the future be responsible, for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Ashford Prime, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Ashford Prime.
Recent Developments
On June 10, 2015, the independent directors of the Company approved amended and restated advisory agreements with Ashford Trust and Ashford Prime, effective as of June 10, 2015. The amendments, among other things, permit Ashford Trust and Ashford Prime to engage an asset manager other than the Company with respect to any properties acquired by them, if Ashford Trust or Ashford Prime and the Company determine that such property would be uneconomic to Ashford Trust or Ashford Prime without incentives; shorten the initial term of each advisory agreement to ten years; extend the renewal terms to five years; provide for key money investments by Ashford LLC to facilitate Ashford Trust’s or Ashford Prime’s acquisition of properties under certain conditions, including Ashford LLC becoming the asset manager for the acquired property and receiving related asset management and other fees, as applicable; adjust the base fee payable to Ashford LLC to a declining sliding scale percentage of total market capitalization of Ashford Trust or Ashford Prime above $6.0 billion; clarify the calculation of the termination fee; allow Ashford LLC to terminate each advisory agreement upon a Change of Control in Ashford Trust or Ashford Prime, as applicable, (as defined in the applicable advisory agreement) and require Ashford Trust or Ashford Prime to pay a termination fee to Ashford LLC upon such termination; and grant Ashford LLC repurchase rights with respect to its shares held by Ashford Trust or Ashford Prime upon any termination of the applicable advisory agreement.
On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust, which closed in June 2015. The $4.0 million obligation is included in non-current “other assets” and “Due from Ashford Trust OP, net” on our balance sheet as of December 31, 2015. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value of $1.8 million assigned to the common stock was based on an average of the previous 10-day closing prices as of July 1, 2015. The key money consideration was paid on September 14, 2015. In return for the key money consideration Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, $99,000 of advisory revenue was reclassified to lease revenue for the year ended December 31, 2015. Lease revenue is included in “other” revenue in the statements of operations.
In June 2015, Ashford Trust’s board of directors modified its investment strategy to focus predominantly on upscale and upper-upscale, full-service hotels. In January 2016, Ashford Trust announced its plan to pursue the sale of 24 select -service hotels in small groups and/or individually. Further, Ashford Trust will pursue the opportunistic sales of its other 38 non-core select-service hotels over time. Ashford Inc. management continues to be interested in sponsoring a platform with a specific investment strategy focused on owning select-service hotels.
On September 17, 2015, we entered into the Remington Acquisition Agreement. Under the Remington Acquisition Agreement, Ashford Inc.’s existing business along with 80% of Remington Lodging limited partner interest will be contributed to a new subsidiary of the Company, Ashford Advisors. The total consideration will be in the form of 916,500 shares of Ashford Advisors Class B non-voting common stock, representing a 29.4% initial ownership in Ashford Advisors with an estimated fair value of approximately $91.7 million; (ii) 9,200,000 shares of Ashford Advisors 6.625% non-voting convertible preferred stock with an estimated fair value of approximately $230.0 million; and (iii) $10.0 million zero coupon note payable issued by Remington Hospitality Management, Inc., a wholly owned subsidiary of Ashford Advisors, with an estimated fair value of approximately $9.0 million.
The Ashford Advisors preferred and common stock and the 20% interest retained by the Remington Sellers will be subject to certain put, call and/or conversion rights that could result in the Remington Sellers receiving subsidiary voting shares and/or preferred or common shares of the Company. This transaction is subject to customary closing conditions, including approval by the Company stockholders, and certain tax related conditions.
The incremental EBITDA that Ashford receives from Remington Lodging for managing properties for Ashford Trust and Ashford Prime will not be included in the calculation of any termination fees due under the advisory agreements. The Company’s board of directors has entered into side letter agreements with the boards of Ashford Trust and Ashford Prime that address the exclusion of this income from the termination fee calculation.
All of the equity received by the Remington Sellers in this transaction will be non-voting equity and we will be subject to an investor rights agreement that will limit the voting control for the Remington Sellers’ combined equity to no more than 25% for four years, and will provide the Remington Sellers with the right to nominate a director to the boards of each of the Company and Remington Hospitality Management, Inc. the Company will have contractual rights to acquire the remaining interest in Remington Lodging, including a right of first refusal for the life of the Company’s ownership as well as there being a formula to call that remaining ownership after ten years and a right to call the preferred after five years.
The Remington Acquisition Agreement contains termination rights for both the Company and Remington Lodging, including the right of either party to terminate the Remington Acquisition Agreement if the Transactions are not consummated before June 30, 2016. If the Remington Acquisition Agreement is terminated by the Company as provided in the Remington Acquisition Agreement, the Company is required to pay the Remington Sellers a termination fee of $6.7 million plus the costs and expenses incurred by them.
On March 8, 2016, our $3.0 million note receivable from one of the consolidated entities in which the noncontrolling interest holder has a 100% interest was converted into convertible preferred stock of the entity pursuant to a financing arrangement between the Company and such entity, upon the acquisition by Ashford Trust of convertible preferred stock of the entity.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes the changes in key line items from our statements of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue
Advisory services	$58,546	$17,144	$41,402	241.5%
Other	435	144	291	202.1%
Total revenue	58,981	17,288	41,693	241.2%
Expenses
Salaries and benefits	41,442	57,627	(16,185)	(28.1)%
Depreciation	799	359	440	122.6%
General and administrative	18,091	5,600	12,491	223.1%
Total expenses	60,332	63,586	(3,254)	(5.1)%
Operating loss	(1,351)	(46,298)	(44,947)	(97.1)%
Unrealized loss on investment in unconsolidated entity	(2,141)	—	2,141
Interest income	352	—	352
Dividend income	917	—	917
Unrealized loss on investments	(2,490)	—	2,490
Realized loss on investments	(5,110)	—	5,110
Other expenses	(155)	—	155
Loss before income taxes	(9,978)	(46,298)	(36,320)	(78.4)%
Income tax expense	(2,066)	(783)	1,283	163.9%
Net loss	(12,044)	(47,081)	(35,037)	(74.4)%
Loss from consolidated entities attributable to noncontrolling interests	10,852	647	10,205	1,577.3%
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	2	24	(22)	(91.7)%
Net loss attributable to the Company	$(1,190)	$(46,410)	$(45,220)	(97.4)%
Net Loss Attributable to the Company. Net loss attributable to the Company decreased $45.2 million, or 97.4%, to $1.2 million for the year ended December 31, 2015 (“2015”) compared to the year ended December 31, 2014 (“2014”) as a result of the factors discussed below.
Advisory Services Revenue. Advisory services revenue increased $41.4 million, or 241.5%, to $58.5 million for 2015 compared to 2014. The increase is primarily due to higher revenue of $38.7 million from Ashford Trust and $2.9 million from Ashford Prime. The increase related to Ashford Trust is due to earning revenue for the entire 2015 period as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The period prior to our spin-off only included advisory services revenue from our advisory agreement with Ashford Prime. The increase in revenue from Ashford Prime is due to earning an incentive fee of $1.3 million in 2015 and higher revenue of $1.5 million associated with equity grants, in which we record offsetting expense in an equal amount.
During 2015, advisory services revenue was comprised of base advisory fees of $42.5 million, incentive advisory fees of $1.3 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $8.5 million. Advisory services revenue also included $6.3 million of equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During 2014, advisory services revenue was comprised of a base advisory fee of $12.7 million, reimbursable overhead and internal audit reimbursements of $2.3 million and equity-based compensation of $2.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. In 2015, we earned an incentive fee of $1.3 million in connection with our advisory agreement from Ashford Prime. No incentive fee was earned in 2015 from Ashford Trust. No incentive fee was earned in 2014 in connection with our advisory agreements with Ashford Prime or Ashford Trust.

Other Revenue. Other revenue increased $291,000, or 202.1%, to $435,000 in 2015 compared to 2014. Other revenue of $435,000 for 2015 represents $195,000 of other non-advisory expense reimbursements from Ashford Trust, $141,000 of investment advisory revenue and $99,000 of lease revenue. In 2014, other revenue of $144,000 represented other non-advisory expense reimbursements from Ashford Trust from November 13, 2014, through December 31, 2014.
Salaries and Benefits Expense. Salaries and benefits expense decreased $16.2 million, or 28.1%, to $41.4 million for 2015 compared to 2014. The decrease in salaries and benefits was attributable to lower non-cash expense associated with our deferred compensation plan (“DCP”) of $17.1 million and lower non-cash equity-based compensation of $1.7 million, offset by higher expenses for cash salaries of $1.8 million, bonuses of $408,000 and payroll tax burden of $379,000.
In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in 2017.
In 2015, salaries and benefits expense consisted of $28.4 million of cash salaries and benefits, and $21.7 million of non-cash equity-based compensation partially offset by an $8.6 million non-cash gain associated with our DCP. Non-cash equity-based compensation consisted of $11.5 million associated with prior Ashford Trust equity grants, $3.9 million in connection with stock option grants and $6.3 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
In 2014, the $57.6 million of salaries and benefits expense included $25.8 million of cash salaries and benefits and $23.4 million of non-cash equity-based compensation and $8.5 million non-cash expense associated with our DCP. Non-cash equity-based compensation consisted of $21.0 million associated with Ashford Trust equity grants, $212,000 in connection with stock option grants and $2.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
Depreciation Expense. Depreciation expense increased $440,000, or 122.6%, to $799,000 for 2015 compared to 2014, as a result of furniture, fixtures and equipment additions since December 31, 2014.
General and Administrative Expense. General and administrative expenses increased $12.5 million to $18.1 million for 2015 compared to 2014 as a result of $4.6 million of transaction costs related to the Remington Lodging acquisition, higher professional fees of $2.9 million, office expense of $2.2 million, public company costs of $887,000, director costs of $565,000 and travel and other expenses of $1.4 million.
Unrealized Loss on Investment in Unconsolidated Entity. We recorded an unrealized loss in an unconsolidated investment fund of $2.1 million in 2015 for which AIM is the investment adviser. We did not have an unrealized loss on an investment in an unconsolidated entity in 2014.
Interest Income. Interest income was $352,000 for 2015 related to investments in the REHE Fund. There was no interest income in 2014 as the REHE Fund began operations in 2015.
Dividend Income. Dividend income was $917,000 for 2015 related to investments in the REHE Fund. There was no dividend income in 2014 as the REHE Fund began operations in 2015.
Unrealized Loss on Investments. Unrealized loss on investments was $2.5 million for 2015 related to investments and is based on changes in closing market prices during the period. There was no unrealized gain/loss on investments in 2014 as the Company did not begin operations of the REHE Fund or hold investments in securities until 2015.
Realized Loss on Investments. Realized loss on investments was $5.1 million for 2015 related to investments in the REHE Fund. There was no realized gain/loss on investments in 2014 as the REHE Fund began operations in 2015.
Other Expenses. Other expenses were $155,000 for 2015 and primarily relate to the REHE Fund. There were no other expenses in 2014.
Income Tax Expense. Income tax expense increased $1.3 million, from $783,000 in 2014, to $2.1 million in 2015. The increase in tax expense is due to the provision for federal and state income taxes for the entire year of 2015. During the period from January 1, 2014 through November 12, 2014 the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company, which were not subject to U.S. federal income taxes.

Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes during that period and only began providing for U.S. federal income taxes on November 13, 2014. The income tax expense in the 2014 period, prior to November 13, 2014, was related to Texas margin tax.
Our effective tax rates on income (loss) before income taxes for the year ended December 31, 2015, and the period after the spin-off from November 13, 2014, through December 31, 2014 were (20.7%) and (7.6%), respectively. The increase in the negative rate in 2015 as compared to the 2014 period was due to increases in permanent differences and increases in losses attributable to noncontrolling interest for which taxes are not the responsibility of the Company. The impact of these increases on the 2015 rate was partially offset by a reduction in the valuation allowance against our deferred tax assets. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $10.9 million in 2015 and $647,000 in 2014. At December 31, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $104.5 million. At December 31, 2014, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in one entity with a total carrying value of $(87,000).
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net losses of $2,000 in 2015 and $24,000 in 2014. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at both December 31, 2015 and 2014.
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
Net Loss Attributable to the Company. Net loss attributable to the Company decreased $1.3 million, or 2.7%, to a net loss of $46.4 million during 2014 compared to the year ended December 31, 2013 (“2013”) as a result of the factors discussed below.
Advisory Services Revenue. Advisory services revenue increased $16.2 million, from $960,000 in 2013, to $17.1 million during 2014. During 2014, advisory services revenue was comprised of a base advisory fee of $12.7 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $2.3 million and equity-based compensation of $2.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees. We recorded an offsetting expense in an equal amount included in “salaries and benefits.” Ashford Prime did not grant any equity awards to our officers and employees in 2013. During 2013, advisory services revenue was comprised of a base advisory fee of $878,000, reimbursable overhead and internal audit reimbursements of $82,000. No incentive management fee was earned for

2014 or 2013 in connection with our advisory agreements with Ashford Prime or Ashford Trust. For 2013, our advisory services revenue only included revenues from our advisory agreement with Ashford Prime, which began on November 19, 2013, upon its spin-off from Ashford Trust. Our 2014 advisory services revenue represented a full year of revenue from Ashford Prime. Additionally, upon our spin-off, we entered into an advisory agreement with Ashford Trust. As a result, we recognized advisory services revenue from Ashford Trust from November 13, 2014, through December 31, 2014.
Other Revenue. Other revenue represents $144,000 of other non-advisory expense reimbursements from Ashford Trust from November 13, 2014, through December 31, 2014. There was no other revenue for the year ended December 31, 2013.
Salaries and Benefits Expense. Salaries and benefits expense increased $11.4 million, or 24.8%, to $57.6 million in 2014. During 2014, salaries and benefits expense included $25.8 million of cash salaries and benefits, $23.4 million of non-cash equity-based compensation and an $8.5 million non-cash expense associated with our DCP. In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in earnings. Non-cash equity-based compensation consisted of $21.0 million associated with Ashford Trust equity grants, $212,000 in connection with stock option grants and $2.1 million associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount. During 2013, the $46.2 million of salaries and benefits expense included $21.2 million of cash salaries and benefits, $20.7 million of non-cash equity-based compensation and $4.3 million of non-cash deferred compensation resulting from modifications to the DCP in connection with the Ashford Prime spin-off from Ashford Trust in which plan participants were granted additional shares of Ashford Trust common stock. The increase in cash salaries and benefits was attributable to higher salary expense of approximately $3.0 million, bonus expense of approximately $720,000 and payroll tax burden of $851,000.
Depreciation Expense. Depreciation expense increased $139,000, or 63.2%, to $359,000 for the year ended December 31, 2014, as a result of furniture, fixtures and equipment additions in 2014.
General and Administrative Expense. General and administrative expenses increased $3.3 million, or 146.6%, to $5.6 million for 2014 as a result of higher office expense of $719,000, other accounting expense of $740,000, professional fees of $845,000, director costs of $232,000, travel and other expense of $234,000, stock-based compensation for stock grants to our independent directors, which vested immediately of $250,000 and dues and subscriptions of $302,000.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees, investments to grow our business and key money consideration. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, a possible revolving credit facility and future equity issuances.
Sources and Uses of Cash
As of December 31, 2015 and December 31, 2014, we had $50.3 million and $29.6 million of cash, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand and positive cash flow from operations. We anticipate using funds for operating expenses primarily attributable to paying our employees and for certain strategic investments including key money consideration.
Net Cash Flows Provided by (Used in) Operating Activities. For the years ended December 31, 2015 and 2014, operating activities provided net cash flows of $22.5 million and used net cash flows of $25.1 million, respectively. The increase in cash flows provided by operating activities was primarily a result of the completion of our spin-off from Ashford Trust, which resulted in additional advisory fees partially offset by additional general and administrative expenses as a result of becoming a public company. Cash flows from operations are also impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the REHE Fund.
Net Cash Flows Used in Investing Activities. For the year ended December 31, 2015, investing activities used net cash flows of $7.6 million. These cash flows consisted of investments in unconsolidated entities of $5.5 million and purchases of computer software, furniture, fixtures and equipment of $2.1 million. For the year ended December 31, 2014, investing activities used net cash flows of $3.5 million that was associated with purchases of computer software, furniture, fixtures and equipment.
Net Cash Flows Provided by Financing Activities. For the year ended December 31, 2015, net cash flows provided by financing activities was $5.9 million. These cash inflows consisted of $4.8 million of contributions from noncontrolling interests in consolidated entities, an excess tax benefit associated with stock-based compensation of $1.1 million, and net repayments of $69,000 associated with advances to employees for tax withholdings on restricted stock vestings. These inflows were partially offset by $77,000 of treasury share purchases associated with tax withholdings for restricted stock vestings and $10,000 of forfeitures of restricted shares. For the year ended December 31, 2014, net cash flows provided by financing activities was $57.5 million, which consisted of cash contributions from Ashford Trust OP to fund operations of $56.6 million and proceeds of $1.2 million from the sale of a noncontrolling interest in a consolidated entity slightly offset by advances to employees of $211,000.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see notes 1 and 2 to our financial statements.

Contractual Obligations and Commitments
The table below summarizes future obligations for our deferred compensation plan as of December 31, 2015 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations:
Deferred compensation plan (1)	$—	$2,261	$4,423	$4,521	$11,205
AIM Incentive Plan (2)	—	385	—	—	385
Remington Lodging acquisition cancellation fee (3)	6,700	—	—	—	6,700
Key money obligation (4)	4,000	—	—	—	4,000
Total contractual obligations	$10,700	$2,646	$4,423	$4,521	$22,290
__________
(1) Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s) (see note 12 to our financial statements).
(2) Distributions under the AIM incentive plan will be made in cash based on measurement as of March 31, 2018. The AIM incentive plan obligation is carried at amortized fair value (see note 12 to our financial statements).
(3) The Remington Acquisition Agreement contains termination rights for both the Company and Remington Lodging, including the right of either party to terminate the Remington Acquisition Agreement if the Transactions are not consummated before June 30, 2016. If the Remington Acquisition Agreement is terminated by the Company as provided in the Remington Acquisition Agreement, the Company is required to pay the Remington Sellers a termination fee of $6.7 million plus the costs and expenses incurred by them (see note 11 to our financial statements).
(4) In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust, which closed in June 2015. The $4.0 million obligation is included in “Due from Ashford Trust OP, net” on our balance sheet as of December 31, 2015 (see note 11 to our financial statements). Timing is based on the hotel renovation schedule.
As of December 31, 2015 and 2014, we had no long-term debt obligations, capital lease obligations. operating lease obligations or purchase obligations.
Critical Accounting Policies
Our accounting policies are fully described in note 2 to our financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and requiring management’s most difficult, subjective, and complex judgments.
Revenue Recognition. Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. The quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Prime and Ashford Trust, as defined in the amended advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s total stockholder return exceeds the total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met.
Income Taxes. We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At December 31, 2015, we recorded a valuation allowance of $6.2 million to partially reserve our deferred tax assets. At December 31, 2014, we recorded a valuation allowance of $7.5 million to fully reserve our deferred tax assets. We have provided these allowances primarily because of operating losses incurred for the period after the spin-off from November 12, 2014, through

December 31, 2014 and 2015. The losses represent significant negative evidence regarding the realizability of certain of our deferred tax assets.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
Equity-Based Compensation. We adopted an equity incentive plan that provides for the grant of restricted or unrestricted shares of our common stock, options to purchase our common stock and other share awards, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of the accounting guidance. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Ashford Prime in connection with providing advisory services that result in expense, included in “salaries and benefits,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
Prior to the spin-off, all equity-based compensation of Ashford Trust employees was allocated to the Company as all Ashford Trust employees became employees of the Company.
Recently Adopted Accounting Standards—In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard is effective for fiscal periods beginning after December 15, 2015. Early application is permitted. We maintain an investment in a limited partnership, which primarily invests in publicly traded equity securities, including put and call options on publicly traded equity securities. The value of our investment in this limited partnership is estimated using the net asset value of the limited partnership. We have elected to apply this standard and our investment is not included in our disclosures reflected within note 5 to the financial statements accordingly.
In November 2015, the FASB issued the ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. We have elected to apply this standard as of December 31, 2015 with prospective application. Adoption of this standard will only affect the presentation of our balance sheets and related disclosures and had no effect on our balance sheet as of December 31, 2014.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its simplification initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the effect that ASU 2015-16 will have on our financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In 2015, we purchased options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
We together with our wholly-owned subsidiaries do not hold any other financial instruments that subject us to market risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
14185 Dallas Parkway
Suite 1100
Dallas Texas 75254
We have audited the accompanying consolidated balance sheet of Ashford Inc., as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, statement of equity, and cash flow for the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford Inc. at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Inc. and subsidiaries

We have audited the accompanying balance sheet of Ashford Inc. and subsidiaries (the Company) as of December 31, 2014, and the related statements of operations and comprehensive loss, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashford Inc. and subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 24, 2015

ASHFORD INC. AND SUBSIDIARIES
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$50,272	$29,597
Restricted cash	5,684	3,337
Investments in securities	81,072	—
Prepaid expenses and other	1,909	1,360
Receivables	250	—
Due from Ashford Trust OP, net	5,856	8,202
Due from Ashford Prime OP	3,821	2,546
Total current assets	148,864	45,042
Investments in unconsolidated entities	3,335	—
Furniture, fixtures and equipment, net	6,550	4,188
Deferred tax asset	4,242	—
Other assets	4,000	—
Total assets	$166,991	$49,230
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$10,447	$9,307
Due to affiliates	782	1,313
Liabilities associated with investments in securities	983	—
Deferred compensation plan	—	175
Other liabilities	5,684	3,337
Total current liabilities	17,896	14,132
Accrued expenses	385	—
Deferred income	629	—
Deferred compensation plan, net of current portion	11,205	19,780
Total liabilities	30,115	33,912
Commitments and contingencies (note 7)
Redeemable noncontrolling interests in Ashford LLC	240	424
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,010,808 and 1,986,851 shares issued and 2,010,569 and 1,986,851 shares outstanding at December 31, 2015 and 2014, respectively	20	20
Additional paid-in capital	234,716	228,003
Accumulated deficit	(202,546)	(213,042)
Treasury stock, at cost, 239 shares at December 31, 2015	(25)	—
Total stockholders’ equity of the Company	32,165	14,981
Noncontrolling interests in consolidated entities	104,471	(87)
Total equity	136,636	14,894
Total liabilities and equity	$166,991	$49,230
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue
Advisory services	$58,546	$17,144	$960
Other	435	144	—
Total revenue	58,981	17,288	960
Expenses
Salaries and benefits	41,442	57,627	46,181
Depreciation	799	359	220
General and administrative	18,091	5,600	2,271
Total expenses	60,332	63,586	48,672
Operating loss	(1,351)	(46,298)	(47,712)
Unrealized loss on investment in unconsolidated entity	(2,141)	—	—
Interest income	352	—	—
Dividend income	917	—	—
Unrealized loss on investments	(2,490)	—	—
Realized loss on investments	(5,110)	—	—
Other expenses	(155)	—	—
Loss before income taxes	(9,978)	(46,298)	(47,712)
Income tax expense	(2,066)	(783)	(7)
Net loss	(12,044)	(47,081)	(47,719)
Loss from consolidated entities attributable to noncontrolling interests	10,852	647	—
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	2	24	—
Net loss attributable to the Company	$(1,190)	$(46,410)	$(47,719)
Comprehensive loss attributable to the Company	$(1,190)	$(46,410)	$(47,719)
Loss per share – basic:
Net loss attributable to common stockholders	$(0.60)	$(23.43)	$(24.09)
Weighted average common shares outstanding – basic	1,991	1,981	1,981
Loss per share – diluted:
Net loss attributable to common stockholders	$(4.45)	$(23.43)	$(24.09)
Weighted average common shares outstanding – diluted	2,203	1,981	1,981

See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC
	Shares	Amount			Shares	Amount
Balance at January 1, 2013	—	$—	$113,448	$(119,863)	—	$—	$—	$(6,415)	$—
Dividends associated with deferred compensation plan	—	—	—	(537)	—	—	—	(537)	—
Capital contributions	—	—	48,912	—	—	—	—	48,912	—
Net loss	—	—	—	(47,719)	—	—	—	(47,719)	—
Balance at December 31, 2013	—	$—	$162,360	$(168,119)	—	$—	$—	$(5,759)	$—
Equity-based compensation	—	—	462	2,423	—	—	—	2,885	—
Issuance of common stock	1,987	20	(20)	—	—	—	—	—	—
Dividends associated with deferred compensation plan	—	—	—	(567)	—	—	—	(567)	—
Reclass redeemable noncontrolling interests in Ashford LLC	—	—	(79)	—	—	—	—	(79)	79
Reclass deferred compensation plan to liability	—	—	(11,460)	—	—	—	—	(11,460)	—
Employee advances	—	—	(211)	—	—	—	—	(211)	—
Sale of consolidated noncontrolling interest	—	—	640	—	—	—	560	1,200	—
Capital contributions	—	—	76,311	—	—	—	—	76,311	—
Redemption value adjustment	—	—	—	(369)	—	—	—	(369)	369
Net loss	—	—	—	(46,410)	—	—	(647)	(47,057)	(24)
Balance at December 31, 2014	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	(1)	(77)	—	(77)	—
Forfeitures of restricted shares	—	—	—	—	—	(10)	—	(10)	—
Equity-based compensation	3	—	4,105	11,504	—	—	—	15,609	—
Issuance of common stock	20	—	1,363	—	—	—	—	1,363	—
Excess tax benefit on equity-based compensation	—	—	1,096	—	—	—	—	1,096	—
Deferred compensation plan distribution	1	—	80	—	1	62	—	142	—
Employee advances	—	—	69	—			—	69	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	115,410	115,410	—
Redemption value adjustment	—	—	—	182	—	—	—	182	(182)
Net loss	—	—	—	(1,190)	—	—	(10,852)	(12,042)	(2)
Balance at December 31, 2015	2,011	$20	$234,716	$(202,546)	—	$(25)	$104,471	$136,636	$240
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net loss	$(12,044)	$(47,081)	$(47,719)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	799	359	220
Straight-line rent amortization	—	(21)	(62)
Change in fair value of deferred compensation plan	(8,608)	8,495	—
Unrealized loss on investment in unconsolidated entity	2,141	—	—
Equity-based compensation	15,609	21,505	25,037
Excess tax benefit on equity-based compensation	(1,096)	—	—
Deferred tax benefit	(4,242)	—	—
Realized and unrealized loss on investments, net	(7,600)	—	—
Purchases of investments in securities	(174,812)	—	—
Sales of investments in securities	212,953	—	—
Distributions from investment in unconsolidated entity	24	—	—
Changes in operating assets and liabilities:
Restricted cash	(2,347)	(3,337)	—
Prepaid expenses and other	(1,196)	(497)	24
Receivables	(250)	—	—
Due from Ashford Trust OP, net	(1,007)	(8,849)	—
Due from Ashford Prime OP	(1,275)	(1,586)	(960)
Accounts payable and accrued expenses	2,725	1,934	963
Due to affiliates	(296)	667	52
Other liabilities	2,347	3,337	—
Deferred income	629	—	—
Net cash provided by (used in) operating activities	22,454	(25,074)	(22,445)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(2,137)	(3,471)	(366)
Investments in unconsolidated entities	(5,500)	—	—
Net cash used in investing activities	(7,637)	(3,471)	(366)
Cash Flows from Financing Activities
Proceeds from sale of consolidated noncontrolling interest	—	1,200	—
Excess tax benefit on equity-based compensation	1,096	—	—
Purchase of treasury shares	(77)	—	—
Forfeitures of restricted shares	(10)	—	—
Employee advances	69	(211)	—
Contributions from owner	—	56,553	23,411
Contributions from noncontrolling interests in consolidated entities	4,780	—	—
Net cash provided by financing activities	5,858	57,542	23,411
Net change in cash	20,675	28,997	600
Cash at beginning of period	29,597	600	—
Cash at end of period	$50,272	$29,597	$600

	Year Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Information
Interest paid	$42	$—	$—
Income taxes paid	5,966	215	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Contributions of securities from noncontrolling interests in consolidated entities	$110,630	$—	$—
Contributions associated with non-cash compensation	—	18,620	25,037
Dividends associated with deferred compensation plan	—	567	537
Contributions associated with deferred compensation plan	—	747	464
Dividends declared but not paid	—	—	180
Distribution from deferred compensation plan	142	—	—
Capital expenditures accrued but not paid	192	530	—
Capital additions associated with common stock issuance	1,363	—	—
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014, that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury, upper-upscale and upscale hotels with RevPAR of at least twice the then-current U.S. national average in gateway and resort locations. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (“Code”), and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
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
Ashford Investment Management, LLC (“AIM”) is an indirect subsidiary of Ashford Inc., established as an investment adviser to any private securities funds sponsored by us or our affiliates (the “Funds”). AIM became a registered investment adviser with the Securities and Exchange Commission on January 5, 2015. AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, serves as the general partner of any Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own approximately 60% of Management Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays, III own, in the aggregate, 40% of Performance Holdco. AIM, AIM GP, Management Holdco, Performance Holdco and AIM General Partner, LLC are all consolidated by Ashford Inc. as it has control.
AIM currently serves as investment adviser to AIM Real Estate Hedged Equity Master Fund, L.P. (the “Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund has two limited partners: AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “U.S. Fund”), a U.S. investment limited partnership, and AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. (the “Offshore Fund”), a Cayman Islands exempted investment company (collectively, the “Feeder Funds”). The Feeder Funds invest substantially all of their assets in the Master Fund. The Master Fund is managed by AIM GP and AIM. The Master Fund, the U.S. Fund and the Offshore Fund are collectively known as the “REHE Fund.” AIM is entitled to receive an investment management fee equal to 1.5% to 2.0% of the beginning quarterly capital account balance of certain limited partners. AIM GP serves as the general partner to the U.S. Fund and the Master Fund. As such, it is entitled to receive a performance allocation, which is earned annually and equals 15% to 20% of positive changes in the capital account balance of certain of its limited partners. Ashford Prime, Ashford Trust and other limited partners are not obligated to pay

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

any portion of the management fee or the performance allocation to AIM or AIM GP, as applicable, but do share pro rata in all other applicable expenses.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination—The accompanying consolidated financial statements, subsequent to our spin-off, include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements. The REHE Fund is an investment company and follows the accounting and reporting guidance in Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 946.
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
The REHE Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the REHE Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the REHE Fund. As of December 31, 2015 the REHE Fund holds approximately $108.1 million of total assets that primarily consists of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the REHE Fund. Additionally, as of December 31, 2015 the REHE Fund has liabilities of $1.1 million that primarily consists of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc. There were no REHE assets or liabilities in the 2014 period as the REHE Fund began operations in 2015.
We hold a variable interest, in the form of a note receivable, in one of the consolidated entities in which the noncontrolling interest holder has a 100% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of December 31, 2015 and December 31, 2014, the note receivable had an outstanding balance of $3.0 million and $420,000, respectively, which is eliminated in consolidation. At December 31, 2015, this entity held approximately $653,000 of total assets that primarily consists of cash and cash equivalents and other assets that can only be used to settle the obligations of that entity. Additionally, at December 31, 2015, that entity had accounts payable and accrued expenses of $177,000 for which creditors do not have recourse to Ashford Inc.
Use of Estimates—The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
Noncontrolling Interests—The redeemable noncontrolling interests in Ashford LLC represent the members’ proportionate share of equity in earnings/losses of Ashford LLC, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these members’ common unit holdings throughout the period. The redeemable noncontrolling interests in Ashford LLC is classified in the mezzanine section of the balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because these redeemable operating units may be redeemed by the holder.. The carrying value of the noncontrolling interests in Ashford LLC is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable at December 31, 2015, and noncontrolling ownership interests of 40% in AIM and 100% in the entity in which we hold a variable interest in the form of a note receivable at December 31, 2014.
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
Salaries and Benefits—Salaries and benefits are expensed as incurred. Prior to the spin-off, salaries and benefits included an allocation of 100% of salaries and benefits of the employees of Ashford Trust and an allocation of 100% of employee equity-based compensation from Ashford Trust. All such expenses were allocated to Ashford Inc. because these expenses have historically been incurred by the asset management business of Ashford Trust. In the opinion of management, such allocations were considered reasonable. Salaries and benefits includes expense for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See further discussion in note 2 “deferred compensation plan” and note 12.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
Advertising Costs—Advertising costs are charged to expense as incurred. For 2015 and 2013, no advertising costs were incurred. For 2014, we incurred advertising costs of $58,000. Advertising costs are included in the “general and administrative” expense in the accompanying statements of operations and comprehensive loss.
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
Loss Per Share—For periods prior to the spin-off, basic loss per share was calculated by dividing net loss attributable to the Company by the 2.0 million shares of common stock outstanding upon the completion of the distribution including 4,000 shares for initial grants to the five independent members of our board of directors (in the aggregate) and excluding 5,000 unvested restricted shares. For the year ended December 31, 2013, the diluted loss per share was calculated by dividing the net loss attributable to the Company by 2.0 million shares which excludes 10,000 shares comprised of 5,000 unvested restricted shares and 5,000 shares issuable on the conversion of Ashford LLC common units held by Ashford LLC unit holders as the effect of including these shares would have been anti-dilutive.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
Investments in Unconsolidated Entities—We hold a first loss limited liability company interest (the "Interest") in an unconsolidated limited liability company (the "Fund"). The Fund is a private investment fund which generally invests its assets in one or more securities trading accounts that are managed by external investment advisers, including our subsidiary, Ashford Investment Management, LLC. Our initial investment in the Fund was made in May 2015 in the amount of $5.0 million, which represented an approximate 2% ownership interest in the Fund. In accordance with the Fund's limited liability company agreement, a manager not affiliated with us possesses and exercises the full, complete and exclusive right, power and authority to manage and conduct the business and affairs of the Fund, subject only to certain withdrawal and voting rights we have and the requirements of applicable law. Due to our limited rights, we do not exercise significant influence over the Fund and therefore do not account for the Interest under the equity method of accounting. The Fund is in an investment company (as defined by GAAP) for which the Interests do not have a readily determinable value. Instead, the manager of the Fund calculates a net asset value (“NAV”) for the Interests monthly in accordance with applicable authoritative accounting guidance. Changes in the NAV are recorded in “unrealized gain/loss in investment in unconsolidated entity." The carrying value of the investment, which approximated fair value, at December 31, 2015 was $2.8 million. We recognized an unrealized loss of $2.2 million for the year ended December 31, 2015. There are no unfunded commitments related to the investment as of December 31, 2015. Requests for redemptions can be made on a quarterly basis with 30 days’ notice. Under certain circumstances involving extraordinary market conditions, the Fund may limit or suspend withdrawals and distributions, and/or defer payment of withdrawn amounts. There were no restrictions related to withdrawals or distributions at December 31, 2015.
We also hold an investment in an unconsolidated entity, with a carrying value as of December 31, 2015 of $500,000. We account for this investment in an unconsolidated entity under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded for the year ended December 31, 2015.
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
Options on Futures Contracts—We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
Due From/To Brokers—Due from/to brokers includes cash balances held with brokers, receivables and payables from unsettled trades, margin borrowings, and collateral on derivative transactions. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. In addition, margin borrowings are collateralized by certain securities and cash balances held by the REHE Fund. The REHE Fund is subject to interest on margin accounts based on daily margin borrowings. Due to brokers is included in “liabilities associated with investments in securities.” The REHE Fund had no margin borrowings at December 31, 2015,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

In the normal course of business, substantially all of the REHE Fund’s securities transactions, money balances, and security positions are transacted with the REHE Fund’s broker: Goldman Sachs & Co. and ConvergEx Group. Accounts with ConvergEx Group are cleared by Pershing LLC. The REHE Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The REHE Fund’s management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.
Offsetting of Assets and Liabilities—Amounts due from and due to brokers are presented on a net basis, by counterparty, to the extent the REHE Fund has the legal right to offset the recognized amounts and intends to settle on a net basis. The REHE Fund presents on a net basis the fair value amounts recognized for over-the-counter derivatives executed with the same counterparty under the same master netting agreement.
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
The “Income Taxes” Topic of the FASB ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards—In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard is effective for fiscal periods beginning after December 15, 2015. Early application is permitted. We maintain an investment in a limited partnership, which primarily invests in publicly traded equity securities, including put and call options on publicly traded equity securities. The value of our investment in this limited partnership is estimated using the net asset value of the limited partnership. We elected to apply this standard as of September 30, 2015 and our investment is not included in our disclosures reflected within note 5 to these financial statements.
In November 2015, the FASB issued the ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. We have elected to apply this standard as of December 31, 2015 with prospective application. Adoption of this standard will only affect the presentation of our balance sheets and related disclosures. Further, as we had fully reserved our deferred tax assets as of December 31, 2014, no prior period adjustments were applicable.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its simplification initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

3. Furniture, Fixtures and Equipment, net
Furniture, fixtures and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Furniture, fixtures and equipment	$2,529	$1,245
Leasehold improvements	536	460
Computer software	4,701	3,013
Total cost	7,766	4,718
Accumulated depreciation	(1,216)	(530)
Furniture, fixtures and equipment, net	$6,550	$4,188
For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $799,000, $359,000 and $220,000, respectively. As of December 31, 2015 and 2014, computer software of $3.1 million and $3.0 million, respectively, has not been placed into service and no amortization was recorded related to those assets.
4. Derivative Contracts
For the year ended December 31, 2015, the volume of the REHE Fund’s option derivative activities based on their notional amounts which are the fair values of the underlying shares as if the options were exercised at December 31, 2015, was 41,000 long exposure contracts with a notional amount of $6.0 million and 27,000 short exposure contracts with a notional amount of $114,000. For the year ended December 31, 2014, the REHE Fund had no activity.
Options on Futures Contracts—In 2015, we purchased options on Eurodollar futures for upfront costs of $595,000, including commissions of $95,000 and maturity dates ranging from September 2016 to March 2017. The carrying value of these options on futures contracts was an asset of $225,000 as of December 31, 2015, which is included in “investments in securities” in the balance sheets. We recognized an unrealized loss on investments of $275,000 related to these investments for the year ended December 31, 2015. No options on futures contracts were purchased prior to 2015. These options were not designated as cash flow hedges.
5. Fair Value Measurements
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Equity put options	$536	$654	$1,190	(1)
Equity call options	1,492	6	1,498	(1)
Options on futures contracts	225	—	225	(1)
Non-derivative assets:
Equity securities	44,414	—	44,414	(1)
U.S. treasury securities	33,745	—	33,745	(1)
Total	80,412	660	81,072
Liabilities
Derivative liabilities:
Short equity put options	(447)	—	(447)	(2)
Short equity call options	(507)	(29)	(536)	(2)
Non-derivative liabilities:
Deferred compensation plan	(11,205)	—	(11,205)
Total	(12,159)	(29)	(12,188)
Net	$68,253	$631	$68,884

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Liabilities
Non-derivative liabilities:
Deferred compensation plan	$(19,955)	$—	$(19,955)
__________________

(1)	Reported as “investments in securities” in the balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Statements of Operations and Comprehensive Loss
The following table summarizes the effect of fair value measured liabilities on the statements of operations and comprehensive loss (in thousands):

	Gain (Loss)Recognized
	Year Ended December 31,
	2015		2014		2013
Assets
Derivative assets:
Equity put options	$(7,218)		$—		$—
Equity call options	(680)		—		—
Options on futures contracts	(275)		—		—

Non-derivative assets:
Equity - American Depositary Receipt	89		—		—
Equity securities	(10,564)		—		—
U.S. treasury securities	(331)		—		—
Total	(18,979)		—		—
Liabilities
Derivative liabilities:
Short equity put options	7,139		—		—
Short equity call options	4,144		—		—

Non-derivative liabilities:
Equity - American Depositary Receipt	(300)		—		—
Equity securities	396		—		—
Deferred compensation plan	8,608	(1)	(8,495)	(1)	—
Total	19,987		(8,495)		—
Net	$1,008		$(8,495)		$—
Total combined
Unrealized loss on investment securities	$(2,490)		$—		$—
Realized loss on investment securities	(5,110)		—		—

Deferred compensation plan	8,608		(8,495)		—
Net	$1,008		$(8,495)		$—
________

(1)	Reported as a component of “salaries and benefits” in the statements of operations and comprehensive loss.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

6. Summary of Fair Value of Financial Instruments
Some of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$81,072	$81,072	$—	$—
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$983	$983	$—	$—
Deferred compensation plan	11,205	11,205	19,955	19,955
Financial assets not measured at fair value:
Financial assets:
Cash and cash equivalents	$50,272	$50,272	$29,597	$29,597
Restricted cash	5,684	5,684	3,337	3,337
Receivables	250	250	—	—
Due from Ashford Trust OP, net	5,856	5,856	8,202	8,202
Due from Ashford Prime OP	3,821	3,821	2,546	2,546
Financial liabilities not measured at fair value:
Financial liabilities:
Accounts payable and accrued expenses	$10,832	$10,832	$9,307	$9,307
Due to affiliates	782	782	1,313	1,313
Other liabilities	5,684	5,684	3,337	3,337
Investments in securities and liabilities associated with investments in securities. Investment securities consist of U.S. treasury securities, publicly traded equity securities, equity put and call options on certain publicly traded equity securities and options on futures contracts. The fair value of options on futures contracts are valued at their last reported settlement price as of the measurement date. Liabilities associated with investments in securities consist of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates in active and inactive markets. This is considered either a Level 1 or Level 2 valuation technique. See notes 2, 4 and 5 for a complete description of the methodology and assumptions utilized in determining fair values.
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
7. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 11, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper.
The outcome of this matter cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the consummation of the Transactions, and an adverse judgment granting permanent injunctive relief could indefinitely prohibit consummation of the Transactions. The defendants have not yet responded to the complaint but intend to defend the claims raised in this lawsuit.
The Company is engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position or results of operations of the Company. However, the final results of legal proceedings cannot be predicted with certainty and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s financial position or results of operations could be materially adversely affected in future periods.
Securities Sold Short—The REHE Fund is subject to certain inherent risks arising from selling securities short. The ultimate cost to the REHE Fund to acquire these securities may exceed the liability reflected in these financial statements.
8. Income Taxes
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit at federal statutory income tax rate of 35%	$3,492	$3,606	$—
State income tax expense, net of federal income tax benefit	(54)	(74)	(7)
Income passed through to common unit holders and noncontrolling interests	(3,799)	(90)	—
Permanent differences	(3,293)	(712)	—
Valuation allowance	1,563	(3,513)	—
Other	25	—	—
Total income tax expense	$(2,066)	$(783)	$(7)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(5,958)	$(696)	$—
State	(350)	(87)	(7)
Total current	(6,308)	(783)	(7)
Deferred:
Federal	4,140	—	—
State	102	—	—
Total deferred	4,242	—	—
Total income tax expense	$(2,066)	$(783)	$(7)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Interest and penalties of $1,000, $0 and $0 were paid or were due to taxing authorities for the years ended December 31, 2015, 2014 and 2013, respectively.
Prior to the spin-off, income tax expense for the Company was calculated on a separate stand-alone basis, although the Company’s operations were historically included in the tax returns filed by Ashford Trust OP of which the Company’s business was a part. As a partnership, Ashford Trust OP was not subject to federal income taxes. However, Ashford Trust OP was subject to the Texas Margin Tax and its operations were included in Texas filings that combined substantially all of Ashford Trust’s subsidiaries. After the spin-off, as a stand-alone company, the Company files tax returns on its own behalf and its deferred taxes and the effective tax rate may differ from those in the periods prior to the spin-off. For the period after the spin-off from November 12, 2014, through December 31, 2014, the Company recognized a book loss before income taxes of $10.3 million and income tax expense was separately determined under the Ashford Inc. ownership structure.
At December 31, 2015 and 2014, our net deferred tax asset (liability) and related valuation allowance on the balance sheets, consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$(380)	$—
Investments in unconsolidated entities	508	—
Capitalized acquisition costs	1,644	—
Tax investment in securities greater than book basis	62	—
Deferred compensation	4,018	6,984
Accrued expenses	2,704	330
Equity-based compensation	2,072	206
Tax property basis greater (less) than book basis	(191)	4
Deferred tax asset	10,437	7,524
Valuation allowance	(6,195)	(7,524)
Net deferred tax asset	$4,242	$—
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At December 31, 2015, we recorded a partial valuation allowance of $6.2 million for our deferred tax assets. After consideration of all evidence, including the positive evidence of taxable income for the year ended December 31, 2015, and for the period after the spin-off from November 12, 2014, through December 31, 2014, we concluded that it is more likely than not that we will utilize a portion of our deferred tax assets due to the carryback potential of certain deferred tax assets. For the year ended December 31, 2015, we recorded a corresponding non-cash deferred income tax benefit of $4.2 million. A deferred tax benefit of $520,000 related to the year ended December 31, 2014, was recorded in the year ended December 31, 2015. We evaluated the impact of the adjustment and determined that the amount was immaterial to the financial statements for the current and prior fiscal years. At December 31, 2014, we had recorded a valuation allowance of $7.5 million to fully reserve our deferred tax asset.
If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$7,524	$—	$—
Additions	—	7,524	—
Deductions	(1,329)	—	—
Balance at end of year	$6,195	$7,524	$—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

9. Equity
Preferred Stock—In accordance with Ashford Inc.’s charter, we are authorized to issue 50.0 million shares of preferred stock which currently includes up to 2.0 million shares of series A cumulative preferred stock. The holders of series A cumulative preferred stock are entitled to receive dividends in preference to holders of shares of any class or series of stock ranking junior to it, equal to 1,000 multiplied by the aggregate per share amount of all dividends of common stock. Each share of series A cumulative preferred stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of the stockholders of Ashford Inc. No shares of series A cumulative preferred stock are currently outstanding.
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
Noncontrolling Interests in Consolidated Entities—Noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the REHE Fund and 100% in the entity in which we hold a variable interest in the form of a note receivable at December 31, 2015. Noncontrolling ownership interests in consolidated entities represents 40% in AIM and 100% in the entity in which we hold a variable interest in the form of a note receivable at December 31, 2014. At December 31, 2015 and 2014, noncontrolling interests in consolidated entities had a total carrying value of $104.5 million and $(87,000), respectively. Loss from consolidated entities attributable to these noncontrolling interests was $10.9 million and $647,000 for the years ended December 31, 2015 and 2014, respectively. There was no income/loss from consolidated entities attributable to noncontrolling interests for the year ended December 31, 2013.
With respect to the 100% noncontrolling interests in the REHE Fund as of December 31, 2015, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the REHE Fund as specified in the limited partnership agreement.
10. Equity-Based Compensation
Under the 2014 Incentive Plan, we are authorized to grant 679,996 shares of our common stock as incentive stock awards. At December 31, 2015, 375,658 shares were available for future issuance under the 2014 Incentive Plan. The 2014 Incentive Plan contains a provision in which there is an automatic increase of authorized shares on January 1 of each year equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. After application of this provision, as of January 1, 2016, we have 378,825 shares of our common stock, or securities convertible into 378,825 shares of our common stock, available for issuance under our 2014 Incentive Plan.
Stock Options — During 2014, we granted 300,000 stock options to employees with grant date fair values of $11.6 million. The grant price of the options was the market value of our stock on the date of grant. The options have a term of eight years and vest three years from the grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate the expected life, we assumed the midpoint of the average time to vest and the contractual term, adjusted for forfeitures, which assume the full contractual term. In order to estimate volatility, we utilized the weighted average of our mean reversion volatility based on daily data points over the period our common stock has been traded and the average of the most recent 5.7-year volatilities of our peer group (or full history if the peer has less than 5.7 years of trading history). No stock options were granted during 2015.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

The weighted average assumptions used in the model are outlined in the following table:

Year Ended December 31,
2014
Weighted-average grant date fair value	$38.56
Weighted average assumptions used:
Expected volatility	46.3%
Expected term (in years)	5.7
Risk-free interest rate	1.7%
Expected dividend yield	—%
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2014	—	$—	—	$—
Granted	300	85.97	8.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding, December 31, 2014	300	85.97	7.95	2,400
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding, December 31, 2015	300	$85.97	6.95	$—
Options exercisable at December 31, 2015	—	$—	—	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2015, the Company had approximately $7.5 million of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 1.95 years. Stock-based compensation expense of $3.9 million, $212,000 and $0 was recognized for the year ended December 31, 2015, 2014 and 2013, respectively.
Restricted Stock —A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2015		2014
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	5	$56.20	—	$—
Restricted shares granted	3	93.92	4	56.20
Restricted shares issued in connection with spin-off	—	—	5	56.20
Restricted shares vested	(5)	75.42	(4)	56.20
Restricted shares forfeited	—	56.20	—	—
Outstanding at end of year	3	$56.20	5	$56.20

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Stock-based compensation expense of $250,000 was recognized for the year ended December 31, 2015, in connection with the stock grants of 3,000 restricted shares to our independent directors, which vested immediately. Stock-based compensation expense of $250,000 was recognized for the year ended December 31, 2014, in connection with the stock grants of 4,000 restricted shares to our independent directors, which vested immediately.
Prior to our spin-off, equity-based compensation, included in salaries and benefits, was allocated to the Company as described in note 2. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. For the years ended December 31, 2015, 2014 and 2013, we recognized equity-based compensation expense of $11.5 million, $2.4 million and $0 related to these grants. As of December 31, 2015, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between January 2016 and April 2017. The restricted stock/units that vested during 2015 had a fair value of $19.3 million at the date of vesting. As of December 31, 2015, the unrecognized cost of these unvested shares of restricted stock/units was $6.2 million, which will be amortized over a period of 1.3 years. At December 31, 2015, these outstanding restricted shares/units had an aggregate intrinsic value of $8.7 million.
As described in note 11, there was equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $10,000, $4,000 and $28,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
11. Related Party Transactions
In connection with our spin-off from Ashford Trust on November 12, 2014, we entered into an advisory agreement with Ashford Trust OP, which was later amended. The quarterly base fee is a percentage of Ashford Trust’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2015, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We will also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s total stockholder return exceeds the total stockholder return for Ashford Trust’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Trust OP (in thousands):

	Year Ended December 31,
	2015	2014	2013
Advisory services revenue
Base advisory fee	$33,833	$3,999	$—
Reimbursable expenses (1)	6,618	549	—
Equity-based compensation (2)	2,719	—	—
Incentive fee	—	—	—
Total advisory services revenue	$43,170	$4,548	$—

Other revenue
Non-advisory expense reimbursements	$195	$144	$—
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

At December 31, 2015 and December 31, 2014, we had a net receivable of $5.9 million and $8.2 million, respectively, from Ashford Trust OP associated with reimbursable expenses in connection with the spin-off and the advisory services fee discussed above.
On November 19, 2013, Ashford LLC entered into an advisory agreement with Ashford Prime OP. In connection with our separation from Ashford Trust, Ashford LLC became our operating company, and we assumed the advisory agreement with Ashford Prime OP, which was later amended. The quarterly base fee is a percentage of Ashford Prime’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2015, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime.We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Prime’s total stockholder return exceeds the total stockholder return for Ashford Prime’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Prime OP (in thousands):

	Year Ended December 31,
	2015	2014	2013
Advisory services revenue
Base advisory fee	$8,648	$8,739	$878
Reimbursable expenses (1)	1,863	1,752	82
Equity-based compensation (2)	3,591	2,105	—
Incentive fee	1,274	—	—
Total advisory services revenue	$15,376	$12,596	$960

Other revenue
Lease revenue	$99	$—	$—
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At December 31, 2015 and December 31, 2014, we had receivables of $3.8 million and $2.5 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above.
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred which are then rebilled to Ashford Trust and Ashford Prime. Prior to the spin-off, these costs were paid by Ashford Trust and were included in our carve-out financial statements. For the years ended December 31, 2015, 2014 and 2013 these reimbursements totaled $4.5 million, $2.0 million and $1.5 million, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive loss.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

The amounts due under these arrangements totaled $782,000 and $1.3 million as of December 31, 2015 and December 31, 2014, respectively, and are included in “due to affiliates” on our balance sheets.
Certain limited partners of the REHE Fund, including our chief executive officer, Ashford Trust, Ashford Prime and certain directors of Ashford Trust and Ashford Prime are affiliated with the General Partner. The aggregate value of the affiliated limited partners’ share of partners’ capital in the REHE Fund at December 31, 2015 was approximately $106.1 million. There were no REHE assets or liabilities at December 31, 2014 as the REHE Fund began operations in 2015.
Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense of $10,000, $4,000 and $28,000 was recognized in the statements of operations and comprehensive loss for the years ended December 31, 2015, 2014, and 2013 respectively.
On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust, which closed in June 2015. The $4.0 million obligation is included in non-current “other assets” and “Due from Ashford Trust, net” on our balance sheet as of December 31, 2015. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, $99,000 of advisory revenue was allocated to lease revenue for the year ended December 31, 2015. Lease revenue is included in “other” revenue in the statements of operations.
On September 17, 2015, we entered into an acquisition agreement (the “Remington Acquisition Agreement”) to acquire 80% of Remington Lodging for total consideration of $331.7 million, with an estimated fair value of $330.7 million. Under the agreement, Ashford Inc.’s existing business along with 80% of Remington Lodging will be contributed to a new subsidiary of Ashford Inc., Ashford Advisors, Inc. (“Ashford Advisors”). The total consideration will be in the form of 916,500 shares of Ashford Advisors, Inc. Class B non-voting common stock, representing a 29.4% initial ownership in Ashford Advisors, Inc., with an estimated fair value of approximately $91.7 million; (ii) 9,200,000 shares of Ashford Advisors, Inc. 6.625% non-voting convertible preferred stock with an estimated fair value of approximately $230.0 million; and (iii) $10.0 million zero coupon Ashford Advisors, Inc. note payable, with an estimated fair value of approximately $9.0 million.
The Ashford Advisors preferred and common stock and the 20% interest retained by the principals of Remington Lodging will be subject to certain put, call and/or conversion rights which could result in the previous owners of Remington Lodging receiving subsidiary voting shares and/or preferred or common shares of Ashford Inc. This transaction is subject to customary closing conditions, including approval by Ashford Inc. stockholders, and certain tax related conditions.
The incremental EBITDA that Ashford receives from Remington Lodging for managing properties for Ashford Trust and Ashford Prime will not be included in the calculation of any termination fees due under the advisory agreements. The Board of Ashford has entered into side letter agreements with the boards of Ashford Trust and Ashford Prime that address the exclusion of this income from the termination fee calculation.
All of the equity received by the Remington Sellers in this transaction will be non-voting equity and we will be subject to an investor rights agreement that will limit the voting control for the Remington Sellers combined equity to no more than 25% for four years, and will provide the Remington Sellers with the right to nominate a director to the boards of each of Ashford Inc. and Remington Hospitality Management, Inc. Ashford Inc. will have contractual rights to acquire the remaining interest in Remington

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Lodging, including a right of first refusal for the life of Ashford Inc.’s ownership as well as there being a formula to call that remaining ownership after ten years and a right to call the preferred after five years.
The Remington Acquisition Agreement contains termination rights for both the Company and Remington Lodging, including the right of either party to terminate the Remington Acquisition Agreement if the Transactions are not consummated before June 30, 2016. If the Remington Acquisition Agreement is terminated by the Company as provided in the Remington Acquisition Agreement, the Company is required to pay the Remington Sellers a termination fee of $6.7 million plus the costs and expenses incurred by them.
For periods prior to the spin-off, the operations of the Company were principally funded by Ashford Trust OP. Ashford Trust OP used a centralized approach to cash management and the financing of its operations. During the periods through November 12, 2014, Ashford Trust OP provided the capital to fund our operating and investing activities, which are presented as a component of additional paid-in capital. Amounts funded by Ashford Trust OP were $56.6 million and $23.4 million for the period from January 1, 2014, through November 12, 2014 and the year ended December 31, 2013, respectively.
As the Company’s financial statements through November 12, 2014, have been carved out of Ashford Trust OP, salaries and benefits and general and administrative expense represent an allocation of certain Ashford Trust OP corporate general and administrative costs. See note 2.
12. Employee Benefit Plans
401(k) Plan—Effective January 1, 2006, Ashford Trust established its 401(k) Plan, a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1000 hours annually. The 401(k) Plan allows eligible employees to contribute, subject to IRS imposed limitations, to various investment funds. Ashford Trust makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 6% of compensation. Participant contributions vest immediately, whereas company matches vest 25% annually. For the years ended December 31, 2015, 2014 and 2013, our results of operations included matching expense of $222,000, $293,000, and $211,000, respectively. In connection with our spin-off, the Company now administers the 401(k) Plan.
Employee Savings and Incentive Plan (“ESIP”)—Ashford Trust established a nonqualified compensation plan that covers employees who work at least 25 hours per week, allows eligible employees to contribute up to 100% of their compensation to various investment funds. Ashford Trust matches 25% of the first 10% each employee contributes. Matches are only made for employees not participating in the 401(k) Plan. Employee contributions vest immediately, whereas company contributions vest 25% annually. For the years ended December 31, 2015, 2014 and 2013, our results of operations included matching expenses of $24,000, $14,000 and $1,000, respectively. In connection with our spin-off, the Company now administers the ESIP.
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified DCP for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive loss. For the years ended December 31, 2015 and 2014, we recorded an unrealized gain of $8.6 million, and an unrealized loss of $8.5 million, respectively. During the year ended December 31, 2015, distributions of 1,860 shares with a total fair value of $142,000 were made to one participant. No distributions were made in the year ended December 31, 2014.
For the year ended December 31, 2013, deferred compensation expense was $4.3 million. During 2013, Ashford Trust recorded deferred compensation expense of $4.3 million as a result of modifications to its deferred compensation plan in connection with the Ashford Prime spin-off in which plan participants were granted additional shares of Ashford Trust stock. The remaining deferred compensation expense of $28,000 for the year ended December 31, 2013 was comprised of salary deferrals.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

No dividends were associated with the deferred compensation plan for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, deferred compensation plan associated dividends, included as a component of accumulated deficit, totaled $567,000 and $537,000, respectively.
AIM Incentive Awards—Effective January 15, 2015, AIM established an incentive awards program for certain employees involved in the success of AIM. The awards are intended to be a cash bonus program. The awards are deemed to be invested as of January 15, 2015 and adjusted for deemed returns on the applicable fund, based on a return multiplier  between 100% and 300%, as elected quarterly by the recipient. The awards are subject to vesting and may be forfeited upon termination of employment prior to March 20, 2018.  Award amounts will be measured as of the month end prior to payment and paid out within 45 days of March 31, 2018. The AIM Incentive Awards obligation is carried in long-term “accrued expenses” at the amortized fair value as of the end of the period with the related expense reflected as "salaries and benefits" in our statements of operations and comprehensive loss. As of December 31, 2015, the carrying value of the AIM Incentive Awards liability was $385,000. For the year ended December 31, 2015, we recorded salaries and benefits expense of $385,000 related to the AIM Incentive Awards.
13. Redeemable Noncontrolling Interests in Ashford LLC
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
In connection with our spin-off, Ashford Trust OP unit holders received one common unit in Ashford LLC for every 55 common units held in Ashford Trust OP. Each holder of common units of Ashford LLC could then exchange up to 99% of the Ashford LLC common units for shares of Ashford Inc. common stock. During the year ended December 31, 2014, approximately 356,000 common units were exchanged for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 Ashford LLC common units. Following the completion of the exchange offer, Ashford LLC effected a reverse stock split of its common units such that each common unit was automatically converted into 1/55 of a common unit. Redeemable noncontrolling interests in Ashford LLC as of December 31, 2015 and 2014, were $240,000 and $424,000, respectively, which represented ownership of approximately 0.2% as of each period. The carrying value of redeemable noncontrolling interests as of December 31, 2015 and 2014, included adjustments of $188,000 and $369,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the years ended December 31, 2015 and 2014, net loss of $2,000 and $24,000, respectively, was allocated to redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the year ended December 31, 2013.
A summary of the activity of the member interest units is as follow (in thousands):

	Year Ended December 31,
	2015	2014
Units outstanding at beginning of year	5	—
Units issued in connection with spin-off	—	361
Units converted to common shares	—	(356)
Units outstanding at end of year	5	5
Units convertible/redeemable at end of year	5	—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

14. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to common stockholders – basic and diluted:
Net loss attributable to the Company	$(1,190)	$(46,410)	$(47,719)
Distributed and undistributed net loss - basic	(1,190)	(46,410)	(47,719)
Effect of deferred compensation plan	(8,608)	—	—
Distributed and undistributed net loss - diluted	$(9,798)	$(46,410)	$(47,719)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	1,991	1,981	1,981
Effect of deferred compensation plan shares	212	—	—
Weighted average common shares outstanding – diluted	2,203	1,981	1,981

Loss per share – basic:
Net loss allocated to common stockholders per share	$(0.60)	$(23.43)	$(24.09)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(4.45)	$(23.43)	$(24.09)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss allocated to common stockholders is not adjusted for:
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	(2)	(24)	—
Total	$(2)	$(24)	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	3	5	5
Effect of assumed exercise of stock options	1	—	—
Effect of assumed conversion of Ashford LLC units	5	5	5
Total	9	10	10

15. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and the REHE Fund in conformity with each entity’s investment guidelines.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

16. Concentration of Risk
Currently, the majority of our revenue is derived from the advisory agreements with Ashford Prime and Ashford Trust. During 2014, all of our revenue was derived from the advisory agreements with Ashford Prime and Ashford Trust.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at financial institutions, U.S. government treasury bond holdings and amounts due or payable under our derivative contracts. Our counterparties are investment grade financial institutions. At December 31, 2015, our cash is held at one financial institution.
17. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue	$13,118	$14,489	$14,496	$16,878	$58,981
Total operating expenses	21,752	10,629	13,219	14,732	60,332
Operating income (loss)	$(8,634)	$3,860	$1,277	$2,146	$(1,351)
Net income (loss)	$(8,813)	$768	$(9,154)	$5,155	$(12,044)
Net income (loss) attributable to the Company	$(7,834)	$3,914	$54	$2,676	$(1,190)
Diluted income (loss) attributable to common stockholders per share	$(3.95)	$(1.26)	$(2.26)	$0.23	$(4.45)
Weighted average diluted common shares	1,982	2,197	2,202	2,218	2,203

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Total revenue	$2,312	$3,913	$3,020	$8,043	$17,288
Total operating expenses	11,110	17,368	11,882	23,226	63,586
Operating loss	$(8,798)	$(13,455)	$(8,862)	$(15,183)	$(46,298)
Net loss	$(8,813)	$(13,475)	$(8,871)	$(15,922)	$(47,081)
Net loss attributable to the Company	$(8,813)	$(13,475)	$(8,701)	$(15,421)	$(46,410)
Diluted loss attributable to common stockholders per share	$(4.45)	$(6.80)	$(4.39)	$(7.78)	$(23.43)
Weighted average diluted common shares	1,981	1,981	1,981	1,981	1,981

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

18. Subsequent Events
On February 3, 2016, Sessa Capital (“Sessa”) filed an action (the “Maryland Action”) in the Circuit Court for Baltimore City, Maryland, captioned Sessa Capital (Master) L.P. v. Bennett, et al., Case No. 24-C-16-000557 (Baltimore City Cir. Ct. 2016), against the Company, Ashford Prime, the members of the Ashford Prime board of directors and Ashford LLC. The Maryland Action generally alleged that the directors of Ashford Prime breached their fiduciary duties in connection with the June 2015 amendments to the Company’s advisory agreement with Ashford Prime, and that the Company aided and abetted those breaches of fiduciary duties. On March 1, 2016, the Company filed a motion to dismiss the Maryland Action.
On March 14, 2016, Sessa dismissed the Maryland Action and filed counterclaims in the United States District Court for the Northern District of Texas against the Company, Ashford Prime and the members of Ashford Prime’s board of directors, in an existing case captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG). These counterclaims include substantially the same claims against the Company as previously asserted by Sessa in the Maryland Action, and seek an injunction prohibiting Ashford Prime from paying a termination fee to the Company in the event that Ashford Prime stockholders elect new directors constituting a majority of the AHP board. The Company intends to vigorously defend this action.
On February 23, 2016 the board of directors of AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. (the “Offshore Fund”), in consultation with AIM, resolved to wind down the Offshore Fund due to the administrative cost of running the Offshore Fund relative to invested capital. All investments in the Offshore Fund were redeemed on February 29, 2016. AIM Real Estate Hedged Equity Master Fund, L.P.(the “Master Fund”) and AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “U.S. Fund”) continue to operate, but under new names – “Ashford Quantitative Alternatives Master Fund, LP” (the “AQUA Master Fund”) and “Ashford Quantitative Alternatives (U.S.), LP” (the “AQUA U.S. Fund”), respectively, effective March 1, 2016.
On March 8, 2016, our $3.0 million note receivable from one of the consolidated entities in which the noncontrolling interest holder has a 100% interest was converted into convertible preferred stock of the entity pursuant to a financing arrangement between the Company and such entity, upon the acquisition by Ashford Trust of convertible preferred stock of the entity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2015, our internal control over financial reporting is effective.
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
See “Item 8. Financial Statements and Supplementary Data,” on pages 45 through 75 hereof, for a list of our financial statements and report of independent registered public accounting firm.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2016.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President	March 15, 2016
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 15, 2016
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016
Mark L. Nunneley

/s/ J. ROBISON HAYS, III	Chief Strategy Officer and Director	March 15, 2016
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 15, 2016
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 15, 2016
Darrell T. Hail

/s/ JOHN MAULDIN	Director	March 15, 2016
John Mauldin

/s/ GERALD J. REIHSEN	Director	March 15, 2016
Gerald J. Reihsen

/s/ BRIAN WHEELER	Director	March 15, 2016
Brian Wheeler

EXHIBIT INDEX

Exhibit	Description
2.1
Separation and Distribution Agreement, dated October 31, 2014, by and between Ashford Hospitality Trust, Inc., Ashford OP Limited Partner LLC, Ashford Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)

2.2
Acquisition Agreement, dated September 17, 2015, by and between Archie Bennett, Jr. and Monty J. Bennett, Remington Holdings GP, LLC, MJB Investments, LP, Mark A. Sharkey, Remington Holdings, LP, Ashford Inc., Ashford Advisors, Inc., Remington Hospitality Management, Inc., Ashford GP Holdings I, LLC and Remington GP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-36400)

3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 10-K, filed on March 24, 2015) (File No. 001-36400)
3.1.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed on May 18, 2015) (File No. 001-36400)

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
4.2
Rights Agreement, dated November 17, 2014, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series A Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 17, 2014)

4.2.1
First Amendment to Rights Agreement, dated February 25, 2015, by and among Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 15, 2015) (File No. 001-36400)

4.2.2
Amended and Restated Rights Agreement, dated as of August 12, 2015, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2015) (File No. 001-36400)

10.1
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2014)

10.2
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2014)

10.2.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on June 12, 2015) (File No. 001-36400)

10.3
Second Amended and Restated Advisory Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated as of November 3, 2014 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.3.1
Amendment No. 1 to Second Amended and Restated Advisory Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC, dated as of March 23, 2015 (incorporated by reference to Exhibit 10.3.1 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.3.2
Third Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on June 12, 2015) (File No. 001-36400)

10.4
Mutual Exclusivity Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2014)

10.5
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC Re: Ashford Trademarks (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2014)

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

10.10	Ashford Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 18, 2014)
10.11	Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 18, 2014)
10.12
Investment Management Agreement, dated December 10, 2014 between AHT SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2014)

10.13
Investment Management Agreement, dated as of December 10, 2014 between AHP SMA, LP and Ashford Investment Management, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.14
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated October 8, 2014 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.15
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.16
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

21 *	List of Subsidiairies of Ashford Inc.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Loss; (iii) Statements of Equity; (iv) Statements of Cash Flows; and (v) Notes to the Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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