Form 10-Q
period 2016-03-31
Ashford Inc
filed 2016-05-10
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,010,067
(Class)	Outstanding at May 6, 2016

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$122,438	$50,272
Restricted cash	12,050	5,684
Investments in securities	2,226	81,072
Prepaid expenses and other	1,858	1,909
Receivables	2,920	250
Due from Ashford Trust OP, net	7,080	5,856
Due from Ashford Prime OP	3,056	3,821
Total current assets	151,628	148,864
Investments in unconsolidated entities	500	3,335
Furniture, fixtures and equipment, net	6,579	6,550
Deferred tax asset	2,092	4,242
Other assets	4,000	4,000
Total assets	$164,799	$166,991
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$6,722	$10,447
Due to affiliates	1,719	782
Liabilities associated with investments in securities	105	983
Other liabilities	12,050	5,684
Total current liabilities	20,596	17,896
Accrued expenses	165	385
Deferred income	1,643	629
Deferred compensation plan	9,593	11,205
Total liabilities	31,997	30,115
Commitments and contingencies (note 6)
Redeemable noncontrolling interests in Ashford LLC	206	240
Redeemable noncontrolling interest in subsidiary common stock	913	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,010,808 shares issued and 2,010,067 and 2,010,569 shares outstanding at March 31, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	232,881	234,716
Accumulated deficit	(202,292)	(202,546)
Treasury stock, at cost, 741 shares and 239 shares at March 31, 2016 and December 31, 2015, respectively	(44)	(25)
Total stockholders’ equity of the Company	30,565	32,165
Noncontrolling interests in consolidated entities	101,118	104,471
Total equity	131,683	136,636
Total liabilities and equity	$164,799	$166,991
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue
Advisory services	$13,325	$12,923
Other	84	195
Total revenue	13,409	13,118
Expenses
Salaries and benefits	9,208	17,493
Depreciation	272	129
General and administrative	4,441	4,130
Total expenses	13,921	21,752
Operating loss	(512)	(8,634)
Realized loss on investment in unconsolidated entity	(3,601)	—
Unrealized gain on investment in unconsolidated entity	2,141	—
Interest income	13	1
Dividend income	13	6
Unrealized gain on investments	1,129	47
Realized loss on investments	(6,813)	(2)
Other expenses	(128)	—
Loss before income taxes	(7,758)	(8,582)
Income tax expense	(640)	(231)
Net loss	(8,398)	(8,813)
Loss from consolidated entities attributable to noncontrolling interests	6,548	961
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	3	18
Net loss attributable to redeemable noncontrolling interest in subsidiary common stock	115	—
Net loss attributable to the Company	$(1,732)	$(7,834)
Comprehensive loss attributable to the Company	$(1,732)	$(7,834)
Loss per share – basic:
Net loss attributable to common stockholders	$(0.86)	$(3.95)
Weighted average common shares outstanding – basic	2,008	1,982
Loss per share – diluted:
Net loss attributable to common stockholders	$(1.51)	$(3.95)
Weighted average common shares outstanding – diluted	2,218	1,982
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2016	2,011	$20	$234,716	$(202,546)	—	$(25)	$104,471	$136,636	$240	$—
Purchase of treasury stock	—	—	—	—	(1)	(19)	—	(19)	—	—
Equity-based compensation	—	—	960	1,987	—	—	—	2,947	—	—
Excess tax deficiency on equity-based compensation	—	—	(314)	—	—	—	—	(314)	—	—
Employee advances	—	—	(111)	—	—	—	—	(111)	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,000	2,000	—	—
Reallocation of carrying value	—	—	(2,370)	—	—	—	1,374	(996)	—	996
Redemption of offshore fund	—	—	—	—	—	—	(179)	(179)	—	—
Redemption value adjustment	—	—	—	(1)	—	—	—	(1)	(31)	32
Net loss	—	—	—	(1,732)	—	—	(6,548)	(8,280)	(3)	(115)
Balance at March 31, 2016	2,011	$20	$232,881	$(202,292)	(1)	$(44)	$101,118	$131,683	$206	$913
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(8,398)	$(8,813)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	272	129
Change in fair value of deferred compensation expense	(1,612)	5,256
Realized and unrealized gain/loss on investment in unconsolidated entity, net	1,460	—
Equity-based compensation	2,947	5,248
Excess tax (benefit) deficiency on equity-based compensation	314	(853)
Deferred tax expense (benefit)	1,836	(960)
Realized and unrealized (gain) loss on investments, net	5,684	(45)
Purchases of investments in securities	(57,918)	(3,895)
Sales of investments in securities	130,202	1,005
Changes in operating assets and liabilities:
Restricted cash	(6,366)	(2,597)
Prepaid expenses and other	51	(439)
Receivables	(1,295)	(6)
Due from Ashford Trust OP, net	(1,224)	(336)
Due from Ashford Prime OP	765	(283)
Accounts payable and accrued expenses	(4,111)	(2,579)
Due to affiliates	693	(503)
Other liabilities	6,366	2,642
Deferred income	1,014	—
Due to broker	—	323
Net cash provided by (used in) operating activities	70,680	(6,706)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(70)	(807)
Net cash used in investing activities	(70)	(807)
Cash Flows from Financing Activities
Excess tax benefit (deficiency) on equity-based compensation	(314)	853
Purchase of treasury shares	(19)	(64)
Employee advances	(111)	(523)
Contributions from noncontrolling interests in consolidated entities	2,000	2,580
Net cash provided by financing activities	1,556	2,846
Net change in cash and cash equivalents	72,166	(4,667)
Cash and cash equivalents at beginning of period	50,272	29,597
Cash and cash equivalents at end of period	$122,438	$24,930

Supplemental Cash Flow Information
Interest paid	$133	$—
Income taxes paid	25	534
Supplemental Disclosure of Non Cash Investing and Financing Activities
Capital expenditures accrued but not paid	$423	$189
Redemption of investment in unconsolidated entity	1,375	—
Accrued but unpaid redemption of offshore fund	179	—
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014, that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury, upper-upscale and upscale hotels with RevPAR of at least twice the U.S. national average in gateway and resort locations. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
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
Ashford Investment Management, LLC (“AIM”) is an indirect subsidiary of the Company, established to serve as an investment adviser to any private securities funds sponsored by us or our affiliates (the “Funds”) and is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, serves as the general partner of any Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own 100% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Performance Holdco. AIM, AIM GP, Management Holdco, Performance Holdco and AIM General Partner, LLC are all consolidated by Ashford Inc. as it has control.
AIM currently serves as investment adviser to AIM Real Estate Hedged Equity Master Fund, L.P. (the “Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund had two limited partners: AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “U.S. Fund”), a U.S. investment limited partnership, and AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. (the “Offshore Fund”), a Cayman Islands exempted investment company (collectively, the “Feeder Funds”). The Feeder Funds invest substantially all of their assets in the Master Fund. The Master Fund is managed by AIM GP and AIM. On February 23, 2016 the board of directors of the Offshore Fund, in consultation with AIM, resolved to wind down the Offshore Fund due to the administrative cost of running the Offshore Fund relative to invested capital. All investments in the Offshore Fund were redeemed on February 29, 2016. The Master Fund and the U.S. Fund continue to operate, but under new names – “Ashford Quantitative Alternatives Master Fund, LP” (the “AQUA Master Fund”) and “Ashford Quantitative Alternatives (U.S.), LP” (the “AQUA U.S. Fund”), respectively, effective March 1, 2016. The AQUA Master Fund and the AQUA U.S. Fund are collectively known as the “AQUA Fund.”
AIM is entitled to receive an investment management fee equal to 1.5% to 2.0% of the beginning quarterly capital account balance of certain limited partners. AIM GP serves as the general partner to the AQUA U.S. Fund and the AQUA Master Fund. As such, it is entitled to receive a performance allocation, which is earned annually and equals 15% to 20% of positive changes in the capital account balance of certain of its limited partners. Ashford Prime, Ashford Trust and other limited partners are not obligated to pay any portion of the management fee or the performance allocation to AIM or AIM GP, as applicable, but do share pro rata in all other applicable expenses.
On March 8, 2016, our $3.0 million note receivable from one of the consolidated entities in which the noncontrolling interest holder had a 100% interest was converted into equity of the entity pursuant to a financing arrangement between the Company and such entity, upon the acquisition by Ashford Trust of a $2.0 million investment in the entity. See notes 2, 8 and 10.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The accompanying condensed consolidated financial statements reflect the operations of our asset and investment management business including the AQUA Fund and entities that we consolidate. Our asset and investment management business provides asset and investment management, accounting and legal services to Ashford Trust, Ashford Prime and the AQUA Fund. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these historical condensed consolidated financial statements. The AQUA Funds are investment companies and follow the accounting and reporting guidance in Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2015 Annual Report to Stockholders on Form 10-K filed with the SEC on March 15, 2016.
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
The AQUA Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the AQUA Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the AQUA Fund. As of March 31, 2016 and December 31, 2015, the AQUA Fund held approximately $101.4 million and $108.1 million, respectively, of total assets consisting primarily of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the AQUA Fund. Additionally, as of March 31, 2016 and December 31, 2015, the AQUA Fund has liabilities of $462,000 and $1.1 million, respectively, consisting primarily of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc.
As of March 31, 2016, we hold a variable interest in a consolidated VIE in which the noncontrolling interest holders have a 61.51% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of March 31, 2016 this entity held approximately $1.9 million of total assets that primarily consisted of cash and cash equivalents and other assets that can only be used to settle the obligations of that entity. Additionally, as of March 31, 2016, that entity had accounts payable and accrued expenses of $112,000 for which creditors do not have recourse to Ashford Inc. As of December 31, 2015, the variable interest was held in one of the consolidated entities in which the noncontrolling interest holder had a 100% interest, and it was held in the form of a note receivable with an outstanding balance of $3.0 million that eliminated in consolidation. As of December 31, 2015, this entity held approximately $653,000 of total assets that primarily consisted of cash and cash equivalents and other assets that could only be used to settle the obligations of that entity. Additionally, as of December 31, 2015, that entity had accounts payable and accrued expenses of $177,000 for which creditors did not have recourse to Ashford Inc.
Use of Estimates—The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The redeemable noncontrolling interests in Ashford LLC represent the members’ proportionate share of equity in earnings/losses of Ashford LLC, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these members’ common unit holdings throughout the period. The redeemable noncontrolling interests in Ashford LLC is classified in the mezzanine section of the condensed consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because these redeemable operating units may be redeemed by the holder. The carrying value of the noncontrolling interests in Ashford LLC is based on the greater of the accumulated historical cost or the redemption value.
The redeemable noncontrolling interests in subsidiary common stock represents the 49.28% ownership interest in a consolidated VIE retained by the party that previously held a 100% interest and was previously included in noncontrolling interests in consolidated entities. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. The carrying value of the noncontrolling interests in subsidiary common stock is based on the accumulated historical cost adjusted to reflect the excess of redemption value over the accumulated historical cost.
At March 31, 2016, the noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.23% in the consolidated variable interest previously held in the form of a note receivable. At December 31, 2015, the noncontrolling interests in consolidated entities represents noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in the entity in which we held a variable interest in the form of a note receivable.
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
Investments in Unconsolidated Entities—As of December 31, 2015, we held a first loss limited liability company interest (the "Interest") in an unconsolidated limited liability company (the "Fund"). The Fund was a private investment fund which generally invested its assets in one or more securities trading accounts that were managed by external investment advisers, including our subsidiary, Ashford Investment Management, LLC. Our initial investment in the Fund was made in May 2015 in the amount of $5 million, which represented an approximate 2% ownership interest in the Fund. In accordance with the Fund's limited liability company agreement, a manager not affiliated with us possessed and exercised the full, complete and exclusive right, power and authority to manage and conduct the business and affairs of the Fund, subject only to certain withdrawal and voting rights we had and the requirements of applicable law. Due to our limited rights, we did not exercise significant influence over the Fund and therefore did not account for the Interest under the equity method of accounting. The Fund was in an investment company (as defined by GAAP) for which the Interests do not have a readily determinable value. Instead, the manager of the Fund calculated

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

a net asset value (“NAV”) for the Interests monthly in accordance with applicable authoritative accounting guidance. Changes in the NAV were recorded in “unrealized gain/loss in investment in unconsolidated entity." We requested redemption of the Interest effective March 29, 2016. The redeemed amount of $1.4 million was held as a receivable as of March 31, 2016. The carrying value of the investment, which approximated fair value, at March 31, 2016 and December 31, 2015 was $0 and $2.8 million, respectively. We recognized an unrealized gain of $2.1 million and a realized loss of $3.6 million for the three months ended March 31, 2016. There were no unfunded commitments related to the investment as of March 31, 2016 and December 31, 2015. Requests for redemptions could be made on a quarterly basis with 30 days’ notice. Under certain circumstances involving extraordinary market conditions, the Fund may limit or suspend withdrawals and distributions, and/or defer payment of withdrawn amounts. There were no restrictions related to withdrawals or distributions at March 31, 2016 and December 31, 2015.
We also hold an investment in an unconsolidated entity, with a carrying value as of both March 31, 2016 and December 31, 2015 of $500,000, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities. No such impairment was recorded during the three months ended March 31, 2016 or March 31, 2015.
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
Income Taxes—The Company is subject to federal and state corporate income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The AQUA Fund does not record a provision for U.S. federal, state, or local income taxes as it is a partnership, and the AQUA Fund partners report their share of the AQUA Fund’s income or loss on their income tax returns. However, certain U.S. dividend income and interest income may be subject to a maximum 30% withholding tax for those limited partners that are foreign entities or foreign individuals.
Our effective tax rates on loss before income taxes for the three months ended March 31, 2016 and March 31, 2015 were (8.1)% and (2.7)%, respectively. The rates reflect the effects of permanent differences, changes in the valuation allowance on our deferred tax assets, and losses attributable to noncontrolling interests in partnerships and LLC’s taxed as partnerships for which taxes are not the responsibility of the company. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At March 31, 2016, we recorded gross deferred tax assets of $8.7 million and a partial valuation allowance of $6.6 million, resulting in recognition of net deferred tax assets of $2.1 million. After consideration of all evidence, including the positive evidence of taxable income for the year ended December 31, 2015, and for the period after the spin-off from November 12, 2014, through December 31, 2014, we concluded that it is more likely than not that we will utilize a portion of our deferred tax assets due to the carryback potential of certain deferred tax assets. If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Adopted Accounting Standards—In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its simplification initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the principal versus agent implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We are evaluating the impact that ASU 2016-01 will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. We are evaluating the impact that ASU 2016-07 will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as part of the FASB simplification initiative. The new standard requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU increases the tax withholding requirements threshold to qualify for equity classification. The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election to be applied on an entity-wide basis to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are evaluating the impact that ASU 2016-09 will have on our consolidated financial statements and related disclosures.
3. Derivative Contracts
As of March 31, 2016, there were no long or short exposure contracts. As of December 31, 2015, the volume of the AQUA Fund’s option derivative activities based on their notional amounts which are the fair values of the underlying shares as if the options were exercised at December 31, 2015, was 41,000 long exposure contracts with a notional amount of $6.0 million and 27,000 short exposure contracts with a notional amount of $114,000.
Options on Futures Contracts— In 2016, we purchased options on Eurodollar futures for upfront costs of $94,000, including insignificant commissions with a maturity date of June 2017. These options were not designated as cash flow hedges. In 2015, we purchased options on Eurodollar futures for upfront costs of $595,000, including commissions of $95,000 and maturity dates ranging from September 2016 to March 2017. These options were not designated as cash flow hedges.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
March 31, 2016
Assets
Derivative assets:
Equity put options	$14	$—	$14	(1)
Equity call options	5	—	5	(1)
Options on futures contracts	378	—	378	(1)
Non-derivative assets:
Equity securities	1,829	—	1,829	(1)
U.S. treasury securities	—	—	—	(1)
Total	2,226	—	2,226
Liabilities
Derivative liabilities:
Short equity put options	(40)	(3)	(43)	(2)
Short equity call options	(61)	(1)	(62)	(2)
Non-derivative liabilities:
Deferred compensation plan	(9,593)	—	(9,593)
Total	(9,694)	(4)	(9,698)
Net	$(7,468)	$(4)	$(7,472)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Equity put options	$536	$654	$1,190	(1)
Equity call options	1,492	6	1,498	(1)
Options on futures contracts	225	—	225	(1)
Non-derivative assets:
Equity securities	44,414	—	44,414	(1)
U.S. treasury securities	33,745	—	33,745	(1)
Total	80,412	660	81,072
Liabilities
Derivative liabilities:
Short equity put options	(447)	—	(447)	(2)
Short equity call options	(507)	(29)	(536)	(2)
Non-derivative liabilities:
Deferred compensation plan	(11,205)	—	(11,205)
Total	(12,159)	(29)	(12,188)
Net	$68,253	$631	$68,884
__________________

(1)	Reported as “investments in securities” in the condensed consolidated balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the condensed consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations and Comprehensive Loss
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2016		2015
Assets
Derivative assets:
Equity put options	$(286)		$(21)
Equity call options	(235)		2
Options on futures contracts	59		—

Non-derivative assets:
Equity - American Depositary Receipt	—		(6)
Equity securities	(6,030)		40
U.S. treasury securities	677		10
Total	(5,815)		25
Liabilities
Derivative liabilities:
Short equity put options	(397)		10
Short equity call options	571		(2)

Non-derivative liabilities:
Equity securities	(43)		12
Deferred compensation plan	1,612		(5,256)
Total	1,743		(5,236)
Net	$(4,072)		$(5,211)
Total combined
Unrealized gain on investment securities	$1,129		$47
Realized loss on investment securities	(6,813)		(2)
Deferred compensation plan	1,612	(1)	(5,256)	(1)
Net	$(4,072)		$(5,211)
________

(1)	Reported as a component of “salaries and benefits” in the condensed consolidated statements of operations and comprehensive loss.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Summary of Fair Value of Financial Instruments
Certain of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$2,226	$2,226	$81,072	$81,072
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$105	$105	$983	$983
Deferred compensation plan	9,593	9,593	11,205	11,205
Financial assets not measured at fair value:
Cash and cash equivalents	$122,438	$122,438	$50,272	$50,272
Restricted cash	12,050	12,050	5,684	5,684
Receivables	2,920	2,920	250	250
Due from Ashford Trust OP, net	7,080	7,080	5,856	5,856
Due from Ashford Prime OP	3,056	3,056	3,821	3,821
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$6,887	$6,887	$10,832	$10,832
Due to affiliates	1,719	1,719	782	782
Other liabilities	12,050	12,050	5,684	5,684
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
6. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 11, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition.
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and is pending in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleges that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in in connection with the June 2015 amendments to the Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa seeks an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. The outcome of the litigation is pending but the Company intends to vigorously defend the claims filed by Sessa.
On March 22, 2016, the Company and Ashford LLC filed a lawsuit in Texas state district court in Dallas against Sessa, related entities, and John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Inc., et al v. Sessa Capital (Master), L.P., et al., Cause No. 16-DC-03340. The Company generally alleges that the defendants have engaged in wrongful acts, including engaging in an unlawful proxy contest for control of the Ashford Prime board, and are tortiously interfering with the Company and Ashford LLC’s advisory agreement with Ashford Prime. Among other relief, the Company seeks actual and exemplary damages, as well as an injunction prohibiting defendants from further interference with the advisory agreement or the Company’s managerial and operational control of Ashford Prime and its assets. The outcome of the litigation is pending.
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
Securities Sold Short—The AQUA Fund is subject to certain inherent risks arising from selling securities short. The ultimate cost to the AQUA Fund to acquire these securities may exceed the liability reflected in these condensed consolidated financial statements.
7. Related Party Transactions
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is a percentage of Ashford Trust’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s total stockholder return exceeds the total stockholder return for Ashford Trust’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Trust OP (in thousands):

	Three Months Ended March 31,
	2016	2015
Advisory services revenue
Base advisory fee	$8,540	$8,012
Reimbursable expenses (1)	1,498	1,500
Equity-based compensation (2)	900	171
Incentive fee	—	—
Total advisory services revenue	$10,938	$9,683

Other revenue
Non-advisory expense reimbursements	$—	$195

Total revenue	$10,938	$9,878
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At March 31, 2016 and December 31, 2015, we had a net receivable of $7.1 million and $5.9 million, respectively, from Ashford Trust OP associated with the advisory services fee discussed above.
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. The quarterly base fee is a percentage of Ashford Prime’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Prime’s total stockholder return exceeds the total stockholder return for Ashford Prime’s peer group, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the advisory services revenue from Ashford Prime OP (in thousands):

	Three Months Ended March 31,
	2016	2015
Advisory services revenue
Base advisory fee	$2,025	$2,204
Reimbursable expenses (1)	656	567
Equity-based compensation (2)	(613)	469
Incentive fee (3)	319	—
Total advisory services revenue	$2,387	$3,240

Other revenue
Lease revenue	$84	$—

Total revenue	$2,471	$3,240
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive fee includes the pro-rata portion of the second installment of the 2015 incentive fee for which the payment is contingent upon the FCCR Condition (as defined in the Ashford Prime OP advisory agreement).

At March 31, 2016 and December 31, 2015, we had receivables of $3.1 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above.
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying condensed consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred which are then rebilled to Ashford Trust and Ashford Prime. For the three months ended March 31, 2016 and March 31, 2015, these reimbursements totaled $1.9 million and $1.0 million, respectively, and are included in “general and administrative” expenses on the condensed consolidated statements of operations and comprehensive loss. The amounts due under these arrangements as of March 31, 2016 and December 31, 2015, are included in “due to affiliates” on our condensed consolidated balance sheets.
Certain limited partners of the AQUA Fund, including our chief executive officer, Ashford Trust, Ashford Prime and certain directors of Ashford Trust and Ashford Prime are affiliated with the General Partner. The aggregate value of the affiliated limited partners’ share of partners’ capital in the AQUA Fund at March 31, 2016 and December 31, 2015, was approximately $100.3 million and $106.1 million, respectively.
Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense of $3,000 and $3,000 was recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and March 31, 2015, respectively.
On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana, which closed in June 2015. The $4.0 million obligation is included in non-current “other assets” and “Due from Ashford Trust, net” on our condensed consolidated balance sheet as of March 31, 2016. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, $84,000 of advisory revenue was allocated to lease revenue for the three months ended March 31, 2016. Lease revenue is included in “other” revenue in the condensed consolidated statements of operations and comprehensive loss.
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
The Ashford Advisors preferred and common stock and the 20% interest retained by the principals of Remington Lodging will be subject to certain put, call and/or conversion rights which could result in the previous owners of Remington Lodging receiving subsidiary voting shares and/or preferred or common shares of Ashford Inc. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. This transaction is subject to customary closing conditions, including certain tax related conditions.
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
8. Equity and Equity-Based Compensation
Equity-Based Compensation—Equity-based compensation expense of $2.9 million and $5.2 million was recognized for the three months ended March 31, 2016 and March 31, 2015, respectively, and included $961,000 and $951,000, respectively, of expense attributable to our stock options. As of March 31, 2016, the Company had approximately $13.7 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 2.4 years. Additionally, as a result of our spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants. For the three months ended March 31, 2016 and March 31, 2015, we recognized equity-based compensation expense of $2.0 million and $4.3 million, respectively, related to these grants. As of March 31, 2016, the outstanding restricted stock/units related to the assumed

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Trust equity grants had vesting schedules between April 2016 and April 2017. As of March 31, 2016, the unrecognized cost of these unvested shares of restricted stock/units was $4.2 million which will be amortized over a period of 1.1 years. As described in note 7, equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $3,000 and $3,000 was recorded for the three months ended March 31, 2016 and March 31, 2015, respectively.
Preferred Stock—In accordance with Ashford Inc.’s charter, we are authorized to issue 50 million shares of preferred stock which currently includes up to 2.0 million shares of series A cumulative preferred stock. The holders of series A cumulative preferred stock are entitled to receive dividends in preference to holders of shares of any class or series of stock ranking junior to it, equal to 1,000 multiplied by the aggregate per share amount of all dividends of common stock. Each share of series A cumulative preferred stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of the stockholders of Ashford Inc. No shares of series A cumulative preferred stock are currently outstanding.
Shareholder Rights Plan—On November 16, 2014, our board of directors adopted a shareholder rights plan (the “2014 Rights Plan”). The 2014 Rights Plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Pursuant to the 2014 Rights Plan, our board of directors declared a dividend of one preferred share purchase right (a “Right”) payable on November 27, 2014, for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), outstanding on November 27, 2014 (the “Record Date”) to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the rights is de minimis. The rights are set to expire on February 25, 2018.
Noncontrolling Interests in Consolidated Entities—Noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.23% in another entity at March 31, 2016. Noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in the entity in which we held a variable interest in the form of a note receivable at December 31, 2015. At March 31, 2016 and December 31, 2015 noncontrolling interests in consolidated entities had a total carrying value of $101.1 million and $104.5 million, respectively. Loss from consolidated entities attributable to these noncontrolling interests was $6.5 million and $961,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.
With respect to the 100% noncontrolling interests in the AQUA Fund, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the AQUA Fund as specified in the limited partnership agreement.
9. Deferred Compensation Plan
We administer a nonqualified DCP for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. The DCP provides for various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016 and March 31, 2015, we recorded an unrealized gain of $1.6 million and unrealized loss of $5.3 million, respectively. During the three months ended March 31, 2016 and March 31, 2015, no distributions of shares were made to participants.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. Redeemable Noncontrolling Interests
Redeemable Noncontrolling Interests in Ashford LLC—Redeemable noncontrolling interests in Ashford LLC represents certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford LLC, which is an allocation of net income/loss attributable to the members based on the weighted average ownership percentage of these members’ interest. Beginning one year after issuance, each common unit of membership interest may be redeemed by the holder, for either cash or, at our sole discretion, one share of our common stock.
Redeemable noncontrolling interests in Ashford LLC as of March 31, 2016 and December 31, 2015, were $206,000 and $240,000, respectively, which represented ownership of approximately 0.2% as of each period. The carrying value of redeemable noncontrolling interests as of March 31, 2016 and December 31, 2015, included adjustments of $155,000 and $188,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three months ended March 31, 2016 and March 31, 2015, net losses of $3,000 and $18,000, respectively, were allocated to these redeemable noncontrolling interests.
Redeemable Noncontrolling Interest in Subsidiary Common Stock—Redeemable noncontrolling interest in subsidiary common stock represents the 49.28% ownership interest in a consolidated VIE retained by the party that previously held a 100% interest and previously included in noncontrolling interests in consolidated entities. On March 8, 2016, the 100% noncontrolling interest in the entity was reduced to 49.28% upon a $2.0 million investment by Ashford Trust, which represents a 12.23% ownership interest and resulted in the conversion of our note receivable into our 38.49% ownership interest. The carrying value of redeemable noncontrolling interest in subsidiary common stock as of March 31, 2016 was $913,000. The carrying value of the redeemable noncontrolling interest included an adjustment of $32,000 to reflect the excess of redemption value over the accumulated historical cost. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. For the period from March 8, 2016 through March 31, 2016, net loss of $115,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock.
11. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders – basic and diluted:
Net loss attributable to the Company	$(1,732)	$(7,834)
Distributed and undistributed net loss - basic	$(1,732)	$(7,834)
Effect of deferred compensation plan	(1,612)	—
Distributed and undistributed net loss - diluted	$(3,344)	$(7,834)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,008	1,982
Effect of deferred compensation plan shares	210	—
Weighted average common shares outstanding – diluted	2,218	1,982

Loss per share – basic:
Net loss allocated to common stockholders per share	$(0.86)	$(3.95)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(1.51)	$(3.95)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss allocated to common stockholders is not adjusted for:
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	$(3)	$(18)
Net loss attributable to redeemable noncontrolling interests in subsidiary common stock	(115)	—
Total	$(118)	$(18)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	1	3
Effect of assumed exercise of stock options	—	3
Effect of assumed conversion of Ashford LLC units	5	5
Effect of contingently issuable shares	41	—
Total	47	11

12. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and the AQUA Fund in conformity with each entity’s investment guidelines.
13. Subsequent Events
On April 6, 2016, Ashford Prime requested a redemption of its approximate $45.7 million holding in the AQUA Fund.
On April 12, 2016, Ashford Inc.’s stockholders approved the Remington Acquisition Agreement at a special meeting of stockholders. This transaction is subject to customary closing conditions, including certain tax related conditions. See note 7.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contain certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the factors discussed in our Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “2015 10-K”), including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

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
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements summarized under “Item 1A. Risk Factors” of our 2015 10-K, the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of May 6, 2016, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
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
Recent Developments
On March 8, 2016, our $3.0 million note receivable from one of the consolidated entities in which the noncontrolling interest holder had a 100% interest was converted into equity of the entity pursuant to a financing arrangement between the Company and such entity, upon the acquisition by Ashford Trust of $2.0 million investment in the entity. For further discussion see notes 1, 2, 8 and 10 to our condensed consolidated financial statements.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and its majority-owned subsidiaries and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.
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
Sources and Uses of Cash
As of March 31, 2016 and December 31, 2015, we had $122.4 million and $50.3 million of cash and cash equivalents, respectively, which included cash and cash equivalents of $99.3 million and $26.9 million, respectively, associated with the AQUA Fund.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand and positive cash flow from operations. We anticipate using funds for operating expenses primarily attributable to paying our employees and for certain strategic investments including key money consideration.
Net Cash Flows Provided by Operating Activities. Operating activities provided net cash flows of $70.7 million for the three months ended March 31, 2016 and used net cash of $6.7 million for the three months ended March 31, 2015. The increase in cash flows provided by operating activities was primarily a result of the liquidation of investments in securities held by the AQUA Fund. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the AQUA Fund.
Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2016, investing activities used net cash flows of $70,000, all of which was associated with purchases of furniture, fixtures and equipment. For the three months ended March 31, 2015, investing activities used net cash flows of $807,000, all of which was associated with purchases of furniture, fixtures and equipment.
Net Cash Flows Provided by Financing Activities. For the three months ended March 31, 2016, net cash flows provided by financing activities was $1.6 million. These cash inflows consisted of $2.0 million of contributions from noncontrolling interests in a consolidated entity partially offset by the utilization of excess tax benefit associated with stock-based compensation of $314,000, advances to employees of $111,000 associated with tax withholdings for restricted stock vestings and $19,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings. For the three months ended March 31, 2015, net cash flows provided by financing activities was $2.8 million, which consisted of $2.6 million of contributions from noncontrolling interests in a consolidated entity and excess tax benefit associated with stock-based compensation of $853,000 partially offset by advances to employees of $523,000 associated with tax withholdings for restricted stock vestings and $64,000 for the purchase of treasury shares to cover tax withholdings for restricted stock vestings.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue
Advisory services	$13,325	$12,923	$402	3.1%
Other	84	195	(111)	(56.9)%
Total revenue	13,409	13,118	291	2.2%
Expenses
Salaries and benefits	9,208	17,493	(8,285)	(47.4)%
Depreciation	272	129	143	110.9%
General and administrative	4,441	4,130	311	7.5%
Total expenses	13,921	21,752	(7,831)	(36.0)%
Operating loss	(512)	(8,634)	(8,122)	(94.1)%
Realized loss on investment in unconsolidated entity	(3,601)	—	3,601
Unrealized gain on investment in unconsolidated entity	2,141	—	2,141
Interest income	13	1	12	1,200.0%
Dividend income	13	6	7	116.7%
Unrealized gain on investments	1,129	47	1,082	2,302.1%
Realized loss on investments	(6,813)	(2)	6,811	340,550.0%
Other expenses	(128)	—	128
Loss before income taxes	(7,758)	(8,582)	(824)	(9.6)%
Income tax expense	(640)	(231)	409	177.1%
Net loss	(8,398)	(8,813)	(415)	(4.7)%
Loss from consolidated entities attributable to noncontrolling interests	6,548	961	5,587	581.4%
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	3	18	(15)	(83.3)%
Net loss attributable to redeemable noncontrolling interests in subsidiary common stock	115	—	115
Net loss attributable to the Company	$(1,732)	$(7,834)	$(6,102)	(77.9)%
Net Loss Attributable to the Company. Net loss attributable to the Company decreased $6.1 million, or 77.9%, to $1.7 million for the three months ended March 31, 2016 (the “2016 quarter”) compared to the three months ended March 31, 2015 (the “2015 quarter”) as a result of the factors discussed below.
Advisory Services Revenue. Advisory services revenue increased $402,000, or 3.1%, to $13.3 million during the 2016 quarter. The increase is comprised of higher base advisory fees of $349,000, higher reimbursable expense of $87,000 and higher incentive advisory fees of $319,000, partially offset by lower equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units of $353,000.
During the 2016 quarter, advisory services revenue was comprised of base advisory fees of $10.6 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $2.2 million. Advisory services revenue also included $287,000 of equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount which is included in “salaries and benefits” and $319,000 of incentive fees for the pro-rata portion of the second installment of the 2015 incentive fee for which the payment is contingent upon the FCCR Condition, as defined in our advisory agreement with Ashford Prime.
During the 2015 quarter, advisory services revenue was comprised of a base advisory fee of $10.2 million, reimbursable overhead and internal audit reimbursements of $2.1 million and equity-based compensation of $640,000 associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount which is included in “salaries and benefits.” No incentive fee was earned for the 2015 quarter in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue of $84,000 for the 2016 quarter represents lease revenue as a result of our key money transaction with Ashford Prime. Other revenue for the 2015 quarter consisted of $195,000 of other non-advisory expense reimbursements from Ashford Trust.
Salaries and Benefits Expense. Salaries and benefits expense decreased $8.3 million, or 47.4%, to $9.2 million during the 2016 quarter compared to the 2015 quarter. The decrease in salaries and benefits was attributable to lower non-cash expense associated with our DCP of $6.9 million, lower non-cash equity-based compensation of $2.7 million and lower cash bonus expense of $80,000 offset by higher expenses for cash salaries of $907,000 and higher expenses for payroll tax burden of $409,000.
In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting in April 2017.
During the 2016 quarter, salaries and benefits expense included $7.6 million of cash salaries and benefits, $3.2 million of non-cash equity-based compensation and a $1.6 million non-cash gain associated with our DCP. Non-cash equity-based compensation consisted of $2.0 million associated with prior Ashford Trust equity grants, $961,000 in connection with stock option grants and $287,000 associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
During the 2015 quarter, salaries and benefits expense included $6.3 million of cash salaries and benefits and $5.9 million of non-cash equity-based compensation and $5.3 million non-cash expense associated with our deferred compensation plan (“DCP”). Non-cash equity-based compensation consisted of $4.3 million associated with prior Ashford Trust equity grants, $951,000 in connection with stock option grants and $640,000 associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
Depreciation Expense. Depreciation expense increased $143,000, or 110.9%, to $272,000 during the 2016 quarter compared to the 2015 quarter, as a result of furniture, fixtures and equipment additions since March 31, 2015.
General and Administrative Expense. General and administrative expenses increased $311,000, or 7.5%, to $4.4 million during the 2016 quarter compared to the 2015 quarter as a result of $794,000 of non-capitalizable costs associated with ongoing software implementation projects and higher office expense of $23,000 partially offset by lower director costs of $270,000, travel and other expenses of $103,000, professional fees of $85,000 and public company costs of $48,000.
Realized Loss on Investment in Unconsolidated Entity. We recorded a realized loss on an investment in an unconsolidated entity of $3.6 million in the 2016 quarter from an unconsolidated investment fund for which AIM is the investment adviser. We did not have any realized gains/losses in the 2015 quarter.
Unrealized Gain on Investment in Unconsolidated Entity. We recorded an unrealized gain on an investment in an unconsolidated entity of $2.1 million in the 2016 quarter from an unconsolidated investment fund for which AIM is the investment adviser. We did not have any unrealized gains/losses in the 2015 quarter.
Interest Income. Interest income was $13,000 and $1,000 for the 2016 quarter and 2015 quarter, respectively, related to investments in the AQUA Fund which began operations in 2015.
Dividend Income. Dividend income was $13,000 and $6,000 for the 2016 quarter and 2015 quarter, respectively, related to investments in the AQUA Fund which began operations in 2015.
Unrealized Gain on Investments. Unrealized gain on investments was $1.1 million and $47,000 for the 2016 quarter and 2015 quarter, respectively, related to investments in the AQUA Fund which began operations during the first quarter of 2015. The unrealized gain on investments is based on changes in closing market prices during the period.
Realized Loss on Investments. Realized loss on investments was $6.8 million and $2,000 for the 2016 quarter and 2015 quarter, respectively. The realized loss on investments related to investments in the AQUA Fund which began operations during the first quarter of 2015.

Other Expenses. Other expenses was $128,000 for the 2016 quarter. There were no other expenses in the 2015 quarter.
Income Tax Expense. Income tax expense increased $409,000, from $231,000 for the 2015 quarter, to $640,000 for the 2016 quarter. The increase in tax expense is primarily due to a deferred tax benefit of $520,000 for the year ended December 31, 2014 being recorded in the 2015 quarter. We evaluated the impact of the adjustment and determined that the amount was immaterial to the financial statements for the 2015 and 2014 fiscal years.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $6.5 million in the 2016 quarter and a loss of $961,000 in the 2015 quarter. At March 31, 2016, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity, 100% in one entity and 12% in one entity. At March 31, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities.
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net loss of $3,000 and $18,000 in the 2016 quarter and 2015 quarter, respectively. Redeemable noncontrolling interests in Ashford LLC represented ownership interests of 0.2% in Ashford LLC at both March 31, 2016 and March 31, 2015.
Net Loss Attributable to Redeemable Noncontrolling Interest in Subsidiary Common Stock. Noncontrolling interest in subsidiary common stock was allocated net loss of $115,000 in the 2016 quarter. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 49% in subsidiary common stock at March 31, 2016. No income or loss was allocated during the 2015 quarter as there were no noncontrolling interests in subsidiary common stock.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see notes 1 and 2 to the condensed consolidated financial statements.
Contractual Obligations and Commitments
There have been no material changes since December 31, 2015, outside the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-K.
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-K. There have been no material changes in these critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We hold options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
We together with our wholly-owned subsidiaries do not hold any other financial instruments that subject us to market risk.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 11, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition.
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and is pending in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleges that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in in connection with the June 2015 amendments to the Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa seeks an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. The outcome of the litigation is pending but the Company intends to vigorously defend the claims filed by Sessa.
On March 22, 2016, the Company and Ashford LLC filed a lawsuit in Texas state district court in Dallas against Sessa, related entities, and John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Inc., et al v. Sessa Capital (Master), L.P., et al., Cause No. 16-DC-03340. The Company generally alleges that the defendants have engaged in wrongful acts, including engaging in an unlawful proxy contest for control of the Ashford Prime board, and are tortiously interfering with the Company and Ashford LLC’s advisory agreement with Ashford Prime. Among other relief, the Company seeks actual and exemplary damages, as well as an injunction prohibiting defendants from further interference with the advisory agreement or the Company’s managerial and operational control of Ashford Prime and its assets. The outcome of the litigation is pending.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2015 Form 10-K, filed with the SEC on March 15, 2016, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the first quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	—		$—	—	$—
February 1 to February 29	—		—	—	—
March 1 to March 31	502	(1)	38.78	—	—
Total	502		$38.78	—
__________________
(1) Includes 502 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted stock units issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	May 10, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 10, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer