Form 10-Q
period 2016-06-30
Ashford Inc
filed 2016-08-09
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,015,599
(Class)	Outstanding at August 5, 2016

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$86,432	$50,272
Restricted cash	11,348	5,684
Investments in securities	3,147	81,072
Prepaid expenses and other	1,377	1,909
Receivables	168	250
Due from Ashford Trust OP, net	3,336	5,856
Due from Ashford Prime OP, net	3,805	3,821
Total current assets	109,613	148,864
Investments in unconsolidated entities	500	3,335
Furniture, fixtures and equipment, net	8,756	6,550
Deferred tax assets	3,443	4,242
Other assets	4,000	4,000
Total assets	$126,312	$166,991
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$6,442	$10,447
Due to affiliates	3,709	782
Liabilities associated with investments in securities	3,019	983
Other liabilities	11,348	5,684
Total current liabilities	24,518	17,896
Accrued expenses	188	385
Deferred income	2,381	629
Deferred compensation plan	10,521	11,205
Total liabilities	37,608	30,115
Commitments and contingencies (note 6)
Redeemable noncontrolling interests in Ashford LLC	225	240
Redeemable noncontrolling interests in subsidiary common stock	1,042	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,016,353 and 2,010,808 shares issued and 2,015,599 and 2,010,569 shares outstanding at June 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	235,067	234,716
Accumulated deficit	(202,668)	(202,546)
Treasury stock, at cost, 754 shares and 239 shares at June 30, 2016 and December 31, 2015, respectively	(45)	(25)
Total stockholders’ equity of the Company	32,374	32,165
Noncontrolling interests in consolidated entities	55,063	104,471
Total equity	87,437	136,636
Total liabilities and equity	$126,312	$166,991
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Advisory services	$18,068	$14,489	$31,393	$27,412
Other	84	—	168	195
Total revenue	18,152	14,489	31,561	27,607
Expenses
Salaries and benefits	15,984	5,688	25,192	23,181
Depreciation	272	399	544	528
General and administrative	4,088	4,542	8,529	8,672
Total expenses	20,344	10,629	34,265	32,381
Operating income (loss)	(2,192)	3,860	(2,704)	(4,774)
Realized gain (loss) on investment in unconsolidated entity	—	—	(3,601)	—
Unrealized gain (loss) on investment in unconsolidated entity	—	(1,066)	2,141	(1,066)
Interest income	10	51	23	52
Dividend income	33	166	46	172
Unrealized gain (loss) on investments	(234)	(3,037)	895	(2,990)
Realized gain (loss) on investments	470	1,037	(6,343)	1,035
Other expenses	(21)	(10)	(149)	(10)
Income (loss) before income taxes	(1,934)	1,001	(9,692)	(7,581)
Income tax benefit (expense)	655	(233)	15	(464)
Net income (loss)	(1,279)	768	(9,677)	(8,045)
(Income) loss from consolidated entities attributable to noncontrolling interests	(182)	3,154	6,366	4,115
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	4	(8)	7	10
Net (income) loss attributable to redeemable noncontrolling interests in subsidiary common stock	351	—	466	—
Net income (loss) attributable to the Company	$(1,106)	$3,914	$(2,838)	$(3,920)
Comprehensive income (loss) attributable to the company	$(1,106)	$3,914	$(2,838)	$(3,920)
Income (loss) per share - basic:
Net income (loss) attributable to common stockholders	$(0.55)	$1.97	$(1.41)	$(1.97)
Weighted average common shares outstanding - basic	2,011	1,985	2,010	1,989
Loss per share - diluted:
Net loss attributable to common stockholders	$(0.71)	$(1.26)	$(1.85)	$(2.43)
Weighted average common shares outstanding - diluted	2,048	2,197	2,152	2,201
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2016	2,011	$20	$234,716	$(202,546)	—	$(25)	$104,471	$136,636	$240	$—
Purchase of treasury stock	—	—	—	—	(1)	(20)	—	(20)	—	—
Equity-based compensation	5	—	2,819	3,198	—	—	—	6,017	—	—
Excess tax deficiency on equity-based compensation	—	—	(314)	—	—	—	—	(314)	—	—
Employee advances	—	—	198	—	—	—	—	198	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,051	2,051	—	—
Reallocation of carrying value	—	—	(2,352)	—	—	—	1,334	(1,018)	—	1,018
Redemption of offshore fund	—	—	—	—	—	—	(179)	(179)	—	—
Redemption of noncontrolling interest holder in AQUA U.S. fund	—	—	—	—	—	—	(46,248)	(46,248)	—	—
Redemption value adjustment	—	—	—	(482)	—	—	—	(482)	(8)	490
Net loss	—	—	—	(2,838)	—	—	(6,366)	(9,204)	(7)	(466)
Balance at June 30, 2016	2,016	$20	$235,067	$(202,668)	(1)	$(45)	$55,063	$87,437	$225	$1,042
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(9,677)	$(8,045)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	544	528
Change in fair value of deferred compensation plan	(684)	(1,423)
Realized and unrealized loss of unconsolidated entities, net	1,460	1,066
Equity-based compensation	6,017	8,871
Excess tax (benefit) deficiency on equity-based compensation	314	(1,065)
Deferred tax expense (benefit)	485	(2,273)
Realized and unrealized loss on investments, net	5,448	1,955
Purchases of investments in securities	(78,760)	(70,410)
Sales of investments in securities	153,273	44,075
Changes in operating assets and liabilities:
Restricted cash	(5,664)	(3,933)
Prepaid expenses and other	532	(1,199)
Receivables	82	(290)
Due from Ashford Trust OP, net	2,520	(482)
Due from Ashford Prime OP, net	(2,273)	142
Accounts payable and accrued expenses	(4,218)	(2,266)
Due to affiliates	499	(410)
Other liabilities	5,664	4,025
Deferred income	1,752	—
Due to broker	—	23,653
Net cash provided by (used in) operating activities	77,314	(7,481)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(335)	(1,033)
Investments in unconsolidated entities	—	(5,500)
Distribution from investment in unconsolidated entity	1,375	—
Net cash provided by (used in) investing activities	1,040	(6,533)
Cash Flows from Financing Activities
Excess tax benefit (deficiency) on equity-based compensation	(314)	1,065
Purchase of treasury stock	(20)	(85)
Employee advances	198	(266)
Contributions from noncontrolling interest in consolidated entities	2,051	4,780
Distributions to noncontrolling interests in consolidated entities	(44,109)	—
Net cash provided by (used in) financing activities	(42,194)	5,494
Net change in cash and cash equivalents	36,160	(8,520)
Cash and cash equivalents at beginning of period	50,272	29,597
Cash and cash equivalents at end of period	$86,432	$21,077

	Six Months Ended June 30,
	2016	2015
Supplemental Cash Flow Information
Interest paid	$133	$—
Income taxes paid	848	3,308
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Contributions of securities from noncontrolling interests in consolidated entities	$—	$110,630
Distribution from deferred compensation plan	—	87
Capital expenditures accrued but not paid	2,607	226
Accrued but unpaid redemption of offshore fund	7	—
Accrued but unpaid redemption of AQUA U.S. Fund	2,311	—
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
On March 8, 2016, our $3.0 million note receivable from one of the consolidated entities in which the noncontrolling interest holder had a 100% interest was converted into equity of the entity pursuant to a financing arrangement between the Company and such entity, upon a $2.0 million investment in the entity by Ashford Trust. See notes 2, 8 and 10.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The accompanying condensed consolidated financial statements reflect the operations of our asset and investment management, business including the AQUA Fund and entities that we consolidate. Our asset and investment management business provides asset and investment management, accounting and legal services to Ashford Trust, Ashford Prime and the AQUA Fund. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
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
The AQUA Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the AQUA Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the AQUA Fund. As of June 30, 2016 and December 31, 2015, the AQUA Fund held approximately $58.2 million and $108.1 million, respectively, of total assets consisting primarily of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the AQUA Fund. Additionally, as of June 30, 2016 and December 31, 2015, the AQUA Fund had liabilities of $3.2 million and $1.1 million, respectively, consisting primarily of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc.
As of June 30, 2016, we held a variable interest in a consolidated VIE in which the redeemable noncontrolling interest holders had a 49.13% interest and the noncontrolling interest holders had a 12.50% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of the entity and therefore we consolidate it. As of June 30, 2016 this entity held approximately $1.2 million of total assets that primarily consisted of cash and cash equivalents and other assets that can only be used to settle the obligations of that entity. Additionally, as of June 30, 2016, that entity had accounts payable and accrued expenses of $102,000 for which creditors do not have recourse to Ashford Inc. As of December 31, 2015, the variable interest was held in one of the consolidated entities in which the noncontrolling interest holder had a 100% interest, and it was held in the form of a note receivable with an outstanding balance of $3.0 million that eliminated in consolidation. As of December 31, 2015, this entity held approximately $653,000 of total assets that primarily consisted of cash and cash equivalents and other assets that could only be used to settle the obligations of that entity. Additionally, as of December 31, 2015, that entity had accounts payable and accrued expenses of $177,000 for which creditors did not have recourse to Ashford Inc.
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
The redeemable noncontrolling interests in subsidiary common stock as of June 30, 2016 represents the 49.13% ownership interest in a consolidated VIE retained by the party that previously held a 100% interest and was previously included in noncontrolling interests in consolidated entities as of December 31, 2015. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. The carrying value of the redeemable noncontrolling interests in subsidiary common stock is based on the accumulated historical cost adjusted to reflect the excess of redemption value over the accumulated historical cost.
At June 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.50% in the consolidated variable interest previously held in the form of a note receivable. At December 31, 2015, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in the entity in which we held a variable interest in the form of a note receivable.
Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. The quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Prime and Ashford Trust, as defined in the amended advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met. As incentive fees are earned annually, we recognize revenue quarterly based on the amount that would be due pursuant to the applicable advisory agreement as of the interim balance sheet date in accordance with the authoritative accounting guidance.
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
Investments in Unconsolidated Entities—As of December 31, 2015, we held a first loss limited liability company interest (the "Interest") in an unconsolidated limited liability company (the "Fund"). The Fund was a private investment fund which generally invested its assets in one or more securities trading accounts that were managed by external investment advisers, including our subsidiary, Ashford Investment Management, LLC. Our initial investment in the Fund was made in May 2015 in the amount of $5 million, which represented an approximate 2% ownership interest in the Fund. In accordance with the Fund's limited liability company agreement, a manager not affiliated with us possessed and exercised the full, complete and exclusive right, power and authority to manage and conduct the business and affairs of the Fund, subject only to certain withdrawal and voting rights we had and the requirements of applicable law. Due to our limited rights, we did not exercise significant influence over the Fund and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

therefore did not account for the Interest under the equity method of accounting. The Fund was in an investment company (as defined by GAAP) for which the Interests do not have a readily determinable value. Instead, the manager of the Fund calculated a net asset value (“NAV”) for the Interests monthly in accordance with applicable authoritative accounting guidance. Changes in the NAV were recorded in “unrealized gain/loss in investment in unconsolidated entity." We requested redemption of the Interest effective March 29, 2016. The redeemed amount of $1.4 million was received during the second quarter of 2016, which reduced our carrying value to $0 at June 30, 2016. At December 31, 2015, the carrying value of the investment, which approximated fair value, was $2.8 million. No gain or loss was recognized for the three months ended June 30, 2016. We recognized an unrealized gain of $2.1 million and a realized loss of $3.6 million for the six months ended June 30, 2016. There were no unfunded commitments related to the investment as of June 30, 2016 and December 31, 2015. Requests for redemptions could be made on a quarterly basis with 30 days’ notice. Under certain circumstances involving extraordinary market conditions, the Fund may limit or suspend withdrawals and distributions, and/or defer payment of withdrawn amounts. There were no restrictions related to withdrawals or distributions at June 30, 2016 and December 31, 2015.
We also hold an investment in an unconsolidated entity, with a carrying value as of both June 30, 2016 and December 31, 2015 of $500,000, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities. No such impairment was recorded during the three and six months ended June 30, 2016 or June 30, 2015.
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
Our effective tax rates on income (loss) before income taxes for the three and six months ended June 30, 2016 and June 30, 2015 were 33.9% and 0%, and 23.3% and (6.1)%, respectively. The rates reflect the effects of permanent differences, changes in the valuation allowance on our deferred tax assets, and losses attributable to noncontrolling interests in partnerships and LLC’s taxed as partnerships for which taxes are not the responsibility of the company. For the three and six months ended June 30, 2016, the rates also reflect the effect of a 0% effective tax rate on the net losses of a consolidated VIE due to it being more likely than not that the related deferred tax assets will not be realized primarily because of the entity's history of losses. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At June 30, 2016, we recorded gross deferred tax assets of $9.6 million and a partial valuation allowance of $6.2 million, resulting in recognition of net deferred tax assets of $3.4 million. After consideration of all evidence, including the positive evidence of taxable income for the year ended December 31, 2015, and for the period after the spin-off from November 12, 2014, through December 31, 2014, we concluded that it is more likely than not that we will utilize a portion of our deferred tax assets due to the carryback potential of certain deferred tax assets. If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
The “Income Taxes” Topic of the FASB ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
3. Derivative Contracts
As of June 30, 2016, the volume of the AQUA Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at June 30, 2016, was 38,000 long exposure contracts with a notional amount of $2.5 million and 10,000 short exposure contracts with a notional amount of $3.1 million.
As of December 31, 2015, the volume of the AQUA Fund’s option derivative activities based on their notional amounts which are the fair values of the underlying shares as if the options were exercised at December 31, 2015, was 41,000 long exposure contracts with a notional amount of $6.0 million and 27,000 short exposure contracts with a notional amount of $114,000.
Options on Futures Contracts— During the six months ended June 30, 2016, we purchased options on Eurodollar futures for upfront costs of $94,000 with a maturity date of June 2017. These options were not designated as cash flow hedges. During the six months ended June 30, 2015, we had no purchases of options on Eurodollar futures.

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2016
Assets
Derivative assets:
Equity call options	$2,875	$—	$2,875	(1)
Options on futures contracts	272	—	272	(1)
Total	3,147	—	3,147
Liabilities
Derivative liabilities:
Short equity call options	(1,076)	(1,943)	(3,019)	(2)
Non-derivative liabilities:
Deferred compensation plan	(10,521)	—	(10,521)
Total	(11,597)	(1,943)	(13,540)
Net	$(8,450)	$(1,943)	$(10,393)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Equity put options	$536	$654	$1,190	(1)
Equity call options	1,492	6	1,498	(1)
Options on futures contracts	225	—	225	(1)
Non-derivative assets:
Equity securities	44,414	—	44,414	(1)
U.S. treasury securities	33,745	—	33,745	(1)
Total	80,412	660	81,072
Liabilities
Derivative liabilities:
Short equity put options	(447)	—	(447)	(2)
Short equity call options	(507)	(29)	(536)	(2)
Non-derivative liabilities:
Deferred compensation plan	(11,205)	—	(11,205)
Total	(12,159)	(29)	(12,188)
Net	$68,253	$631	$68,884
__________________

(1)	Reported as “investments in securities” in the condensed consolidated balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the condensed consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Gain (Loss) Recognized
	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Assets
Derivative assets:
Equity put options	$(184)		$427		$(470)		$406
Equity call options	2,116		79		1,881		81
Options on futures contracts	(106)		—		(47)		—

Non-derivative assets:
Equity - American Depositary Receipt	—		39		—		33
Equity securities	(35)		(2,762)		(6,065)		(2,722)
U.S. treasury securities	—		(361)		677		(351)
Total	1,791		(2,578)		(4,024)		(2,553)
Liabilities
Derivative liabilities:
Short equity put options	571		(83)		174		(73)
Short equity call options	(2,009)		457		(1,438)		455

Non-derivative liabilities:
Equity securities	(117)		204		(160)		216
Deferred compensation plan	(928)		6,679		684		1,423
Total	(2,483)		7,257		(740)		2,021
Net	$(692)		$4,679		$(4,764)		$(532)
Total combined
Unrealized gain (loss) on investment securities	$(234)		$(3,037)		$895		$(2,990)
Realized gain (loss) on investment securities	470		1,037		(6,343)		1,035
Deferred compensation plan	(928)	(1)	6,679	(1)	684	(1)	1,423	(1)
Net	$(692)		$4,679		$(4,764)		$(532)
________

(1)	Reported as a component of “salaries and benefits” in the condensed consolidated statements of operations and comprehensive income (loss).

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

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$3,147	$3,147	$81,072	$81,072
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$3,019	$3,019	$983	$983
Deferred compensation plan	10,521	10,521	11,205	11,205
Financial assets not measured at fair value:
Cash and cash equivalents	$86,432	$86,432	$50,272	$50,272
Restricted cash	11,348	11,348	5,684	5,684
Receivables	168	168	250	250
Due from Ashford Trust OP, net	3,336	3,336	5,856	5,856
Due from Ashford Prime OP, net	3,805	3,805	3,821	3,821
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$6,630	$6,630	$10,832	$10,832
Due to affiliates	3,709	3,709	782	782
Other liabilities	11,348	11,348	5,684	5,684
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
Receivables, due from Ashford Trust OP, net, due from Ashford Prime OP, net, accounts payable and accrued expenses, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
6. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 7, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition.
The outcome of this matter cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the consummation of the Transactions, and an adverse judgment granting permanent injunctive relief could indefinitely prohibit consummation of the Transactions. The defendants have not yet responded to the complaint but intend to defend the claims raised in this lawsuit.
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and is pending in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleges that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in connection with the June 2015 amendments to Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa seeks an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. There are currently no claims for monetary damages, but Sessa seeks reimbursement for its attorneys’ fees and costs. The outcome of the litigation is pending but the Company intends to vigorously defend the claims filed by Sessa.
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
On April 6, 2016, the United States District Court for the Northern District of Texas issued an order in the civil case in which the Company is a named defendant granting Ashford Prime’s request for expedited discovery. The discovery request seeks the names and identities of Sessa’s limited partners, communication between those limited partners and Sessa, and information about cooperation between Sessa and its limited partners in support of its claims that Sessa violated Ashford Prime’s bylaws and federal securities laws. The Company understands that additional discovery will be pursued against the limited partners themselves as their identities are revealed regarding all communication between the limited partners and Sessa related to the Company, Ashford Prime and its affiliates.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Related Party Transactions
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is a percentage of Ashford Trust’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Trust OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advisory services revenue
Base advisory fee	$8,726	$8,505	$17,266	$16,516
Reimbursable expenses (1)	1,628	1,790	3,126	3,290
Equity-based compensation (2)	1,748	1,151	2,648	1,322
Incentive fee	—	—	—	—
Total advisory services revenue	$12,102	$11,446	$23,040	$21,128

Other revenue
Non-advisory expense reimbursements	$—	$—	$—	$195
Total revenue	$12,102	$11,446	$23,040	$21,323
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At June 30, 2016 and December 31, 2015, we had a net receivable of $3.3 million and $5.9 million, respectively, from Ashford Trust OP associated with the advisory services fee discussed above.
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. The quarterly base fee is a percentage of Ashford Prime’s total market capitalization and is based on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

entitled to an incentive fee that is earned annually in each year that Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Prime’s peer group, as defined in the advisory agreement.
The following table summarizes the advisory services revenue from Ashford Prime OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advisory services revenue
Base advisory fee	$2,206	$2,164	$4,231	$4,369
Reimbursable expenses (1)	648	437	1,304	1,004
Equity-based compensation (2)	2,699	442	2,086	911
Incentive fee (3)	413	—	732	—
Total advisory services revenue	$5,966	$3,043	$8,353	$6,284

Other revenue
Lease revenue	$84	$—	$168	$—
Total revenue	$6,050	$3,043	$8,521	$6,284
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive fee includes the pro-rata portion of the second installment of the 2015 incentive fee in the amount of $319,000 and $638,000 for the three and six months ended June 30, 2016, respectively, and the pro-rata portion of the first installment of the 2016 incentive fee in the amount of $94,000 for both the three and six months ended June 30, 2016, respectively.

At June 30, 2016 and December 31, 2015, we had receivables of $3.8 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above.
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying condensed consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Ashford Prime. These reimbursements are included in “general and administrative” expenses on the condensed consolidated statements of operations and comprehensive income (loss). The charges totaled $1.3 million and $3.2 million for the three and six months ended June 30, 2016, respectively and $1.2 million and $2.2 million, for the three and six months ended June 30, 2015, respectively. The amounts due under these arrangements as of June 30, 2016 and December 31, 2015, are included in “due to affiliates” on our condensed consolidated balance sheets.
Certain limited partners of the AQUA Fund, including our chief executive officer, Ashford Trust, Ashford Prime and certain directors of Ashford Trust and Ashford Prime are affiliated with the General Partner. As of June 30, 2016, Ashford Prime is no longer a limited partner of the AQUA Fund. The aggregate value of the affiliated limited partners’ share of partners’ capital in the AQUA Fund at June 30, 2016 and December 31, 2015, was approximately $54.7 million and $106.1 million, respectively.
Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of $2,000 and $5,000 for the three and six months ended June 30, 2016, respectively, and $2,000 and $5,000 for the three and six months ended June 30, 2015, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana, which closed in June 2015. The $4.0 million obligation is included in non-current “other assets” and “Due from Ashford Trust, net” on our condensed consolidated balance sheet as of June 30, 2016. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, advisory revenue of $84,000 and $168,000 was allocated to lease revenue for the three and six months ended June 30, 2016, respectively. Lease revenue is included in “other” revenue in the condensed consolidated statements of operations and comprehensive income (loss).
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
The Remington Acquisition Agreement contains termination rights for both the Company and Remington Lodging, including the right of either party to terminate the Remington Acquisition Agreement if the Transactions are not consummated by the stated deadline. On June 22, 2016, the Remington Acquisition Agreement was amended to extend the deadline to October 7, 2016. If the Remington Acquisition Agreement is terminated by the Company as provided in the Remington Acquisition Agreement, the Company is required to pay the Remington Sellers a termination fee of $6.7 million plus the costs and expenses incurred by them.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Equity and Equity-Based Compensation
Equity-Based Compensation—Equity-based compensation expense of $3.1 million and $6.0 million was recognized for the three and six months ended June 30, 2016, respectively and included $1.6 million and $2.6 million, respectively, of expense attributable to our stock options. Equity-based compensation expense of $3.6 million and $8.9 million was recognized for the three and six months ended June 30, 2015, respectively, and included $961,000 and $1.9 million, respectively, of expense attributable to our stock options. Equity-based compensation expense also included $250,000 for both the three and six months ended June 30, 2016, associated with shares of our common stock issued to our independent directors and included in “general and administrative expense” on our statements of operations and comprehensive income (loss). Equity-based compensation expense included $250,000 for both the three and six months ended June 30, 2015, associated with shares of our common stock issued to our independent directors.
As of June 30, 2016, the Company had approximately $12.7 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 2.1 years. Additionally, as a result of our spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. We recognized equity-based compensation expense related to these grants of $1.2 million and $3.2 million for the three and six months ended June 30, 2016, respectively, and $2.4 million and $6.7 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between February 2017 and April 2017. As of June 30, 2016, the unrecognized cost of these unvested shares of restricted stock/units was $2.9 million which will be amortized over a period of 0.8 years. As described in note 7, equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $2,000 and $5,000 was recorded for the three and six months ended June 30, 2016, respectively, as well as $2,000 and $5,000 for the three and six months ended and June 30, 2015, respectively.
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
Noncontrolling Interests in Consolidated Entities—As of June 30, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.50% in the consolidated variable interest previously held in the form of a notes receivable. Noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in the entity in which we held a variable interest in the form of a note receivable at December 31, 2015. At June 30, 2016 and December 31, 2015 noncontrolling interests in consolidated entities had a total carrying value of $55.1 million and $104.5 million, respectively. Income (loss) from consolidated entities attributable to these noncontrolling interests was income of $182,000 and loss of $6.4 million for the three and six months ended June 30, 2016, respectively, and losses of $3.2 million and $4.1 million for the three and six months ended June 30, 2015, respectively.
With respect to the 100% noncontrolling interests in the AQUA Fund, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the AQUA Fund as specified in the limited partnership agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Deferred Compensation Plan
We administer a nonqualified DCP for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. The DCP provides for various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2016, we recorded an unrealized loss of $928,000 and an unrealized gain of $684,000, respectively. For the three and six months ended June 30, 2015, we recorded an unrealized gain of $6.7 million and $1.4 million, respectively. No distributions of shares were made to participants during the three and six months ended June 30, 2016. A distribution of 930 shares with a fair value of $87,000 was made to one participant for both the three and six months ended June 30, 2015.
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
Redeemable noncontrolling interests in Ashford LLC as of June 30, 2016 and December 31, 2015, were $225,000 and $240,000, respectively, which represented ownership of approximately 0.2% as of each date. The carrying value of redeemable noncontrolling interests as of June 30, 2016 and December 31, 2015, included adjustments of $179,000 and $188,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three and six months ended June 30, 2016, net loss of $4,000 and $7,000, respectively, was allocated to these redeemable noncontrolling interests. For the three and six months ended June 30, 2015, net income of $8,000 and net loss of $10,000, respectively, were allocated to these redeemable noncontrolling interests.
Redeemable Noncontrolling Interest in Subsidiary Common Stock—Redeemable noncontrolling interest in subsidiary common stock represented the 49.13% ownership interest in a consolidated VIE, at June 30, 2016, which was retained by the party that previously held a 100% interest and that was previously included in noncontrolling interests in consolidated entities as of December 31, 2015. On March 8, 2016, the 100% noncontrolling interest in the entity was reduced to 49.28% upon a $2.0 million investment by Ashford Trust, which represented a 12.23% ownership interest and resulted in the conversion of our note receivable into our 38.49% ownership interest. The carrying value of redeemable noncontrolling interest in subsidiary common stock as of June 30, 2016 was $1.0 million. The carrying value of the redeemable noncontrolling interest included adjustments of $490,000 to reflect the excess of redemption value over the accumulated historical cost. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. For the three months ended June 30, 2016, net loss of $351,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock. For the period from March 8, 2016 through June 30, 2016, net loss of $466,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(1,106)	$3,914	$(2,838)	$(3,920)
Less: Net income allocated to unvested shares	—	(8)	—	—
Distributed and undistributed net income (loss) - basic	(1,106)	3,906	$(2,838)	$(3,920)
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	(4)	—	—	—
Effect of deferred compensation plan	—	(6,679)	(684)	(1,423)
Effect of contingently issuable shares	(351)	—	(466)	—
Distributed and undistributed net loss - diluted	$(1,461)	$(2,773)	$(3,988)	$(5,343)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,011	1,985	2,010	1,989
Effect of deferred compensation plan shares	—	212	105	212
Effect of contingently issuable shares	32	—	37	—
Effect of assumed conversion of operating partnership units	5	—	—	—
Weighted average common shares outstanding – diluted	2,048	2,197	2,152	2,201

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(0.55)	$1.97	$(1.41)	$(1.97)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(0.71)	$(1.26)	$(1.85)	$(2.43)

Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) allocated to common stockholders is not adjusted for:
Net income attributable to unvested restricted shares	$—	$8	$—	$—
Net income (loss) attributable to redeemable noncontrolling interests in Ashford LLC	—	8	$—	$(10)
Total	$—	$16	$—	$(10)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	1	3	1	3
Effect of assumed exercise of stock options	10	—	15	2
Effect of assumed conversion of Ashford LLC units	—	5	5	5
Total	11	8	21	10

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

•
the expectations of the parties to the Remington Acquisition Agreement we entered into on September 17, 2015 to acquire all of the general partner interest and 80% of the limited partner interests of Remington Lodging for total consideration of $331.7 million, with an estimated fair value of $330.7 million (such transactions contemplated by the Remington Acquisition Agreement referred to herein as the “Transactions”) regarding the timing, completion and tax treatments of the Transactions; and

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
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of August 5, 2016, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
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
Recent Developments
On March 8, 2016, our $3.0 million note receivable from one of the consolidated entities in which the noncontrolling interest holder had a 100% interest was converted into equity of the entity pursuant to a financing arrangement between the Company and such entity, upon the investment of $2.0 million in the entity by Ashford Trust. For further discussion see notes 1, 2, 8 and 10 to our condensed consolidated financial statements.
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
Sources and Uses of Cash
As of June 30, 2016 and December 31, 2015, we had $86.4 million and $50.3 million of cash and cash equivalents, respectively, which included cash and cash equivalents of $57.4 million and $26.9 million, respectively, associated with the AQUA U.S. Fund.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand and positive cash flow from operations. We anticipate using funds for operating expenses primarily attributable to paying our employees and for certain strategic investments including key money consideration.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $77.3 million for the six months ended June 30, 2016 and used net cash of $7.5 million for the six months ended June 30, 2015. The increase in cash flows provided by operating activities was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2016, investing activities provided net cash flows of $1.0 million, which is attributable to a distribution from an investment in an unconsolidated investment entity of $1.4 million offset by purchases of computer software, furniture, fixtures and equipment of $335,000. For the six months ended June 30, 2015, investing activities used net cash flows of $6.5 million primarily attributable to investments in unconsolidated entities of $5.5 million and purchases of computer software, furniture, fixtures and equipment of $1.0 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2016, net cash flows used in financing activities was $42.2 million. These cash outflows consisted of $44.1 million of distributions to noncontrolling interests in consolidated entities, utilization of excess tax benefit associated with stock-based compensation of $314,000 and $20,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings, partially offset by $2.1 million of contributions from noncontrolling interests in a consolidated entity and a decrease in advances to employees of $198,000 associated with tax withholdings for restricted stock vestings. For the six months ended June 30, 2015, net cash flows provided by financing activities was $5.5 million, which consisted of $4.8 million of contributions from noncontrolling interests in a consolidated entity and excess tax benefit associated with stock-based compensation of $1.1 million partially offset by advances to employees of $266,000 associated with tax withholdings for restricted stock vestings and $85,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue
Advisory services	$18,068	$14,489	$3,579	24.7%
Other	84	—	84
Total revenue	18,152	14,489	3,663	25.3%
Expenses
Salaries and benefits	15,984	5,688	10,296	181.0%
Depreciation	272	399	(127)	(31.8)%
General and administrative	4,088	4,542	(454)	(10.0)%
Total expenses	20,344	10,629	9,715	91.4%
Operating income (loss)	(2,192)	3,860	6,052	156.8%
Unrealized gain (loss) on investment in unconsolidated entity	—	(1,066)	1,066	100.0%
Interest income	10	51	(41)	(80.4)%
Dividend income	33	166	(133)	(80.1)%
Unrealized loss on investments	(234)	(3,037)	(2,803)	(92.3)%
Realized gain on investments	470	1,037	(567)	(54.7)%
Other expenses	(21)	(10)	11	110.0%
Income (loss) before income taxes	(1,934)	1,001	2,935	293.2%
Income tax benefit (expense)	655	(233)	888	381.1%
Net income (loss)	(1,279)	768	2,047	266.5%
(Income) loss from consolidated entities attributable to noncontrolling interests	(182)	3,154	3,336	105.8%
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	4	(8)	12	150.0%
Net loss attributable to redeemable noncontrolling interests in subsidiary common stock	351	—	351
Net income (loss) attributable to the Company	$(1,106)	$3,914	$5,020	128.3%

Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $5.0 million, or 128.3%, from net income of $3.9 million for the three months ended June 30, 2015 (the “2015 quarter”) to a loss of $1.1 million for the three months ended June 30, 2016 (the “2016 quarter”).
Advisory Services Revenue. Advisory services revenue increased $3.6 million, or 24.7%, to $18.1 million during the 2016 quarter compared to the 2015 quarter. The increase is comprised of higher base advisory fees of $264,000, higher incentive advisory fees of $413,000, higher reimbursable expense of $49,000 and higher equity-based compensation of $2.9 million.
During the 2016 quarter, advisory services revenue was comprised of base advisory fees of $10.9 million, reimbursable expenses of $2.3 million, as well as equity-based compensation of $4.4 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees with an equal amount of offsetting expense included in “salaries and benefits.” Additionally, advisory services revenue included $413,000 of incentive fees. Specifically, incentive fee revenue included $319,000 for the pro-rata portion of the second installment of the 2015 incentive fee for which the payment is due January 2017 subject to meeting the FCCR Condition at December 31, 2016, as defined in our advisory agreement with Ashford Prime. Incentive fee revenue also included $94,000 for the pro-rata portion of the first installment of the 2016 incentive fee for which the payment is due January 2017 subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime.

During the 2015 quarter, advisory services revenue was comprised of a base advisory fee of $10.7 million, reimbursable expenses of $2.2 million and equity-based compensation of $1.6 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees. We recorded an offsetting expense in an equal amount included in “salaries and benefits.” No incentive fee was earned for the 2015 quarter in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue was $84,000 for the 2016 quarter, which represents lease revenue as a result of our key money transaction with Ashford Prime. There was no other revenue in the 2015 quarter.
Salaries and Benefits Expense. Salaries and benefits expense increased $10.3 million, or 181.0%, to $16.0 million during the 2016 quarter compared to the 2015 quarter. The increase in salaries and benefits was attributable to higher non-cash expense associated with our DCP of $7.6 million, non-cash equity-based compensation of $2.3 million, cash salaries of approximately $318,000 and payroll tax burden of $77,000, partially offset by lower bonuses of approximately $6,000.
In connection with our spin-off, we assumed the DCP obligation, which was modified to give the participants various investment options including Ashford Inc. common stock for measurement, which options can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Additionally, as a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017.
During the 2016 quarter, salaries and benefits expense included $7.8 million of cash salaries and benefits, $7.3 million of non-cash equity-based compensation and a $928,000 non-cash loss associated with our deferred compensation plan (“DCP”). Additionally, during the 2016 quarter, non-cash equity-based compensation consisted of $1.2 million associated with prior Ashford Trust equity grants, $1.6 million in connection with stock option grants and $4.4 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
During the 2015 quarter, salaries and benefits expense included $7.4 million of cash salaries and benefits, $5.0 million of non-cash equity-based compensation and a $6.7 million non-cash gain associated with our DCP. Additionally, during the 2015 quarter, non-cash equity-based compensation consisted of $2.4 million associated with prior Ashford Trust equity grants, $961,000 in connection with stock option grants and $1.6 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
Depreciation Expense. Depreciation expense decreased $127,000, or 31.8%, to $272,000 during the 2016 quarter compared to the 2015 quarter, as a result of adjustment made in the third quarter of 2015 to reduce depreciation expense by $228,000 for an asset that was not yet placed in service. This decrease was partially offset by higher depreciation expense associated with furniture, fixtures and equipment additions since June 30, 2015.
General and Administrative Expense. General and administrative expenses decreased $454,000, or 10.0%, to $4.1 million during the 2016 quarter compared to the 2015 quarter, as a result of lower professional fees of $473,000, office expense of $68,000, public company costs of $46,000, and director costs of $30,000, partially offset by higher travel and other expenses of $52,000 and $110,000 of non-capitalizable costs associated with ongoing software implementation projects.
Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We did not have an unrealized gain or loss on investment in an unconsolidated entity in the 2016 quarter. We recorded an unrealized loss on investment in an unconsolidated entity of $1.1 million during the 2015 quarter which consisted of an unrealized loss in an unconsolidated investment fund for which AIM is the investment adviser.
Interest Income. Interest income decreased $41,000, or 80.4%, to $10,000 during the 2016 quarter compared to the 2015 quarter, as a result of investments in the AQUA U.S. Fund.
Dividend Income. Dividend income decreased $133,000, or 80.1%, to $33,000 during the 2016 quarter compared to the 2015 quarter, as a result of investments in the AQUA U.S. Fund.
Unrealized Loss on Investments. Unrealized loss on investments decreased $2.8 million, or 92.3%, to $234,000 during the 2016 quarter compared to the 2015 quarter, as a result of investments in the AQUA U.S. Fund and is based on changes in closing market prices during the period.
Realized Gain on Investments. Realized gain on investments decreased $567,000, or 54.7% to $470,000 during the 2016 quarter compared to the 2015 quarter, as a result of investments in the AQUA U.S. Fund.

Other Expenses. Other expenses increased $11,000, or 110.0%, to $21,000 for the 2016 quarter compared to the 2015 quarter.
Income Tax Benefit (Expense). Income tax benefit (expense) changed $888,000 from an expense of $233,000 for the 2015 quarter to a benefit of $655,000 for the 2016 quarter. The decrease in income tax expense is primarily due to the recognition of the tax benefits from the cumulative losses on our investment in unconsolidated entity, the Fund, during the second quarter of 2016. When the manager of the Fund filed the 2015 income tax return during the second quarter of 2016, the manager chose to make a tax election affecting 2015 and subsequent tax years. The election allowed us to revise the treatment of the 2015 and first quarter of 2016 losses from disallowed capital loss carryovers to ordinary loss deductions.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated income of $182,000 in the 2016 quarter and a loss of $3.2 million in the 2015 quarter. At June 30, 2016, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity, 100% in one entity and 12.50% in one entity with a combined total carrying value of $55.1 million. At June 30, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $111.2 million.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Redeemable noncontrolling interests in Ashford LLC were allocated net loss of $4,000 and net income of $8,000 in the 2016 quarter and 2015 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at both June 30, 2016 and June 30, 2015.
Net Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $351,000 in the 2016 quarter. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 49.13% in subsidiary common stock at June 30, 2016. No income or loss was allocated during the 2015 quarter as there were no redeemable noncontrolling interests in subsidiary common stock.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue
Advisory services	$31,393	$27,412	$3,981	14.5%
Other	168	195	(27)	(13.8)%
Total revenue	31,561	27,607	3,954	14.3%
Expenses
Salaries and benefits	25,192	23,181	2,011	8.7%
Depreciation	544	528	16	3.0%
General and administrative	8,529	8,672	(143)	(1.6)%
Total expenses	34,265	32,381	1,884	5.8%
Operating loss	(2,704)	(4,774)	(2,070)	43.4%
Realized gain (loss) on investment in unconsolidated entity	(3,601)	—	3,601
Unrealized gain (loss) on investment in unconsolidated entity	2,141	(1,066)	3,207	300.8%
Interest income	23	52	(29)	(55.8)%
Dividend income	46	172	(126)	(73.3)%
Unrealized gain (loss) on investments	895	(2,990)	3,885	129.9%
Realized gain (loss) on investments	(6,343)	1,035	7,378	712.9%
Other expenses	(149)	(10)	139	1,390.0%
Loss before income taxes	(9,692)	(7,581)	2,111	27.8%
Income tax benefit (expense)	15	(464)	479	103.2%
Net loss	(9,677)	(8,045)	1,632	20.3%
Loss from consolidated entities attributable to noncontrolling interests	6,366	4,115	2,251	54.7%
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	7	10	(3)	(30.0)%
Net loss attributable to redeemable noncontrolling interests in subsidiary common stock	466	—	466
Net loss attributable to the Company	$(2,838)	$(3,920)	$(1,082)	(27.6)%
Net Loss Attributable to the Company. Net loss attributable to the Company decreased $1.1 million, or 27.6%, to $2.8 million for the six months ended June 30, 2016 (the “2016 period”) compared to the six months ended June 30, 2015 (the “2015 period”) as a result of the factors discussed below.
Advisory Services Revenue. Advisory services revenue increased $4.0 million, or 14.5%, to $31.4 million during the 2016 period compared to the 2015 period. The increase is comprised of higher base advisory fees of $613,000, higher reimbursable expense of $136,000, higher incentive advisory fees of $732,000 and higher equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units of $2.5 million.
During the 2016 period, advisory services revenue was comprised of base advisory fees of $21.5 million and reimbursable expenses of $4.4 million. Advisory services revenue also included $4.7 million of equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount which is included in “salaries and benefits.” Additionally, advisory services revenue included $732,000 of incentive fees. Specifically, incentive fee revenue included $638,000 for the pro-rata portion of the second installment of the 2015 incentive fee for which the payment is due January 2017 subject to meeting the FCCR Condition at December 31, 2016, as defined in our advisory agreement with Ashford Prime. Incentive fee revenue also included $94,000 for the pro-rata portion of the first installment of the 2016 incentive fee for which the payment is due January 2017 subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime.

During the 2015 period, advisory services revenue was comprised of a base advisory fee of $20.9 million, reimbursable expenses of $4.3 million. Advisory services revenue also included equity-based compensation of $2.2 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, and we recorded an offsetting expense in an equal amount which is included in “salaries and benefits.” No incentive fee was earned for the 2015 period in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue of $168,000 for the 2016 period represents lease revenue as a result of our key money transaction with Ashford Prime. Other revenue for the 2015 period consisted of $195,000 of other non-advisory expense reimbursements from Ashford Trust.
Salaries and Benefits Expense. Salaries and benefits expense increased $2.0 million, or 8.7%, to $25.2 million during the 2016 period compared to the 2015 period. The increase in salaries and benefits was attributable to higher cash salaries of $1.2 million, non-cash expense associated with our DCP of $739,000 and payroll tax burden of $486,000, offset by lower non-cash equity-based compensation of $355,000 and cash bonus expense of $85,000.
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
During the 2016 period, salaries and benefits expense included $15.4 million of cash salaries and benefits, $10.5 million of non-cash equity-based compensation and a $684,000 non-cash gain associated with our DCP. Non-cash equity-based compensation consisted of $3.2 million associated with prior Ashford Trust equity grants, $2.6 million in connection with stock option grants and $4.7 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, in which we record offsetting revenue in an equal amount.
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
Depreciation Expense. Depreciation expense increased $16,000, or 3.0%, to $544,000 during the 2016 period compared to the 2015 period, as a result of furniture, fixtures and equipment additions since June 30, 2015. This increase was partially offset by an adjustment made in the third quarter of 2015 to reduce depreciation expense by $228,000 for an asset that was not yet placed in service.
General and Administrative Expense. General and administrative expenses decreased $143,000, or 1.6%, to $8.5 million during the 2016 period compared to the 2015 period as a result of lower director costs of $299,000, travel and other expenses of $50,000, professional fees of $557,000, public company costs of $95,000 and office expense of $46,000, partially offset by $904,000 of non-capitalizable costs associated with ongoing software implementation projects.
Realized Gain (Loss) on Investment in Unconsolidated Entity. We recorded a realized loss on an investment in an unconsolidated entity of $3.6 million in the 2016 period from an unconsolidated investment fund for which AIM was the investment adviser. We did not recognize any realized gains/losses in the 2015 period.
Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We recorded an unrealized gain on an investment in an unconsolidated entity of $2.1 million in the 2016 period compared to an unrealized loss on an investment in an unconsolidated entity of $1.1 million in the 2015 period from an unconsolidated investment fund for which AIM was the investment adviser.
Interest Income. Interest income was $23,000 and $52,000 for the 2016 period and 2015 period, respectively, related to investments in the AQUA U.S. Fund which began operations in 2015.
Dividend Income. Dividend income was $46,000 and $172,000 for the 2016 period and 2015 period, respectively, related to investments in the AQUA U.S. Fund which began operations in 2015.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $895,000 for the 2016 period and unrealized loss on investments was $3.0 million for the 2015 period, related to investments in the AQUA U.S. Fund which began operations during the first quarter of 2015. The unrealized gain on investments is based on changes in closing market prices during the period.

Realized Gain (Loss) on Investments. Realized loss on investments was $6.3 million for the 2016 period and realized gain on investments was $1.0 million for the 2015 period. The realized gain (loss) on investments is related to investments in the AQUA U.S. Fund which began operations during the first quarter of 2015.
Other Expenses. Other expenses was $149,000 and $10,000 for the 2016 period and 2015 period, respectively.
Income Tax Benefit (Expense). Income tax expense changed $479,000, from an expense of $464,000 for the 2015 period, to a benefit of $15,000 for the 2016 period. The decrease in income tax expense is primarily due to the recognition of the tax benefits from the 2015 losses on our investment in unconsolidated entity, the Fund, during the 2016 period. When the manager of the Fund filed the 2015 income tax return during the second quarter of 2016, the manager chose to make a tax election affecting 2015 and subsequent tax years. The election allowed us to revise the treatment of the 2015 losses from disallowed capital loss carryovers to ordinary loss deductions.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $6.4 million in the 2016 period and a loss of $4.1 million in the 2015 period. At June 30, 2016, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity, 100% in one entity and 12.50% in one entity. At June 30, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities.
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Redeemable noncontrolling interests in Ashford LLC were allocated net loss of $7,000 and $10,000 in the 2016 period and 2015 period, respectively. Redeemable noncontrolling interests in Ashford LLC represented ownership interests of 0.2% in Ashford LLC at both June 30, 2016 and June 30, 2015.
Net Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated net loss of $466,000 in the 2016 period. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 49.13% in subsidiary common stock at June 30, 2016. No income or loss was allocated during the 2015 period as there were no redeemable noncontrolling interests in subsidiary common stock.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and is pending in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleges that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in connection with the June 2015 amendments to the Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa seeks an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. There are currently no claims for monetary damages, but Sessa seeks reimbursement for its attorneys’ fees and costs. The outcome of the litigation is pending but the Company intends to vigorously defend the claims filed by Sessa.
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
On April 6, 2016, the United States District Court for the Northern District of Texas issued an order in the civil case in which the Company is a named defendant granting Ashford Prime’s request for expedited discovery. The discovery request seeks the names and identities of Sessa’s limited partners, communication between those limited partners and Sessa, and information about cooperation between Sessa and its limited partners in support of its claims that Sessa violated Ashford Prime’s bylaws and federal securities laws. The Company understands that additional discovery will be pursued against the limited partners themselves as their identities are revealed regarding all communication between the limited partners and Sessa related to the Company, Ashford Prime and its affiliates.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	—	$—	—	$—
May 1 to May 31	—	—	—	—
June 1 to June 30	13	45.75	—	—
Total	13	$45.75	—

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1	First Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2016) (File No. 001-36400)
3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 10-K, filed on March 24, 2015) (File No. 001-36400)
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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	August 9, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 9, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer