Form 10-Q
period 2016-09-30
Ashford Inc.
filed 2016-11-09
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-36400

ASHFORD INC.

(Exact name of registrant as specified in its charter)

Maryland	46-5292553
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100
Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,015,599
(Class)	Outstanding at November 7, 2016

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$79,602	$50,272
Restricted cash	10,091	5,684
Investments in securities	7,153	81,072
Prepaid expenses and other	945	1,909
Receivables	18	250
Due from Ashford Trust OP, net	6,246	5,856
Due from Ashford Prime OP, net	1,614	3,821
Total current assets	105,669	148,864
Investments in unconsolidated entities	500	3,335
Furniture, fixtures and equipment, net	10,834	6,550
Deferred tax assets	4,954	4,242
Other assets	4,000	4,000
Total assets	$125,957	$166,991
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$10,199	$10,447
Due to affiliates	1,398	782
Liabilities associated with investments in securities	—	983
Other liabilities	10,091	5,684
Total current liabilities	21,688	17,896
Accrued expenses	284	385
Deferred income	3,649	629
Deferred compensation plan	10,027	11,205
Total liabilities	35,648	30,115
Commitments and contingencies (note 6)
Redeemable noncontrolling interests in Ashford LLC	215	240
Redeemable noncontrolling interests in subsidiary common stock	1,171	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,016,353 and 2,010,808 shares issued and 2,015,599 and 2,010,569 shares outstanding at September 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	236,639	234,716
Accumulated deficit	(202,268)	(202,546)
Treasury stock, at cost, 754 shares and 239 shares at September 30, 2016 and December 31, 2015, respectively	(45)	(25)
Total stockholders’ equity of the Company	34,346	32,165
Noncontrolling interests in consolidated entities	54,577	104,471
Total equity	88,923	136,636
Total liabilities and equity	$125,957	$166,991
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Advisory services	$16,427	$14,340	$47,820	$41,752
Other	111	156	279	351
Total revenue	16,538	14,496	48,099	42,103
Expenses
Salaries and benefits	12,964	6,724	38,156	29,905
Depreciation	271	(12)	815	516
General and administrative	3,438	6,507	11,967	15,179
Total expenses	16,673	13,219	50,938	45,600
Operating income (loss)	(135)	1,277	(2,839)	(3,497)
Realized loss on investment in unconsolidated entity	—	—	(3,601)	—
Unrealized gain (loss) on investment in unconsolidated entity	—	(1,954)	2,141	(3,020)
Interest income	21	150	44	202
Dividend income	33	360	79	532
Unrealized gain (loss) on investments	287	(7,861)	1,182	(10,851)
Realized gain (loss) on investments	(728)	35	(7,071)	1,070
Other income (expenses)	5	(125)	(144)	(135)
Loss before income taxes	(517)	(8,118)	(10,209)	(15,699)
Income tax expense	(575)	(1,036)	(560)	(1,500)
Net loss	(1,092)	(9,154)	(10,769)	(17,199)
Loss from consolidated entities attributable to noncontrolling interests	486	9,208	6,852	13,323
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	(1)	—	6	10
Net loss attributable to redeemable noncontrolling interests in subsidiary common stock	322	—	788	—
Net income (loss) attributable to the Company	$(285)	$54	$(3,123)	$(3,866)
Comprehensive income (loss) attributable to the company	$(285)	$54	$(3,123)	$(3,866)
Income (loss) per share - basic:
Net income (loss) attributable to common stockholders	$(0.14)	$0.03	$(1.55)	$(1.95)
Weighted average common shares outstanding - basic	2,014	1,991	2,011	1,986
Loss per share - diluted:
Net loss attributable to common stockholders	$(0.49)	$(2.26)	$(2.33)	$(4.70)
Weighted average common shares outstanding - diluted	2,262	2,202	2,188	2,198
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2016	2,011	$20	$234,716	$(202,546)	—	$(25)	$104,471	$136,636	$240	$—
Purchase of treasury stock	—	—	—	—	(1)	(20)	—	(20)	—	—
Equity-based compensation	5	—	4,446	4,323	—	—	—	8,769	—	—
Excess tax deficiency on equity-based compensation	—	—	(314)	—	—	—	—	(314)	—	—
Employee advances	—	—	143	—	—	—	—	143	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,051	2,051	—	—
Reallocation of carrying value	—	—	(2,352)	—	—	—	1,334	(1,018)	—	1,018
Redemption of offshore fund	—	—	—	—	—	—	(179)	(179)	—	—
Redemption of noncontrolling interest holder in AQUA U.S. fund	—	—	—	—	—	—	(46,248)	(46,248)	—	—
Redemption value adjustment	—	—	—	(922)	—	—	—	(922)	(19)	941
Net loss	—	—	—	(3,123)	—	—	(6,852)	(9,975)	(6)	(788)
Balance at September 30, 2016	2,016	$20	$236,639	$(202,268)	(1)	$(45)	$54,577	$88,923	$215	$1,171
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(10,769)	$(17,199)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	815	516
Change in fair value of deferred compensation plan	(1,178)	(6,457)
Realized and unrealized loss of unconsolidated entities, net	1,460	3,020
Equity-based compensation	8,769	12,240
Excess tax (benefit) deficiency on equity-based compensation	314	(1,081)
Deferred tax benefit	(1,026)	(3,503)
Realized and unrealized loss on investments, net	5,889	9,781
Purchases of investments in securities	(95,560)	(172,490)
Sales of investments in securities	162,607	170,581
Distributions from investment in unconsolidated entity	—	24
Changes in operating assets and liabilities:
Restricted cash	(4,407)	(3,210)
Prepaid expenses and other	964	(91)
Receivables	232	(216)
Due from Ashford Trust OP, net	(390)	(1,044)
Due from Ashford Prime OP, net	(82)	105
Accounts payable and accrued expenses	(358)	2,735
Due to affiliates	(338)	(449)
Other liabilities	4,407	3,210
Deferred income	3,020	344
Net cash provided by (used in) operating activities	74,369	(3,184)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(4,158)	(1,500)
Investments in unconsolidated entities	—	(5,500)
Redemption of investment in unconsolidated entity	1,375	—
Net cash used in investing activities	(2,783)	(7,000)
Cash Flows from Financing Activities
Excess tax benefit (deficiency) on equity-based compensation	(314)	1,081
Purchase of treasury stock	(20)	(87)
Employee advances	143	134
Contributions from noncontrolling interest in consolidated entities	2,051	4,780
Distributions to noncontrolling interests in consolidated entities	(44,116)	—
Net cash provided by (used in) financing activities	(42,256)	5,908
Net change in cash and cash equivalents	29,330	(4,276)
Cash and cash equivalents at beginning of period	50,272	29,597
Cash and cash equivalents at end of period	$79,602	$25,321

	Nine Months Ended September 30,
	2016	2015
Supplemental Cash Flow Information
Interest paid	$134	$40
Income taxes paid	1,359	4,093
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Contributions of securities from noncontrolling interests in consolidated entities	$—	$110,630
Distribution from deferred compensation plan	—	117
Capital expenditures accrued but not paid	1,133	459
Capital additions associated with common stock issuance	—	1,363
Accrued but unpaid redemption of AQUA U.S. Fund	2,311	—
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014, subsequently reincorporated in Maryland (see note 13), that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury, upper-upscale and upscale hotels with RevPAR of at least twice the U.S. national average in gateway and resort locations. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
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
On March 8, 2016, our $3.0 million note receivable from OpenKey, a consolidated entity in which the noncontrolling interest holder held a 100% interest, was converted into equity in OpenKey pursuant to a financing arrangement between the Company and OpenKey, upon a $2.0 million investment in the entity by Ashford Trust. See notes 2, 8,10 and 13.

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
The AQUA Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the AQUA Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the AQUA Fund. As of September 30, 2016 and December 31, 2015, the AQUA Fund held approximately $56.8 million and $107.9 million, respectively, of total assets consisting primarily of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the AQUA Fund Additionally, as of September 30, 2016 and December 31, 2015, the AQUA Fund had liabilities of $2.5 million and $1.1 million, respectively, consisting primarily of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc.
As of September 30, 2016, we held a variable interest in OpenKey, a consolidated VIE in which the redeemable noncontrolling interest holder held a 49.13% interest and the noncontrolling interest holders held a 12.50% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of OpenKey and therefore we consolidate it. As of September 30, 2016, OpenKey held approximately $575,000 of total assets that primarily consisted of cash and cash equivalents and other assets that can only be used to settle its obligations. Additionally, as of September 30, 2016, OpenKey had accounts payable and accrued expenses of $105,000 for which creditors do not have recourse to Ashford Inc. As of December 31, 2015, the variable interest was held in the form of a note receivable due from OpenKey with an outstanding balance of $3.0 million that eliminated in consolidation and the noncontrolling interest holder held a 100% interest. As of December 31, 2015, OpenKey held approximately $653,000 of total assets that primarily consisted of cash and cash equivalents and other assets that could only be used to settle its obligations. Additionally, as of December 31, 2015, OpenKey had accounts payable and accrued expenses of $177,000 for which creditors did not have recourse to Ashford Inc.
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
The redeemable noncontrolling interests in subsidiary common stock as of September 30, 2016 represented the 49.13% ownership interest in a consolidated VIE, OpenKey, retained by the party that previously held a 100% interest and was previously included in noncontrolling interests in consolidated entities as of December 31, 2015. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. The carrying value of the redeemable noncontrolling interests in subsidiary common stock is based on the accumulated historical cost adjusted to reflect the excess of redemption value over the accumulated historical cost.
At September 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.50% in OpenKey. At December 31, 2015, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey, an entity in which we held a variable interest in the form of a note receivable.
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
Investments in Unconsolidated Entities—As of December 31, 2015, we held a first loss limited liability company interest (the "Interest") in an unconsolidated limited liability company (the "Fund"). The Fund was a private investment fund which generally invested its assets in one or more securities trading accounts that were managed by external investment advisers, including our subsidiary, Ashford Investment Management, LLC. Our initial investment in the Fund was made in May 2015 in the amount of $5.0 million, which represented an approximate 2% ownership interest in the Fund. In accordance with the Fund's limited liability company agreement, a manager not affiliated with us possessed and exercised the full, complete and exclusive right, power and authority to manage and conduct the business and affairs of the Fund, subject only to certain withdrawal and voting rights we had and the requirements of applicable law. Due to our limited rights, we did not exercise significant influence over the Fund and therefore did not account for the Interest under the equity method of accounting. The Fund was in an investment company (as

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

defined by GAAP) for which the Interests do not have a readily determinable value. Instead, the manager of the Fund calculated a net asset value (“NAV”) for the Interests monthly in accordance with applicable authoritative accounting guidance. Changes in the NAV were recorded in “unrealized gain/loss in investment in unconsolidated entity." We requested redemption of the Interest effective March 29, 2016. The redeemed amount of $1.4 million was received during the second quarter of 2016, which reduced our carrying value to $0. No gain or loss was recognized for the three months ended September 30, 2016. We recognized an unrealized gain of $2.1 million and a realized loss of $3.6 million for the nine months ended September 30, 2016. At December 31, 2015, the carrying value of the investment, which approximated fair value, was $2.8 million.
We also hold an investment in an unconsolidated entity with a carrying value of $500,000 at both September 30, 2016 and December 31, 2015, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities. No such impairment was recorded during the three and nine months ended September 30, 2016 or September 30, 2015.
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
Our effective tax rates on income (loss) before income taxes for the three and nine months ended September 30, 2016 and September 30, 2015 were (111.2)% and (5.5)%, and (12.8)% and (9.6)%, respectively. The rates reflect the effects of permanent differences, changes in the valuation allowance on our deferred tax assets, and losses attributable to noncontrolling interests in partnerships and LLC’s taxed as partnerships for which taxes are not the responsibility of the company. For the three and nine months ended September 30, 2016, the rates also reflect the effect of a 0% effective tax rate on the net losses of a consolidated VIE due to it being more likely than not that the related deferred tax assets will not be realized primarily because of the entity's history of losses. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At September 30, 2016, we recorded gross deferred tax assets of $11.2 million and a partial valuation allowance of $6.2 million, resulting in recognition of net deferred tax assets of $5.0 million. After consideration of all evidence, including the positive evidence of taxable income for the nine months ended September 30, 2016, the year ended December 31, 2015, and for the period after the spin-off from November 12, 2014, through December 31, 2014, we concluded that it is more likely than not that we will utilize a portion of our deferred tax assets due to the carryback potential of certain deferred tax assets. If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
3. Derivative Contracts
As of September 30, 2016, the volume of the AQUA Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at September 30, 2016, was 17,000 long exposure contracts with a notional amount of $0 and no short exposure contracts. As of December 31, 2015, the volume of the AQUA Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

were exercised at December 31, 2015, was 41,000 long exposure contracts with a notional amount of $6.0 million and 27,000 short exposure contracts with a notional amount of $114,000.
Options on Futures Contracts—During the nine months ended September 30, 2016, we purchased options on Eurodollar futures for total costs of $94,000, and a maturity date of June 2017. During the nine months ended September 30, 2015, we purchased options on Eurodollar futures for total costs of $326,000, and maturity dates ranging from September 2016 to March 2017. These options were not designated as cash flow hedges. The carrying value of these options on futures contract is included in “investments in securities” in the condensed consolidated balance sheets.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
September 30, 2016
Assets
Derivative assets:
Equity call options	$38	$—	$38
Options on futures contracts	166	—	166
Non-derivative assets:
Equity securities	1,829	—	1,829
U.S. treasury securities	5,120	—	5,120
Total	7,153	—	7,153	(1)
Liabilities
Non-derivative liabilities:
Deferred compensation plan	(10,027)	—	(10,027)
Total	(10,027)	—	(10,027)
Net	$(2,874)	$—	$(2,874)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Equity put options	$536	$654	$1,190
Equity call options	1,492	6	1,498
Options on futures contracts	225	—	225
Non-derivative assets:
Equity securities	44,414	—	44,414
U.S. treasury securities	33,745	—	33,745
Total	80,412	660	81,072	(1)
Liabilities
Derivative liabilities:
Short equity put options	(447)	—	(447)	(2)
Short equity call options	(507)	(29)	(536)	(2)
Non-derivative liabilities:
Deferred compensation plan	(11,205)	—	(11,205)
Total	(12,159)	(29)	(12,188)
Net	$68,253	$631	$68,884
__________________

(1)	Reported as “investments in securities” in the condensed consolidated balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the condensed consolidated balance sheets.

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

	Gain (Loss) Recognized
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Assets
Derivative assets:
Equity put options	$(1,609)		$129		$(2,079)		$535
Equity call options	251		(1,206)		2,132		(1,125)
Options on futures contracts	(106)		150		(153)		150

Non-derivative assets:
Equity - American Depositary Receipt	—		(673)		—		(640)
Equity securities	52		(9,788)		(6,013)		(12,510)
U.S. treasury securities	19		606		696		255
Total	(1,393)		(10,782)		(5,417)		(13,335)
Liabilities
Derivative liabilities:
Short equity put options	1,355		(346)		1,529		(419)
Short equity call options	(403)		2,598		(1,841)		3,053

Non-derivative liabilities:
Equity securities	—		704		(160)		920
Deferred compensation plan	494		5,035		1,178		6,457
Total	1,446		7,991		706		10,011
Net	$53		$(2,791)		$(4,711)		$(3,324)
Total combined
Unrealized gain (loss) on investment securities	$287		$(7,861)		$1,182		$(10,851)
Realized gain (loss) on investment securities	(728)		35		(7,071)		1,070
Deferred compensation plan	494	(1)	5,035	(1)	1,178	(1)	6,457	(1)
Net	$53		$(2,791)		$(4,711)		$(3,324)
________

(1)	Reported as a component of “salaries and benefits” in the condensed consolidated statements of operations and comprehensive income (loss).

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

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$7,153	$7,153	$81,072	$81,072
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$—	$—	$983	$983
Deferred compensation plan	10,027	10,027	11,205	11,205
Financial assets not measured at fair value:
Cash and cash equivalents	$79,602	$79,602	$50,272	$50,272
Restricted cash	10,091	10,091	5,684	5,684
Receivables	18	18	250	250
Due from Ashford Trust OP, net	6,246	6,246	5,856	5,856
Due from Ashford Prime OP, net	1,614	1,614	3,821	3,821
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$10,483	$10,483	$10,832	$10,832
Due to affiliates	1,398	1,398	782	782
Other liabilities	10,091	10,091	5,684	5,684
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
Receivables, due from Ashford Trust OP, net, due from Ashford Prime OP, net, accounts payable and accrued expenses, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and is pending in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleges that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in connection with the June 2015 amendments to Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa seeks an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. On May 20, 2016, the court denied Sessa’s request for a preliminary injunction and enjoined Sessa from, among other things, soliciting proxies or otherwise seeking election of its proposed candidates to the Ashford Prime board. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. Sessa’s appeal is fully briefed and the court heard oral argument on August 2, 2016. Sessa currently has no claims for monetary damages, but it seeks reimbursement of its attorneys’ fees and costs. The outcome of the litigation is pending but the Company intends to vigorously defend the claims filed by Sessa.
In the federal court litigation with Sessa, Ashford Prime has requested through discovery the names and identities of Sessa’s limited partners, communication between those limited partners and Sessa, and information about cooperation between Sessa and its limited partners in support of its claims that Sessa violated Ashford Prime’s bylaws and federal securities laws. Sessa has refused to provide the information and Ashford Prime has asked the district court to order Sessa to comply with the discovery requests. The Company understands that additional discovery will be pursued against the limited partners themselves as their identities are revealed regarding all communication between the limited partners and Sessa related to the Company, Ashford Prime and its affiliates.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Related Party Transactions
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
The following table summarizes the revenue from Ashford Trust OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advisory services revenue
Base advisory fee	$8,576	$8,702	$25,842	$25,217
Reimbursable expenses (1)	1,515	1,649	4,641	4,939
Equity-based compensation (2)	1,887	468	4,535	1,791
Incentive fee	—	—	—	—
Total advisory services revenue	$11,978	$10,819	$35,018	$31,947

Other revenue
Non-advisory expense reimbursements	$—	$141	$—	$336
Other services	6	—	6	—
Total revenue	$11,984	$10,960	$35,024	$32,283
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
At September 30, 2016 and December 31, 2015, we had a net receivable of $6.2 million and $5.9 million, respectively, from Ashford Trust OP associated predominately with the advisory services fee discussed above and other services.
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Prime's total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Prime’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
The following table summarizes the revenue from Ashford Prime OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advisory services revenue
Base advisory fee	$2,103	$2,145	$6,334	$6,514
Reimbursable expenses (1)	731	441	2,035	1,445
Equity-based compensation (2)	1,134	935	3,220	1,846
Incentive fee (3)	481	—	1,213	—
Total advisory services revenue	$4,449	$3,521	$12,802	$9,805

Other revenue
Lease revenue	$84	$15	$252	$15
Total revenue	$4,533	$3,536	$13,054	$9,820
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive fee includes the pro-rata portion of the second year installment of the 2015 incentive fee in the amount of $319,000 and $956,000 for the three and nine months ended September 30, 2016, respectively, for which the payment is due January 2017 subject to meeting the FCCR Condition at December 31, 2016, as defined in our advisory agreement with Ashford Prime. Incentive fee also includes the pro-rata portion of the first year installment of the 2016 incentive fee in the amount of $162,000 and $257,000 for the three and nine months ended September 30, 2016, respectively, for which the payment is due January 2017 subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime.

(4)
In connection with our key money transaction with Ashford Prime, we lease furniture, fixtures and equipment to Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

At September 30, 2016 and December 31, 2015, we had receivables of $1.6 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee discussed above. As of September 30, 2016, receivables from Ashford Prime OP also included an offsetting $2.3 million payable related to the hold back from Ashford Prime’s liquidation of the AQUA Fund.
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying condensed consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Ashford Prime. These reimbursements are included in “general and administrative” expenses on the condensed consolidated statements of operations and comprehensive income (loss). The charges totaled $1.2 million and $4.4 million for the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

three and nine months ended September 30, 2016, respectively and $1.1 million and $3.4 million, for the three and nine months ended September 30, 2015, respectively. The amounts due under these arrangements as of September 30, 2016 and December 31, 2015, are included in “due to affiliates” on our condensed consolidated balance sheets.
Certain limited partners of the AQUA Fund, including our chief executive officer, Ashford Trust, Ashford Prime and certain directors of Ashford Trust and Ashford Prime are affiliated with the General Partner. As of September 30, 2016, Ashford Prime is no longer a limited partner of the AQUA Fund. The aggregate value of the affiliated limited partners’ share of partners’ capital in the AQUA Fund at September 30, 2016 and December 31, 2015, was approximately $54.3 million and $106.1 million, respectively.
Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of $2,000 and $7,000 for the three and nine months ended September 30, 2016, respectively, and $2,000 and $7,000 for the three and nine months ended September 30, 2015, respectively.
On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we are providing up to $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana, which closed in June 2015. The $4.0 million obligation is included in non-current “other assets” and “Due from Ashford Trust, net” on our condensed consolidated balance sheet as of September 30, 2016. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, advisory revenue of $84,000 and $252,000 was allocated to lease revenue for the three and nine months ended September 30, 2016, respectively. Advisory revenue of $15,000 was allocated to lease revenue for the three and nine months ended September 30, 2015, respectively. Lease revenue is included in “other” revenue in the condensed consolidated statements of operations and comprehensive income (loss).
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The Remington Acquisition Agreement contains termination rights for both the Company and Remington Lodging, including the right of either party to terminate the Remington Acquisition Agreement if the Transactions are not consummated by the stated deadline. On June 22, 2016, the Remington Acquisition Agreement was amended to extend the deadline to October 7, 2016, and on September 22, 2016, the Remington Acquisition Agreement was amended to further extend the deadline to April 7, 2017. If the Remington Acquisition Agreement is terminated by the Company as provided in the Remington Acquisition Agreement, the Company is required to pay the Remington Sellers a termination fee of $6.7 million plus the costs and expenses incurred by them.
8. Equity and Equity-Based Compensation
Equity-Based Compensation—Equity-based compensation expense of $2.8 million and $8.8 million was recognized for the three and nine months ended September 30, 2016, respectively and included $1.6 million and $4.2 million, respectively, of expense attributable to our stock options. Equity-based compensation expense of $3.4 million and $12.2 million was recognized for the three and nine months ended September 30, 2015, respectively, and included $971,000 and $2.9 million, respectively, of expense attributable to our stock options. Equity-based compensation expense also included $0 and $250,000 for the three and nine months ended September 30, 2016, respectively, associated with shares of our common stock issued to our independent directors and included in “general and administrative expense” on our statements of operations and comprehensive income (loss). Equity-based compensation expense included $0 and $250,000 for the three and nine months ended September 30, 2015, respectively, associated with shares of our common stock issued to our independent directors.
As of September 30, 2016, the Company had approximately $11.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.9 years. Additionally, as a result of our spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. We recognized equity-based compensation expense related to these grants of $1.1 million and $4.3 million for the three and nine months ended September 30, 2016, respectively, and $2.4 million and $9.1 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between February 2017 and April 2017. As of September 30, 2016, the unrecognized cost of these unvested shares of restricted stock/units was $1.8 million which will be amortized over a period of 0.6 years. As described in note 7, equity-based compensation associated with employees of an affiliate, included in “general and administrative” expense, of $2,000 and $7,000 was recorded for the three and nine months ended September 30, 2016, respectively, as well as $2,000 and $7,000 for the three and nine months ended and September 30, 2015, respectively.
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
Shareholder Rights Plan—On November 16, 2014, our board of directors adopted a shareholder rights plan (the “2014 Rights Plan”). The 2014 Rights Plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Pursuant to the 2014 Rights Plan, our board of directors declared a dividend of one preferred share purchase right (a “Right”) payable on November 27, 2014, for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), outstanding on November 27, 2014 (the “Record Date”) to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the rights is de minimis. The rights are set to expire February 25, 2018.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests in Consolidated Entities—As of September 30, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.50% in OpenKey. As of December 31, 2015, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey. At September 30, 2016 and December 31, 2015 noncontrolling interests in consolidated entities had a total carrying value of $54.6 million and $104.5 million, respectively. Income (loss) from consolidated entities attributable to these noncontrolling interests was loss of $486,000 and loss of $6.9 million for the three and nine months ended September 30, 2016, respectively, and losses of $9.2 million and $13.3 million for the three and nine months ended September 30, 2015, respectively.
With respect to the 100% noncontrolling interests in the AQUA Fund, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the AQUA Fund as specified in the limited partnership agreement.
9. Deferred Compensation Plan
We administer a nonqualified DCP for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. The DCP provides for various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2016, we recorded an unrealized gain of $494,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2015, we recorded an unrealized gain of $5.0 million and $6.5 million, respectively. No distributions of shares were made to participants during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, distributions of 465 and 1,395 shares with fair values of $30,000 and $117,000, respectively, were made to one participant.
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
Redeemable noncontrolling interests in Ashford LLC as of September 30, 2016 and December 31, 2015, were $215,000 and $240,000, respectively, which represented ownership of approximately 0.2% as of each date. The carrying value of redeemable noncontrolling interests as of September 30, 2016 and December 31, 2015, included adjustments of $168,000 and $188,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three and nine months ended September 30, 2016, net income of $1,000 and net loss of $6,000, respectively, was allocated to these redeemable noncontrolling interests. For the three and nine months ended September 30, 2015, net income of $0 and net loss of $10,000, respectively, were allocated to these redeemable noncontrolling interests.
Redeemable Noncontrolling Interest in Subsidiary Common Stock—Redeemable noncontrolling interest in subsidiary common stock represented the 49.13% ownership interest in OpenKey, a consolidated VIE, at September 30, 2016. This 49.13% redeemable ownership interest was retained by the party that previously held a 100% interest, included in noncontrolling interests in consolidated entities as of December 31, 2015. On March 8, 2016, the 100% noncontrolling interest in OpenKey was initially reduced to 49.28% upon a $2.0 million investment by Ashford Trust, which represented a 12.23% ownership interest and resulted in the conversion of our note receivable into our 38.49% ownership interest. The carrying value of redeemable noncontrolling interest in subsidiary common stock as of September 30, 2016 was $1.2 million. The carrying value of the redeemable noncontrolling interest included adjustments of $941,000 to reflect the excess of redemption value over the accumulated historical cost. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. For the three months ended September 30, 2016, net loss of $322,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock. For the period from March 8, 2016 through September 30, 2016, net loss of $788,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(285)	$54	$(3,123)	$(3,866)
Undistributed net income (loss) allocated to common stockholders	(285)	54	(3,123)	(3,866)
Distributed and undistributed net income (loss) - basic	(285)	54	$(3,123)	$(3,866)
Effect of deferred compensation plan	(494)	(5,035)	(1,178)	(6,457)
Effect of contingently issuable shares	(322)	—	(788)	—
Distributed and undistributed net income (loss) - diluted	$(1,101)	$(4,981)	$(5,089)	$(10,323)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,014	1,991	2,011	1,986
Effect of deferred compensation plan shares	210	211	140	212
Effect of contingently issuable shares	38	—	37	—
Weighted average common shares outstanding – diluted	2,262	2,202	2,188	2,198

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(0.14)	$0.03	$(1.55)	$(1.95)
Income (loss) per share – diluted:
Net loss allocated to common stockholders per share	$(0.49)	$(2.26)	$(2.33)	$(4.70)

Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford LLC	$1	$—	$(6)	$(10)
Total	$1	$—	$(6)	$(10)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	1	3	1	3
Effect of assumed exercise of stock options	—	—	—	1
Effect of assumed conversion of Ashford LLC units	5	5	5	5
Total	6	8	6	9

12. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and the AQUA Fund in conformity with each entity’s investment guidelines.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. Subsequent Events
On October 4, 2016, Ashford Inc. and Ashford Trust invested an additional $678,000 and $322,000, respectively, for an additional ownership interest in OpenKey, a consolidated VIE. See notes 1, 2, 8 and 10.
Effective as of October 31, 2016, Ashford Inc. changed its state of incorporation from Delaware to Maryland. The reincorporation was effected by merging Ashford Inc., a Delaware corporation (“Ashford Delaware”), with and into a wholly owned Maryland subsidiary established for this purpose (the “Reincorporation Merger”) pursuant to the terms of an Agreement and Plan of Merger, dated October 28, 2016 (the “Merger Agreement”), following approval by the requisite vote of the Company’s stockholders at a Special Meeting of Stockholders held on October 27, 2016. As a result of the Reincorporation Merger, Ashford Inc., a Maryland corporation (“Ashford Maryland”), is the successor issuer of Ashford Delaware under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.
Other than the change of corporate domicile, the reincorporation did not result in any change in the name, business, physical locations, management, assets, liabilities, net worth or number of authorized shares of the Company, nor will it result in any change in location of our current employees, including management. In addition, the Company’s common stock will continue to be listed under the symbol “AINC” on the NYSE MKT. Each outstanding certificate representing shares of Ashford Delaware’s common stock automatically represents, without any action of Ashford Delaware’s stockholders, the same number of shares of Ashford Maryland’s common stock. Ashford Delaware’s shareholders did not need to exchange their stock certificates as a result of the Reincorporation Merger. As of October 31, 2016, the rights of the Company’s stockholders commenced to be governed by the Maryland General Corporation Law, the Amended and Restated Articles of Incorporation of Ashford Inc. and the Bylaws of Ashford Inc.
On November 2, 2016, Ashford Inc., Ashford LLC, the operating company of Ashford Inc., and Richard J. Stockton entered into an employment agreement pursuant to which, effective November 14, 2016, Mr. Stockton will be employed by Ashford LLC to serve as Chief Executive Officer of Ashford Prime, pursuant to the Third Amended and Restated Advisory Agreement, dated June 10, 2015, as amended from time to time, between Ashford Inc., Ashford LLC, Ashford Prime and their respective affiliates, which provides that Ashford LLC is responsible for managing Ashford Prime’s affairs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” refer to Ashford Inc., a Delaware corporation (subsequently reincorporated in Maryland, see “Recent Developments” below) and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company.” “AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. Effective as of October 31, 2016, Ashford Inc. changed its state of incorporation from Delaware to Maryland. As of November 7, 2016, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
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
Recent Developments
On March 8, 2016, our $3.0 million note receivable from OpenKey, a consolidated entity in which the noncontrolling interest holder held a 100% interest, was converted into equity in OpenKey pursuant to a financing arrangement between the Company and OpenKey, upon the investment of $2.0 million in the entity by Ashford Trust. For further discussion see notes 1, 2, 8 and 10 to our condensed consolidated financial statements.
On September 17, 2015, we entered into the Remington Acquisition Agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, our stockholders approved the acquisition. On September 22, 2016, we amended the first amendment, dated May 24, 2016, and extended the date with respect to which Ashford Inc. and Remington Lodging have the right to terminate the agreement if the acquisition is not consummated by to April 7, 2017. For further discussion see note 7 to our condensed consolidated financial statements.
On October 4, 2016, Ashford Inc. and Ashford Trust invested an additional $678,000 and $322,000, respectively, for an additional ownership interest in OpenKey. See notes 1, 2, 8 and 10 to our condensed consolidated financial statements.
Effective as of October 31, 2016, Ashford Inc. changed its state of incorporation from Delaware to Maryland. The reincorporation was effected by merging Ashford Inc., a Delaware corporation (“Ashford Delaware”), with and into a wholly owned Maryland subsidiary established for this purpose (the “Reincorporation Merger”) pursuant to the terms of an Agreement and Plan of Merger, dated October 28, 2016 (the “Merger Agreement”), following approval by the requisite vote of the Company’s stockholders at a Special Meeting of Stockholders held on October 27, 2016. As a result of the Reincorporation Merger, Ashford Inc., a Maryland corporation (“Ashford Maryland”), is the successor issuer of Ashford Delaware under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.
Other than the change of corporate domicile, the reincorporation did not result in any change in the name, business, physical locations, management, assets, liabilities, net worth or number of authorized shares of the Company, nor will it result in any change in location of our current employees, including management. In addition, the Company’s common stock will continue to be listed under the symbol “AINC” on the NYSE MKT. Each outstanding certificate representing shares of Ashford Delaware’s common stock automatically represents, without any action of Ashford Delaware’s stockholders, the same number of shares of Ashford Maryland’s common stock. Ashford Delaware’s shareholders did not need to exchange their stock certificates as a result of the Reincorporation Merger. As of October 31, 2016, the rights of the Company’s stockholders commenced to be governed by the Maryland General Corporation Law, the Amended and Restated Articles of Incorporation of Ashford Inc. and the Bylaws of Ashford Inc.
On November 2, 2016, Ashford Inc., Ashford LLC, the operating company of Ashford Inc., and Richard J. Stockton entered into an employment agreement pursuant to which, effective November 14, 2016, Mr. Stockton will be employed by Ashford LLC to serve as Chief Executive Officer of Ashford Prime, pursuant to the Third Amended and Restated Advisory Agreement, dated June 10, 2015, as amended from time to time, between Ashford Inc., Ashford LLC, Ashford Prime and their respective affiliates, which provides that Ashford LLC is responsible for managing Ashford Prime’s affairs.
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
Sources and Uses of Cash
As of September 30, 2016 and December 31, 2015, we had $79.6 million and $50.3 million of cash and cash equivalents, respectively, which included cash and cash equivalents of $49.9 million and $26.9 million, respectively, associated with the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $74.4 million for the nine months ended September 30, 2016 and used net cash of $3.2 million for the nine months ended September 30, 2015. The increase in cash flows provided by operating activities was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the AQUA U.S. Fund.
Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2016, investing activities used net cash flows of $2.8 million, which is attributable to purchases of computer software, furniture, fixtures and equipment of $4.2 million partially offset by a distribution from an investment in an unconsolidated investment entity of $1.4 million. For the nine months ended September 30, 2015, investing activities used net cash flows of $7.0 million primarily attributable to investments in unconsolidated entities of $5.5 million and purchases of computer software, furniture, fixtures and equipment of $1.5 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2016, net cash flows used in financing activities was $42.3 million. These cash outflows consisted of $44.1 million of distributions to noncontrolling interests in consolidated entities, utilization of excess tax benefit associated with stock-based compensation of $314,000 and $20,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings, partially offset by $2.1 million of contributions from noncontrolling interests in a consolidated entity and a decrease in advances to employees of $143,000 associated with tax withholdings for restricted stock vestings. For the nine months ended September 30, 2015, net cash flows provided by financing activities was $5.9 million, which consisted of $4.8 million of contributions from noncontrolling interests in consolidated entities, an excess tax benefit associated with stock-based compensation of $1.1 million and net repayments in advances to employees of $134,000 associated with tax withholdings for restricted stock vestings partially offset by $87,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue
Advisory services	$16,427	$14,340	$2,087	14.6%
Other	111	156	(45)	(28.8)%
Total revenue	16,538	14,496	2,042	14.1%
Expenses
Salaries and benefits	12,964	6,724	6,240	92.8%
Depreciation	271	(12)	283	2,358.3%
General and administrative	3,438	6,507	(3,069)	(47.2)%
Total expenses	16,673	13,219	3,454	26.1%
Operating income (loss)	(135)	1,277	1,412	110.6%
Unrealized gain (loss) on investment in unconsolidated entity	—	(1,954)	1,954	100.0%
Interest income	21	150	(129)	(86.0)%
Dividend income	33	360	(327)	(90.8)%
Unrealized gain (loss) on investments	287	(7,861)	8,148	103.7%
Realized gain (loss) on investments	(728)	35	763	2,180.0%
Other income (expenses)	5	(125)	130	104.0%
Loss before income taxes	(517)	(8,118)	(7,601)	(93.6)%
Income tax expense	(575)	(1,036)	(461)	(44.5)%
Net loss	(1,092)	(9,154)	(8,062)	(88.1)%
Loss from consolidated entities attributable to noncontrolling interests	486	9,208	(8,722)	(94.7)%
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	(1)	—	1
Net loss attributable to redeemable noncontrolling interests in subsidiary common stock	322	—	322
Net income (loss) attributable to the Company	$(285)	$54	$339	627.8%
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $339,000, or 627.8%, from net income of $54,000 for the three months ended September 30, 2015 (the “2015 quarter”) to a loss of $285,000 for the three months ended September 30, 2016 (the “2016 quarter”) as a result of the factors discussed below.
Advisory Services Revenue. Advisory services revenue increased $2.1 million, or 14.6%, to $16.4 million during the 2016 quarter compared to the 2015 quarter. The increase is comprised of higher equity-based compensation of $1.6 million, higher incentive advisory fees of $481,000, and higher reimbursable expense of $156,000, partially offset by lower base advisory fees of $168,000.
During the 2016 quarter, advisory services revenue was comprised of base advisory fees of $10.7 million, reimbursable expenses of $2.2 million, incentive fees of $481,000, and equity-based compensation of $3.0 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees for which an equal amount of offsetting expense was included in “salaries and benefits.” Incentive fee revenue included $319,000 for the pro-rata portion of the second year installment of the 2015 incentive fee for which the payment is due January 2017 subject to meeting the FCCR Condition at December 31, 2016, as defined in our advisory agreement with Ashford Prime. Incentive fee revenue also included $162,000 for the pro-rata portion of the first year installment of the 2016 incentive fee for which the payment is due January 2017 subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime. No incentive fee was earned for the 2016 quarter in connection with our advisory agreement with Ashford Trust.
During the 2015 quarter, advisory services revenue was comprised of a base advisory fee of $10.8 million, reimbursable expenses of $2.1 million and equity-based compensation of $1.4 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees for which an equal amount of offsetting expense was included in “salaries and benefits.” No incentive fee was earned for the 2015 quarter in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue of $111,000 for the 2016 quarter consisted of $84,000 lease revenue as a result of our key money transaction with Ashford Prime and $27,000 of other services revenue. Other revenue of $156,000 for the 2015 quarter consisted of $141,000 of investment advisory revenue and $15,000 of lease revenue.
Salaries and Benefits Expense. Salaries and benefits expense increased $6.2 million, or 92.8%, to $13.0 million during the 2016 quarter compared to the 2015 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2016		2015		$ Change
Cash salaries and benefits:
Salary expense	$4,856		$4,588		$268
Bonus expense	1,983		1,790		193
Benefits related expenses	846		609		237
Total cash salaries and benefits	7,685		6,987		698
Non-cash equity-based compensation:
Pre spin-off Ashford Trust equity grants	1,125	(1)	2,397	(1)	(1,272)
Stock option grants	1,627		972		655
Ashford Trust & Ashford Prime equity grants	3,021	(2)	1,403	(2)	1,618
Total non-cash equity-based compensation	5,773		4,772		1,001
Non-cash unrealized gain in deferred compensation plan	(494)	(3)	(5,035)	(3)	4,541
Total salaries and benefits	$12,964		$6,724		$6,240
________

(1)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017.

(2)	Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, for which we record offsetting revenue in an equal amount.

(3)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings.

Depreciation Expense. Depreciation expense increased $283,000 from a credit of $12,000 during the 2015 quarter to an expense of $271,000 during the 2016 quarter. This increase was primarily the result of an adjustment made in the third quarter of 2015 to reduce depreciation expense by $228,000 for an asset that was not yet placed in service, in addition to higher depreciation expense associated with furniture, fixtures and equipment additions since September 30, 2015.

General and Administrative Expense. General and administrative expenses decreased $3.1 million, or 47.2%, to $3.4 million during the 2016 quarter compared to the 2015 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change
Professional fees	$1,257	$4,266	$(3,009)	(1)
Office expense	857	1,080	(223)
Public company costs	242	257	(15)
Director costs	206	195	11
Travel and other expense	827	709	118
Non-capitalizable costs - software implementation	49	—	49
Total general and administrative expense	$3,438	$6,507	$(3,069)
________

(1)
Professional fees decreased due to a decrease in professional and legal fees related to the Remington Acquisition Agreement entered into on September 17, 2015. For further discussion see note 7 to our condensed consolidated financial statements.

Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We did not have an unrealized gain or loss on investment in an unconsolidated entity in the 2016 quarter. We recorded an unrealized loss on investment in an unconsolidated entity of $2.0 million during the 2015 quarter which consisted of an unrealized loss in an unconsolidated investment fund for which AIM was the investment adviser.
Interest Income. Interest income decreased $129,000, or 86.0%, to $21,000 during the 2016 quarter compared to the 2015 quarter, as a result of investments in the AQUA U.S. Fund.
Dividend Income. Dividend income decreased $327,000, or 90.8%, to $33,000 during the 2016 quarter compared to the 2015 quarter, as a result of investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments increased $8.1 million, or 103.7%, to $287,000 during the 2016 quarter compared to an unrealized loss on investments of $7.9 million in the 2015 quarter, as a result of investments in the AQUA U.S. Fund and is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments increased $763,000 to $728,000 during the 2016 quarter from a realized gain on investments of $35,000 in the 2015 quarter, as a result of investments in the AQUA U.S. Fund and options on futures contracts.
Other Income (Expenses). Other income increased $130,000, or 104.0%, to $5,000 for the 2016 quarter compared to other expense of $125,000 in the 2015 quarter.
Income Tax Expense. Income tax expense decreased $461,000 from $1.0 million for the 2015 quarter to $575,000 for the 2016 quarter. The decrease in income tax expense is primarily due to both a decrease in taxable income and an increase in the deferred tax benefit recognized as a result of a reduction in the valuation allowance.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $486,000 and $9.2 million in the 2016 quarter and 2015 quarter, respectively. At September 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.50% in OpenKey with a combined total carrying value of $54.6 million. At September 30, 2015, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey with a combined total carrying value of $102.0 million.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Redeemable noncontrolling interests in Ashford LLC were allocated net income of $1,000 and $0 in the 2016 quarter and 2015 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at both September 30, 2016 and September 30, 2015.
Net Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $322,000 in the 2016 quarter. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 49.13% in OpenKey common stock at September 30, 2016. No income or loss was allocated during the 2015 quarter as there were no redeemable noncontrolling interests in subsidiary common stock.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue
Advisory services	$47,820	$41,752	$6,068	14.5%
Other	279	351	(72)	(20.5)%
Total revenue	48,099	42,103	5,996	14.2%
Expenses
Salaries and benefits	38,156	29,905	8,251	27.6%
Depreciation	815	516	299	57.9%
General and administrative	11,967	15,179	(3,212)	(21.2)%
Total expenses	50,938	45,600	5,338	11.7%
Operating loss	(2,839)	(3,497)	(658)	(18.8)%
Realized gain (loss) on investment in unconsolidated entity	(3,601)	—	3,601
Unrealized gain (loss) on investment in unconsolidated entity	2,141	(3,020)	5,161	170.9%
Interest income	44	202	(158)	(78.2)%
Dividend income	79	532	(453)	(85.2)%
Unrealized gain (loss) on investments	1,182	(10,851)	12,033	110.9%
Realized gain (loss) on investments	(7,071)	1,070	8,141	760.8%
Other expenses	(144)	(135)	9	6.7%
Loss before income taxes	(10,209)	(15,699)	(5,490)	(35.0)%
Income tax expense	(560)	(1,500)	(940)	(62.7)%
Net loss	(10,769)	(17,199)	(6,430)	(37.4)%
Loss from consolidated entities attributable to noncontrolling interests	6,852	13,323	(6,471)	(48.6)%
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	6	10	(4)	(40.0)%
Net loss attributable to redeemable noncontrolling interests in subsidiary common stock	788	—	788
Net loss attributable to the Company	$(3,123)	$(3,866)	$(743)	(19.2)%
Net Loss Attributable to the Company. Net loss attributable to the Company decreased $743,000, or 19.2%, to $3.1 million for the nine months ended September 30, 2016 (the “2016 period”) compared to the nine months ended September 30, 2015 (the “2015 period”) as a result of the factors discussed below.
Advisory Services Revenue. Advisory services revenue increased $6.1 million, or 14.5%, to $47.8 million during the 2016 period compared to the 2015 period. The increase is comprised of higher base advisory fees of $445,000, higher reimbursable expense of $292,000, higher incentive advisory fees of $1.2 million and higher equity-based compensation associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units of $4.1 million.
During the 2016 period, advisory services revenue was comprised of base advisory fees of $32.2 million, reimbursable expenses of $6.7 million, incentive fees of $1.2 million, and equity-based compensation of $7.8 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees for which an equal amount of offsetting expense was included in “salaries and benefits.” Incentive fee revenue included $956,000 for the pro-rata portion of the second year installment of the 2015 incentive fee for which the payment is due January 2017 subject to meeting the FCCR Condition at December 31, 2016, as defined in our advisory agreement with Ashford Prime. Incentive fee revenue also included $257,000 for the pro-rata portion of the first year installment of the 2016 incentive fee for which the payment is due January 2017, subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of

Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime. No incentive fee was earned for the 2016 period in connection with our advisory agreement with Ashford Trust.
During the 2015 period, advisory services revenue was comprised of a base advisory fee of $31.7 million, reimbursable expenses of $6.4 million and equity-based compensation of $3.6 million associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees for which an equal amount of offsetting expense was included in “salaries and benefits.” No incentive fee was earned for the 2015 period in connection with our advisory agreements with Ashford Prime or Ashford Trust.
Other Revenue. Other revenue of $279,000 for the 2016 period consisted of $252,000 lease revenue as a result of our key money transaction with Ashford Prime, and $27,000 other services revenue. Other revenue for the 2015 period was $351,000 which consisted of $195,000 of other non-advisory expense reimbursements from Ashford Trust, $141,000 of investment advisory revenue and $15,000 of lease revenue.
Salaries and Benefits Expense. Salaries and benefits expense increased $8.3 million, or 27.6%, to $38.2 million during the 2016 period compared to the 2015 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2016		2015		$ Change
Cash salaries and benefits:
Salary expense	$14,331		$12,837		$1,494
Bonus expense	5,559		5,451		108
Benefits related expenses	3,170		2,447		723
Total cash salaries and benefits	23,060		20,735		2,325
Non-cash equity-based compensation:
Pre spin-off Ashford Trust equity grants	4,322	(1)	9,106	(1)	(4,784)
Stock option grants	4,197		2,884		1,313
Ashford Trust & Ashford Prime equity grants	7,755	(2)	3,637	(2)	4,118
Total non-cash equity-based compensation	16,274		15,627		647
Non-cash unrealized gain in deferred compensation plan	(1,178)	(3)	(6,457)	(3)	5,279
Total salaries and benefits	$38,156		$29,905		$8,251
________

(1)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017.

(2)	Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, for which we record offsetting revenue in an equal amount.

(3)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings.

Depreciation Expense. Depreciation expense increased $299,000, or 57.9%, to $815,000 during the 2016 period compared to the 2015 period, as a result of furniture, fixtures and equipment additions since September 30, 2015.

General and Administrative Expense. General and administrative expenses decreased $3.2 million, or 21.2%, to $12.0 million during the 2016 period compared to the 2015 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change
Professional fees	$4,459	$8,021	$(3,562)	(1)
Office expense	2,611	3,255	(644)
Public company costs	747	857	(110)
Director costs	856	895	(39)
Travel and other expense	2,340	2,151	189
Non-capitalizable costs - software implementation	954	—	954
Total general and administrative expense	11,967	15,179	(3,212)
________

(1)
Professional fees decreased due to a decrease in professional and legal fees related to the Remington Acquisition Agreement entered into on September 17, 2015. For further discussion see note 7 to our condensed consolidated financial statements.

Realized Gain (Loss) on Investment in Unconsolidated Entity. We recorded a realized loss on an investment in an unconsolidated entity of $3.6 million in the 2016 period from an unconsolidated investment fund for which AIM was the investment adviser. We did not recognize any realized gain/loss in the 2015 period.
Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We recorded an unrealized gain on an investment in an unconsolidated entity of $2.1 million in the 2016 period compared to an unrealized loss on an investment in an unconsolidated entity of $3.0 million in the 2015 period from an unconsolidated investment fund for which AIM was the investment adviser.
Interest Income. Interest income was $44,000 and $202,000 for the 2016 period and 2015 period, respectively, related to investments in the AQUA U.S. Fund.
Dividend Income. Dividend income was $79,000 and $532,000 for the 2016 period and 2015 period, respectively, related to investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $1.2 million for the 2016 period and unrealized loss on investments was $10.9 million for the 2015 period, related to investments in the AQUA U.S. Fund. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $7.1 million for the 2016 period and realized gain on investments was $1.1 million for the 2015 period. The realized gain (loss) on investments is related to investments in the AQUA U.S. Fund and options on futures contracts.
Other Expenses. Other expenses was $144,000 and $135,000 for the 2016 period and 2015 period, respectively.
Income Tax Expense. Income tax expense decreased $940,000, from $1.5 million for the 2015 period to $560,000 for the 2016 period. The decrease in income tax expense is primarily due to a decrease in income subject to tax and the recognition of the tax benefits from the 2015 losses on our investment in unconsolidated entity, the Fund, during the 2016 period. When the manager of the Fund filed the 2015 income tax return during the second quarter of 2016, the manager chose to make a tax election affecting 2015 and subsequent tax years. The election allowed us to revise the treatment of the 2015 losses from disallowed capital loss carryovers to ordinary loss deductions.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $6.9 million in the 2016 period and $13.3 million in the 2015 period. At September 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 12.50% in OpenKey with a combined total carrying value of $54.6 million. At September 30, 2015, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey with a combined total carrying value of $102.0 million.
Net Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Redeemable noncontrolling interests in Ashford LLC were allocated net loss of $6,000 and $10,000 in the 2016 period and 2015 period, respectively. Redeemable noncontrolling interests in Ashford LLC represented ownership interests of 0.2% in Ashford LLC at both September 30, 2016 and September 30, 2015.

Net Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated net loss of $788,000 in the 2016 period. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 49.13% in subsidiary common stock at September 30, 2016. No income or loss was allocated during the 2015 period as there were no redeemable noncontrolling interests in subsidiary common stock.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and is pending in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleges that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in connection with the June 2015 amendments to the Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa seeks an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. On May 20, 2016, the court denied Sessa’s request for a preliminary injunction and enjoined Sessa from, among other things, soliciting proxies or otherwise seeking election of its proposed candidates to the Ashford Prime board. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. Sessa’s appeal is fully briefed and the court heard oral argument on August 2, 2016. Sessa currently has no claims for monetary damages, but it seeks reimbursement of its attorneys’ fees and costs. The outcome of the litigation is pending but the Company intends to vigorously defend the claims filed by Sessa.
In the federal court litigation with Sessa, Ashford Prime has requested through discovery the names and identities of Sessa’s limited partners, communication between those limited partners and Sessa, and information about cooperation between Sessa and its limited partners in support of its claims that Sessa violated Ashford Prime’s bylaws and federal securities laws. Sessa has refused to provide the information and Ashford Prime has asked the district court to order Sessa to comply with the discovery requests. The Company understands that additional discovery will be pursued against the limited partners themselves as their identities are revealed regarding all communication between the limited partners and Sessa related to the Company, Ashford Prime and its affiliates.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
There were no purchases of any of our common stock by the Company during any of the months in the third quarter of 2016.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1	Second Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2016) (File No. 001-36400)
3.1
Amended and Restated Articles of Incorporation of Ashford Inc., a Maryland corporation, as filed with the Department of Assessments and Taxation of the State of Maryland on October 28, 2016 (incorporated by reference to Exhibit 3.1 of Form 10-K, filed on November 1, 2016) (File No. 001-36400)

3.2	Bylaws of Ashford Inc., a Maryland corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)
4.1
Amendment No. 1 to the Amended and Restated Rights Agreement, dated October 31, 2016, between Ashford Inc. and Computershare Trust Company, N.A. ( incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 9, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 9, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer