Form 10-K
period 2016-12-31
Ashford Inc.
filed 2017-03-16
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2016, the aggregate market value of 805,132 shares of the registrant’s common stock held by non-affiliates was approximately $40,256,600.
As of March 14, 2017, the registrant had 2,015,281 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2016

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company.” “AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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

PART I
Item 1. Business
Our Company
Ashford Inc. is a Delaware corporation formed on April 2, 2014, subsequently reincorporated in Maryland effective October 31, 2016, that provides asset management and advisory services to other entities, primarily within the hospitality industry. We became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed real estate investment trust (“REIT”), completed the spin-off of our company through the distribution of shares of our common stock to the Ashford Trust stockholders. We serve as the advisor to Ashford Prime, an NYSE-listed REIT that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of Ashford Prime’s investment strategy means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. We also serve as the advisor to Ashford Trust, which is focused on investing opportunistically in the hospitality industry with a focus on full-service upper-upscale hotels in the U.S. that have a RevPAR generally less than twice the U.S. national average. Ashford Trust has been a public company since August 2003.
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
We earn advisory fees from each company that we advise. These fees include a quarterly base fee, payable in cash, for managing the respective day-to-day operations of the companies we advise and the day-to-day operations of the respective subsidiaries, in each case in conformity with the respective investment guidelines of such entity. The base fee is determined as a percentage of each entity’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Ashford Prime based on their respective out-performance of their peers, as measured by the total annual stockholder return of such company compared to its peers. For the year ended December 31, 2016, we earned revenues of $16.6 million and $51.0 million from Ashford Prime and Ashford Trust, respectively. For the year ended December 31, 2015, we earned revenues of $15.5 million and $43.4 million from Ashford Prime and Ashford Trust, respectively.
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
Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of ours, or an affiliate of AIM, currently serves, or will serve in the future, as the investment adviser to any private securities funds sponsored by us or our affiliates, which may include, but are not limited to, hedge funds, private equity funds, separately managed accounts, UCITS funds, open or closed end funds registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) business development companies and other private or public alternative investment funds (the “Funds”). AIM became a registered investment adviser with the Securities and Exchange Commission on January 5, 2015. AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, currently serves, or will serve in the future, as the general partner or similar capacity of any Funds. AIM or any affiliate serving as investment adviser to any Funds is entitled to a management fee or other fees or compensation for its role as investment adviser to such Funds. AIM GP, or the applicable affiliate of AIM GP serving as the general partner or similar capacity of any Funds, is entitled to a performance allocation or carried interest, based, generally, on the net profits of the investors in such Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own 100% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays, III own, in the aggregate, 40% of Performance Holdco. During 2016, AIM served as investment adviser to the AIM Real Estate Hedged Equity (U.S.) Fund, LP, (the “U.S. Fund”), AIM Real Estate Hedged Equity (Cayman) Fund, Ltd.(the “Offshore Fund”) and AIM Real Estate Hedged Equity Master Fund, LP (the “Master Fund”), a master-feeder private fund focused on investing in various securities.
On February 23, 2016 the board of directors of the “Offshore Fund”), in consultation with AIM, resolved to wind down the Offshore Fund. All investments in the Offshore Fund were redeemed on February 29, 2016. The Master Fund and the U.S. Fund continued to operate, but under new names: “Ashford Quantitative Alternatives Master Fund, LP” (the “AQUA Master Fund”) and “Ashford Quantitative Alternatives (U.S.), LP” (the “AQUA U.S. Fund” and, together with the AQUA Master Fund, the “AQUA Fund”), respectively, effective March 1, 2016.
On January 19, 2017, AIM entered into an Investment Management Agreement (the “Agreement”) with AHT SMA, LP, a Delaware limited partnership (the “Client”) and a wholly-owned subsidiary of Ashford Trust to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, Client retained and appointed AIM as the investment manager of Client. The Agreement will govern the relationship between Client and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of Client. AIM will not be compensated by Client for its services under the Agreement. Client bears all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund will also be liquidated in accordance with the laws of the Cayman Islands.
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, will be distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners will cease to be a limited partner of the AQUA U.S. Fund. The balance will be paid to limited partners (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the AQUA Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which we expect to be on or before June 30, 2017.
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
We have agreed, from time to time, to make mutually agreed upon “key money investments” in the subsidiaries and affiliates of each of Ashford Trust and Ashford Prime to facilitate such companies, subsidiaries or affiliates’ acquisition of one or more properties, if the independent directors of Ashford Prime or Ashford Trust, as applicable, and Ashford Inc. determine that without such an investment, the acquisition of such property would be uneconomic to Ashford Prime or Ashford Trust. Any such assets are referred to as “key money assets.” Any key money investment will be in the form of, but not limited to, cash, notes, equity of Ashford Inc., the acquisition of furniture, fixture and equipment for use at the subject hotel, or as agreed to at the time a key money investment is made. Upon any such key money investment, Ashford Prime or Ashford Trust will engage Ashford LLC as the asset manager for the related key money asset and will pay the key money asset management fees which are included in the base fees. Ashford Prime or Ashford Trust may also agree to additional incentive fees based on the performance of any key money asset. Ashford Prime or Ashford Trust will be obligated to pay us the “key money clawback amount,” which is equal to the difference between a per annum return of 5% on a key money asset together with the initial key money investment amount and the amount actually received by us (through key money asset management fees and key money incentive fees, if applicable) related to such key money asset, if the Advisory Agreement (or the applicable asset management agreement) is terminated by Ashford Prime or Ashford Trust for any reason or such companies dispose of such key money asset (calculated on an investment by investment basis).
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
If no resolution on fees is reached within the 120-day period, or if Ashford Trust or Ashford Prime, as applicable, terminates the advisory agreement by reason of clause (a) above, or terminates the advisory agreement upon a change in control of such companies, the related advisory agreement will terminate and Ashford Trust or Ashford Prime, as applicable, will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to 1.1 times the greater of either:

•
12 multiplied by the our net earnings (as defined in the advisory agreement) for the 12-month period preceding the termination date of our advisory agreement. For purposes of this calculation, “Net Earnings” is defined as (A) our reported Adjusted EBITDA (as defined in our advisory agreement) for the 12-month period preceding the termination of our advisory agreement (adjusted to assume our advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our earnings releases less (B) our pro forma Adjusted EBITDA (as defined in our advisory agreement) assuming our advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per Generally Accepted Accounting Principles (“GAAP”)) plus interest expenses, income taxes, depreciation and amortization) of ours and any of our affiliates and subsidiaries from providing any service or product to the applicable company, its operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from our advisory agreement;

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

The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which the annual TSR of Ashford Trust or Ashford Prime, as applicable, exceeds the average TSR for its respective peer group, multiplied by (ii) the fully diluted equity value of such company at December 31 of the applicable year. Further, with respect to Ashford Trust, for the stub period ended December 31, 2014, the product from the incentive fee calculation was reduced proportionately based on the number of days in which the advisory agreement with Ashford Trust was in effect for the calendar year 2014 divided by 365 days. To determine the fully diluted equity value, we assume that all units in the operating partnership of Ashford Prime or Ashford Trust, as applicable, including Long-Term Incentive Plan (“LTIP”) units that have achieved economic parity with the common units, if any, are redeemed and the applicable company has elected to issue common stock of such company in satisfaction of the redemption price and that the per share value of each share of common stock of such company is equal to the closing price of its stock on the last trading day of the year. The incentive fee, if any, subject to the FCCR Condition (defined below), is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee installment for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition defined below. Except in the case when the incentive fee is payable on the date of termination of this Agreement, up to 50% of the incentive fee may be paid by each Ashford Prime or Ashford Trust, at the option of such entity, in shares its common stock of or common units of the applicable operating partnership or such entity, with the balance payable in cash, unless at the time for payment of the incentive fee:
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
Upon the determination of the incentive fee, except in the case of any termination of the advisory agreement in which case the incentive fee for the stub period and all unpaid installments of an incentive fee shall be deemed earned by us and fully due and payable by Ashford Prime and Ashford Trust, as applicable, each one-third installment of the incentive fee shall not be deemed earned by us or otherwise payable by Ashford Prime or Ashford Trust, as applicable, unless such entity, as of the December 31 immediately preceding the due date for the payment of the incentive fee installment, has an FCCR of 0.20x or greater (the “FCCR Condition”). For purposes of this calculation, “FCCR” means such entity’s fixed charge coverage ratio, which is the ratio of adjusted EBITDA for the previous four consecutive fiscal quarters to fixed charges, which includes all (i) such entity and its subsidiaries’ interest expense, (ii) such entity and its subsidiaries’ regularly scheduled principal payments, other than balloon or similar principal payments which repay indebtedness in full and payments under cash flow mortgages applied to principal, and (iii) preferred dividends paid by such entity.

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
Fourth Amended and Restated Advisory Agreement. On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime (the “Amended and Restated Ashford Prime Advisory Agreement”) that amends and restates the advisory agreement with Ashford Prime discussed herein. The Amended and Restated Ashford Prime Advisory Agreement will not become effective unless and until it is approved by Ashford Prime’s stockholders. The material terms of the Amended and Restated Ashford Prime Advisory agreement include:

•	Ashford Prime will make a cash payment to us of $5.0 million at the time the Amended and Restated Ashford Prime Advisory Agreement becomes effective;

•	the termination fee payable to us under the advisory agreement has been amended by eliminating the 1.1x multiplier and tax gross up components of the fee;

•
we will disclose publicly the revenues and expenses used to calculate “Net Earnings” on a quarterly basis which is used to calculate the termination fee; we will retain an accounting firm to provide a quarterly report to Ashford Prime on the reasonableness of the our determination of expenses, which will be binding on the parties;

•	our right under the advisory agreement to appoint a “Designated CEO” has been eliminated;

•	our right to terminate the advisory agreement due to a change in a majority of the “Company Incumbent Board” (as defined in the advisory agreement) has been eliminated;

•
Ashford Prime will be incentivized to grow its assets under a “growth covenant” in the Amended and Restated Ashford Prime Advisory Agreement under which Ashford Prime will receive a deemed credit against a base amount of $45.0 million for 3.75% of the total purchase price of each hotel acquired after the date of the Amended and Restated Ashford Prime Advisory Agreement that was recommended by us, netted against 3.75% of the total sale price of each hotel sold after the date of the Amended and Restated Ashford Prime Advisory Agreement. The difference between $45.0 million and this net credit, if any, is referred to as the “Uninvested Amount.” If the Amended and Restated Ashford Prime Advisory Agreement is terminated, other than due to certain acts by us, Ashford Prime must pay us the Uninvested Amount, in addition to any other fees payable under the Amended Agreement;

•
the Amended and Restated Ashford Prime Advisory Agreement requires Ashford Prime to maintain a net worth of not less than $390 million plus 75% of the equity proceeds from the sale of securities by Ashford Prime after December 31, 2016 and a covenant prohibiting Ashford Prime from paying dividends except as required to maintain its REIT status if paying the dividend would reduce Ashford Prime’s net worth below the required minimum net worth;

•
the initial term of the Amended and Restated Ashford Prime Advisory Agreement ends on the 10th anniversary of its effective date, subject to renewal by us for up to seven additional successive 10-year terms;

•	the base management fee payable to us will be fixed at 70 bps, and the fee will be payable on a monthly basis;

•	reimbursements of expenses to us will be made monthly in advance, based on an annual expense budget, with a quarterly true-up for actual expenses;

•	the right of Ashford Prime to terminate the advisory agreement due to a change of control experienced by us has been eliminated;

•
the rights of Ashford Prime to terminate the advisory agreement at the end of each term upon payment of the termination fee based on the parties being unable to agree on new market-based fees or our performance have been eliminated; however, the Amended and Restated Ashford Prime Advisory Agreement provides a mechanism for the parties to renegotiate the fees payable to us at the end of each term based on then prevailing market conditions, subject to floors and caps on the changes;

•
if a Change of Control (as defined in the Amended and Restated Ashford Prime Advisory Agreement) is pending, Ashford Prime has agreed to deposit not less than 50%, and in certain cases 100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to us secured by a letter of credit or first priority lien on certain assets;

•
Ashford Prime’s ability to terminate the Amended and Restated Ashford Prime Advisory Agreement due to a material default by us is limited to instances where a court finally determines that the default had a material adverse effect on

Ashford Prime and we fail to pay monetary damages in accordance with the Amended and Restated Ashford Prime Advisory Agreement; and

•
if Ashford Prime repudiates the Amended and Restated Ashford Prime Advisory Agreement, through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, Ashford Prime will be liable to us for a liquidated damages amount.

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
Affordable Care Act. We could be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA") if we did not offer affordable, minimum value health care coverage to substantially all of our full-time employees and their dependents. Any such penalty would be based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $200,000 as we had 103 full-time employees as of December 31, 2016.
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
If a person or group becomes an Acquiring Person at any time, with certain limited exceptions, the rights will become exercisable for shares of our common stock (or, in certain circumstances, shares of our Series A Preferred Stock or other of our securities that are similar) having a value equal to two times the exercise price of the right. From and after the announcement that any person has become an Acquiring Person, if certificated rights are or were at any time on or after the earlier of (i) the date of such announcement or (ii) the Distribution Date acquired or beneficially owned by an Acquiring Person or an associate or affiliate of an Acquiring Person, such rights shall become void, and any holder of such rights shall thereafter have no right to exercise such rights. In addition, if, at any time after a person becomes an Acquiring Person, (i) we consolidate with, or merge with and into, any other person; (ii) any person consolidates with us, or merges with and into us and we are the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of our common stock are or will be changed into or exchanged for stock or other securities of any other person (or of ours) or cash or any other property; or (iii) 50% or more of our consolidated assets or earning power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise of a right at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the right. Upon the occurrence of an event of the type described in this paragraph, if our board of directors so elects, we will deliver upon payment of the exercise price of a right an amount of cash or securities equivalent in value to the shares of common stock issuable upon exercise of a right. If we fail to meet that obligation within 30 days following of the announcement that a person has become an Acquiring Person, we must deliver, upon exercise of a right but without requiring payment of the exercise price then in effect, shares of our common stock (to the extent available) and cash equal in value to the difference between the value of the shares of our common stock otherwise issuable upon the exercise of a right and the exercise price then in effect. The rights are set to expire February 25, 2018.
Employees
At December 31, 2016, we had 103 full time employees. These employees directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions for Ashford Prime and Ashford Trust.
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
All reports filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549-1090. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

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
We and our subsidiaries will be subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the Internal Revenue Service, and other federal, state and local governmental bodies and agencies. We also will be responsible for managing the regulatory aspects of Ashford Prime and Ashford Trust, including compliance with applicable REIT rules. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business or the businesses of Ashford Prime, Ashford Trust or other entities that we advise, we could be subjected to extensive investigations as well as substantial penalties, and our business and operations could be materially adversely affected. We also will have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. While we have designed policies to appropriately operate our business and the entities we advise, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
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
There may be no readily-ascertainable market prices for a number of investments in the investment funds we manage. The fair value of such investments of these investment funds is determined periodically by us based on the methodologies described in the investment funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially from such assumptions or estimates. In addition, because investments held by these investment funds may be in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Moreover, in many markets, transaction flow is further limited by uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of investment funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the investment funds. In addition, uncertainty about asset values on redemptions from investments in these investment funds may lead to an increased risk of litigation by investors over net asset values (“NAV”).
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
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these business combinations, unless certain fair price requirements set forth in the MGCL are satisfied; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
Our bylaws opt out of the “control share” provisions for certain persons and entities, but we may later amend our bylaws to modify or eliminate these opt-out provisions.
Our charter provides that a director may be removed only for cause and only upon the affirmative vote of the holders of at least 80% of the voting power of the then issued and outstanding shares of capital stock entitled to be cast in the election of directors. Subtitle 8 of Title 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, notwithstanding any contrary provision in the charter or bylaws, to any or all of the following five provisions: a classified board; a two-thirds stockholder vote requirement for removal of a director; a requirement that the number of directors be fixed only by vote of the directors; a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred; and a requirement that the holders of at least a majority of all votes entitled to be cast request a special meeting of stockholders. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already require that the number of directors be fixed only by our board of directors and require, unless called by the Chairman of our board of directors, our chief executive officer or a majority of our board of directors, the written request of the holders of at least a majority of the voting power of the then issued and outstanding shares of capital stock to call a special meeting. Additionally, our charter currently provides that directors are elected annually and does not currently provide for a classified board.
Our charter, bylaws and Maryland law contain other provisions that may delay, deter or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire us while the plan remains in effect.
We have in effect a shareholder rights plan that is intended to protect us from efforts to obtain control of our company that our board of directors believe are inconsistent with the best interests of our company and our stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder (other than us, one of our subsidiaries or employee benefit plans or Mr. Monty J. Bennett and certain of his affiliates and associates (so long as they beneficially own 20% or less of our common stock)) has acquired beneficial ownership of 10% or more of our common stock without the approval of our board of directors or the announcement of a tender offer or exchange offer that would result in the ownership of 10% or more of our common stock by a person or group of persons (other than one or more of the excluded persons described above). The rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock (other than one or more of the excluded persons described above) acquires any additional shares of our common stock without the approval of our board of directors. If the rights become exercisable, all rights holders (other than the person/entity triggering the rights) will be entitled to acquire certain of our securities at a substantial discount. The rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our board of directors, and the rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock, without first negotiating with our board of directors. The rights are set to expire on February 25, 2018.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. We may change our corporate policies without stockholder notice or consent, which could result in investments or activities that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the MGCL charter and our bylaws, stockholders will have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
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
Our constituent documents designate the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction because the action asserts a federal claim, the United States District Court for the District of Maryland, Baltimore Division as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our constituent documents provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction because the action asserts a federal claim, the United States District Court for the District of Maryland, Baltimore Division is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders or any breach of a standard of conduct of directors; (iii) any action asserting a claim against us or any of our directors, officers, employees or agents arising pursuant to any provision of the MGCL, our charter or bylaws; or (iv) any other action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our constituent documents described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our constituent documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies unless we opt to do so.
We are subject to reporting and other obligations under the Exchange Act. In April 2012, the JOBS Act was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure unless we irrevocably opt to comply with such requirements. We are an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to:

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
We have irrevocably opted into complying with any new or revised financial accounting standards applicable to public companies and thus will be required to comply with such standards.
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

Monty J. Bennett and Mr. Archie Bennett, Jr. elected to invest their deferred compensation accounts in our common stock. As a result, we have an obligation to issue approximately 195,000 shares of our common stock to Mr. Monty J. Bennett over five years beginning in 2019, which is the end of Mr. Monty Bennett’s deferral period. We also have an obligation to issue approximately 15,000 remaining shares of our common stock to Mr. Archie Bennett, Jr., over five years beginning in 2017, which is the end of Mr. Archie Bennett’s deferral period. The issuance of these shares of our common stock will dilute current stockholder’s and, if all such shares are issued, may result in a change of control of our company.
Our relationships with Remington Lodging, Ashford Trust, Ashford Prime and AIM could create significant conflicts of interest.
Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chief executive officer of Remington Lodging, chairman of the board of Ashford Trust and chairman of the board of Ashford Prime. Additionally, Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington Lodging. Mr. Monty J. Bennett’s obligations to Remington Lodging, Ashford Trust and Ashford Prime reduce the time and effort he spends managing our company, and his duties to us as a director and officer may conflict with his duties to, and pecuniary interest in, Remington Lodging, Ashford Trust and Ashford Prime.
We, through Ashford LLC, own approximately 100% of Management Holdco. Performance Holdco owns 99.99% of AIM GP. We, through Ashford LLC and our 100% ownership interest in Performance Holdco's general partner, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays own, in the aggregate, 40% of Performance Holdco. AIM currently serves as investment adviser to the AQUA Fund and AHT SMA, LP, a wholly-owned subsidiary of Ashford Trust. Mr. Bennett’s and Mr. Hays’ duties to us as directors and officers may conflict with their duties to, and pecuniary interests in, Performance Holdco.
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
Certain of our executive officers, who are also executive officers or board members of Ashford Trust, Ashford Prime, or both, including our chief executive officer, who is also an executive officer of Remington Lodging, face competing demands relating to their time as well as potential conflicts of interest, and this may adversely affect our operations.
Certain of our executive officers are also executive officers or board members of Ashford Trust, Ashford Prime, or both. Because our executive officers have duties to Ashford Trust or Ashford Prime, as applicable, as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company, Ashford Trust and Ashford Prime, as applicable, and they will continue to face increasing conflicts as we advise additional companies and platforms.
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
We, as the sole manager of Ashford LLC, our operating company, have fiduciary duties to the other members of Ashford LLC, the discharge of which may conflict with the interests of our stockholders. The operating agreement of Ashford LLC provides that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as manager of our operating company, to its members, we may act in the best interest of our stockholders without violating our fiduciary duties to the members of Ashford LLC or being liable for any resulting breach of our duties to the members, subject in all cases to the implied contractual covenant of good faith and fair dealing which, pursuant to Maryland law, cannot be waived. In addition, those persons holding Ashford LLC common units will have the right to vote on certain amendments to the operating agreement (which require approval by a majority in interest of the members, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of Ashford LLC members to receive distributions as set forth in the operating agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. In addition, conflicts may arise when the interests of our stockholders and the members of our operating company diverge, particularly in circumstances in which there may be an adverse tax consequence to the members.
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
The Transactions are currently expected to close during the first half of 2017, assuming that all of the conditions in the Remington Acquisition Agreement are satisfied or waived. The Remington Acquisition Agreement provides that either the Company or Archie Bennett Jr., Monty J. Bennett, MJB Investments, LP and Mark A. Sharkey (together, the “Remington Sellers”) may terminate the Remington Acquisition Agreement if the closing of the Transactions has not occurred by the stated deadline. On June 22, 2016, the Remington Acquisition Agreement was amended to extend the deadline to October 7, 2016, and on September 22, 2016, the Remington Acquisition Agreement was amended to further extend the deadline to April 7, 2017. To complete the Transactions, our stockholders needed to approve the contribution of substantially all of the Company’s assets and all of the Company’s business operations to Ashford Advisors, Inc. (“Ashford Advisors”) and the potential issuance of shares of the Company’s common stock that may occur pursuant to the Transactions. On April 12, 2016, our stockholders approved such matters. In addition, the Remington Acquisition Agreement contains additional closing conditions, which may not be satisfied or waived. Certain events outside our control may delay or prevent the consummation of the Transactions. Delays in consummating the Transactions or the failure to consummate the Transactions at all may cause us to incur significant additional costs and to fail to achieve the anticipated benefits associated with the Transactions. In addition, pursuant to the Remington Acquisition Agreement, both the Company and Remington Lodging are subject to certain restrictions on the conduct of their respective businesses prior to completing the Transactions. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain significant capital projects, undertaking certain significant financing transactions and otherwise pursuing other actions that are not in our ordinary course of business, even if such actions would prove beneficial. We cannot assure you that the conditions to the completion of the Transactions will be satisfied or waived or that any adverse event, development, or change will not occur, and we cannot provide any assurances as to whether or when the Transactions will be completed.
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
The market price of our common stock may decline as a result of the Transactions if we do not achieve the perceived benefits of the Transactions as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Transactions on our financial results is not consistent with the expectations of financial or industry analysts. The Transactions are expected to be accretive to our performance metrics. The extent and duration of any accretion will depend on several factors, including the amount of transaction-related expenses that are charged against our earnings. If expenses charged against earnings are higher than we expected, the amount of accretion in 2017 could be less than currently anticipated and the Transactions may not turn out to be accretive (or may be less accretive than currently anticipated). In such event, the price of our common stock could decline.
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
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Item 3. Legal Proceedings
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 13 to our financial statements, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition.
The outcome of this matter cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the consummation of the Transactions, and an adverse judgment granting permanent injunctive relief could indefinitely prohibit consummation of the Transactions. The defendants have not yet responded to the complaint but intend to defend the claims raised in this lawsuit.
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and was filed in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleged that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in connection with the June 2015 amendments to Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa sought an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. On May 20, 2016, the court denied Sessa’s request for a preliminary injunction and enjoined Sessa from, among other things, soliciting proxies or otherwise seeking election of its proposed candidates to the Ashford Prime board. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. On December 16, 2016, the Fifth Circuit dismissed Sessa’s appeal of the preliminary injunction as moot. On February 16, 2017, Ashford Prime, Ashford Trust and the Company (collectively the “Ashford entities”) entered into a settlement agreement (the “Settlement Agreement”) with Sessa, Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC and John Petry (collectively, the “Sessa Entities”) regarding the composition of the Company’s board of directors, dismissal of pending litigation involving the parties and certain other matters. On February 17, 2017, the District Court consolidated the Texas State Action into the Texas Federal Action (the “Consolidated Texas Federal Action”). On the same day, the District Court also dismissed all of Sessa’s counterclaims, except for its claim for violation of federal proxy solicitation laws, which Ashford Prime did not move to dismiss. The District Court granted Sessa’s motion to dismiss Ashford Prime’s claim for prima facie tort, but denied Sessa’s motion to dismiss the Ashford Prime’s remaining claims.
On February 20, 2017, the parties submitted a Joint Stipulation of Dismissal, which dismissed each of the parties’ remaining claims in the Consolidated Texas Federal Action with prejudice.
On March 22, 2016, the Company and Ashford LLC filed a lawsuit in Texas state district court in Dallas against Sessa, related entities, and John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Inc., et al v. Sessa Capital (Master), L.P., et al., Cause No. 16-DC-03340. The Company generally alleged that the defendants engaged in wrongful acts, including engaging in an unlawful proxy contest for control of the Ashford Prime board, and tortiously interfered with the Company and Ashford LLC’s advisory agreement with Ashford Prime. Among other relief, the Company sought actual and exemplary damages, as well as an injunction prohibiting defendants from further interference with the advisory agreement or the Company’s managerial and operational control of Ashford Prime and its assets. On February 16, 2017, the Ashford Entities entered into a Settlement Agreement with the Sessa Entities requiring the dismissal with prejudice of the Company’s suit against Sessa, related entities, and John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Company also entered into releases with Sessa.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. Defendants’ response to the complaint is due March 24, 2017. The outcome of this matter cannot be predicted with any certainty.

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
Our common stock has been listed and traded on the NYSE MKT under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 14, 2017, there were approximately 149 holders of record.
The following table sets forth the high and low intraday sales prices of our common stock for the indicated periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$54.96	$64.23	$52.00	$48.27
Low	36.60	39.35	43.53	38.11
Close	45.59	50.00	47.65	43.14

2015
High	$157.58	$116.42	$88.83	$70.05
Low	93.00	83.87	50.00	52.06
Close	118.76	87.27	63.45	53.25
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
No dividends have been declared or paid as of and for the year ended December 31, 2016.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	34,049	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	34,049
____________________
(1) As of December 31, 2016, 34,049 shares of our common stock, or securities convertible into 34,049 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. The 2014 Incentive Plan contains a provision in which there is an automatic increase of authorized shares on January 1 of each year equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan, less shares available under the 2014 Incentive Plan as of December 31 of the previous year. After application of this provision, as of January 1, 2017, we have 430,482 shares of our common stock, or securities convertible into 430,482 shares of our common stock available for issuance under our 2014 Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from November 13, 2014, the date our stock began trading on the NYSE MKT, through December 31, 2016, assuming an initial investment of $100 in stock on November 13, 2014, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 and the Dow Jones Asset Manager Index
Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—	$—	—	$—
November 1 to November 30	—	—	—	—
December 1 to December 31	10	—	—	—
Total	10		—
____________________
(1) Includes restricted shares of our common stock, with no associated cost, that were forfeited upon termination of employment.

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
The selected historical financial information as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, has been derived from the audited financial statements included in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial information as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2013 and 2012, has been derived from audited financial statements not included in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012

Statement of Operations Data:
Total revenue	$67,607	$58,981	$17,288	$960	$—
Total expenses	$70,064	$60,332	$63,586	$48,672	$38,182
Net income (loss)	$(12,403)	$(12,044)	$(47,081)	$(47,719)	$(38,182)
Net income (loss) attributable to the Company	$(2,396)	$(1,190)	$(46,410)	$(47,719)	$(38,182)
Diluted income (loss) per common share	$(2.56)	$(4.45)	$(23.43)	$(24.09)	$(19.27)
Weighted average diluted common shares	2,209	2,203	1,981	1,981	1,981
Balance Sheet Data:
Cash and cash equivalents	$84,091	$50,272	$29,597	$600	$—
Total assets	$129,797	$166,991	$49,230	$2,322	$640
Total liabilities	$38,168	$30,115	$33,912	$8,081	$7,055
Total equity (deficit)	$90,149	$136,636	$14,894	$(5,759)	$(6,415)
Total liabilities and equity/deficit	$129,797	$166,991	$49,230	$2,322	$640
Other Data:
Cash flows provided by (used in):
Operating activities	$80,790	$22,454	$(25,074)	$(22,445)	$(19,728)
Investing activities	$(4,865)	$(7,637)	$(3,471)	$(366)	$(167)
Financing activities	$(42,106)	$5,858	$57,542	$23,411	$19,895

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
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. Effective as of October 31, 2016, Ashford Inc. changed its state of incorporation from Delaware to Maryland. As of March 14, 2017, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company.
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
Recent Developments
On September 17, 2015, we entered into the Remington Acquisition Agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, our stockholders approved the acquisition. On September 22, 2016, we amended the first amendment, dated May 24, 2016, and extended the date with respect to which Ashford Inc. and Remington Lodging have the right to terminate the agreement if the acquisition is not consummated by to April 7, 2017. For further discussion see note 13 to our financial statements.
On March 8, 2016, our $3.0 million note receivable from OpenKey, a consolidated entity in which the noncontrolling interest holder held a 100% interest, was converted into equity in OpenKey pursuant to a financing arrangement between the Company and OpenKey, upon the investment of $2.0 million in the entity by Ashford Trust. On October 4, 2016, Ashford Inc. and Ashford Trust invested an additional $678,000 and $322,000, respectively, for an additional ownership interest in OpenKey. On March 3, 2017, Ashford Inc. and Ashford Trust invested an additional $1.3 million and $650,000, respectively, for an additional ownership interest in OpenKey. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guestrooms. See notes 1, 2, 9, 10, 11 and 13.
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
On November 2, 2016, Ashford LLC, the operating company of Ashford Inc., and Richard J. Stockton entered into an employment agreement pursuant to which, effective November 14, 2016, Mr. Stockton will be employed by Ashford LLC to serve as Chief Executive Officer of Ashford Prime, pursuant to the Third Amended and Restated Advisory Agreement, dated June 10, 2015, as amended from time to time, between Ashford Inc., Ashford LLC, Ashford Prime and their respective affiliates, which provides that Ashford LLC is responsible for managing Ashford Prime’s affairs.
On January 19, 2017, AIM entered into an Investment Management Agreement (the “Agreement”) with AHT SMA, LP, a Delaware limited partnership (“Client”) and a wholly-owned subsidiary of Ashford Trust to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, Client retained and appointed AIM as the investment manager of Client. The Agreement will govern the relationship between Client and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of Client. AIM will not be compensated by Client for its services under the Agreement. Client bears all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime that amends and restates our current advisory agreement with Ashford Prime. The Amended and Restated Ashford Prime Advisory Agreement will not become effective unless and until it is approved by Ashford Prime’s stockholders. For more information, please see “Business—Our Advisory Agreements Agreements—Fourth Amended and Restated Advisory Agreement” herein.
On February 16, 2017, Ashford Prime, Ashford Trust and the Company entered into a settlement agreement with Sessa Capital (Master), L.P., Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC and John Petry regarding the composition of Ashford Prime’s board of directors, dismissal of pending litigation involving the parties and certain other matters. For more information, please see “Legal Proceedings” herein.
On February 20, 2017, Ashford LLC, the operating company of Ashford Inc., and Douglas A. Kessler entered into an employment agreement pursuant to which, effective February 21, 2017, Mr. Kessler will be employed by Ashford LLC to serve as Chief Executive Officer of Ashford Trust, pursuant to the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended from time to time, between Ashford Inc., Ashford LLC, Ashford Trust and their respective affiliates, which provides that Ashford LLC is responsible for managing Ashford Trust’s affairs.
On February 21, 2017, the Company announced that it supports the non-binding proposal of Ashford Trust to acquire FelCor Lodging Trust ("FelCor"). The board of directors of Ashford Inc. has authorized Ashford Inc. to participate in the transaction on the terms outlined in Ashford Trust's letter to FelCor, subject to completion of a due diligence review and negotiation and execution of definitive transaction agreements. The terms outlined include:

•
100,000 warrants issued to existing FelCor shareholders to purchase shares of Ashford Inc. common stock with a strike price of $100 per share and an expiration that is five years from the transaction closing date;

•
A one year guarantee by Ashford Inc. of up to $18 million for sustainable operational and G&A synergies, commencing six months following the completion of the transaction which, if needed, would come in the form of reduced advisory fees paid to Ashford Inc.;

•	The opportunity for one FelCor director to join the board of Ashford Inc.; and

•
An agreement to negotiate and amend the advisory agreement with Ashford Trust within one year of the transaction closing date to reflect similar recent amendments made between Ashford Prime and the Company, where applicable. Any such amendments to the advisory agreement will be subject to approval by independent committees of both Ashford Trust and Ashford Inc. boards of directors.

Ashford believes its participation in the proposed combination is in the best interests of the Company and its shareholders and that the proposed transaction has compelling strategic, operational, and financial merit for the shareholders of FelCor and Ashford Trust as well as Ashford Inc.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund will also be liquidated in accordance with the laws of the Cayman Islands.
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, will be distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners will cease to be a limited partner of the AQUA U.S. Fund. The balance will be paid to limited partners (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the AQUA Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which we expect to be on or before June 30, 2017.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table summarizes the changes in key line items from our statements of operations and comprehensive income (loss) for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
REVENUE
Advisory services	$67,228	$58,546	$8,682	14.8%
Other	379	435	(56)	(12.9)%
Total revenue	67,607	58,981	8,626	14.6%
EXPENSES
Salaries and benefits	52,436	41,442	10,994	26.5%
Depreciation	1,174	799	375	46.9%
General and administrative	16,454	18,091	(1,637)	(9.0)%
Total expenses	70,064	60,332	9,732	16.1%
OPERATING INCOME (LOSS)	(2,457)	(1,351)	1,106	81.9%
Realized gain (loss) on investment in unconsolidated entity	(3,601)	—	3,601
Unrealized gain (loss) on investment in unconsolidated entity	2,141	(2,141)	4,282	200.0%
Interest income (expense)	73	352	(279)	(79.3)%
Dividend income	170	917	(747)	(81.5)%
Unrealized gain (loss) on investments	2,326	(2,490)	4,816	193.4%
Realized gain (loss) on investments	(10,113)	(5,110)	5,003	97.9%
Other income (expenses)	(162)	(155)	7	4.5%
INCOME (LOSS) BEFORE INCOME TAXES	(11,623)	(9,978)	1,645	16.5%
Income tax (expense) benefit	(780)	(2,066)	(1,286)	(62.2)%
NET INCOME (LOSS)	(12,403)	(12,044)	359	3.0%
(Income) loss from consolidated entities attributable to noncontrolling interests	8,860	10,852	(1,992)	(18.4)%
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	4	2	2	100.0%
Net (income) loss attributable to redeemable noncontrolling interests in subsidiary common stock	1,143	—	1,143
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,396)	$(1,190)	$1,206	101.3%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $1.2 million, or 101.3%, to $2.4 million for the year ended December 31, 2016 (“2016”) compared to the year ended December 31, 2015 (“2015”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $8.6 million, or 14.6%, to $67.6 million for 2016 compared to 2015. The changes in total revenue consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	$ Change
Advisory services revenue:
Base advisory fee (1)	$43,043	$42,481	$562
Incentive advisory fee (2)	3,083	1,274	1,809
Reimbursable expenses (3)	8,859	8,480	379
Non-cash stock/unit-based compensation (4)	12,243	6,311	5,932
Total advisory services revenue	67,228	58,546	8,682
Other revenue:
Non-advisory expense reimbursements	—	195	(195)
Investment advisory revenue	—	141	(141)
Lease revenue (5)	335	99	236
Other services	44	—	44
Total other revenue	379	435	(56)
Total revenue	$67,607	$58,981	$8,626
________

(1)	The increase in base advisory fee is due to higher revenue of $867,000 from Ashford Trust and lower revenue of $305,000 from Ashford Prime. See note 13 to our financial statements.

(2)
Incentive fee includes the second year installment of the 2015 incentive fee in the amount of $1.3 million for the year ended December 31, 2016, earned in connection with our advisory agreement with Ashford Prime and the first year installment of the 2016 incentive fee in the amount of $1.8 million for the year ended December 31, 2016, earned in connection with our advisory agreement with Ashford Trust. No incentive fee was earned in 2016 from Ashford Prime. No incentive fee was earned in 2015 from Ashford Trust. See note 13 to our financial statements.

(3)
The increase in reimbursable expenses revenue is due to lower revenue of $563,000 from Ashford Trust and higher revenue of $942,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. See note 13 to our financial statements.

(4)
The increase in equity-based compensation revenue is due to higher revenue of $5.7 million from Ashford Trust and higher revenue of $223,000 from Ashford Prime. Equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” See note 13.

(5)
In connection with our key money transactions, we lease furniture, fixtures and equipment at no cost to Ashford Prime. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. See note 13 to our financial statements.

Salaries and Benefits Expense. Salaries and benefits expense increased $11.0 million, or 26.5%, to $52.4 million for 2016 compared to 2015. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	$ Change
Cash salaries and benefits:
Salary expense	$18,812	$17,607	$1,205
Bonus expense	8,051	7,396	655
Benefits related expenses	4,134	3,377	757
Total cash salaries and benefits (1)	30,997	28,380	2,617
Non-cash equity-based compensation:
Pre spin-off Ashford Trust equity grants (2)	5,439	11,503	(6,064)
Stock option grants (3)	5,884	3,856	2,028
Ashford Trust & Ashford Prime equity grants (4)	12,243	6,311	5,932
Total non-cash equity-based compensation	23,566	21,670	1,896
Non-cash gain (loss) in deferred compensation plan (5)	(2,127)	(8,608)	6,481
Total salaries and benefits	$52,436	$41,442	$10,994
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. The expense decreases each year as the Ashford Trust equity grants become fully vested. See note 11 to our financial statements.

(3)	The increase in expense is due to stock options granted in 2016 with a three year vesting period. See note 11 to our financial statements.

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, for which we record offsetting revenue in an equal amount. The increase is primarily attributable to additional equity grants. See notes 2 and 11 to our financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. See note 12 to our financial statements.

Depreciation Expense. Depreciation expense increased $375,000, or 46.9%, to $1.2 million for 2016 compared to 2015, as a result of furniture, fixtures and equipment additions.
General and Administrative Expense. General and administrative expenses decreased $1.6 million, or 9.0%, to $16.5 million for 2016 compared to 2015. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	$ Change
Professional fees (1)	$6,558	$9,307	$(2,749)
Office expense	3,485	3,792	(307)
Public company costs	1,055	967	88
Director costs	1,006	1,079	(73)
Travel and other expense	3,349	2,766	583
Non-capitalizable costs - software implementation	1,001	180	821
Total general and administrative	$16,454	$18,091	$(1,637)
________

(1)
Professional fees decreased due to a decrease in professional and legal fees related to the Remington Acquisition Agreement entered into on September 17, 2015. For further discussion see note 13 to our financial statements.

Realized Gain (Loss) on Investment in Unconsolidated Entity. We recorded a realized loss in an unconsolidated investment fund of $3.6 million in 2016 for which AIM is the investment adviser. We had no realized gain or loss on an investment in an unconsolidated entity in 2015.

Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We recorded an unrealized gain in an unconsolidated investment fund of $2.1 million in 2016 for which AIM is the investment adviser. We had an unrealized loss on an investment in an unconsolidated entity of $2.1 million in 2015.
Interest Income (Expense). Interest income was $73,000 and $352,000 for 2016 and 2015, respectively, related to investments in the AQUA U.S. Fund.
Dividend Income. Dividend income was $170,000 and $917,000 for 2016 and 2015, respectively, related to investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $2.3 million for 2016 and unrealized loss on investments was $2.5 million for 2015, primarily related to investment in the AQUA U.S. Fund. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $10.1 million for 2016 and $5.1 million in 2015. The realized loss on investments is related to investments in the AQUA U.S. Fund and options on futures contracts.
Other Income (Expenses). Other expenses were $162,000 and $155,000 in 2016 and 2015, respectively.
Income Tax Expense (Benefit). Income tax expense decreased $1.3 million, from $2.1 million in 2015, or 62.2%, to $780,000 in 2016. The decrease in income tax expense is primarily due to a decrease in income subject to tax at the federal and state level.
Our effective tax rates on income (loss) before income taxes for the year ended December 31, 2016 and December 31, 2015, were (6.7%) and (20.7%), respectively. The decrease in the negative rate in 2016 as compared to 2015 was due to decreases in permanent differences and changes in the valuation allowance on our deferred tax assets. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
Income (Loss) from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $8.9 million in 2016 and $10.9 million in 2015. At December 31, 2016, noncontrolling interests in consolidated entities represented ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 13.63% in OpenKey with a combined total carrying value of $52.8 million. At December 31, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $104.5 million.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net losses of $4,000 in 2016 and $2,000 in 2015. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at both December 31, 2016 and 2015.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated net loss of $1.1 million in 2016. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 46.31% in OpenKey at December 31, 2016. No income or loss was allocated during 2015 as there were no redeemable noncontrolling interests in subsidiary common stock.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes the changes in key line items from our statements of operations and comprehensive income (loss) for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
REVENUE
Advisory services	$58,546	$17,144	$41,402	241.5%
Other	435	144	291	202.1%
Total revenue	58,981	17,288	41,693	241.2%
EXPENSES
Salaries and benefits	41,442	57,627	(16,185)	(28.1)%
Depreciation	799	359	440	122.6%
General and administrative	18,091	5,600	12,491	223.1%
Total expenses	60,332	63,586	(3,254)	(5.1)%
OPERATING INCOME (LOSS)	(1,351)	(46,298)	(44,947)	(97.1)%
Unrealized gain (loss) on investment in unconsolidated entity	(2,141)	—	2,141
Interest income (expense)	352	—	352
Dividend income	917	—	917
Unrealized gain (loss) on investments	(2,490)	—	2,490
Realized gain (loss) on investments	(5,110)	—	5,110
Other income (expenses)	(155)	—	155
INCOME (LOSS) BEFORE INCOME TAXES	(9,978)	(46,298)	(36,320)	(78.4)%
Income tax (expense) benefit	(2,066)	(783)	1,283	163.9%
NET INCOME (LOSS)	(12,044)	(47,081)	(35,037)	(74.4)%
(Income) loss from consolidated entities attributable to noncontrolling interests	10,852	647	10,205	1,577.3%
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	2	24	(22)	(91.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,190)	$(46,410)	$(45,220)	(97.4)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $45.2 million, or 97.4%, to $1.2 million for 2015 compared to the year ended December 31, 2014 (“2014”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $41.7 million, or 241.2% to $59.0 million in 2015. The changes in total revenue consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	$ Change
Advisory services revenue:
Base advisory fee (1)	$42,481	$12,738	$29,743
Incentive fee (2)	1,274	—	1,274
Reimbursable expenses (3)	8,480	2,301	6,179
Equity-based compensation (4)	6,311	2,105	4,206
Total advisory services revenue	58,546	17,144	41,402
Other revenue:
Non-advisory expense reimbursements	195	144	51
Investment advisory revenue	141	—	141
Lease revenue (5)	99	—	99
Total other revenue	435	144	291
Total revenue	$58,981	$17,288	$41,693
________

(1)
The increase in base advisory is due to higher revenue of $29.8 million from Ashford Trust and lower revenue of $91,000 from Ashford Prime. The increase related to Ashford Trust is due to earning revenue for the entire 2015 period as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The period prior to our spin-off only included advisory services revenue from our advisory agreement with Ashford Prime. See note 13 to our financial statements.

(2)
Incentive fee included the first year installment of the 2015 incentive fee in the amount of $1.3 million for the year ended December 31, 2015, as earned in connection with our advisory agreement with Ashford Prime. No incentive fee was earned in 2015 from Ashford Trust. No incentive fee was earned in 2014 in connection with our advisory agreements with Ashford Prime or Ashford Trust. See note 13 to our financial statements.

(3)
The increase in reimbursable expenses is due to higher revenue of $6.1 million from Ashford Trust and higher revenue of $111,000 from Ashford Prime. The increase related to Ashford Trust is due to earning revenue for the entire 2015 period as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The period prior to our spin-off only included advisory services revenue from our advisory agreement with Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. See note 13 to our financial statements.

(4)
The increase in equity-based compensation revenue is due to higher revenue of $2.7 million from Ashford Trust and higher revenue of $1.5 million from Ashford Prime. The increase related to Ashford Trust is due to earning revenue for the entire 2015 period as a result of entering into an advisory agreement with Ashford Trust in November 2014 upon our spin-off. The period prior to our spin-off only included advisory services revenue from our advisory agreement with Ashford Prime. Equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” See note 13 to our financial statements.

(5)
In connection with our key money transaction with Ashford Prime, we lease furniture, fixtures and equipment to Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. See note 13 to our financial statements.

Salaries and Benefits Expense. Salaries and benefits expense decreased $16.2 million, or 28.1%, to $41.4 million in 2015 compared to 2014. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	$ Change
Cash salaries and benefits:
Salary expense	$17,607	$15,790	$1,817
Bonus expense	7,396	6,988	408
Benefits related expenses	3,377	2,998	379
Total cash salaries and benefits (1)	28,380	25,776	2,604
Non-cash equity-based compensation:
Pre spin-off Ashford Trust equity grants (2)	11,503	21,039	(9,536)
Stock option grants (3)	3,856	212	3,644
Ashford Trust & Ashford Prime equity grants (4)	6,311	2,105	4,206
Total non-cash equity-based compensation	21,670	23,356	(1,686)
Non-cash gain (loss) in deferred compensation plan (5)	(8,608)	8,495	(17,103)
Total salaries and benefits	$41,442	$57,627	$(16,185)
_______

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. The expense decreases each year as the Ashford Trust equity grants become fully vested. See note 11 to our financial statements.

(3)
The increase in expense is due to stock options granted in 2015, in addition to a full year of expense related to the 2014 option grants. The stock options have a three year vesting period. See note 11 to our financial statements.

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, for which we record offsetting revenue in an equal amount. The increase is primarily attributable to additional equity grants. See notes 2 and 11 to our financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. See note 12 to our financial statements.

Depreciation Expense. Depreciation expense increased $440,000, or 122.6%, to $799,000 in 2015, as a result of furniture, fixtures and equipment additions.
General and Administrative Expense. General and administrative expenses increased $12.5 million, or 223.1%, to $18.1 million in 2015 compared to 2014. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	$ Change
Professional fees (1)	$9,307	$1,815	$7,492
Office expense	3,792	1,595	2,197
Public company costs	967	80	887
Director costs	1,079	514	565
Travel and other expense	2,766	1,596	1,170
Non-capitalizable costs - software implementation	180	—	180
Total general and administrative	$18,091	$5,600	$12,491
_______

(1)
Professional fees in 2015 included $4.6 million of professional and legal fees related to the Remington Acquisition Agreement entered into on September 17, 2015. For further discussion, see note 13 to our financial statements.

Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We recorded an unrealized loss in an unconsolidated investment fund of $2.1 million in 2015 for which AIM is the investment adviser. We did not have an unrealized loss on an investment in an unconsolidated entity in 2014.
Interest Income (Expense). Interest income was $352,000 for 2015 related to investments in the AQUA Fund. There was no interest income in 2014 as the AQUA Fund began operations in 2015.

Dividend Income. Dividend income was $917,000 for 2015 related to investments in the AQUA Fund. There was no dividend income in 2014 as the AQUA Fund began operations in 2015.
Unrealized Gain (Loss) on Investments. Unrealized loss on investments was $2.5 million for 2015 related to investments and is based on changes in closing market prices during the period. There was no unrealized gain/loss on investments in 2014 as the Company did not begin operations of the AQUA Fund or hold investments in securities until 2015.
Realized Gain (Loss) on Investments. Realized loss on investments was $5.1 million for 2015 related to investments in the AQUA Fund. There was no realized gain/loss on investments in 2014 as the AQUA Fund began operations in 2015.
Other Income (Expenses). Other expenses were $155,000 for 2015 and primarily relate to the AQUA Fund. There were no other expenses in 2014.
Income Tax Expense. Income tax expense increased $1.3 million, from $783,000 in 2014 to $2.1 million, in 2015. The increase in tax expense is due to the provision for federal and state income taxes for the entire year of 2015. During the period from January 1, 2014 through November 12, 2014 the Company’s taxable income was “carved out” of Ashford Trust OP, a partnership, and its wholly-owned disregarded limited liability company, which were not subject to U.S. federal income taxes. Rather, the partnership’s revenues and expenses passed through to and were taxed to the owners. Therefore, the Company did not provide for federal income taxes during that period and only began providing for U.S. federal income taxes on November 13, 2014. The income tax expense in the 2014 period, prior to November 13, 2014, was related to Texas margin tax.
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
Income (Loss) from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $10.9 million in 2015 compared to a loss of $647,000 in 2014. At December 31, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in two entities with a total carrying value of $104.5 million. At December 31, 2014, noncontrolling interests in consolidated entities represented ownership interests of 40% in one entity and 100% in one entity with a total carrying value of $(87,000).
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Noncontrolling interests in Ashford LLC were allocated net losses of $2,000 in 2015 and $24,000 in 2014. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford LLC at both December 31, 2015 and 2014.

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
Sources and Uses of Cash
As of December 31, 2016 and December 31, 2015, we had $84.1 million and $50.3 million of cash and cash equivalents, respectively, which included cash and cash equivalents of $55.1 million and $26.9 million, respectively, associated with the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $80.8 million and $22.5 million for the years ended December 31, 2016 and 2015, respectively. The increase in cash flows provided by operating activities was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2016, investing activities used net cash flows of $4.9 million, which is attributable to purchases of computer software, furniture, fixtures and equipment of $6.2 million partially offset by a $1.4 million inflow from a distribution from an investment in an unconsolidated investment entity. For the year ended December 31, 2015, investing activities used net cash flows of $7.6 million primarily attributable to investments in unconsolidated entities of $5.5 million and purchases of computer software, furniture, fixtures and equipment of $2.1 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2016, the $42.1 million cash used in financing activities included $44.1 million of distributions to noncontrolling interests in consolidated entities related primarily to the AQUA U.S. Fund, utilization of excess tax benefit associated with stock-based compensation of $284,000, an increase in advances to employees of $41,000 associated with tax withholdings for restricted stock vestings, $20,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings and $18,000 for cash redemptions of units, partially offset by $2.4 million of contributions from noncontrolling interests in a consolidated entity. For the year ended December 31, 2015, net cash flows provided by financing activities was $5.9 million, which consisted of $4.8 million of contributions from noncontrolling interests in consolidated entities, an excess tax benefit associated with stock-based compensation of $1.1 million and net repayments of advances to employees of $69,000 associated with tax withholdings for restricted stock vestings partially offset by $77,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings and $10,000 of forfeitures of restricted shares.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see notes 1 and 2 to our financial statements.

Contractual Obligations and Commitments
The table below summarizes future obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations:
Deferred compensation plan (1)	$144	$1,976	$3,583	$3,375	$9,078
AIM Incentive Plan (2)	—	287	—	—	287
Remington Lodging acquisition cancellation fee (3)	6,700	—	—	—	6,700
Total contractual obligations	$6,844	$2,263	$3,583	$3,375	$16,065
__________

(1)
Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s) (see note 12 to our financial statements).

(2)
Distributions under the AIM incentive plan will be made in cash based on measurement as of March 31, 2018 and March 31, 2019. The AIM incentive plan obligation is carried at amortized fair value (see note 12 to our financial statements).

(3)
The Remington Acquisition Agreement contains termination rights for both the Company and Remington Lodging, including the right of either party to terminate the Remington Acquisition Agreement if the Transactions are not consummated before April 7, 2017. If the Remington Acquisition Agreement is terminated by the Company as provided in the Remington Acquisition Agreement, the Company is required to pay the Remington Sellers a termination fee of $6.7 million plus the costs and expenses incurred by them (see note 13 to our financial statements).

As of December 31, 2016 and 2015, we had no long-term debt obligations, capital lease obligations. operating lease obligations or purchase obligations.
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
Revenue Recognition. Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base management fees and incentive fees. The quarterly base fee is based on a declining sliding scale percentage of each Ashford Trust’s and Ashford Prime’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%), subject to a minimum quarterly base fee, as payment for managing each company’s day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of each company’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The quarterly base fee ranges from 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Prime and Ashford Trust, as defined in the amended advisory agreements, subject to certain minimums. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to each Ashford Trust and Ashford Prime based on a pro rata allocation as determined by the ratio of each company’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met.
Income Taxes. We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At December 31, 2016, we recorded a valuation allowance of $6.1 million to partially reserve our deferred tax assets. At December

31, 2015, we recorded a valuation allowance of $6.2 million to partially reserve our deferred tax assets. We have provided these allowances primarily because of operating losses incurred for the period after the spin-off from November 12, 2014, through December 31, 2014, 2015 and 2016. The losses represent significant negative evidence regarding the realizability of certain of our deferred tax assets.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We have adopted this standard effective for the year ended December 31, 2016, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
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
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. ASU 2014-09 also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the available adoption methods and assessing the potential impact that the standard will have on our revenue recognition, financial statements and disclosures. Our assessment includes a detailed review of our contracts with customers and understanding when revenue would be recognized under those agreements. The impact of the standard on our financial statements is not currently determinable. We expect to adopt the new revenue recognition guidance effective January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases where we are the lessor remains largely unchanged. While we are currently initial stages of assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial statements upon adoption will be the recognition, on a discounted basis, of any future minimum rentals due under noncancelable leases on our balance sheets resulting in the recording of right of use assets and lease obligations.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. We are evaluating the impact that ASU 2016-07 will have on our financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as part of the FASB simplification initiative. The new standard requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU increases the tax withholding requirements threshold to qualify for equity classification. The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election to be applied on an entity-wide basis to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are evaluating the impact that ASU 2016-09 will have on our financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-15 will have on our financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-18 will have on our financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2017-01 will have on our financial statements and related disclosures.
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
14185 Dallas Parkway
Suite 1100
Dallas Texas 75254

We have audited the accompanying consolidated balance sheets of Ashford Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Inc. and subsidiaries

We have audited the accompanying statements of operations and comprehensive income (loss), equity (deficit), and cash flows of Ashford Inc. and subsidiaries (the Company) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Ashford Inc. and subsidiaries’ operations and cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 24, 2015

ASHFORD INC. AND SUBSIDIARIES
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$84,091	$50,272
Restricted cash	9,752	5,684
Investments in securities	91	81,072
Prepaid expenses and other	1,305	1,909
Receivables	16	250
Due from Ashford Trust OP, net	12,179	5,856
Due from Ashford Prime OP	3,817	3,821
Total current assets	111,251	148,864
Investments in unconsolidated entities	500	3,335
Furniture, fixtures and equipment, net	12,044	6,550
Deferred tax assets	6,002	4,242
Other assets	—	4,000
Total assets	$129,797	$166,991
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$11,314	$10,447
Due to affiliates	933	782
Due to Ashford Prime OP from AQUA U.S. Fund	2,289	—
Liabilities associated with investments in securities	—	983
Deferred compensation plan	144	—
Other liabilities	9,752	5,684
Total current liabilities	24,432	17,896
Accrued expenses	287	385
Deferred income	4,515	629
Deferred compensation plan	8,934	11,205
Total liabilities	38,168	30,115
Commitments and contingencies (note 7)
Redeemable noncontrolling interests in Ashford LLC	179	240
Redeemable noncontrolling interests in subsidiary common stock	1,301	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,015,589 and 2,010,808 shares issued and 2,015,589 and 2,010,569 shares outstanding at December 31, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	237,796	234,716
Accumulated deficit	(200,439)	(202,546)
Treasury stock, at cost, 0 shares and 239 shares at December 31, 2016 and December 31, 2015, respectively	—	(25)
Total stockholders’ equity of the Company	37,377	32,165
Noncontrolling interests in consolidated entities	52,772	104,471
Total equity	90,149	136,636
Total liabilities and equity	$129,797	$166,991
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Advisory services	$67,228	$58,546	$17,144
Other	379	435	144
Total revenue	67,607	58,981	17,288
EXPENSES
Salaries and benefits	52,436	41,442	57,627
Depreciation	1,174	799	359
General and administrative	16,454	18,091	5,600
Total expenses	70,064	60,332	63,586
OPERATING INCOME (LOSS)	(2,457)	(1,351)	(46,298)
Realized gain (loss) on investment in unconsolidated entity	(3,601)	—	—
Unrealized gain (loss) on investment in unconsolidated entity	2,141	(2,141)	—
Interest income (expense)	73	352	—
Dividend income	170	917	—
Unrealized gain (loss) on investments	2,326	(2,490)	—
Realized gain (loss) on investments	(10,113)	(5,110)	—
Other income (expenses)	(162)	(155)	—
INCOME (LOSS) BEFORE INCOME TAXES	(11,623)	(9,978)	(46,298)
Income tax (expense) benefit	(780)	(2,066)	(783)
NET INCOME (LOSS)	(12,403)	(12,044)	(47,081)
(Income) loss from consolidated entities attributable to noncontrolling interests	8,860	10,852	647
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	4	2	24
Net (income) loss attributable to redeemable noncontrolling interests in subsidiary common stock	1,143	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,396)	$(1,190)	$(46,410)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,396)	$(1,190)	$(46,410)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.19)	$(0.60)	$(23.43)
Weighted average common shares outstanding - basic	2,012	1,991	1,981
Diluted:
Net income (loss) attributable to common stockholders	$(2.56)	$(4.45)	$(23.43)
Weighted average common shares outstanding - diluted	2,209	2,203	1,981

See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2014	—	$—	$162,360	$(168,119)	—	$—	$—	$(5,759)	$—	$—
Equity-based compensation	—	—	462	2,423	—	—	—	2,885	—	—
Issuance of common stock	1,987	20	(20)	—	—	—	—	—	—	—
Dividends associated with deferred compensation plan	—	—	—	(567)	—	—	—	(567)	—	—
Reclass redeemable noncontrolling interests in Ashford LLC	—	—	(79)	—	—	—	—	(79)	79	—
Reclass deferred compensation plan to liability	—	—	(11,460)	—	—	—	—	(11,460)	—	—
Employee advances	—	—	(211)	—	—	—	—	(211)	—	—
Sale of consolidated noncontrolling interest	—	—	640	—	—	—	560	1,200	—	—
Capital contributions	—	—	76,311	—	—	—	—	76,311	—	—
Redemption value adjustment	—	—	—	(369)	—	—	—	(369)	369	—
Net loss	—	—	—	(46,410)	—	—	(647)	(47,057)	(24)	—
Balance at December 31, 2014	1,987	$20	$228,003	$(213,042)	—	$—	$(87)	$14,894	$424	$—
Purchase of treasury stock	—	—	—	—	(1)	(77)	—	(77)	—	—
Forfeitures of restricted shares	—	—	—	—	—	(10)	—	(10)	—	—
Equity-based compensation	3	—	4,105	11,504	—	—	—	15,609	—	—
Issuance of common stock	20	—	1,363	—	—	—	—	1,363	—	—
Excess tax benefit (deficiency) on equity-based compensation	—	—	1,096	—	—	—	—	1,096	—	—
Deferred compensation plan distribution	1	—	80	—	1	62	—	142	—	—
Employee advances	—	—	69	—			—	69	—	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	115,410	115,410	—	—
Redemption value adjustment	—	—	—	182	—	—	—	182	(182)	—
Net loss	—	—	—	(1,190)	—	—	(10,852)	(12,042)	(2)	—
Balance at December 31, 2015	2,011	$20	$234,716	$(202,546)	—	$(25)	$104,471	$136,636	$240	$—
Purchase of treasury stock	—	—	—	—	(1)	(20)	—	(20)	—	—
Retirement of treasury stock	—	—	(45)	—	1	45	—	—	—	—
Equity-based compensation	5	—	6,073	5,439	—	—	61	11,573	—	—
Excess tax benefit (deficiency) on equity-based compensation	—	—	(284)	—	—	—	—	(284)	—	—
Employee advances	—	—	(41)	—	—	—	—	(41)	—	—

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount			Shares	Amount
Contributions from noncontrolling interests	—	—	—	—	—	—	2,373	2,373	—	—
Reallocation of carrying value	—	—	(2,623)	—	—	—	1,154	(1,469)	—	1,469
Redemption of offshore fund	—	—	—	—	—	—	(179)	(179)	—	—
Redemption of noncontrolling interest holder in AQUA U.S. fund	—	—	—	—	—	—	(46,248)	(46,248)	—	—
Redemption of units	—	—	—	—	—	—	—	—	(18)	—
Redemption value adjustment	—	—	—	(936)	—	—	—	(936)	(39)	975
Net income (loss)	—	—	—	(2,396)	—	—	(8,860)	(11,256)	(4)	(1,143)
Balance at December 31, 2016	2,016	$20	$237,796	$(200,439)	—	$—	$52,772	$90,149	$179	$1,301
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(12,403)	$(12,044)	$(47,081)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	1,174	799	359
Straight-line rent amortization	—	—	(21)
Change in fair value of deferred compensation plan	(2,127)	(8,608)	8,495
Realized and unrealized (gain) loss on investment in unconsolidated entities, net	1,460	2,141	—
Equity-based compensation	11,573	15,609	21,505
Excess tax (benefit) deficiency on equity-based compensation	284	(1,096)	—
Deferred tax expense (benefit)	(2,075)	(4,242)	—
Realized and unrealized (gain) loss on investments, net	7,787	(7,600)	—
Purchases of investments in securities	(153,259)	(174,812)	—
Sales of investments in securities	225,470	212,953	—
Distributions from investment in unconsolidated entity	—	24	—
Changes in operating assets and liabilities:
Restricted cash	(4,068)	(2,347)	(3,337)
Prepaid expenses and other	604	(1,196)	(497)
Receivables	234	(250)	—
Due from Ashford Trust OP, net	(6,323)	(1,007)	(8,849)
Due from Ashford Prime OP, net	4	(1,275)	(1,586)
Accounts payable and accrued expenses	4,791	2,725	1,934
Due to affiliates	(290)	(296)	667
Other liabilities	4,068	2,347	3,337
Deferred income	3,886	629	—
Net cash provided by (used in) operating activities	80,790	22,454	(25,074)
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(6,240)	(2,137)	(3,471)
Investments in unconsolidated entities	—	(5,500)	—
Redemption of investment in unconsolidated entity	1,375	—	—
Net cash provided by (used in) investing activities	(4,865)	(7,637)	(3,471)
Cash Flows from Financing Activities
Proceeds from sale of consolidated noncontrolling interest	—	—	1,200
Excess tax benefit (deficiency) on equity-based compensation	(284)	1,096	—
Purchase of treasury stock	(20)	(77)	—
Forfeitures of restricted shares	—	(10)	—
Employee advances	(41)	69	(211)
Redemption of units	(18)	—	—
Contributions from owner	—	—	56,553
Contributions from noncontrolling interest in consolidated entities	2,373	4,780	—
Distributions to noncontrolling interests in consolidated entities	(44,116)	—	—
Net cash provided by (used in) financing activities	(42,106)	5,858	57,542
Net change in cash and cash equivalents	33,819	20,675	28,997
Cash and cash equivalents at beginning of period	50,272	29,597	600
Cash and cash equivalents at end of period	$84,091	$50,272	$29,597

	Year Ended December 31,
	2016	2015	2014
Supplemental Cash Flow Information
Interest paid	$134	$42	$—
Income taxes paid	2,333	5,966	215
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Contributions of securities from noncontrolling interests in consolidated entities	$—	$110,630	$—
Contributions associated with non-cash compensation	—	—	18,620
Dividends associated with deferred compensation plan	—	—	567
Contributions associated with deferred compensation plan	—	—	747
Distribution from deferred compensation plan	—	142	—
Capital expenditures accrued but not paid	620	192	530
Capital additions associated with common stock issuance	—	1,363	—
Accrued but unpaid redemption of AQUA U.S. Fund	2,311	—	—
See Notes to Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014, subsequently reincorporated in Maryland, that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange.
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
As of December 31, 2016, AIM served as investment adviser to AIM Real Estate Hedged Equity Master Fund, L.P. (the “Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund had two limited partners: AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “U.S. Fund”), a U.S. investment limited partnership, and AIM Real Estate Hedged Equity (Cayman) Fund, Ltd. (the “Offshore Fund”), a Cayman Islands exempted investment company (collectively, the “Feeder Funds”). The Feeder Funds invest substantially all of their assets in the Master Fund. The Master Fund is managed by AIM GP and AIM. On February 23, 2016 the board of directors of the Offshore Fund, in consultation with AIM, resolved to wind down the Offshore Fund due to the administrative cost of running the Offshore Fund relative to invested capital. All investments in the Offshore Fund were redeemed on February 29, 2016. The Master Fund and the U.S. Fund continued to operate, but under new names – “Ashford Quantitative Alternatives Master Fund, LP” (the “AQUA Master Fund”) and “Ashford Quantitative Alternatives (U.S.), LP” (the “AQUA U.S. Fund”), respectively, effective March 1, 2016. The AQUA Master Fund and the AQUA U.S. Fund are collectively known as the “AQUA Fund.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
On March 8, 2016, our $3.0 million note receivable from OpenKey, a consolidated entity in which the noncontrolling interest holder previously held a 100% interest, was converted into equity in OpenKey pursuant to a financing arrangement between the Company and OpenKey, upon a $2.0 million investment in the entity by Ashford Trust. See notes 2, 9 and 10.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination—The accompanying consolidated financial statements, subsequent to our spin-off, include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements. The AQUA Funds are investment companies and follows the accounting and reporting guidance in Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 946.
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
The AQUA Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the AQUA Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the AQUA Fund. As of December 31, 2016 and December 31, 2015, the AQUA Fund held approximately $52.8 million and $108.1 million, respectively, of total assets consisting primarily of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the AQUA Fund. Additionally, as of December 31, 2016 and December 31, 2015, the AQUA Fund had liabilities of $93,000 and $1.1 million, respectively, consisting primarily of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc.
As of December 31, 2016, we held a variable interest in OpenKey, a consolidated VIE in which the redeemable noncontrolling interest holder held a 46.31% interest and the noncontrolling interest holders held a 13.63% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of OpenKey and therefore we consolidate it. As of December 31, 2016,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

OpenKey held approximately $960,000 of total assets that primarily consisted of cash and cash equivalents and other assets that can only be used to settle its obligations. Additionally, as of December 31, 2016, OpenKey had accounts payable and accrued expenses of $256,000 for which creditors do not have recourse to Ashford Inc. As of December 31, 2015, the variable interest was held in the form of a note receivable due from OpenKey with an outstanding balance of $3.0 million that eliminated in consolidation and the noncontrolling interest holder held a 100% interest. As of December 31, 2015, OpenKey held approximately $653,000 of total assets that primarily consisted of cash and cash equivalents and other assets that could only be used to settle its obligations. Additionally, as of December 31, 2015, OpenKey had accounts payable and accrued expenses of $177,000 for which creditors did not have recourse to Ashford Inc.
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
The redeemable noncontrolling interests in subsidiary common stock as of December 31, 2016 represented the 46.31% ownership interest in a consolidated VIE, OpenKey, retained by the party that previously held a 100% interest and was previously included in noncontrolling interests in consolidated entities as of December 31, 2015. The redeemable noncontrolling interest in subsidiary common stock is included in the mezzanine section of our balance sheet as it is redeemable outside of the Company’s control. The carrying value of the redeemable noncontrolling interests in subsidiary common stock is based on the accumulated historical cost adjusted to reflect the excess of redemption value over the accumulated historical cost.
At December 31, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 13.63% in OpenKey. At December 31, 2015, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey, an entity in which we held a variable interest in the form of a note receivable.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
Depreciation—Our furniture, fixtures and equipment and computer software are depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Presently, our furniture and equipment are depreciated using the straight-line method over lives ranging from 5 to 7.5 years and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales.
Advertising Costs—Advertising costs are charged to expense as incurred. Advertising costs were $0, $0 and $58,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising costs are included in the “general and administrative” expense in the accompanying statements of operations and comprehensive income (loss).
Equity-Based Compensation—Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. In connection with providing advisory services, our officers and employees can be granted common stock and LTIP units from Ashford Trust and Ashford Prime which result in expense equal to the fair value of the award, included in “salaries and benefits” in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
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
Due from Ashford Prime OP—Due from Ashford Prime OP represents current receivables related to the advisory services fee, incentive fee and reimbursable expenses. Due from Ashford Prime OP is generally settled within a period not exceeding one year.
Due to Ashford Prime OP from AQUA U.S. Fund—Due to Ashford Prime OP from AQUA U.S. Fund represents current payables related to the hold back from Ashford Prime’s liquidation of the AQUA Fund. Due to Ashford Prime OP from AQUA U.S. Fund is expected to be settled within a period not exceeding one year.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Due from Ashford Trust OP, net—Due from Ashford Trust OP, net, represents current receivables related to the advisory services fee, incentive fee and reimbursable expenses. Due from Ashford Trust OP, net is generally settled within a period not exceeding one year.
Income (Loss) Per Share—Basic income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
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
Investments in Unconsolidated Entities—As of December 31, 2015, we held a first loss limited liability company interest (the "Interest") in an unconsolidated limited liability company (the "Fund"). The Fund was a private investment fund which generally invested its assets in one or more securities trading accounts that were managed by external investment advisers, including our subsidiary, Ashford Investment Management, LLC. Our initial investment in the Fund was made in May 2015 in the amount of $5.0 million, which represented an approximate 2% ownership interest in the Fund. In accordance with the Fund's limited liability company agreement, a manager not affiliated with us possessed and exercised the full, complete and exclusive right, power and authority to manage and conduct the business and affairs of the Fund, subject only to certain withdrawal and voting rights we had and the requirements of applicable law. Due to our limited rights, we did not exercise significant influence over the Fund and therefore did not account for the Interest under the equity method of accounting. The Fund was in an investment company (as defined by GAAP) for which the Interests do not have a readily determinable value. Instead, the manager of the Fund calculated a net asset value (“NAV”) for the Interests monthly in accordance with applicable authoritative accounting guidance. Changes in the NAV were recorded in “unrealized gain/loss in investment in unconsolidated entity." We requested redemption of the Interest effective March 29, 2016. The redeemed amount of $1.4 million was received during the second quarter of 2016, which reduced our carrying value to $0. We recognized an unrealized gain of $2.1 million and a realized loss of $3.6 million for the year ended December 31, 2016. At December 31, 2015, the carrying value of the investment, which approximated fair value, was $2.8 million.
We also hold an investment in an unconsolidated entity with a carrying value of $500,000 at both December 31, 2016 and December 31, 2015, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities. No such impairment was recorded during the years ended December 31, 2016 or 2015.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
Due From/To Brokers—Due from/to brokers includes cash balances held with brokers, receivables and payables from unsettled trades, margin borrowings, and collateral on derivative transactions. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. In addition, margin borrowings are collateralized by certain securities and cash balances held by the AQUA Fund. The AQUA Fund is subject to interest on margin accounts based on daily margin borrowings. Due to brokers is included in “liabilities associated with investments in securities.” The AQUA Fund had no margin borrowings at December 31, 2016 or 2015.
In the normal course of business, substantially all of the AQUA Fund’s securities transactions, money balances, and security positions are transacted with the AQUA Fund’s broker: Goldman Sachs & Co. and ConvergEx Group. Accounts with ConvergEx Group are cleared by Goldman Sachs & Co. The AQUA Fund is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. The AQUA Fund’s management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.
Offsetting of Assets and Liabilities—Amounts due from and due to brokers are presented on a net basis, by counterparty, to the extent the AQUA Fund has the legal right to offset the recognized amounts and intends to settle on a net basis. The AQUA Fund presents on a net basis the fair value amounts recognized for over-the-counter derivatives executed with the same counterparty under the same master netting agreement.
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
The “Income Taxes” Topic of the FASB ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards—In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We have adopted this standard effective for the year ended December 31, 2016, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
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
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. ASU 2014-09 also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the available adoption methods and assessing the potential impact that the standard will have on our revenue recognition, financial statements and disclosures. Our assessment includes a detailed review of our contracts with customers and understanding when revenue would be recognized under those agreements. The impact of the standard on our financial statements is not currently determinable. We expect to adopt the new revenue recognition guidance effective January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases where we are the lessor remains largely unchanged. While we are currently initial stages of assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial statements upon adoption will be the recognition, on a discounted basis, of any future minimum rentals due under noncancelable leases on our balance sheets resulting in the recording of right of use assets and lease obligations.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. We are evaluating the impact that ASU 2016-07 will have on our financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as part of the FASB simplification initiative. The new standard requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU increases the tax withholding requirements threshold to qualify for equity classification. The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election to be applied on an entity-wide basis to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are evaluating the impact that ASU 2016-09 will have on our financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-15 will have on our financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-18 will have on our financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2017-01 will have on our financial statements and related disclosures.
3. Furniture, Fixtures and Equipment, net
Furniture, fixtures and equipment, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Furniture, fixtures and equipment	$6,549	$2,529
Leasehold improvements	537	536
Computer software	7,125	4,701
Total cost	14,211	7,766
Accumulated depreciation	(2,167)	(1,216)
Furniture, fixtures and equipment, net	$12,044	$6,550
For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $1.2 million, $799,000 and $359,000, respectively. As of December 31, 2016 and 2015, computer software of $5.5 million and $3.1 million, respectively, has not been placed into service and no amortization was recorded related to those assets.
4. Derivative Contracts
As of December 31, 2016, the volume of the AQUA Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at December 31, 2016, was 8,000 long exposure contracts with a notional amount of $0 and no short exposure contracts. As of December 31, 2015, the volume of the AQUA Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at December 31, 2015, was 41,000 long exposure contracts with a notional amount of $6.0 million and 27,000 short exposure contracts with a notional amount of $114,000.
Options on Futures Contracts—During the year ended December 31, 2016, we purchased options on Eurodollar futures for total costs of $94,000 and a maturity date of June 2017. During the year ended December 31, 2015, we purchased options on Eurodollar futures for total costs of $595,000 and maturity dates ranging from September 2016 to March 2017. No options on futures contracts were purchased prior to 2015. These options were not designated as cash flow hedges. The carrying value of these options on futures contract is included in “investments in securities” in our balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2016
Assets
Derivative assets:
Options on futures contracts	$91	$—	$91
Total	91	—	91	(1)
Liabilities
Non-derivative liabilities:
Deferred compensation plan	(9,078)	—	(9,078)
Total	(9,078)	—	(9,078)
Net	$(8,987)	$—	$(8,987)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Equity put options	$536	$654	$1,190
Equity call options	1,492	6	1,498
Options on futures contracts	225	—	225
Non-derivative assets:
Equity securities	44,414	—	44,414
U.S. treasury securities	33,745	—	33,745
Total	80,412	660	81,072	(1)
Liabilities
Derivative liabilities:
Short equity put options	(447)	—	(447)	(2)
Short equity call options	(507)	(29)	(536)	(2)
Non-derivative liabilities:
Deferred compensation plan	(11,205)	—	(11,205)
Total	(12,159)	(29)	(12,188)
Net	$68,253	$631	$68,884
__________________

(1)	Reported as “investments in securities” in the balance sheets.

(2)	Reported as “liabilities associated with investments in securities” in the balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Statements of Operations and Comprehensive Income (Loss)
The following table summarizes the effect of fair value measured assets and liabilities on the statements of operations and comprehensive income (loss) (in thousands):

	Gain (Loss)Recognized
	Year Ended December 31,
	2016		2015		2014
Assets
Derivative assets:
Equity put options	$(2,829)		$(7,218)		$—
Equity call options	1,961		(680)		—
Options on futures contracts	(228)		(275)		—
Non-derivative assets:
Equity - American Depositary Receipt	—		89		—
Equity securities	(7,213)		(10,564)		—
U.S. treasury securities	479		(331)		—
Total	(7,830)		(18,979)		—
Liabilities
Derivative liabilities:
Short equity put options	2,147		7,139		—
Short equity call options	(1,944)		4,144		—
Non-derivative liabilities:
Equity - American Depositary Receipt	—		(300)		—
Equity securities	(160)		396		—
Deferred compensation plan	2,127		8,608		(8,495)
Total	2,170		19,987		(8,495)
Net	$(5,660)		$1,008		$(8,495)
Total combined
Unrealized gain (loss) on investment securities	$2,326		$(2,490)		$—
Realized gain (loss) on investment securities	(10,113)		(5,110)		—
Deferred compensation plan	2,127	(1)	8,608	(1)	(8,495)	(1)
Net	$(5,660)		$1,008		$(8,495)
________

(1)	Reported as a component of “salaries and benefits” in the statements of operations and comprehensive income (loss).

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

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$91	$91	$81,072	$81,072
Financial liabilities measured at fair value:
Liabilities associated with investments in securities	$—	$—	$983	$983
Deferred compensation plan	9,078	9,078	11,205	11,205
Financial assets not measured at fair value:
Cash and cash equivalents	$84,091	$84,091	$50,272	$50,272
Restricted cash	9,752	9,752	5,684	5,684
Receivables	16	16	250	250
Due from Ashford Trust OP, net	12,179	12,179	5,856	5,856
Due from Ashford Prime OP	3,817	3,817	3,821	3,821
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$11,601	$11,601	$10,832	$10,832
Due to affiliates	933	933	782	782
Due to Ashford Prime OP from AQUA U.S. Fund	2,289	2,289	—	—
Other liabilities	9,752	9,752	5,684	5,684
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
Receivables, due from Ashford Trust OP, net, due from Ashford Prime OP, net, accounts payable and accrued expenses, due to affiliates, due to Ashford Prime OP from AQUA U.S. Fund and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
7. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 13, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition.
The outcome of this matter cannot be predicted with any certainty. A preliminary injunction could delay or jeopardize the consummation of the Transactions, and an adverse judgment granting permanent injunctive relief could indefinitely prohibit consummation of the Transactions. The defendants have not yet responded to the complaint but intend to defend the claims raised in this lawsuit.
On March 14, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed third party claims against the Company and Ashford LLC in connection with a suit filed by Ashford Prime against Sessa, related parties, and Sessa’s proposed Ashford Prime director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 and was filed in the United States District Court for the Northern District of Texas, Dallas Division. Sessa generally alleged that the Company and Ashford LLC aided and abetted the Ashford Prime directors’ breaches of fiduciary duty in connection with the June 2015 amendments to Ashford Prime’s advisory agreement with Ashford LLC. Among other relief, Sessa sought an injunction preventing the Company from attempting to solicit proxies on behalf of Ashford Prime until Ashford Prime’s directors approve Sessa’s proposed director nominees under the terms of the advisory agreement. On May 20, 2016, the court denied Sessa’s request for a preliminary injunction and enjoined Sessa from, among other things, soliciting proxies or otherwise seeking election of its proposed candidates to the Ashford Prime board. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. On December 16, 2016, the Fifth Circuit dismissed Sessa’s appeal of the preliminary injunction as moot. On February 16, 2017, Ashford Prime, Ashford Trust and the Company (collectively the “Ashford Entities”) entered into a settlement agreement (the “Settlement Agreement”) with Sessa, Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC and John Petry (collectively, the “Sessa Entities”) regarding the composition of the Company’s board of directors, dismissal of pending litigation involving the parties and certain other matters. On February 17, 2017, the District Court consolidated the Texas State Action into the Texas Federal Action (the “Consolidated Texas Federal Action”). On the same day, the District Court also dismissed all of Sessa’s counterclaims, except for its claim for violation of federal proxy solicitation laws, which Ashford Prime did not move to dismiss. The District Court granted Sessa’s motion to dismiss Ashford Prime’s claim for prima facie tort, but denied Sessa’s motion to dismiss the Ashford Prime’s remaining claims.
On February 20, 2017, the parties submitted a Joint Stipulation of Dismissal, which dismissed each of the parties’ remaining claims in the Consolidated Texas Federal Action with prejudice.
On March 22, 2016, the Company and Ashford LLC filed a lawsuit in Texas state district court in Dallas against Sessa, related entities, and John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The case is captioned Ashford Inc., et al v. Sessa Capital (Master), L.P., et al., Cause No. 16-DC-03340. The Company generally alleges that the defendants engaged in wrongful acts, including engaging in an unlawful proxy contest for control of the Ashford Prime board, and tortiously interfered with the Company and Ashford LLC’s advisory agreement with Ashford Prime. Among other relief, the Company sought actual and exemplary damages, as well as an injunction prohibiting defendants from further interference with the advisory agreement or the Company’s managerial and operational control of Ashford Prime and its assets. On February 16, 2017, the Ashford Entities entered into a Settlement Agreement with the Sessa Entities requiring the dismissal with prejudice of the Company’s suit against Sessa, related entities, and John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Company also entered into releases with Sessa.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. Defendants’ response to the complaint is due March 24, 2017. The outcome of this matter cannot be predicted with any certainty.
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
8. Income Taxes
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax benefit at federal statutory income tax rate of 35%	$4,068	$3,492	$3,606
State income tax expense, net of federal income tax benefit	(180)	(54)	(74)
Income passed through to common unit holders and noncontrolling interests	(3,503)	(3,799)	(90)
Permanent differences	(1,410)	(3,293)	(712)
Valuation allowance	(407)	1,563	(3,513)
Benefit of flow through entity tax election	518	—	—
Other	134	25	—
Total income tax (expense) benefit	$(780)	$(2,066)	$(783)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(2,578)	$(5,958)	$(696)
State	(277)	(350)	(87)
Total current	(2,855)	(6,308)	(783)
Deferred:
Federal	2,023	4,140	—
State	52	102	—
Total deferred	2,075	4,242	—
Total income tax (expense) benefit	$(780)	$(2,066)	$(783)
Interest and penalties of $2,000, $1,000 and $0 were paid or were due to taxing authorities for the years ended December 31, 2016, 2015 and 2014, respectively.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

and the effective tax rate may differ from those in the periods prior to the spin-off. For the period after the spin-off from November 12, 2014, through December 31, 2014, the Company recognized a book loss before income taxes of $10.3 million and income tax expense was separately determined under the Ashford Inc. ownership structure.
At December 31, 2016 and 2015, our net deferred tax asset (liability) and related valuation allowance on the balance sheets, consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$(386)	$(380)
Investments in unconsolidated entities	2	508
Capitalized acquisition costs	2,187	1,644
Tax investment in securities greater than book basis	40	62
Deferred compensation	3,258	4,018
Accrued expenses	3,114	2,704
Equity-based compensation	3,940	2,072
Tax property basis greater (less) than book basis	(392)	(191)
Net operating loss	323	—
Deferred tax asset	12,086	10,437
Valuation allowance	(6,084)	(6,195)
Net deferred tax asset	$6,002	$4,242
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At December 31, 2016, we recorded a partial valuation allowance of $6.1 million for our deferred tax assets. After consideration of all evidence, including the positive evidence of taxable income for the year ended December 31, 2016, December 31, 2015, and for the period after the spin-off from November 12, 2014, through December 31, 2014, we concluded that it is more likely than not that we will utilize a portion of our deferred tax assets due to the carryback potential of certain deferred tax assets. For the year ended December 31, 2016 and December 31, 2015, we recorded a corresponding non-cash deferred income tax benefit of $2.1 million and $4.2 million, respectively. At December 31, 2015, we had recorded a valuation allowance of $6.2 million to partially reserve our deferred tax asset.
If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$6,195	$7,524	$—
Additions	—	—	7,524
Deductions	(111)	(1,329)	—
Balance at end of year	$6,084	$6,195	$7,524
9. Equity
Preferred Stock—In accordance with Ashford Inc.’s charter, we are authorized to issue 50 million shares of preferred stock which currently includes up to 2 million shares of series A cumulative preferred stock. The holders of series A cumulative preferred stock are entitled to receive dividends in preference to holders of shares of any class or series of stock ranking junior to it, equal to 1,000 multiplied by the aggregate per share amount of all dividends of common stock. Each share of series A cumulative preferred stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of the stockholders of Ashford Inc. No shares of series A cumulative preferred stock are currently outstanding.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

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
Noncontrolling Interests in Consolidated Entities—As of December 31, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 13.63% in OpenKey. As of December 31, 2015, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey. At December 31, 2016 and 2015, noncontrolling interests in consolidated entities had a total carrying value of $52.8 million and $104.5 million, respectively. Loss from consolidated entities attributable to these noncontrolling interests was $8.9 million, $10.9 million and $647,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
With respect to the 100% noncontrolling interests in the AQUA Fund as of December 31, 2016 and 2015, limited partners have redemption rights which contain certain restrictions with respect to rights of withdrawal from the AQUA Fund as specified in the limited partnership agreement.
10. Redeemable Noncontrolling Interests in Ashford LLC
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
Redeemable noncontrolling interests in Ashford LLC as of December 31, 2016 and 2015, were $179,000 and $240,000, respectively, which represented ownership of approximately 0.2% as of each date. The carrying value of redeemable noncontrolling interests as of December 31, 2016 and 2015, included adjustments of $134,000 and $188,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the years ended December 31, 2016, 2015 and 2014, net (income) loss of $4,000, $2,000 and $24,000, respectively, was allocated to these redeemable noncontrolling interests.
During the year ended December 31, 2016, approximately 1,000 membership interest units with an aggregate fair value of $18,000 at redemption were redeemed by the holder and, at our election, we issued cash to satisfy the redemption price. During the year ended December 31, 2015, no units were redeemed by the holders.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

A summary of the activity of the member interest units is as follow (in thousands):

	Year Ended December 31,
	2016	2015	2014
Units outstanding at beginning of year	5	5	—
Units issued in connection with spin-off	—	—	361
Units redeemed for cash	(1)	—	—
Units converted to common shares	—	—	(356)
Units outstanding at end of year	4	5	5
Units convertible/redeemable at end of year	4	5	—
Redeemable Noncontrolling Interest in Subsidiary Common Stock—Redeemable noncontrolling interest in subsidiary common stock represented the 46.31% ownership interest in OpenKey, a consolidated VIE, at December 31, 2016. This 46.31% redeemable ownership interest was retained by the party that previously held a 100% interest, included in noncontrolling interests in consolidated entities as of December 31, 2015. On March 8, 2016, the 100% noncontrolling interest in OpenKey was initially reduced to 49.28% upon a $2.0 million investment by Ashford Trust, which represented an initial 12.23% ownership interest and resulted in the conversion of our note receivable into our initial 38.49% ownership interest. The carrying value of redeemable noncontrolling interest in subsidiary common stock as of December 31, 2016 was $1.3 million. The carrying value of the redeemable noncontrolling interest included adjustments of $1.0 million to reflect the excess of redemption value over the accumulated historical cost. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our balance sheet as it is redeemable outside of the Company’s control. For the period from March 8, 2016 through December 31, 2016 , net loss of $1.1 million was allocated to the redeemable noncontrolling interest in subsidiary common stock.
11. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 685,828 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. At December 31, 2016, 34,049 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 430,482 shares of our common stock, or securities convertible into 430,482 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2017.
Equity-based compensation expense is recorded in “salaries and benefits expense” in our statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the years ended December 31, 2016, 2015 and 2014 are presented below by award type (in thousands):

	Year Ended December 31,
	2016	2015	2014
Equity-based compensation
Stock option amortization (1)	$5,884	$3,856	$212
Director equity grants expense (2)	250	250	250
Pre-spin equity grants expense (3)	5,439	11,503	2,423
Pre-spin equity-based compensation expense allocations (4)	—	—	18,620
Total equity-based compensation (5)	$11,573	$15,609	$21,505

Other equity based compensation
REIT equity based compensation (6)	12,243	6,311	2,105
	$23,816	$21,920	$23,610
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

(1) See Stock Options discussion below. Stock option amortization includes $61,000 of equity compensation expense related to OpenKey stock options issued under OpenKey’s stock plan.
(2) Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. See Restricted Stock discussion below.
(3) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. As a result, we will continue to recognize equity-based compensation expense related to these grants. See Restricted Stock discussion below.
(4) Prior to our spin-off, equity-based compensation, included in “salaries and benefits” expense, was allocated to the Company as described in note 2.
(5) Additionally, $10,000, $10,000 and $4,000 of equity-based compensation associated with employees of an affiliate was included in “general and administrative” expense for the years ended December 31, 2016, 2015 and 2014, respectively. See note 13.
(6) REIT equity based compensation expense is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. See notes 2 and 13.
As of December 31, 2016, we had outstanding stock option awards and restricted stock awards, as follows:
Stock Options—During the year ended December 31, 2016, we granted 340,000 stock options to employees with grant date fair values of $7.8 million. No stock options were granted during 2015. During 2014, we granted 300,000 stock options to employees with a grant date fair values of $11.6 million. The grant price of the options was the market value of our stock on the date of grant. The options vest three years from the grant date with a maximum option term of ten years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We were not able to use the “simplified” method as described in SAB 107 and 110 because the options remain exercisable for the full contractual term upon termination. Therefore, we used an adjusted simplified method, where any options expected to be forfeited over the term of the option were assumed to be exercised at full term and all other options were assumed to be exercised at the midpoint of the average time-to-vest and the full contractual term. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate volatility, we utilized the weighted average of our own stock price volatility based on daily data points over our full trading history and the average of the most recent 6.5-year volatilities of our peer group (or full history if the peer has less than 6.5 years of trading history).
The weighted average assumptions used to value grant options are detailed below:

	Year Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value	$22.91	n/a	$38.56
Weighted average assumptions used:
Expected volatility	50.0%	n/a	46.3%
Expected term (in years)	6.5	n/a	5.7
Risk-free interest rate	1.5%	n/a	1.7%
Expected dividend yield	—%	n/a	—%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2014	—	$—	—	$—
Granted	300	85.97	8.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding, December 31, 2014	300	$85.97	7.95	$2,400
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding, December 31, 2015	300	$85.97	6.95	$—
Granted	340	45.59	10.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(1)	45.59	—	—
Outstanding, December 31, 2016	639	$64.55	9.10	$—
Options exercisable at December 31, 2016	—	$—	—	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2016, the Company had approximately $9.5 million of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 1.6 years.
Restricted Stock—A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2016		2015		2014
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	3	$56.20	5	$56.20	—	$—
Restricted shares granted	5	45.09	3	93.92	4	56.20
Restricted shares issued in connection with spin-off	—	—	—	—	5	56.20
Restricted shares vested	(7)	47.48	(5)	75.42	(4)	56.20
Restricted shares forfeited	—	—	—	—	—	—
Outstanding at end of year	1	$56.20	3	$56.20	5	$56.20
Stock-based compensation expense of $250,000, $250,000 and $250,000 (see equity-based compensation table above) was recognized in connection with stock grants of 5,000, 3,000 and 4,000 immediately vested restricted shares to our independent directors for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules between February 2017 and April 2017. The restricted stock/units that vested during 2016 had a fair value of $5.7 million at the date of vesting. As of December 31, 2016, the unrecognized cost of these unvested shares of restricted stock/units was $689,000, which will be amortized over a period of 0.3 years. At December 31, 2016, these outstanding restricted shares/units had an aggregate intrinsic value of $3.4 million.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

12. Employee Benefit Plans
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified DCP for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our statements of operations and comprehensive income (loss). As of December 31, 2016 and 2015, the carrying value of the DCP liability was $9.1 million and $11.2 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we recorded unrealized gains of $2.1 million, and $8.6 million, and an unrealized loss of $8.5 million, respectively. No distributions were made in the year ended December 31, 2016. During the year ended December 31, 2015, distributions of 1,860 shares with a total fair value of $142,000 were made to one participant.
No dividends were associated with the DCP for the year ended December 31, 2016 and 2015. For the year ended December 31, 2014, DCP associated dividends, included as a component of accumulated deficit, totaled $567,000.
AIM Incentive Awards—Effective January 15, 2015, Ashford Inc. established an incentive awards program (“AIM Incentive Awards”) for certain employees involved in the success of AIM. The awards are intended to be a cash bonus program. The awards are deemed to be invested as of the investment date for the applicable annual award period and adjusted for deemed returns on the applicable fund (“Deemed Return”), based on a return multiplier between 100% and 300% (“Return Multiplier”), as elected quarterly by the recipient. The awards are subject to vesting and may be forfeited upon termination of employment prior to the record date for the award period. Award amounts will be measured as of the month end prior to payment and paid out within 45 days of the applicable award vesting date. The AIM Incentive Awards obligation is carried in long-term “accrued expenses” at the amortized fair value as of the end of the period with the related expense reflected as "salaries and benefits" in our statements of operations and comprehensive income (loss). As of December 31, 2016 and 2015, the carrying value of the AIM Incentive Awards liability was $287,000 and $385,000, respectively. For the years ended December 31, 2016 and 2015, we recorded salaries and benefits expense of $(25,000) and $385,000, respectively, related to the AIM Incentive Awards. During the year ended December 31, 2016, distributions of $73,000 were paid to participants. No distributions were made in the year ended December 31, 2015. Effective as of January 1,2017, the value of AIM Incentive Awards are no longer adjusted based on the Deemed Return and are no longer based on a variable Return Multiplier. Instead, the value of the AIM Incentive Awards is fixed for each participant at the value of such participant's award as of the close of business on December 31, 2016.
401(k) Plan—The Company sponsors a 401(k) Plan. It is a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service imposed limitations, to various investment funds. The Company makes matching cash contributions equal to 50% of up to the first 6% of an employee’s eligible compensation, contributed to the 401(k) Plan. Participant contributions vest immediately, whereas company matches vest 25% annually. For the years ended December 31, 2016, 2015 and 2014, our results of operations included matching expense of $341,000, $222,000, and $293,000, respectively. For periods prior to the spin-off, matching expense included an allocation of 100% of matching expense for the employees of Ashford Trust. All such expenses were allocated to Ashford Inc. because these expenses have historically been incurred by the asset management business of Ashford Trust. Matching expenses are included in “salaries and benefits” expenses on the statements of operations and comprehensive income (loss).
Employee Savings and Incentive Plan (“ESIP”)—The Company sponsors an ESIP. It is a nonqualified compensation plan that covers employees who work at least 25 hours per week. The plan allows eligible employees to contribute up to 100% of their compensation to various investment funds. The Company makes matching cash contributions equal to 25% of up to the first 10% of an employee’s compensation contributed to the ESIP. Matching contributions are only made for employees not participating in the 401(k) Plan. Employee contributions vest immediately, whereas company contributions vest 25% annually. For the years ended December 31, 2016, 2015 and 2014, our results of operations included matching expenses of $3,000, $24,000 and $14,000, respectively. For periods prior to the spin-off, matching expense included an allocation of 100% of matching expense for the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

employees of Ashford Trust. All such expenses were allocated to Ashford Inc. because these expenses have historically been incurred by the asset management business of Ashford Trust. Matching expenses are included in “salaries and benefits” expenses on the statements of operations and comprehensive income (loss).
13. Related Party Transactions
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
The following table summarizes the revenue from Ashford Trust OP (in thousands):

	Year Ended December 31,
	2016	2015	2014
Advisory services revenue
Base advisory fee	$34,700	$33,833	$3,999
Reimbursable expenses (1)	6,054	6,617	549
Equity-based compensation (2)	8,429	2,720	—
Incentive fee (3)	1,809	—	—
Total advisory services revenue	$50,992	$43,170	$4,548

Other revenue
Non-advisory expense reimbursements	$—	$195	$144
Other services	4	—	—
Total revenue	$50,996	$43,365	$4,692
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive fee includes the first year installment of the 2016 incentive fee in the amount of $1.8 million for the year ended December 31, 2016, for which the payment is due January 2017 as a result of meeting the FCCR Condition at December 31, 2016, as defined in our advisory agreement with Ashford Trust.

At December 31, 2016 and December 31, 2015, we had a net receivable of $12.2 million and $5.9 million, respectively, from Ashford Trust OP associated primarily with the advisory services fee discussed above and other services.
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Prime's total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%), subject to a

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2016, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive fee that is earned annually in each year that Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Prime’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime that amends and restates our current advisory agreement with Ashford Prime. The Amended and Restated Ashford Prime Advisory Agreement will not become effective unless and until it is approved by Ashford Prime’s stockholders. See note 18.
The following table summarizes the revenue from Ashford Prime OP (in thousands):

	Year Ended December 31,
	2016	2015	2014
Advisory services revenue
Base advisory fee	$8,343	$8,648	$8,739
Reimbursable expenses (1)	2,805	1,863	1,752
Equity-based compensation (2)	3,814	3,591	2,105
Incentive fee (3)	1,274	1,274	—
Total advisory services revenue	$16,236	$15,376	$12,596

Other revenue
Lease revenue (4)	$335	$99	$—
Total revenue	$16,571	$15,475	$12,596
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive fee includes the second year installment of the 2015 incentive fee in the amount of $1.3 million for the year ended December 31, 2016, for which the payment is due January 2017 as a result of meeting the FCCR Condition at December 31, 2016, as defined in our advisory agreement with Ashford Prime. No incentive fee was earned for the year ended December 31, 2016.

(4)
In connection with our key money transaction with Ashford Prime, we lease furniture, fixtures and equipment to Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

At December 31, 2016 and December 31, 2015, we had receivables of $3.8 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee and lease revenues discussed above. As of December 31, 2016, we also had a payable due to Ashford Prime OP in the amount of $2.3 million related to the hold back from Ashford Prime’s liquidation of its investment in the AQUA Fund.
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying financial statements. Under the agreements,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Ashford Prime. For the years ended December 31, 2016, 2015 and 2014 these reimbursements totaled $5.7 million, $4.5 million and $2.0 million, respectively, and are included in “general and administrative” expenses on the statements of operations and comprehensive income (loss). The amounts due under these arrangements as of December 31, 2016 and December 31, 2015, are included in “due to affiliates” on our balance sheets.
Certain limited partners of the AQUA Fund, including our chief executive officer, Ashford Trust, Ashford Prime and certain directors of Ashford Trust and Ashford Prime are affiliated with the General Partner. As of December 31, 2016, Ashford Prime is no longer a limited partner of the AQUA Fund. The aggregate value of the affiliated limited partners’ share of partners’ capital in the AQUA Fund at December 31, 2016 and December 31, 2015, was approximately $52.5 million and $106.1 million, respectively.
Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense of $10,000, $10,000 and $4,000 was recognized in the statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014 respectively.
On June 11, 2015, we announced that we planned to provide a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we planned to provide $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust, which closed in June 2015. As of December 31, 2016, we provided substantially all of the $4.0 million key money consideration. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee must be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, advisory revenue of $335,000 and $99,000 was allocated to lease revenue for the years ended December 31, 2016 and 2015 respectively. Lease revenue is included in “other” revenue in the statements of operations and comprehensive income (loss).
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Ashford has entered into side letter agreements with the boards of Ashford Trust and Ashford Prime that address the exclusion of this income from the termination fee calculation.
All of the equity received by the Remington Sellers in this transaction will be non-voting equity and we will be subject to an investor rights agreement that will limit the voting control for the Remington Sellers combined equity to no more than 25% for four years, and will provide the Remington Sellers with the right to nominate a director to the boards of each of Ashford Inc. and Remington Hospitality Management, Inc. Ashford Inc. will have contractual rights to acquire the remaining interest in Remington Lodging, including a right of first refusal for the life of Ashford Inc.’s ownership as well as there being a formula to call that remaining ownership after ten years and a right to call the preferred after five years.
The Remington Acquisition Agreement contains termination rights for both the Company and Remington Lodging, including the right of either party to terminate the Remington Acquisition Agreement if the Transactions are not consummated by the stated deadline. On June 22, 2016, the Remington Acquisition Agreement was amended to extend the deadline to October 7, 2016, and on September 22, 2016, the Remington Acquisition Agreement was amended to further extend the deadline to April 7, 2017. If the Remington Acquisition Agreement is terminated by the Company as provided in the Remington Acquisition Agreement, the Company is required to pay the Remington Sellers a termination fee of $6.7 million plus the costs and expenses incurred by them if the Remington Acquisition Agreement is terminated by the Company as a result of a Company Intervening Event (as defined in the Remington Acquisition Agreement) or a Company Superior Proposal (as defined in the Remington Acquisition Agreement).
For periods prior to the spin-off, the operations of the Company were principally funded by Ashford Trust OP. Ashford Trust OP used a centralized approach to cash management and the financing of its operations. During the periods through November 12, 2014, Ashford Trust OP provided the capital to fund our operating and investing activities, which are presented as a component of additional paid-in capital. The amount funded by Ashford Trust OP for the period from January 1, 2014, through November 12, 2014 was $56.6 million .
As the Company’s financial statements through November 12, 2014, have been carved out of Ashford Trust OP, salaries and benefits and general and administrative expense represent an allocation of certain Ashford Trust OP corporate general and administrative costs. See note 2.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

14. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(2,396)	$(1,190)	$(46,410)
Undistributed net income (loss) allocated to common stockholders	(2,396)	(1,190)	(46,410)
Distributed and undistributed net income (loss) - basic	(2,396)	(1,190)	(46,410)
Effect of deferred compensation plan	(2,127)	(8,608)	—
Effect of contingently issuable shares	$(1,143)	$—	$—
Distributed and undistributed net loss - diluted	$(5,666)	$(9,798)	$(46,410)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,012	1,991	1,981
Effect of deferred compensation plan shares	158	212	—
Effect of contingently issuable shares	39	—	—
Weighted average common shares outstanding – diluted	2,209	2,203	1,981

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(1.19)	$(0.60)	$(23.43)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(2.56)	$(4.45)	$(23.43)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford LLC	$(4)	$(2)	$(24)
Total	$(4)	$(2)	$(24)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	1	3	5
Effect of assumed exercise of stock options	—	1	—
Effect of assumed conversion of Ashford LLC units	4	5	5
Total	5	9	10

15. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and investments managed by AIM, including the AQUA Fund in conformity with each entity’s investment guidelines.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

16. Concentration of Risk
During 2016 and 2015, the majority of our revenue was derived from the advisory agreements with Ashford Prime and Ashford Trust. During 2014, all of our revenue was derived from the advisory agreements with Ashford Prime and Ashford Trust.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at financial institutions, U.S. government treasury bond holdings and amounts due or payable under our derivative contracts. Our counterparties are investment grade financial institutions. At December 31, 2016, our cash is held at one financial institution.
17. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenue	$13,409	$18,152	$16,538	$19,508	$67,607
Total operating expenses	13,921	20,344	16,673	19,126	70,064
Operating income (loss)	$(512)	$(2,192)	$(135)	$382	$(2,457)
Net income (loss)	$(8,398)	$(1,279)	$(1,092)	$(1,634)	$(12,403)
Net income (loss) attributable to the Company	$(1,732)	$(1,106)	$(285)	$727	$(2,396)
Diluted income (loss) attributable to common stockholders per share	$(1.51)	$(0.71)	$(0.49)	$(0.25)	$(2.56)
Weighted average diluted common shares	2,218	2,048	2,262	2,267	2,209

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue	$13,118	$14,489	$14,496	$16,878	$58,981
Total operating expenses	21,752	10,629	13,219	14,732	60,332
Operating income (loss)	$(8,634)	$3,860	$1,277	$2,146	$(1,351)
Net income (loss)	$(8,813)	$768	$(9,154)	$5,155	$(12,044)
Net income (loss) attributable to the Company	$(7,834)	$3,914	$54	$2,676	$(1,190)
Diluted income (loss) attributable to common stockholders per share	$(3.95)	$(1.26)	$(2.26)	$0.23	$(4.45)
Weighted average diluted common shares	1,982	2,197	2,202	2,218	2,203

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

18. Subsequent Events
On January 19, 2017, AIM entered into an Investment Management Agreement (the “Agreement”) with AHT SMA, LP, a Delaware limited partnership (“Client”) and a wholly-owned subsidiary of Ashford Trust, to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, Client retained and appointed AIM as the investment manager of Client. The Agreement will govern the relationship between Client and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of Client. AIM will not be compensated by Client for its services under the Agreement. Client bears all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime (the “Amended and Restated Ashford Prime Advisory Agreement”) that amends and restates the advisory agreement with Ashford Prime discussed herein. The Amended and Restated Ashford Prime Advisory Agreement will not become effective unless and until it is approved by Ashford Prime’s stockholders. The material terms of the Amended and Restated Ashford Prime Advisory agreement include:
•    Ashford Prime will make a cash payment to us of $5.0 million at the time the Amended and Restated Ashford Prime Advisory Agreement becomes effective;
•    the termination fee payable to us under the advisory agreement has been amended by eliminating the 1.1x multiplier and tax gross up components of the fee;
•    we will disclose publicly the revenues and expenses used to calculate “Net Earnings” on a quarterly basis which is used to calculate the termination fee; we will retain an accounting firm to provide a quarterly report to Ashford Prime on the reasonableness of the our determination of expenses, which will be binding on the parties;
•    our right under the advisory agreement to appoint a “Designated CEO” has been eliminated;
•    our right to terminate the advisory agreement due to a change in a majority of the “Company Incumbent Board” (as defined in the advisory agreement) has been eliminated;
•    Ashford Prime will be incentivized to grow its assets under a “growth covenant” in the Amended and Restated Ashford Prime Advisory Agreement under which Ashford Prime will receive a deemed credit against a base amount of $45.0 million for 3.75% of the total purchase price of each hotel acquired after the date of the Amended and Restated Ashford Prime Advisory Agreement that was recommended by us, netted against 3.75% of the total sale price of each hotel sold after the date of the Amended and Restated Ashford Prime Advisory Agreement. The difference between $45.0 million and this net credit, if any, is referred to as the “Uninvested Amount.” If the Amended and Restated Ashford Prime Advisory Agreement is terminated, other than due to certain acts by us, Ashford Prime must pay us the Uninvested Amount, in addition to any other fees payable under the Amended Agreement;
•    the Amended and Restated Ashford Prime Advisory Agreement requires Ashford Prime to maintain a net worth of not less than $390 million plus 75% of the equity proceeds from the sale of securities by Ashford Prime after December 31, 2016 and a covenant prohibiting Ashford Prime from paying dividends except as required to maintain its REIT status if paying the dividend would reduce Ashford Prime’s net worth below the required minimum net worth;
•    the initial term of the Amended and Restated Ashford Prime Advisory Agreement ends on the 10th anniversary of its effective date, subject to renewal by us for up to seven additional successive 10-year terms;
•    the base management fee payable to us will be fixed at 70 bps, and the fee will be payable on a monthly basis;
•    reimbursements of expenses to us will be made monthly in advance, based on an annual expense budget, with a quarterly true-up for actual expenses;
•    the right of Ashford Prime to terminate the advisory agreement due to a change of control experienced by us has been eliminated;
•    the rights of Ashford Prime to terminate the advisory agreement at the end of each term upon payment of the termination fee based on the parties being unable to agree on new market-based fees or our performance have been eliminated; however, the Amended and Restated Ashford Prime Advisory Agreement provides a mechanism for the parties to renegotiate the fees payable to us at the end of each term based on then prevailing market conditions, subject to floors and caps on the changes;
•    if a Change of Control (as defined in the Amended and Restated Ashford Prime Advisory Agreement) is pending, Ashford Prime has agreed to deposit not less than 50%, and in certain cases 100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to us secured by a letter of credit or first priority lien on certain assets;
•    Ashford Prime’s ability to terminate the Amended and Restated Ashford Prime Advisory Agreement due to a material default by us is limited to instances where a court finally determines that the default had a material adverse effect on Ashford Prime and we fail to pay monetary damages in accordance with the Amended and Restated Ashford Prime Advisory Agreement; and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

•    if Ashford Prime repudiates the Amended and Restated Ashford Prime Advisory Agreement, through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, Ashford Prime will be liable to us for a liquidated damages amount.
On February 16, 2017, the Ashford Entities entered into a Settlement Agreement with the Sessa Entities regarding the composition of Ashford Prime’s board of directors, dismissal of pending litigation involving the parties and certain other matters. See note 7.
On February 20, 2017, Ashford LLC, the operating company of Ashford Inc., and Douglas A. Kessler entered into an employment agreement pursuant to which, effective February 21, 2017, Mr. Kessler will be employed by Ashford LLC to serve as Chief Executive Officer of Ashford Trust, pursuant to the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended from time to time, between Ashford Inc., Ashford LLC, Ashford Trust and their respective affiliates, which provides that Ashford LLC is responsible for managing Ashford Trust’s affairs.
On February 21, 2017, the Company announced that it supports the non-binding proposal of Ashford Trust to acquire FelCor Lodging Trust ("FelCor"). The board of directors of Ashford Trust has authorized Ashford Inc. to participate in the transaction on the terms outlined in Ashford Trust's letter to FelCor, subject to completion of a due diligence review and negotiation and execution of definitive transaction agreements. The terms outlined include:

•
100,000 warrants issued to existing FelCor shareholders to purchase shares of Ashford Inc. common stock with a strike price of $100 per share and an expiration that is five years from the transaction closing date;

•
A one year guarantee by Ashford Inc. of up to $18 million for sustainable operational and G&A synergies, commencing six months following the completion of the transaction which, if needed, would come in the form of reduced advisory fees paid to Ashford Inc.;

•	The opportunity for one FelCor director to join the board of Ashford Inc.; and

•
An agreement to negotiate and amend the advisory agreement with Ashford Trust within one year of the transaction closing date to reflect similar recent amendments made between Ashford Prime and the Company, where applicable. Any such amendments to the advisory agreement will be subject to approval by independent committees of both Ashford Trust and Ashford Inc. boards of directors.

On March 3, 2017, Ashford Inc. and Ashford Trust invested an additional $1.3 million and $650,000, respectively, for an additional ownership interest in OpenKey, a consolidated VIE. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guestrooms. See notes 1, 2, 9, 10, 11 and 13.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund will also be liquidated in accordance with the laws of the Cayman Islands.
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, will be distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners will cease to be a limited partner of the AQUA U.S. Fund. The balance will be paid to limited partners (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the AQUA Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which we expect to be on or before June 30, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2016, our internal control over financial reporting is effective.
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
See “Item 8. Financial Statements and Supplementary Data,” on pages 52 through 89 hereof, for a list of our financial statements and report of independent registered public accounting firm.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2017.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2017
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President	March 16, 2017
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 16, 2017
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2017
Mark L. Nunneley

/s/ J. ROBISON HAYS, III	Chief Strategy Officer and Director	March 16, 2017
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 16, 2017
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 16, 2017
Darrell T. Hail

/s/ JOHN MAULDIN	Director	March 16, 2017
John Mauldin

/s/ GERALD J. REIHSEN, III	Director	March 16, 2017
Gerald J. Reihsen, III

/s/ BRIAN WHEELER	Director	March 16, 2017
Brian Wheeler

EXHIBIT INDEX

Exhibit	Description
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

2.2.1	First Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2016) (File No. 001-36400)
2.2.2	Second Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2016) (File No. 001-36400)
2.2.3	Amendment, Waiver and Consent Agreement, dated October 28, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)
2.3
Agreement and Plan of Merger, dated October 28, 2016, by and between Ashford Inc., a Delaware corporation. and Ashford Inc., a Maryland corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)

3.1	Amended and Restated Articles of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 1, 2016) (File No. 001-36400)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 19, 2016) (File No. 001-36400)
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
4.2
Amended and Restated Rights Agreement, dated as of August 12, 2015, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2015) (File No. 001-36400)

4.2.1
Amendment No. 1 to the Amended and Restated Rights Agreement, dated October 31, 2016, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)

10.1
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)

10.2
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.2.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on June 12, 2015) (File No. 001-36400)

10.3
Second Amended and Restated Advisory Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated as of November 3, 2014 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.3.1
Amendment No. 1 to Second Amended and Restated Advisory Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC, dated as of March 23, 2015 (incorporated by reference to Exhibit 10.3.1 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.3.2
Third Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on June 12, 2015) (File No. 001-36400)

10.4
Mutual Exclusivity Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

Exhibit	Description
10.5
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC Re: Ashford Trademarks (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.6
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.7
Registration Rights Agreement, dated as of November 12, 2014 by Ashford Inc. for the benefit of the holders of common units in Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.8.1†	Employment Agreement, effective November 12, 2014, with Monty J. Bennett (incorporated by reference to Exhibit 10.6.1 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.8.2†
Employment Agreement, effective November 12, 2014, with Douglas A. Kessler (incorporated by reference to Exhibit 10.6.2 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.8.3†	Employment Agreement, effective November 12, 2014, with David Brooks (incorporated by reference to Exhibit 10.6.3 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.8.4†	Employment Agreement, effective November 12, 2014, with Deric Eubanks (incorporated by reference to Exhibit 10.6.4 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.8.5†
Employment Agreement, dated as of November 2, 2016, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Richard J. Stockton (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on November 3, 2016) (File No. 001-36400)

10.9
Form of Indemnification Agreement, dated as of November 6, 2014 between Ashford Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.10†	Ashford Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.10.1†	Amendment No. 1 to the Ashford, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed on November 2, 2016) (File No. 333-200183)
10.11	Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.12
Investment Management Agreement, dated December 10, 2014 between AHT SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2014) (File No. 001-36400)

10.13
Investment Management Agreement, dated as of December 10, 2014 between AHP SMA, LP and Ashford Investment Management, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.14
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated October 8, 2014 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.15
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.16
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

21 *	List of subsidiaries of Ashford Inc.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations and Comprehensive Income (Loss); (iii) Statements of Equity; (iv) Statements of Cash Flows; and (v) Notes to the Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report.
___________________________________
* Filed herewith.
† Management contract or compensatory plan or arrangement.