Form 10-Q
period 2017-03-31
Ashford Inc.
filed 2017-05-09
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,017,024
(Class)	Outstanding at May 5, 2017

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$40,094	$84,091
Restricted cash	13,178	9,752
Investments in securities	16	91
Prepaid expenses and other	1,236	1,305
Receivables	110	16
Due from Ashford Trust OP	12,587	12,179
Due from Ashford Prime OP	2,570	3,817
Total current assets	69,791	111,251
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	12,194	12,044
Deferred tax assets	8,669	6,002
Total assets	$91,154	$129,797
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$16,213	$11,314
Due to affiliates	1,707	933
Due to Ashford Trust OP from AQUA U.S. Fund	2,579	—
Due to Ashford Prime OP from AQUA U.S. Fund	—	2,289
Deferred compensation plan	88	144
Other liabilities	13,178	9,752
Total current liabilities	33,765	24,432
Accrued expenses	46	287
Deferred income	5,249	4,515
Deferred compensation plan	12,218	8,934
Total liabilities	51,278	38,168
Commitments and contingencies (note 6)
Redeemable noncontrolling interests in Ashford LLC	244	179
Redeemable noncontrolling interests in subsidiary common stock	1,427	1,301
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,017,024 and 2,015,589 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	20	20
Additional paid-in capital	239,761	237,796
Accumulated deficit	(201,904)	(200,439)
Total stockholders’ equity of the Company	37,877	37,377
Noncontrolling interests in consolidated entities	328	52,772
Total equity	38,205	90,149
Total liabilities and equity	$91,154	$129,797
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE
Advisory services	$12,431	$13,325
Other	582	84
Total revenue	13,013	13,409
EXPENSES
Salaries and benefits	11,032	9,208
Depreciation	468	272
General and administrative	3,649	4,441
Total expenses	15,149	13,921
OPERATING INCOME (LOSS)	(2,136)	(512)
Realized gain (loss) on investment in unconsolidated entity	—	(3,601)
Unrealized gain (loss) on investment in unconsolidated entity	—	2,141
Interest income (expense)	33	13
Dividend income	93	13
Unrealized gain (loss) on investments	125	1,129
Realized gain (loss) on investments	(200)	(6,813)
Other income (expenses)	(8)	(128)
INCOME (LOSS) BEFORE INCOME TAXES	(2,093)	(7,758)
Income tax (expense) benefit	(630)	(640)
NET INCOME (LOSS)	(2,723)	(8,398)
(Income) loss from consolidated entities attributable to noncontrolling interests	(25)	6,548
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	4	3
Net (income) loss attributable to redeemable noncontrolling interests in subsidiary common stock	359	115
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,385)	$(1,732)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,385)	$(1,732)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.18)	$(0.86)
Weighted average common shares outstanding - basic	2,015	2,008
Diluted:
Net income (loss) attributable to common stockholders	$(1.34)	$(1.51)
Weighted average common shares outstanding - diluted	2,046	2,218
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Ashford LLC	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount
Balance at January 1, 2017	2,016	$20	$237,796	$(200,439)	$52,772	$90,149	$179	$1,301
Purchases of common stock	—	—	(24)	—	—	(24)	—	—
Equity-based compensation	—	—	1,595	673	4	2,272	—	—
Deferred compensation plan distribution	1	—	112	—	—	112	—	—
Employee advances	—	—	742	—	—	742	—	—
Contributions from noncontrolling interests	—	—	—	—	650	650	—	—
Reallocation of carrying value	—	—	(460)	—	(341)	(801)	—	801
Redemption of noncontrolling interest holder in AQUA U.S. fund	—	—	—	—	(52,782)	(52,782)	—	—
Redemption value adjustment	—	—	—	247	—	247	69	(316)
Net income (loss)	—	—	—	(2,385)	25	(2,360)	(4)	(359)
Balance at March 31, 2017	2,017	$20	$239,761	$(201,904)	$328	$38,205	$244	$1,427
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(2,723)	$(8,398)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	468	272
Change in fair value of deferred compensation plan	3,340	(1,612)
Realized and unrealized (gain) loss on investment in unconsolidated entities, net	—	1,460
Equity-based compensation	2,272	2,947
Excess tax (benefit) deficiency on equity-based compensation	—	314
Deferred tax expense (benefit)	(2,667)	1,836
(Gain) loss on sale of property	8	—
Realized and unrealized (gain) loss on investments, net	75	5,684
Purchases of investments in securities	—	(57,918)
Sales of investments in securities	—	130,202
Changes in operating assets and liabilities:
Prepaid expenses and other	69	51
Receivables	6	(1,295)
Due from Ashford Trust OP, net	(408)	(1,224)
Due from Ashford Prime OP, net	1,247	765
Accounts payable and accrued expenses	4,647	(4,111)
Due to affiliates	86	693
Other liabilities	3,426	6,366
Deferred income	734	1,014
Net cash provided by (used in) operating activities	10,580	77,046
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(159)	(70)
Proceeds from disposal of furniture, fixtures and equipment, net	15	—
Net cash provided by (used in) investing activities	(144)	(70)
Cash Flows from Financing Activities
Excess tax benefit (deficiency) on equity-based compensation	—	(314)
Purchases of common stock	(24)	(19)
Employee advances	742	(111)
Contributions from noncontrolling interest in consolidated entities	650	2,000
Distributions to noncontrolling interests in consolidated entities	(52,375)	—
Net cash provided by (used in) financing activities	(51,007)	1,556
Net change in cash, cash equivalents and restricted cash	(40,571)	78,532
Cash, cash equivalents and restricted cash at beginning of period	93,843	55,956
Cash, cash equivalents and restricted cash at end of period	$53,272	$134,488

	Three Months Ended March 31,
	2017	2016
Supplemental Cash Flow Information
Interest paid	$—	$133
Income taxes paid	5	25
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	112	—
Capital expenditures accrued but not paid	1,102	423
Redemption of investment in unconsolidated entity	—	1,375
Accrued but unpaid redemption of AQUA offshore fund	—	179
Accrued but unpaid redemption of AQUA U.S. Fund	2,696	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$84,091	50,272
Restricted cash at beginning of period	9,752	5,684
Cash, cash equivalents and restricted cash at beginning of period	$93,843	$55,956

Cash and cash equivalents at end of period	$40,094	122,438
Restricted cash at end of period	13,178	12,050
Cash, cash equivalents and restricted cash at end of period	$53,272	$134,488
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Delaware corporation formed on April 2, 2014, subsequently reincorporated in Maryland, that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE MKT Exchange. Ashford Trust holds approximately 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, which represents an approximate 30% ownership interest in Ashford Inc. Ashford Prime holds approximately 195,000 shares, which represents an approximate 9.7% ownership interest in Ashford Inc.
Ashford Investment Management, LLC (“AIM”) is an indirect subsidiary of the Company, established to serve as an investment adviser to any private securities funds sponsored by us or our affiliates (the “Funds”) and is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, serves as the general partner of any Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own 100% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly-owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Performance Holdco. AIM, AIM GP, Management Holdco, Performance Holdco and AIM General Partner, LLC are all consolidated by Ashford Inc. as it has control.
During the first quarter of 2017, AIM served as investment adviser to Ashford Quantitative Alternative Master Fund, L.P. (the “AQUA Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund had one limited partner: Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”), a U.S. investment limited partnership. The AQUA U.S. Fund invested substantially all of its assets in the Master Fund. The Master Fund is managed by AIM GP and AIM. The AQUA Master Fund and the AQUA U.S. Fund are collectively known as the “AQUA Fund.”
AIM was entitled to receive an investment management fee equal to 1.5% to 2.0% of the beginning quarterly capital account balance of certain limited partners. AIM GP serves as the general partner to the AQUA U.S. Fund and the AQUA Master Fund. As such, it was entitled to receive a performance allocation, which was earned annually and equaled 15% to 20% of positive changes in the capital account balance of certain of its limited partners. Ashford Trust and other limited partners were not obligated to pay any portion of the management fee or the performance allocation to AIM or AIM GP, as applicable, but do share pro rata in all other applicable expenses.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund was liquidated in accordance with the laws of the Cayman Islands.
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The balance will be paid to limited partners (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the AQUA Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which we expect to be on or before June 30, 2017.
The accompanying condensed consolidated financial statements reflect the operations of our asset and investment management business including the AQUA Fund and entities that we consolidate. Our asset and investment management business provides asset and investment management, accounting and legal services to Ashford Trust, Ashford Prime and the AQUA Fund. In this

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. The AQUA Funds are investment companies and follow the accounting and reporting guidance in Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the SEC on March 16, 2017.
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
The AQUA Fund is considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the AQUA Fund that most significantly impact its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions are subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidate the AQUA Fund. As of March 31, 2017 and December 31, 2016, the AQUA Fund held approximately $2.7 million and $52.8 million, respectively, of total assets consisting primarily of cash and cash equivalents at March 31, 2017 and investments in securities, cash and cash equivalents and receivables at December 31, 2016, that can only be used to settle the obligations of the AQUA Fund. Additionally, as of March 31, 2017 and December 31, 2016, the AQUA Fund had liabilities of $2.7 million and $93,000, respectively, consisting primarily of payables to the former limited partners at March 31, 2017 and liabilities associated with investments in securities at December 31, 2016, for which creditors do not have recourse to Ashford Inc.
As of March 31, 2017, we held a variable interest in OpenKey, a consolidated VIE in which the redeemable noncontrolling interest holder held a 41.64% interest and the noncontrolling interest holders held a 15.62% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of OpenKey and therefore we consolidate it. As of March 31, 2017, OpenKey held approximately $2.2 million of total assets that primarily consisted of cash and cash equivalents and other assets that can only be used to settle its obligations. Additionally, as of March 31, 2017, OpenKey had accounts payable and accrued expenses of $328,000 for which creditors do not have recourse to Ashford Inc. As of December 31, 2016, we held a variable interest in OpenKey, in which the redeemable noncontrolling interest holder held a 46.31% interest and the noncontrolling interest holders held a 13.63% interest. As of December 31, 2016, OpenKey held approximately $960,000 of total assets that primarily consisted of cash and cash equivalents and other assets that could only be used to settle its obligations. Additionally, as of December 31, 2016, OpenKey had accounts payable and accrued expenses of $256,000 for which creditors did not have recourse to Ashford Inc.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Cash—Restricted cash represents reserves for casualty insurance claims and the associated ancillary costs. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds, from the Ashford Trust/Prime properties and their respective management companies, of an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The offset to restricted cash amounts is included in other liabilities. We early adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash effective January 1, 2017. See discussion in recently adopted accounting standards below.
Noncontrolling Interests—The redeemable noncontrolling interests in Ashford LLC represent the members’ proportionate share of equity in earnings/losses of Ashford LLC, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these members’ interest. The redeemable noncontrolling interests in Ashford LLC is classified in the mezzanine section of the condensed consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because each common unit of membership interest may be redeemed by the holder, for either cash or, at our sole discretion, one share of our common stock. The carrying value of the noncontrolling interests in Ashford LLC is based on the greater of the accumulated historical cost or the redemption value.
The redeemable noncontrolling interests in subsidiary common stock as of March 31, 2017 represented the 41.64% ownership interest in a consolidated VIE, OpenKey. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. The carrying value of the redeemable noncontrolling interests in subsidiary common stock is based on the accumulated historical cost adjusted to reflect the excess of redemption value over the accumulated historical cost.
At March 31, 2017, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 0% in the AQUA Fund and 15.62% in OpenKey. At December 31, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey.
Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. The quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Prime and Ashford Trust, as defined in the amended advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive advisory fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive advisory fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met. As incentive advisory fees are earned annually, we recognize revenue quarterly based on the amount that would be due pursuant to the applicable advisory agreement as of the interim balance sheet date in accordance with the authoritative accounting guidance.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Investments in Unconsolidated Entities—We hold an investment in an unconsolidated entity with a carrying value of $500,000 at both March 31, 2017 and December 31, 2016, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities. No such impairment was recorded during the three months ended March 31, 2017 or March 31, 2016.
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
Our effective tax rates on income (loss) before income taxes for the three months ended March 31, 2017 and March 31, 2016 were (30.1)% and (8.2)%, respectively. The rates reflect the effects of permanent differences, changes in the valuation allowance on our deferred tax assets, and losses attributable to noncontrolling interests in partnerships and LLC’s taxed as partnerships for which taxes are not the responsibility of the company. For the three months ended March 31, 2017, the rates also reflect the effect of a 0% effective tax rate on the net losses of a consolidated VIE due to it being more likely than not that the related deferred tax assets will not be realized primarily because of the entity's history of losses. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At March 31, 2017, we recorded gross deferred tax assets of $15.7 million and a partial valuation allowance of $7.0 million, resulting in recognition of net deferred tax assets of $8.7 million. After consideration of all evidence, including the positive evidence of taxable income for the three months ended March 31, 2017, the year ended December 31, 2016 and the year ended December 31, 2015, we concluded that it is more likely than not that we will utilize a portion of our deferred tax assets due to the carryback potential of certain deferred tax assets. If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
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
Recently Adopted Accounting Standards—In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. ASU 2016-07 eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The adoption of ASU 2016-07 did not have a material impact on our condensed consolidated financial statements or related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as part of the FASB simplification initiative. The new standard requires all excess tax benefits and tax deficiencies

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, ASU 2016-09 increases the tax withholding requirements threshold to qualify for equity classification. ASU 2016-09 also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 provides an optional accounting policy election to be applied on an entity-wide basis to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We have adopted this standard effective January 1, 2017, and the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $6.4 million in the three months ended March 31, 2016. Our beginning-of-period cash, cash equivalents and restricted cash increased $9.8 million and $5.7 million in 2017 and 2016, respectively.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. ASU 2014-09 also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the available adoption methods and assessing the potential impact that the standard will have on our revenue recognition, condensed consolidated financial statements and disclosures. Our assessment includes a detailed review of our contracts with customers and understanding when revenue would be recognized under those agreements, including as it relates to incentive advisory fees from our advisory agreements. In addition, the Company is evaluating the disclosure requirements under these standards while also identifying and preparing to implement changes to its accounting policies, practices and controls to support the new standards. The impact of the standard on our condensed consolidated financial statements is not currently determinable.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements, with certain practical expedients available. The accounting for leases where we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact ASU 2016-02 will have on our condensed consolidated financial statements, we expect the primary impact to our condensed consolidated financial statements upon adoption will be the recognition, on a discounted basis, of any future minimum rentals due under noncancelable leases on our balance sheets resulting in the recording of right of use assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the condensed consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2017-01 will have on our condensed consolidated financial statements and related disclosures.
3. Derivative Contracts
As of March 31, 2017, the AQUA Fund had no derivative contracts. As of December 31, 2016, the volume of the AQUA Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at December 31, 2016, was 8,000 long exposure contracts with a notional amount of $0 and no short exposure contracts.
Options on Futures Contracts—During the three months ended March 31, 2017, we purchased no options on Eurodollar futures. During the three months ended March 31, 2016, we purchased options on Eurodollar futures for total costs of $94,000 and a maturity date of June 2017. These options were not designated as cash flow hedges. The carrying value of these options on futures contract is included in “investments in securities” in the condensed consolidated balance sheets.

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
March 31, 2017
Assets
Derivative assets:
Options on futures contracts	$16	$—	$16
Total	16	—	16	(1)
Liabilities
Non-derivative liabilities:
Deferred compensation plan	(12,306)	—	(12,306)
Total	(12,306)	—	(12,306)
Net	$(12,290)	$—	$(12,290)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2016
Assets
Derivative assets:
Options on futures contracts	$91	$—	$91
Total	91	—	91	(1)
Liabilities
Non-derivative liabilities:
Deferred compensation plan	(9,078)	—	(9,078)
Total	(9,078)	—	(9,078)
Net	$(8,987)	$—	$(8,987)
__________________

(1)	Reported as “investments in securities” in the condensed consolidated balance sheets.

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

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2017		2016
Assets
Derivative assets:
Equity put options	$—		$(286)
Equity call options	—		(235)
Options on futures contracts	(75)		59

Non-derivative assets:
Equity securities	—		(6,030)
U.S. treasury securities	—		677
Total	(75)		(5,815)
Liabilities
Derivative liabilities:
Short equity put options	—		(397)
Short equity call options	—		571

Non-derivative liabilities:
Equity securities	—		(43)
Deferred compensation plan	(3,340)		1,612
Total	(3,340)		1,743
Net	$(3,415)		$(4,072)
Total combined
Unrealized gain (loss) on investment securities	$125		$1,129
Realized gain (loss) on investment securities	(200)		(6,813)
Deferred compensation plan	(3,340)	(1)	1,612	(1)
Net	$(3,415)		$(4,072)
________

(1)	Reported as a component of “salaries and benefits” in the condensed consolidated statements of operations and comprehensive income (loss).

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

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$16	$16	$91	$91
Financial liabilities measured at fair value:
Deferred compensation plan	12,306	12,306	9,078	9,078
Financial assets not measured at fair value:
Cash and cash equivalents	$40,094	$40,094	$84,091	$84,091
Restricted cash	13,178	13,178	9,752	9,752
Receivables	110	110	16	16
Due from Ashford Trust OP	12,587	12,587	12,179	12,179
Due from Ashford Prime OP	2,570	2,570	3,817	3,817
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$16,259	$16,259	$11,601	$11,601
Due to affiliates	1,707	1,707	933	933
Due to Ashford Trust OP from AQUA U.S. Fund	2,579	2,579	—	—
Due to Ashford Prime OP from AQUA U.S. Fund	—	—	2,289	2,289
Other liabilities	13,178	13,178	9,752	9,752
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
Receivables, due from Ashford Trust OP, due from Ashford Prime OP, accounts payable and accrued expenses, due to affiliates, due to Ashford Trust OP from AQUA U.S. Fund, due to Ashford Prime OP from AQUA U.S. Fund and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
6. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 11 to our condensed consolidated financial statements, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot.
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
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. The plaintiff’s response is due May 23, 2017. The outcome of this matter cannot be predicted with any certainty.

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
Noncontrolling Interests in Consolidated Entities—As of March 31, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 0% in the AQUA Fund and 15.62% in OpenKey. As of December 31, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 100% in OpenKey. At March 31, 2017 and December 31, 2016 noncontrolling interests in consolidated entities had a total carrying value of $328,000 and $52.8 million, respectively. Income (loss) from consolidated entities attributable to these noncontrolling interests was income of $25,000 and a loss of $6.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
8. Redeemable Noncontrolling Interests
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
Redeemable noncontrolling interests in Ashford LLC as of March 31, 2017 and December 31, 2016, were $244,000 and $179,000, respectively, which represented ownership of approximately 0.2% as of each date. The carrying value of redeemable noncontrolling interests as of March 31, 2017 and December 31, 2016, included adjustments of $203,000 and $134,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three months ended March 31, 2017 and March 31, 2016, net income of $4,000 and net loss of $3,000, respectively, were allocated to these redeemable noncontrolling interests.
Redeemable Noncontrolling Interest in Subsidiary Common Stock—Redeemable noncontrolling interest in subsidiary common stock represented a 41.64% and 46.31% ownership interest in OpenKey, a consolidated VIE, at March 31, 2017 and December 31, 2016, respectively. This 41.64% redeemable ownership interest was retained by the party that previously held a 100% interest, included in noncontrolling interests in consolidated entities. The carrying value of redeemable noncontrolling interests in subsidiary common stock as of March 31, 2017 and December 31, 2016, was $1.4 million and $1.3 million, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying value of the redeemable noncontrolling interest included adjustments of $659,000 and $975,000 to reflect the excess of redemption value over the accumulated historical cost. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. For the three months ended March 31, 2017, net loss of $359,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock. For the period from March 8, 2016 through March 31, 2016, net loss of $115,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock.
9. Equity-Based Compensation
Equity-based compensation expense is recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three months ended March 31, 2017 and 2016 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2017	2016
Equity-based compensation
Stock option amortization (1)	$1,599	$961
Pre-spin equity grants expense (2)	673	1,986
Total equity-based compensation (3)	$2,272	$2,947

Other equity based compensation
REIT equity based compensation (4)	$(1,283)	$287
	$989	$3,234
________
(1) As of March 31, 2017, the Company had approximately $7.8 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.4 years. During the three months ended March 31, 2017, stock option amortization included $4,000 of amortization related to OpenKey stock options issued under OpenKey’s stock plan.
(2) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. As a result, we will continue to recognize equity-based compensation expense related to these grants. As of March 31, 2017, the outstanding restricted stock/units related to the assumed Ashford Trust equity grants had vesting schedules through April 2017. As of March 31, 2017, the unrecognized cost of these unvested shares of restricted stock/units was $12,000 which will be amortized over a period of 0.1 years.
(3) Additionally, $2,000 and $3,000 of equity-based compensation associated with employees of an affiliate was included in “general and administrative” expense for the three months ended March 31, 2017 and March 31, 2016, respectively. See note 11.
(4) REIT equity based compensation expense is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. See notes 2 and 11.
10. Deferred Compensation Plan
We administer a nonqualified deferred compensation plan (“DCP”) for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive income (loss) as presented below for the three months ended March 31, 2017 and 2016 (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Change in fair value
Unrealized gain (loss)	$(3,340)	$1,612

Distributions
Fair value (1)	$112	$—
Shares (1)	2	—
________
(1) Distributions made to one participant.
As of March 31, 2017 and December 31, 2016 the carrying value of the DCP liability was $12.3 million and $9.1 million, respectively.
11. Related Party Transactions
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2017, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is earned annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenue from Ashford Trust OP (in thousands):

	Three Months Ended March 31,
	2017	2016
Advisory services revenue
Base advisory fee	$8,824	$8,540
Reimbursable expenses (1)	1,567	1,498
Equity-based compensation (2)	402	900
Incentive advisory fee (3)	452	—
Total advisory services revenue	$11,245	$10,938

Other revenue
Investment management reimbursements (4)	$417	$—
Lease revenue (5)	56	—
Other services (6)	9	—
Total other revenue	$482	$—

Total revenue	$11,727	$10,938
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the pro-rata portion of the second year installment of the 2016 incentive advisory fee in the amount of $452,000 for the three months ended March 31, 2017, for which the payment is due January 2018 subject to the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust.

(4)
Investment management reimbursements include AIM’s management of all or a portion of Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(5)
In connection with our key money transactions with Ashford Trust, we lease furniture, fixtures and equipment to Ashford Trust at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(6)	Other services revenue is associated with certain subsidiaries of Ashford Inc. that provide other hotel services to Ashford Trust.
At March 31, 2017 and December 31, 2016, we had a net receivable of $12.6 million and $12.2 million, respectively, from Ashford Trust OP associated primarily with the advisory services fee discussed above and other services. As of March 31, 2017, we also had a payable due to Ashford Trust OP in the amount of $2.6 million related to the hold back from Ashford Trust’s liquidation of its investment in the AQUA Fund.
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Prime's total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2017, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is earned annually in each year that Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Prime’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
The following table summarizes the revenue from Ashford Prime OP (in thousands):

	Three Months Ended March 31,
	2017	2016
Advisory services revenue
Base advisory fee	$2,003	$2,025
Reimbursable expenses (1)	549	656
Equity-based compensation (2)	(1,685)	(613)
Incentive advisory fee (3)	319	319
Total advisory services revenue	$1,186	$2,387

Other revenue
Lease revenue (4)	$84	$84
Total other revenue	$84	$84

Total revenue	$1,270	$2,471
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the pro-rata portion of the third year installment of the 2015 incentive advisory fee in the amount of $319,000 for the three months ended March 31, 2017, for which the payment is due January 2018 subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime and the pro-rata portion of the second year installment of the 2015 incentive advisory fee in the amount of $319,000 for the three months ended March 31, 2016, for which the payment was made in January 2017.

(4)
In connection with our key money transactions with Ashford Prime, we lease furniture, fixtures and equipment to Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

At March 31, 2017 and December 31, 2016, we had receivables of $2.6 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee and lease revenue discussed above.
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
•    we will disclose publicly the revenues and expenses used to calculate “Net Earnings” on a quarterly basis which is used to calculate the termination fee; we will retain an accounting firm to provide a quarterly report to Ashford Prime on the reasonableness of our determination of expenses, which will be binding on the parties;
•    our right under the advisory agreement to appoint a “Designated CEO” has been eliminated;
•    our right to terminate the advisory agreement due to a change in a majority of the “Company Incumbent Board” (as defined in the advisory agreement) has been eliminated;

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying condensed consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Ashford Prime. These reimbursements are included in “general and administrative” expenses on the condensed consolidated statements of operations and comprehensive income (loss). The charges totaled $1.2 million and $1.9 million, for the three months ended March 31, 2017 and March 31, 2016, respectively. The amounts due under these arrangements as of March 31, 2017 and December 31, 2016, are included in “due to affiliates” on our condensed consolidated balance sheets.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund was liquidated in accordance with the laws of the Cayman Islands.
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The balance will be paid to limited partners (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the AQUA Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which we expect to be on or before June 30, 2017.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded in “general and administrative” expense. Expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of $2,000 and $3,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.
On June 11, 2015, we announced that we are providing a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we provided $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana, which closed in June 2015. As of December 31, 2016, we provided substantially all of the $4.0 million key money consideration as investments in furniture, fixtures and equipment on behalf of Ashford Trust. In 2017, Ashford Trust leased the assets from Ashford Inc. at no cost for a term of five years. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, advisory revenue of $140,000 and $84,000 was allocated to lease revenue for the three months ended March 31, 2017 and March 31, 2016, respectively. Lease revenue is included in “other” revenue in the condensed consolidated statements of operations and comprehensive income (loss).
On September 17, 2015, we entered into an acquisition agreement (the “Remington Acquisition Agreement”) pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, our stockholders approved the acquisition. On March 24, 2017, the Remington Acquisition Agreement was terminated as we were unsuccessful in receiving an acceptable private letter ruling from the Internal Revenue Service. The receipt of the private letter ruling was a condition to the closing of the transaction. No termination penalties were incurred as a result of the termination of the Remington Acquisition Agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(2,385)	$(1,732)
Undistributed net income (loss) allocated to common stockholders	(2,385)	(1,732)
Distributed and undistributed net income (loss) - basic	$(2,385)	$(1,732)
Effect of deferred compensation plan	—	(1,612)
Effect of contingently issuable shares	(359)	—
Distributed and undistributed net income (loss) - diluted	$(2,744)	$(3,344)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,015	2,008
Effect of deferred compensation plan shares	—	210
Effect of contingently issuable shares	31	—
Weighted average common shares outstanding – diluted	2,046	2,218

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(1.18)	$(0.86)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(1.34)	$(1.51)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford LLC	$(4)	$(3)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	—	(115)
Total	$(4)	$(118)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	1
Effect of assumed conversion of Ashford LLC units	4	5
Effect of contingently issuable shares	—	41
Total	4	47
13. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and the AQUA Fund in conformity with each entity’s investment guidelines.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Subsequent Events
On April 6, 2017, Ashford Inc. entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Hospitality Holdings LLC, a Delaware limited liability company and a subsidiary of the Company (“Holdings”), in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford Hospitality Advisors LLC, a Delaware limited liability company and the operating company of the Company (“Advisors”), with Advisors surviving the Merger as a wholly-owned subsidiary of Ashford Advisors, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Advisors. The Merger was effectuated in order to facilitate the acquisition by the Company of certain ancillary service businesses.
On April 6, 2017, Ashford Inc. acquired a 70% common interest and a 50% interest in the Series B-2 Preferred Stock in Pure Rooms for approximately $97,000 in cash and the assumption of certain liabilities.
The following table reflects the unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016, and the removal of $115,000 of non-recurring transaction costs directly attributable to the acquisitions for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenue	$13,885	$13,836
Net income (loss)	(2,445)	(8,495)
On April 13, 2017, OpenKey entered into a $1.5 million line of credit ("LOC") with Comerica Bank that is secured by all of OpenKey's assets. The LOC matures on October 31, 2018 and has an interest rate of prime plus 2.75%. In connection with the LOC, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company.” “AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the factors discussed in our Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017 (the “2016 10-K”), including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

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
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements summarized under “Item 1A. Risk Factors” of our 2016 10-K, the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. Effective as of October 31, 2016, Ashford Inc. changed its state of incorporation from Delaware to Maryland. As of May 5, 2017, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company. Ashford Prime holds approximately 195,000 shares, which represents an approximate 9.6% ownership interest in Ashford Inc.
Our principal business objective is to provide asset management and other advisory services to other entities. The Company seeks to grow in three primary areas; (i) expanding its existing platforms accretively and accelerating performance to earn incentive fees; (ii) starting new platforms for additional base and incentive fees; and (iii) investing in or incubating businesses that can achieve accelerated growth through doing business with our existing platforms. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Ashford Prime. In our capacity as the advisor to Ashford Trust and Ashford Prime, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Ashford Prime, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Ashford Prime to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible, but may in the future be responsible, for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Ashford Prime, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Ashford Prime.
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
On January 24, 2017, we entered into the Fourth Amended and Restated Advisory Agreement with Ashford Prime that amends and restates our current advisory agreement with Ashford Prime. The Amended and Restated Ashford Prime Advisory Agreement will not become effective unless and until it is approved by Ashford Prime’s stockholders. For more information, please see note 11 to our condensed consolidated financial statements.
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
On March 3, 2017, Ashford Inc. and Ashford Trust invested an additional $1.3 million and $650,000, respectively, for an additional ownership interest in OpenKey, a consolidated VIE. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guestrooms. See notes 1, 2, 7, 8 and 11 to our condensed consolidated financial statements.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund was liquidated in accordance with the laws of the Cayman Islands.
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, will be distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The balance will be paid to limited partners (without interest) promptly following the completion of the audits of the AQUA U.S. Fund’s and the AQUA Master Fund’s financial statements for the period January 1, 2017 through March 31, 2017, which we expect to be on or before June 30, 2017.
On September 17, 2015, we entered into an acquisition agreement (the “Remington Acquisition Agreement”) pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, our stockholders approved the acquisition. On March 24, 2017, the Remington Acquisition Agreement was terminated as we were unsuccessful in receiving an acceptable private letter ruling from the Internal Revenue Service. The receipt of the private letter ruling was a condition to the closing of the transaction. No termination penalties were incurred as a result of the termination of the Remington Acquisition Agreement.
On April 6, 2017, Ashford Inc., a Maryland corporation, entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Hospitality Holdings LLC, a Delaware limited liability company and a subsidiary of the Company (“Holdings”), in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford Hospitality Advisors LLC, a Delaware limited liability company and the operating company of the Company (“Advisors”), with Advisors surviving the Merger as a wholly-owned subsidiary of Ashford Advisors, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Advisors. The Merger was effectuated in order to facilitate the acquisition by the Company of certain ancillary service businesses.
On April 6, 2017, Ashford Inc. acquired a 70% common interest and a 50% interest in the Series B-2 Preferred Stock in Pure Rooms for approximately $97,000 in cash and the assumption of certain liabilities. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. Hotel rooms participating in this program typically achieve between a $20 and $30 premium per night.
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

Sources and Uses of Cash
As of March 31, 2017 and December 31, 2016, we had $40.1 million and $84.1 million of cash and cash equivalents, respectively, and $13.2 million and $9.8 million of restricted cash respectively. As of March 31, 2017 and December 31, 2016, cash and cash equivalents included funds associated with the AQUA U.S. Fund in the amounts of $2.7 million and $55.1 million, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $10.6 million for the three months ended March 31, 2017 and provided net cash flows of $77.0 million for the three months ended March 31, 2016. The higher cash flows provided by operating activities in the three months ended March 31, 2016 was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund during the three months ended March 31, 2016. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2017, investing activities used net cash flows of $144,000, which is attributable to purchases of computer software, furniture, fixtures and equipment of $159,000, partially offset by proceeds from disposal of furniture, fixtures and equipment, net of $15,000. For the three months ended March 31, 2016, investing activities used net cash flows of $70,000, all of which was associated with purchases of computer software, furniture, fixtures and equipment.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2017, net cash flows used in financing activities was $51.0 million. These cash outflows consisted of $52.4 million of distributions to noncontrolling interests in consolidated entities and $24,000 for the repurchase of common stock, partially offset by $650,000 of contributions from noncontrolling interests in a consolidated entity and an increase in advances to employees of $742,000 associated with tax withholdings for restricted stock vestings. For the three months ended March 31, 2016, net cash flows provided by financing activities was $1.6 million, which consisted of $2.0 million of contributions from noncontrolling interests in consolidated entities, partially offset by an excess tax benefit associated with stock-based compensation of $314,000, net repayments in advances to employees of $111,000 associated with tax withholdings for restricted stock vestings and $19,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
REVENUE
Advisory services	$12,431	$13,325	$(894)	(6.7)%
Other	582	84	498	592.9%
Total revenue	13,013	13,409	(396)	(3.0)%
EXPENSES
Salaries and benefits	11,032	9,208	(1,824)	(19.8)%
Depreciation	468	272	(196)	(72.1)%
General and administrative	3,649	4,441	792	17.8%
Total expenses	15,149	13,921	(1,228)	(8.8)%
OPERATING INCOME (LOSS)	(2,136)	(512)	(1,624)	(317.2)%
Realized gain (loss) on investment in unconsolidated entity	—	(3,601)	3,601	100.0%
Unrealized gain (loss) on investment in unconsolidated entity	—	2,141	(2,141)	(100.0)%
Interest income (expense)	33	13	20	153.8%
Dividend income	93	13	80	615.4%
Unrealized gain (loss) on investments	125	1,129	(1,004)	(88.9)%
Realized gain (loss) on investments	(200)	(6,813)	6,613	97.1%
Other income (expenses)	(8)	(128)	120	93.8%
INCOME (LOSS) BEFORE INCOME TAXES	(2,093)	(7,758)	5,665	73.0%
Income tax (expense) benefit	(630)	(640)	10	1.6%
NET INCOME (LOSS)	(2,723)	(8,398)	5,675	67.6%
(Income) loss from consolidated entities attributable to noncontrolling interests	(25)	6,548	(6,523)	(99.6)%
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	4	3	1	33.3%
Net (income) loss attributable to redeemable noncontrolling interests in subsidiary common stock	359	115	244	212.2%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,385)	$(1,732)	$(653)	(37.7)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $653,000, or 37.7%, to $2.4 million for the three months ended March 31, 2017 (the “2017 quarter”) compared to the three months ended March 31, 2016 (the “2016 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue decreased $396,000, or 3.0%, to $13.0 million for the 2017 quarter compared to the 2016 quarter. The changes in total revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change
Advisory services revenue:
Base advisory fee (1)	$10,827	$10,565	$262
Incentive advisory fee (2)	771	319	452
Reimbursable expenses (3)	2,116	2,154	(38)
Non-cash stock/unit-based compensation (4)	(1,283)	287	(1,570)
Total advisory services revenue	12,431	13,325	(894)
Other revenue:
Investment management reimbursements (5)	417	—	417
Lease revenue (6)	140	84	56
Other services (7)	25	—	25
Total other revenue	582	84	498
Total revenue	$13,013	$13,409	$(396)
________

(1)
The increase in base advisory fee is due to higher revenue of $284,000 from Ashford Trust and lower revenue of $22,000 from Ashford Prime. See note 11 to our condensed consolidated financial statements.

(2)
The increase in incentive advisory fee is due to higher revenue of $452,000 from Ashford Trust. The incentive advisory fee for the three months ended March 31, 2017, includes the pro-rata portion of the second year installment of the 2016 incentive advisory fee in the amount of $452,000, for which payment is due January 2018, subject to meeting the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust and the pro-rata portion of the third year installment of the 2015 incentive advisory fee in the amount of $319,000, for which the payment is due January 2018, subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime. The incentive advisory fee for the three months ended March 31, 2016, includes the pro-rata portion of the second year installment of the 2015 incentive advisory fee in the amount of $319,000, for which payment was made in January 2017. See note 11 to our condensed consolidated financial statements.

(3)
The decrease in reimbursable expenses revenue is due to higher revenue of $69,000 from Ashford Trust and lower revenue of $107,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. See note 11 to our condensed consolidated financial statements.

(4)
The decrease in equity-based compensation revenue is due to lower revenue of $498,000 from Ashford Trust and lower revenue of $1.1 million from Ashford Prime. Equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” See note 11 to our condensed consolidated financial statements.

(5)
The increase in investment management reimbursements is due to higher revenue of $417,000 from Ashford Trust. Investment management reimbursements include AIM’s management of all or a portion of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses. See note 11 to our condensed consolidated financial statements.

(6)
The increase in lease revenue is due to higher lease revenue of $56,000 from Ashford Trust and consistent lease revenue from Ashford Prime. In connection with our key money transactions, we lease furniture, fixtures and equipment at no cost to Ashford Trust and Ashford Prime. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. See note 11 to our condensed consolidated financial statements.

(7)
The increase in other services revenue is due to higher revenues of $25,000 earned by OpenKey, a consolidated VIE which provides hotel services to Ashford Trust and other nonrelated parties. See notes 2, 7, 8 and 11 to our condensed consolidated financial statements.

Salaries and Benefits Expense. Salaries and benefits expense increased $1.8 million, or 19.8%, to $11.0 million during the 2017 quarter compared to the 2016 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change
Cash salaries and benefits:
Salary expense	$4,600	$4,761	$(161)
Bonus expense	1,090	1,592	(502)
Benefits related expenses	1,013	1,233	(220)
Total cash salaries and benefits (1)	6,703	7,586	(883)
Non-cash equity-based compensation:
Pre spin-off Ashford Trust equity grants (2)	673	1,986	(1,313)
Stock option grants (3)	1,599	961	638
Ashford Trust & Ashford Prime equity grants (4)	(1,283)	287	(1,570)
Total non-cash equity-based compensation	989	3,234	(2,245)
Non-cash (gain) loss in deferred compensation plan (5)	3,340	(1,612)	4,952
Total salaries and benefits	$11,032	$9,208	$1,824
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. The expense decreases each year as the Ashford Trust equity grants become fully vested. See note 11 to our condensed consolidated financial statements.

(3)
The increase in expense is due to stock options granted in 2016 with a three year vesting period of which there was no expense in the three months ended March 31, 2016. See notes 9 and 11 to our condensed consolidated financial statements.

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The decrease is primarily attributable to a decrease in the fair value of equity grants. See notes 2, 9 and 11 to our condensed consolidated financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. The increase is primarily attributable to an increase in the fair value of the DCP obligation. See note 10 to our condensed consolidated financial statements.

Depreciation Expense. Depreciation expense increased $196,000, or 72.1%, to $468,000 during the 2017 quarter compared to the 2016 quarter. The increase is primarily the result of furniture, fixtures and equipment additions and software implementations since March 31, 2016.

General and Administrative Expense. General and administrative expenses decreased $792,000, or 17.8%, to $3.6 million during the 2017 quarter compared to the 2016 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change
Professional fees	$1,881	$1,720	$161
Office expense	641	851	(210)
Public company costs	273	209	64
Director costs	137	215	(78)
Travel and other expense	658	652	6
Non-capitalizable costs - software implementation (1)	59	794	(735)	(1)
Total general and administrative	3,649	4,441	(792)
________

(1)	The decrease in these costs is primarily due to software project timing.
Realized Gain (Loss) on Investment in Unconsolidated Entity. We did not recognize any realized gain/loss in the 2017 quarter. In the 2016 quarter, we recorded a realized loss of $3.6 million on an investment in an unconsolidated investment fund for which AIM was the investment adviser.
Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We did not recognize any unrealized gain/loss in the 2017 quarter. In the 2016 quarter, we recorded an unrealized gain of $2.1 million on an investment in an unconsolidated investment fund for which AIM was the investment adviser.
Interest Income (Expense). Interest income was $33,000 and $13,000 for the 2017 quarter and 2016 quarter, respectively, related to investments in the AQUA U.S. Fund.
Dividend Income (Expense). Dividend income was $93,000 and $13,000 for the 2017 quarter and 2016 quarter, respectively, related to investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. We recorded unrealized gains on investments of $125,000 and $1.1 million for the 2017 quarter and 2016 quarter, respectively, related to investments in the AQUA U.S. Fund. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $200,000 and $6.8 million for the 2017 quarter and 2016 quarter, respectively. The realized gain (loss) on investments is related to investments in the AQUA U.S. Fund and options on futures contracts.
Other Income (Expenses). Other expenses was $8,000 and $128,000 for the 2017 quarter and 2016 quarter, respectively.
Income Tax Benefit (Expense). Income tax expense decreased $10,000, from $640,000 for the 2016 quarter to $630,000 for the 2017 quarter. The decrease in income tax expense is primarily due to an increase in deferred tax benefit recognized as a result of the partial release of the valuation allowance.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated income of $25,000 in the 2017 quarter and loss $6.5 million in the 2016 quarter. At March 31, 2017, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco and 15.62% in OpenKey with a combined total carrying value of $328,000. At March 31, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 12.2% in OpenKey with a combined total carrying value of $101.1 million. The change in carrying value of noncontrolling interests is due primarily to the dissolution of the AQUA U.S. Fund as of March 31, 2017. See notes 1, 2, and 7 to our condensed consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Ashford LLC. Redeemable noncontrolling interests in Ashford LLC were allocated net loss of $4,000 and $3,000 in the 2017 quarter and 2016 quarter, respectively. Redeemable noncontrolling interests in Ashford LLC represented ownership interests of 0.2% in Ashford LLC at both March 31, 2017 and March 31, 2016.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated net loss of $359,000 in the 2017 quarter. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 41.64% in subsidiary common stock at March 31, 2017. Redeemable noncontrolling interest in subsidiary common stock was allocated net loss of $115,000 in the 2016 quarter and represented an ownership interest of 49.28% in subsidiary common stock at March 31, 2016.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see notes 1 and 2 to our condensed consolidated financial statements.
Contractual Obligations and Commitments
There have been no material changes since December 31, 2016, outside the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Form 10-K other than the termination of the Remington Lodging acquisition cancellation fee as a result of the termination of the Remington Acquisition Agreement on March 24, 2017. See note 11 to our condensed consolidated financial statements.
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Form 10-K. There have been no material changes in these critical accounting policies.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 13 to our condensed consolidated financial statements, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Transactions and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Transactions if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot.
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
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. The plaintiff’s response is due May 23, 2017. The outcome of this matter cannot be predicted with any certainty.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the first quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	—		$—	—	$—
February 1 to February 28	312		56.72	—	—
March 1 to March 31	114		59.00	—	—
Total	426	(1)	$57.33	—
________
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

3.2	Bylaws of Ashford Inc., a Maryland corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)
10.1	Fourth Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017) (File No. 001-36400)
10.2
Investment Management Agreement, dated January 19, 2017, between AHT SMA, LP, a Delaware limited partnership, and Ashford Investment Management LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017) (File No. 001-36400)

10.3
Amended and Restated Employment Agreement, dated as of February 20, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Douglas A. Kessler (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2017) (File No. 001-36400)

10.4
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2017) (File No. 001-36400)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	May 9, 2017	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 9, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer