Form 10-Q
period 2017-06-30
Ashford Inc.
filed 2017-08-08
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,021,754
(Class)	Outstanding at August 4, 2017

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$36,972	$84,091
Restricted cash	14,000	9,752
Investments in securities	—	91
Prepaid expenses and other	835	1,305
Receivables	245	16
Due from Ashford Trust OP	10,864	12,179
Due from Ashford Prime OP	3,252	3,817
Other assets	66	—
Total current assets	66,234	111,251
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	11,752	12,044
Deferred tax assets	—	6,002
Goodwill	813	—
Intangible assets, net	166	—
Total assets	$79,465	$129,797
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,834	$11,314
Due to affiliates	2,293	933
Due to Ashford Prime OP from AQUA U.S. Fund	—	2,289
Deferred compensation plan	161	144
Notes payable	337	—
Other liabilities	13,311	9,752
Total current liabilities	23,936	24,432
Accrued expenses	57	287
Deferred income	10,462	4,515
Deferred compensation plan	10,472	8,934
Notes payable, net	76	—
Total liabilities	45,003	38,168
Commitments and contingencies (note 8)
Redeemable noncontrolling interests	211	179
Redeemable noncontrolling interest in subsidiary common stock	1,555	1,301
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,021,754 and 2,015,589 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	20	20
Additional paid-in capital	241,102	237,796
Accumulated deficit	(209,029)	(200,439)
Total stockholders’ equity of the Company	32,093	37,377
Noncontrolling interests in consolidated entities	603	52,772
Total equity	32,696	90,149
Total liabilities and equity	$79,465	$129,797
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Advisory services	$18,172	$18,068	$30,603	$31,393
Other	1,467	84	2,049	168
Total revenue	19,639	18,152	32,652	31,561
EXPENSES
Salaries and benefits	11,364	15,984	22,396	25,192
Depreciation and amortization	587	272	1,055	544
General and administrative	4,947	4,088	8,596	8,529
Impairment	1,072	—	1,072	—
Other	251	—	251	—
Total expenses	18,221	20,344	33,370	34,265
OPERATING INCOME (LOSS)	1,418	(2,192)	(718)	(2,704)
Realized gain (loss) on investment in unconsolidated entity	—	—	—	(3,601)
Unrealized gain (loss) on investment in unconsolidated entity	—	—	—	2,141
Interest expense and amortization of loan costs	(15)	—	(15)	—
Interest income	38	10	71	23
Dividend income	—	33	93	46
Unrealized gain (loss) on investments	78	(234)	203	895
Realized gain (loss) on investments	(94)	470	(294)	(6,343)
Other income (expense)	(13)	(21)	(21)	(149)
INCOME (LOSS) BEFORE INCOME TAXES	1,412	(1,934)	(681)	(9,692)
Income tax (expense) benefit	(8,643)	655	(9,273)	15
NET INCOME (LOSS)	(7,231)	(1,279)	(9,954)	(9,677)
(Income) loss from consolidated entities attributable to noncontrolling interests	190	(182)	165	6,366
Net (income) loss attributable to redeemable noncontrolling interests	(4)	4	—	7
Net (income) loss attributable to redeemable noncontrolling interest in subsidiary common stock	336	351	695	466
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(6,709)	$(1,106)	$(9,094)	$(2,838)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(6,709)	$(1,106)	$(9,094)	$(2,838)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.32)	$(0.55)	$(4.51)	$(1.41)
Weighted average common shares outstanding - basic	2,019	2,011	2,017	2,010
Diluted:
Net income (loss) attributable to common stockholders	$(3.85)	$(0.71)	$(4.77)	$(1.85)
Weighted average common shares outstanding - diluted	2,265	2,048	2,051	2,152
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount
Balance at January 1, 2017	2,016	$20	$237,796	$(200,439)	$52,772	$90,149	$179	$1,301
Purchases of common stock	—	—	(24)	—	—	(24)	—	—
Equity-based compensation	5	—	3,771	684	16	4,471	—	—
OpenKey warrant issuance	—	—	—	—	28	28	—	—
Deferred compensation plan distribution	1	—	112	—	—	112	—	—
Employee advances	—	—	(93)	—	—	(93)	—	—
Contributions from noncontrolling interests	—	—	—	—	650	650	—	—
Acquisition of Pure Rooms	—	—	—	—	425	425	—	—
Reallocation of carrying value	—	—	(460)	—	(341)	(801)	—	801
Redemption of noncontrolling interest holder in AQUA U.S. Fund	—	—	—	—	(52,782)	(52,782)	—	—
Redemption value adjustment	—	—	—	(180)	—	(180)	32	148
Net income (loss)	—	—	—	(9,094)	(165)	(9,259)	—	(695)
Balance at June 30, 2017	2,022	$20	$241,102	$(209,029)	$603	$32,696	$211	$1,555
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(9,954)	$(9,677)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,061	544
Change in fair value of deferred compensation plan	1,667	(684)
Realized and unrealized (gain) loss on investment in unconsolidated entity, net	—	1,460
Equity-based compensation	4,471	6,017
Excess tax (benefit) deficiency on equity-based compensation	—	314
Deferred tax expense (benefit)	6,002	485
Impairment	1,072	—
(Gain) loss on sale of furniture, fixtures and equipment	8	—
Amortization of loan costs	9	—
Realized and unrealized (gain) loss on investments, net	91	5,448
Purchases of investments in securities	—	(78,760)
Sales of investments in securities	—	153,273
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Prepaid expenses and other	493	532
Receivables	62	82
Due from Ashford Trust OP	1,180	2,520
Due from Ashford Prime OP	565	(2,273)
Other assets	(6)	—
Accounts payable and accrued expenses	(3,862)	(4,218)
Due to affiliates	149	499
Other liabilities	3,559	5,664
Deferred income	5,496	1,752
Net cash provided by (used in) operating activities	12,063	82,978
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(474)	(335)
Proceeds from disposal of furniture, fixtures and equipment, net	15	—
Cash acquired in acquisition of Pure Rooms	129	—
Redemption of investment in unconsolidated entity	—	1,375
Net cash provided by (used in) investing activities	(330)	1,040
Cash Flows from Financing Activities
Payments on note payable	(38)	—
Payments of loan costs	(28)	—
Excess tax benefit (deficiency) on equity-based compensation	—	(314)
Purchases of common stock	(24)	(20)
Employee advances	(93)	198
Contributions from minority interest	650	2,051
Distributions to noncontrolling interests in consolidated entities	(55,071)	(44,109)
Net cash provided by (used in) financing activities	(54,604)	(42,194)
Net change in cash, cash equivalents and restricted cash	(42,871)	41,824
Cash, cash equivalents and restricted cash at beginning of period	93,843	55,956
Cash, cash equivalents and restricted cash at end of period	$50,972	$97,780

	Six Months Ended June 30,
	2017	2016
Supplemental Cash Flow Information
Interest paid	$4	$133
Income taxes paid	2,981	848
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	112	—
Capital expenditures accrued but not paid	1,831	2,607
Accrued but unpaid redemption of AQUA offshore fund	—	7
Accrued but unpaid redemption of AQUA U.S. Fund	—	2,311
Subsidiary equity consideration for Pure Rooms acquisition	425	—
Assumption of debt associated with Pure Rooms acquisition	475	—
Issuance of OpenKey warrant	28	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$84,091	$50,272
Restricted cash at beginning of period	9,752	5,684
Cash, cash equivalents and restricted cash at beginning of period	$93,843	$55,956

Cash and cash equivalents at end of period	$36,972	$86,432
Restricted cash at end of period	14,000	11,348
Cash, cash equivalents and restricted cash at end of period	$50,972	$97,780
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Maryland corporation formed on April 2, 2014 that provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE American Exchange. Ashford Trust holds approximately 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, which represents an approximate 30% ownership interest in Ashford Inc. Ashford Prime holds approximately 195,000 shares, which represents an approximate 9.6% ownership interest in Ashford Inc.
On April 6, 2017, Ashford Inc. entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Hospitality Holdings LLC, a Delaware limited liability company and a subsidiary of the Company (“Ashford Holdings”), in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford Hospitality Advisors LLC, a Delaware limited liability company and the operating company of the Company (“Ashford LLC”), with Ashford LLC surviving the Merger as a wholly-owned subsidiary of Ashford Holdings. Ashford Holdings is owned 99.8% by Ashford Inc. and 0.2% by noncontrolling interest holders. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Advisors. The Merger was effectuated in order to facilitate the acquisition by the Company of certain ancillary service businesses.
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
During the first quarter of 2017, AIM served as investment adviser to Ashford Quantitative Alternative Master Fund, L.P. (the “AQUA Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund had one limited partner: Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”), a U.S. investment limited partnership. The AQUA U.S. Fund invested substantially all of its assets in the Master Fund. The Master Fund was managed by AIM GP and AIM. The AQUA Master Fund and the AQUA U.S. Fund are collectively known as the “AQUA Fund.”
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The remaining hold-back amounts were paid during the second quarter of 2017. As of June 30, 2017, AQUA U.S. Fund has been fully dissolved.
The accompanying condensed consolidated financial statements reflect the operations of our asset and investment management business including the AQUA Fund (through March 31, 2017, the date of its dissolution) and entities that we consolidate. Our asset and investment management business provides asset and investment management, accounting and legal services to Ashford Trust, Ashford Prime and the AQUA Fund. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
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
As of June 30, 2017, we held a variable interest in OpenKey, Inc. (“OpenKey”), a consolidated VIE in which the redeemable noncontrolling interest holder held a 41.63% interest and the noncontrolling interest holders held a 15.64% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of OpenKey and therefore we consolidate it. As of June 30, 2017, OpenKey held approximately $1.3 million of total assets that primarily consisted of cash and cash equivalents and other assets that can only be used to settle its obligations. Additionally, as of June 30, 2017, OpenKey had accounts payable and accrued expenses of $260,000 for which creditors do not have recourse to Ashford Inc., and also had not drawn on its available line of credit.
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
As of June 30, 2017, we held a variable interest in PRE Opco, LLC (“Pure Rooms”), a consolidated VIE in which the noncontrolling interest holders held a 30% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of Pure Rooms and therefore we consolidate it. As of June 30, 2017, Pure Rooms held approximately $1.4 million of total assets that primarily consisted of cash and cash equivalents, receivables and other assets that can only be used to settle its obligations. As of June 30, 2017, Pure Rooms had accounts payable, notes payable and accrued expenses of $1.0 million for which creditors do not have recourse to Ashford Inc. Additionally, as of June 30, 2017, Pure Rooms had a $337,000 term loan and a $100,000 outstanding balance on a line of credit, for which creditors do not have recourse to Ashford Inc.
Use of Estimates—The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Restricted Cash—Restricted cash represents reserves for casualty insurance claims and the associated ancillary costs. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds, from the Ashford Trust/Prime properties and their respective management companies, of an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The offset to restricted cash amounts is included in other liabilities. We early adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash effective January 1, 2017. See discussion in “Recently Adopted Accounting Standards” below.
Impairment of Furniture, Fixtures and Equipment, net-Furniture, fixtures and equipment, net, which includes capitalized software implementation costs, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded impairment charges of $1.1 million and $1.1 million for the three and six months ended June 30, 2017, respectively, offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. The impairment was recognized upon determination that a portion of the implemented software will not be placed into service. See note 13 to our condensed consolidated financial statements. No impairment charge was recorded for furniture, fixtures and equipment, net for the three and six months ended June 30, 2016.
Noncontrolling Interests—Redeemable noncontrolling interests represent the members’ proportionate share of equity in earnings/losses of Ashford Holdings, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these members’ interest. The redeemable noncontrolling interests is classified in the mezzanine section of the condensed consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because each common unit of membership interest may be redeemed by the holder for cash or registered shares in certain cases outside the Company’s control. The carrying value of the noncontrolling interests is based on the greater of the accumulated historical cost or the redemption value.
The redeemable noncontrolling interests in subsidiary common stock as of June 30, 2017 represented the 41.63% ownership interest in a consolidated VIE, OpenKey. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. The carrying value of the redeemable noncontrolling interests in subsidiary common stock is based on the accumulated historical cost adjusted to reflect the excess of redemption value over the accumulated historical cost.
As of June 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 15.64% in OpenKey and 30% in Pure Rooms. As of December 31, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 100% in OpenKey.
Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. The quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Trust and a fixed 0.70% of Ashford Prime’s total market capitalization plus the Key Money Asset Management Fee, as defined in the amended advisory agreements, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” The incentive advisory fee is earned annually in each year that Ashford Prime’s and/or Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

subject to the FCCR Condition, as defined in the advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive advisory fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met. As incentive advisory fees are earned annually, we recognize revenue quarterly based on the amount that would be due pursuant to the applicable advisory agreement as of the interim balance sheet date in accordance with the authoritative accounting guidance.
Certain of our consolidated entities enter into multiple element arrangements with customers. For such arrangements, we determine whether each of the individual deliverables in the arrangement qualify as a separate unit of accounting, which requires that the deliverable have standalone value upon delivery. We allocate arrangement consideration to the separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE and TPE are not available, management’s best estimate of a standalone selling price for the units of accounting. We limit the amount of arrangement consideration to amounts that are fixed or determinable. The arrangement consideration is recognized as revenue as the deliverables are provided to the customer, which is either up front for deliverables that have standalone value upon delivery, or ratably over the period of delivery.
Equity-Based Compensation—Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. In connection with providing advisory services, our officers and employees are granted common stock and LTIP units from Ashford Trust and Ashford Prime, which result in expense equal to the fair value of the award, included in “salaries and benefits” in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
Other Comprehensive Income (Loss)—As there are no transactions requiring presentation in other comprehensive income (loss), but not in net income (loss), the Company’s net income (loss) equates to other comprehensive income (loss).
Investments in Unconsolidated Entities—We hold an investment in an unconsolidated entity with a carrying value of $500,000 at both June 30, 2017 and December 31, 2016, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities. No such impairment was recorded during the three and six months ended June 30, 2017 or June 30, 2016.
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
Our effective tax rates on income (loss) before income taxes for the three and six months ended June 30, 2017 and June 30, 2016 were 676% and 1,138.0%, and 33.9% and 0%, respectively. The rates reflect the effects of permanent differences, changes in the valuation allowance on our deferred tax assets, and losses attributable to noncontrolling interests in partnerships and LLC’s taxed as partnerships for which taxes are not the responsibility of the Company. For the three and six months ended June 30, 2017, the rates also reflect the effect of a 0% effective tax rate on the net losses of certain consolidated VIEs due to it being more likely than not that the related deferred tax assets will not be realized primarily because of each entity’s history of losses. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At June 30, 2017, we recorded gross deferred tax assets of $30.1 million and a full valuation allowance of $30.1 million. After consideration of all evidence, we concluded that it is not

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

more likely than not that we will utilize our deferred tax assets. This conclusion was primarily due to our historical pretax losses and the inability to carry back our deferred tax assets to historical taxable income after the organizational structure of our tax paying entities changed from the Merger described in note 1. If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $5.4 million in the six months ended June 30, 2016. Our beginning-of-period cash, cash equivalents and restricted cash increased $9.8 million and $5.7 million in 2017 and 2016, respectively.

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
Upon adoption of ASU 2014-09, the guidance currently applied by the Company in which it recognizes incentive fee income on an assumed liquidation basis at each reporting date will no longer be permitted. The Company expects the recognition of incentive fees, which are a form of variable consideration, to be deferred until such fees are probable of not being subject to significant reversal. We are currently in process of quantifying the impact on our financial statements.
The Company is currently in the process of implementing the standard and is continuing to evaluate the effect this guidance will have on other revenue streams, including principal versus agent considerations for reporting reimbursable revenue items gross versus net. In addition, the Company is evaluating the disclosure requirements under these standards while also identifying and preparing to implement changes to its accounting policies, practices and controls to support the new standards. The Company will adopt the new standard effective January 1, 2018.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our condensed consolidated financial statements and related disclosures.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the impact that ASU 2017-04 will have on our condensed consolidated financial statements and related disclosures.
3. Acquisitions
Pure Rooms
On April 6, 2017, Ashford Hospitality Services LLC (“AHS”), a subsidiary of Ashford Inc., entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with PRE Opco, LLC (“Pure Rooms”), pursuant to which AHS became the sole owner of the common equity, or Series A Units of Pure Rooms. In conjunction with the LLC Agreement, AHS contributed $97,000 cash to Pure Rooms as required by the LLC Agreement. Pursuant to the Asset and Liability Contribution Agreement (the “Contribution Agreement”), by and among Pure Rooms (as contributee) and PAFR, LLC, the members of PAFR, LLC and Brault Enterprises, LLC (collectively, the “Sellers”), the Sellers contributed the net assets and liabilities of the predecessor operating company, Pure Rooms NA, LLC, with a fair value of $563,000 (see purchase price allocation below) in exchange for certain equity interests in Pure Rooms, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units, $181,000 of Series B-1 Units, and $202,000 of Series B-2 Units. As a result of the Contribution Agreement, our equity interest in Pure Rooms was 70%.
Per the LLC Agreement, the Series A Units are voting units and have the voting rights set forth in the Contribution Agreement but do not have management participation rights. The Series B-1 Units and Series B-2 Units are non-voting units and do not have voting or management participation rights. The distribution waterfall provides seniority as follows: Series B-1, Series B-2, then Series A. There is no coupon or other preference associated with the Series B-1 and B-2 unit classes.
The acquisition of Pure Rooms has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. We have completed our preliminary valuation to determine the fair value of the identifiable assets acquired and liabilities assumed. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Pure Rooms and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to working capital balances, furniture, fixtures and equipment, goodwill, intangibles and notes payable. This valuation is considered a Level 3 valuation technique. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation. Any change to the amounts recorded within working capital balances, furniture, fixtures and equipment, goodwill, intangibles and notes payable will also impact depreciation, amortization and interest expense.
The purchase price and allocation of the purchase price is as follows (in thousands):

Equity consideration	$425
Debt assumed - note payable	375
Debt assumed - line of credit	100
Purchase price	$900

	Fair Value	Estimated Useful Life
Cash	$129
Furniture, fixtures and equipment	170	3 years
Customer relationships	175	5 years
Goodwill	813
Line of credit	(100)
Note payable	(375)
Other assumed liabilities, net of assets acquired	(387)
Fair value of noncontrolling interest in subsidiary	$425
Results of Pure Rooms
The results of operations of Pure Rooms have been included in our results of operations since the acquisition date. For both the three and six months ended June 30, 2017, we have included total revenue of $631,000 and a net loss of $171,000 on our condensed consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Goodwill and Other Intangible Assets
Approximately $813,000 of the purchase price was allocated to goodwill. We expect substantially all of the goodwill to be deductible for income tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Pure Rooms’ operations through our relationships with Ashford Trust and Ashford Prime
The net carrying amounts of intangible assets other than goodwill are as follows (in thousands):

June 30, 2017
Customer relationships	$175
Accumulated amortization	(9)
Customer relationships, net	$166
Amortization expense of these intangible assets over the remaining 2017 period and the next five years is expected to be the following (in thousands):

Year	Aggregate Amortization Expense
July 1, 2017 through December 31, 2017	$17
2018	35
2019	35
2020	35
2021	35
2022	9
$166
Impairment Testing
The Company conducts impairment tests on goodwill annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. We did not identify any circumstances that indicated that the carrying amount of goodwill may not be recoverable as of June 30, 2017.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2016, and the removal of $87,000 and $202,000 of non-recurring transaction costs directly attributable to the acquisition for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	$19,639	$18,712	$33,358	$32,596
Net income (loss)	(7,144)	(1,215)	(9,782)	(9,937)
Net income (loss) attributable to common stockholders	(6,622)	(1,061)	(8,926)	(3,018)
Pro forma income per share:
Basic	$(3.28)	$(0.53)	$(4.43)	$(1.50)
Diluted	$(3.81)	$(0.69)	$(4.69)	$(1.94)
Weighted average common shares outstanding (in thousands):
Basic	2,019	2,011	2,017	2,010
Diluted	2,265	2,048	2,051	2,152

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Notes Payable, net
Notes payable, net consisted of the following (in thousands):

Indebtedness	Subsidiary	Collateral	Maturity	Interest Rate	June 30, 2017	December 31, 2016
Revolving credit facility	OpenKey	None	October 2018	Prime Rate (1) + 2.75%	$—	$—
Revolving credit facility	Pure Rooms	None	On demand	Prime Rate (1) + 1.00%	100	—
Term loan	Pure Rooms	None	October 2018	5.00%	336	—
Total					436	—
Less: current portion					337	—
Notes payable, gross - non-current					99	—
Deferred loan costs, net					(23)	—
Notes payable, net non-current					$76	$—
__________________

(1)	Prime rate was 4.25% at June 30, 2017.
On April 6, 2017, in connection with the acquired controlling interest, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000. The term loan has a fixed interest rate of 5.0% per annum with a stated maturity date of October 2018. The line of credit has a variable interest rate of the Prime Rate plus 1.0%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as current.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement ("Loan Agreement") for a line of credit in the amount of $1.5 million with Comerica Bank. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018 with an interest rate of prime rate plus 2.75%. At June 30, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants was estimated to be $28,000, included in “noncontrolling interests in consolidated entities,” was recorded as debt issuance costs and will be amortized over the term of the line of credit.
5. Derivative Contracts
As of December 31, 2016, the volume of the AQUA U.S. Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at December 31, 2016, was 8,000 long exposure contracts with a notional amount of $0 and no short exposure contracts. As of June 30, 2017, the AQUA U.S. Fund has been dissolved.
Options on Futures Contracts—During the six months ended June 30, 2017, we purchased no options on Eurodollar futures. During the six months ended June 30, 2016, we purchased options on Eurodollar futures for total costs of $94,000 and a maturity date of June 2017. These options were not designated as cash flow hedges. The carrying value of these options on futures contract is included in “investments in securities” in the condensed consolidated balance sheets.
6. Fair Value Measurements
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2017
Liabilities
Non-derivative liabilities:
Deferred compensation plan	$(10,633)	$—	$(10,633)
Total	$(10,633)	$—	$(10,633)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2016
Assets
Derivative assets:
Options on futures contracts	$91	$—	$91
Total	91	—	91	(1)
Liabilities
Non-derivative liabilities:
Deferred compensation plan	(9,078)	—	(9,078)
Total	(9,078)	—	(9,078)
Net	$(8,987)	$—	$(8,987)
__________________

(1)	Reported as “investments in securities” in the condensed consolidated balance sheets.

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

	Gain (Loss) Recognized
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Assets
Derivative assets:
Equity put options	$—		$(184)		$—		$(470)
Equity call options	—		2,116		—		1,881
Options on futures contracts	(16)		(106)		(91)		(47)

Non-derivative assets:
Equity securities	—		(35)		—		(6,065)
U.S. treasury securities	—		—		—		677
Total	(16)		1,791		(91)		(4,024)
Liabilities
Derivative liabilities:
Short equity put options	—		571		—		174
Short equity call options	—		(2,009)		—		(1,438)

Non-derivative liabilities:
Equity securities	—		(117)		—		(160)
Deferred compensation plan	1,673		(928)		(1,667)		684
Total	1,673		(2,483)		(1,667)		(740)
Net	$1,657		$(692)		$(1,758)		$(4,764)
Total combined
Unrealized gain (loss) on investments	$78		$(234)		$203		$895
Realized gain (loss) on investments	(94)		470		(294)		(6,343)
Deferred compensation plan	1,673	(1)	(928)	(1)	(1,667)	(1)	684	(1)
Net	$1,657		$(692)		$(1,758)		$(4,764)
________

(1)	Reported as a component of “salaries and benefits” in the condensed consolidated statements of operations and comprehensive income (loss).

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

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$—	$—	$91	$91
Financial liabilities measured at fair value:
Deferred compensation plan	$10,633	$10,633	$9,078	$9,078
Financial assets not measured at fair value:
Cash and cash equivalents	$36,972	$36,972	$84,091	$84,091
Restricted cash	14,000	14,000	9,752	9,752
Receivables	245	245	16	16
Due from Ashford Trust OP	10,864	10,864	12,179	12,179
Due from Ashford Prime OP	3,252	3,252	3,817	3,817
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$7,891	$7,891	$11,601	$11,601
Due to affiliates	2,293	2,293	933	933
Due to Ashford Prime OP from AQUA U.S. Fund	—	—	2,289	2,289
Other liabilities	13,311	13,311	9,752	9,752
Notes payable, net	436	436	—	—
Investments in securities. Investment securities consist of U.S. treasury securities, publicly traded equity securities, equity put and call options on certain publicly traded equity securities and futures contracts. Liabilities associated with investments in securities consist of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates in active and inactive markets. This is considered either a Level 1 or Level 2 valuation technique. See notes 2, 4, 5 and 6 for a complete description of the methodology and assumptions utilized in determining fair values.
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
Receivables, due from Ashford Trust OP, due from Ashford Prime OP, accounts payable and accrued expenses, due to affiliates, due to Ashford Prime OP from AQUA U.S. Fund and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Notes payable. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 100% of the carrying value of $436,000 at June 30, 2017. This is considered a Level 2 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 11 to our condensed consolidated financial statements, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case. Accordingly, this amount was recorded within “general and administrative” expenses on our condensed consolidated statements of operations and comprehensive income (loss) for both the three and six months ended June 30, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition has been scheduled for October 25, 2017.
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
Noncontrolling Interests in Consolidated Entities—As of June 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 15.64% in OpenKey and 30% in Pure Rooms. As of December 31, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 13.63% in OpenKey. At June 30, 2017 and December 31, 2016, noncontrolling interests in consolidated entities had a total carrying value of $603,000 and $52.8 million, respectively. Income (loss) from consolidated entities attributable to these noncontrolling interests was loss of $190,000 and $165,000 for the three and six months ended June 30, 2017, respectively, and income of $182,000 and loss of $6.4 million for the three and six months ended June 30, 2016, respectively.
10. Redeemable Noncontrolling Interests
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford Holdings, which is an allocation of net income/loss attributable to the members based on the weighted average ownership percentage of these members’ interest. Beginning one year after issuance, each common unit of membership interest may be redeemed by the holder, for cash or registered shares in certain cases outside the Company’s control. Prior to April 6, 2017, the noncontrolling interests represented certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford LLC. See note 1.
Redeemable noncontrolling interests in Ashford Holdings as of June 30, 2017 and Ashford LLC as of December 31, 2016, were $211,000 and $179,000, respectively, which represented ownership of approximately 0.2% as of each date. The carrying value of redeemable noncontrolling interests as of June 30, 2017 and December 31, 2016, included adjustments of $166,000 and $134,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three and six months ended June 30, 2017, net income of $4,000 and $0, respectively, were allocated to these redeemable noncontrolling interests. For the three and six months ended June 30, 2016 net loss of $4,000 and $7,000, respectively, was allocated to these redeemable noncontrolling interests.
Redeemable Noncontrolling Interest in Subsidiary Common Stock—Redeemable noncontrolling interest in subsidiary common stock represented a 41.63% and 46.31% ownership interest in OpenKey, a consolidated VIE, at June 30, 2017 and December 31, 2016, respectively. The carrying value of redeemable noncontrolling interests in subsidiary common stock as of June 30, 2017 and December 31, 2016, was $1.6 million and $1.3 million, respectively. The carrying value of the redeemable noncontrolling interest included adjustments of $1.1 million and $975,000 to reflect the excess of redemption value over the accumulated historical cost. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it may be redeemed by the holder for cash in certain circumstances outside of the Company’s control. For the three and six months ended June 30, 2017, net loss of $336,000 and $695,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock. For the three months ended June 30, 2016 net loss of $351,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock. For the period from March 8, 2016 through June 30, 2016, net loss of $466,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Equity-Based Compensation
Equity-based compensation expense is recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three and six months ended June 30, 2017 and 2016, are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity-based compensation
Stock option amortization (1)	$1,938	$1,608	$3,537	$2,569
Director equity grants expense (2)	250	250	250	250
Pre-spin equity grants expense (3)	11	1,212	684	3,198
Total equity-based compensation (4)	$2,199	$3,070	$4,471	$6,017

Other equity-based compensation
REIT equity-based compensation (5)	$3,289	$4,447	2,006	4,734
	$5,488	$7,517	$6,477	$10,751
________
(1) As of June 30, 2017, the Company had approximately $9.8 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.5 years. During the three and six months ended June 30, 2017, stock option amortization included $12,000 and $16,000 of amortization related to OpenKey stock options issued under OpenKey’s stock plan.
(2) Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. See Equity-based Compensation in note 2.
(3) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date. As of June 30, 2017, these equity grants were fully vested.
(4) Additionally, equity-based compensation associated with employees of an affiliate was included in “general and administrative” expense in the amount of $0 and $2,000 for the three and six months ended June 30, 2017, respectively and $2,000 and $5,000 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, these equity grants were fully vested.
See note 13.
(5) REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. See notes 2 and 13.
12. Deferred Compensation Plan
We administer a nonqualified deferred compensation plan (“DCP”) for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in fair value
Unrealized gain (loss)	$1,673	$(928)	$(1,667)	$684

Distributions
Fair value (1)	$—	$—	$112	$—
Shares (1)	—	—	2	—
________
(1) Distributions made to one participant.
As of June 30, 2017 and December 31, 2016 the carrying value of the DCP liability was $10.6 million and $9.1 million, respectively.
13. Related Party Transactions
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2017, the quarterly base fee was 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is earned annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenue from Ashford Trust OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Advisory services revenue
Base advisory fee	$8,628	$8,726	$17,452	$17,266
Reimbursable expenses (1)	2,662	1,628	4,229	3,126
Equity-based compensation (2)	2,954	1,748	3,356	2,648
Incentive advisory fee (3)	452	—	904	—
Total advisory services revenue	$14,696	$12,102	$25,941	$23,040

Other revenue
Investment management reimbursements (4)	$543	$—	$960	$—
Lease revenue (5)	167	—	223	—
Other services (6)	217	—	226	—
Total other revenue	$927	$—	$1,409	$—

Total revenue	$15,623	$12,102	$27,350	$23,040
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the three and six months ended June 30, 2017, we recognized $1.2 million and $1.3 million, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $1.1 million and $1.1 million, respectively, for the three and six months ended June 30, 2017.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the pro-rata portion of the second year installment of the 2016 incentive advisory fee in the amount of $452,000 and $904,000 for the three and six months ended June 30, 2017, for which the payment is due January 2018 subject to the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust.

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

(6)	Other services revenue is associated with Pure Rooms and OpenKey that provide other hotel services to Ashford Trust.
At June 30, 2017 and December 31, 2016, we had a net receivable of $10.9 million and $12.2 million, respectively, from Ashford Trust OP associated primarily with the advisory services fee, investment management reimbursements and other services, as discussed above.
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. Through March 31, 2017, the quarterly base fee was based on a declining sliding scale percentage of Ashford Prime's total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Prior to the effectiveness of the amended and restated advisory agreement discussed below, the range of base fees on the scale was between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the amended and restated advisory agreement discussed below, the quarterly base fee was fixed at 0.70% per annum. Reimbursement for overhead and internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is earned annually in each year that Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Prime’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime (the “Fourth Amended and Restated Ashford Prime Advisory Agreement”) that amends and restates the advisory agreement with Ashford Prime discussed herein. On June 9, 2017, Ashford Prime’s stockholders approved the Fourth Amended and Restated Ashford Prime Advisory Agreement, which became effective on June 21, 2017. The material terms of the Fourth Amended and Restated Ashford Prime Advisory agreement include:

•
Ashford Prime made a cash payment to us of $5.0 million on June 21, 2017, which is included in “deferred income” on our condensed consolidated balance sheet, which is being recognized over the initial ten-year term of the Fourth Amended and Restated Ashford Prime Advisory Agreement. The revenue recognized is included in “other advisory revenue” on our condensed consolidated statements of operations and comprehensive income (loss);

•	the termination fee payable to us under the advisory agreement has been amended by eliminating the 1.1x multiplier and tax gross up components of the fee;

•
we will disclose publicly the revenues and expenses used to calculate “Net Earnings” on a quarterly basis, which is used to calculate the termination fee; we will retain an accounting firm to provide a quarterly report to Ashford Prime on the reasonableness of our determination of expenses, which will be binding on the parties;

•	our right under the advisory agreement to appoint a “Designated CEO” has been eliminated;

•	our right to terminate the advisory agreement due to a change in a majority of the “Company Incumbent Board” (as defined in the advisory agreement) has been eliminated;

•
Ashford Prime will be incentivized to grow its assets under a “growth covenant” in the Fourth Amended and Restated Ashford Prime Advisory Agreement under which Ashford Prime will receive a deemed credit against a base amount of $45.0 million for 3.75% of the total purchase price of each hotel acquired after the date of the Fourth Amended and Restated Ashford Prime Advisory Agreement that was recommended by us, netted against 3.75% of the total sale price of each hotel sold after the date of the Fourth Amended and Restated Ashford Prime Advisory Agreement. The difference between $45.0 million and this net credit, if any, is referred to as the “Uninvested Amount.” If the Fourth Amended and Restated Ashford Prime Advisory Agreement is terminated, other than due to certain acts by us, Ashford Prime must pay us the Uninvested Amount, in addition to any other fees payable under the Amended Agreement;

•
the Fourth Amended and Restated Ashford Prime Advisory Agreement requires Ashford Prime to maintain a net worth of not less than $390 million plus 75% of the equity proceeds from the sale of securities by Ashford Prime after December 31, 2016 and a covenant prohibiting Ashford Prime from paying dividends except as required to maintain its REIT status if paying the dividend would reduce Ashford Prime’s net worth below the required minimum net worth;

•
the initial term of the Fourth Amended and Restated Ashford Prime Advisory Agreement ends on the 10th anniversary of its effective date, subject to renewal by us for up to seven additional successive 10-year terms;

•	the base management fee payable to us will be fixed at 0.70%, and the fee will be payable on a monthly basis;

•	reimbursements of expenses to us will be made monthly in advance, based on an annual expense budget, with a quarterly true-up for actual expenses;

•	the right of Ashford Prime to terminate the advisory agreement due to a change of control experienced by us has been eliminated;

•
the rights of Ashford Prime to terminate the advisory agreement at the end of each term upon payment of the termination fee based on the parties being unable to agree on new market-based fees or our performance have been eliminated; however, the Fourth Amended and Restated Ashford Prime Advisory Agreement provides a mechanism for the parties to renegotiate the fees payable to us at the end of each term based on then prevailing market conditions, subject to floors and caps on the changes;

•
if a Change of Control (as defined in the Fourth Amended and Restated Ashford Prime Advisory Agreement) is pending, Ashford Prime has agreed to deposit not less than 50%, and in certain cases 100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to us secured by a letter of credit or first priority lien on certain assets;

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•
Ashford Prime’s ability to terminate the Fourth Amended and Restated Ashford Prime Advisory Agreement due to a material default by us is limited to instances where a court finally determines that the default had a material adverse effect on Ashford Prime and we fail to pay monetary damages in accordance with the Fourth Amended and Restated Ashford Prime Advisory Agreement; and

•
if Ashford Prime repudiates the Fourth Amended and Restated Ashford Prime Advisory Agreement, through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, Ashford Prime will be liable to us for a liquidated damages amount.

The following table summarizes the revenue from Ashford Prime OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Advisory services revenue
Base advisory fee	$2,276	$2,206	$4,279	$4,231
Reimbursable expenses (1)	533	648	1,082	1,304
Equity-based compensation (2)	335	2,699	(1,350)	2,086
Incentive advisory fee (3)	318	413	637	732
Other advisory revenue(4)	14	—	14	—
Total advisory services revenue	$3,476	$5,966	$4,662	$8,353

Other revenue
Lease revenue (5)	84	84	168	168
Total other revenue	$84	$84	$168	$168

Total revenue	$3,560	$6,050	$4,830	$8,521
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the three and six months ended June 30, 2017, we recognized $91,000 and $95,000, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $1.1 million and $1.1 million, respectively, for the three and six months ended June 30, 2017.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the pro-rata portion of the third year installment of the 2015 incentive advisory fee in the amount of $318,000 and $637,000 for the three and six months ended June 30, 2017, for which the payment is due January 2018 subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime and the pro-rata portion of the second year installment of the 2015 incentive advisory fee in the amount of $319,000 and $638,000 for the three and six months ended June 30, 2016, for which the payment was made in January 2017.

(4)
In connection with our Fourth Amended and Restated Ashford Prime Advisory Agreement, a $5.0 million cash payment was made by Ashford Prime upon approval by Ashford Prime’s stockholders, which will be recognized over the 10 year initial term.

(5)
In connection with our key money transactions with Ashford Prime, we lease furniture, fixtures and equipment to Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

At June 30, 2017 and December 31, 2016, we had receivables of $3.3 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee and lease revenue discussed above.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Ashford Prime. These reimbursements are included in “general and administrative” expenses on the condensed consolidated statements of operations and comprehensive income (loss). The charges totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $3.2 million, for the three and six months ended June 30, 2016, respectively. The amounts due under these arrangements as of June 30, 2017 and December 31, 2016, are included in “due to affiliates” on our condensed consolidated balance sheets.
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
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The remaining hold-back amounts were paid during the second quarter of 2017. As of June 30, 2017, AQUA U.S. Fund has been fully dissolved.
Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and were recorded in “general and administrative” expense. Expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of $0 and $2,000 for the three and six months ended June 30, 2017, respectively, and $2,000 and $5,000 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, these equity grants were fully vested.
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
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, advisory revenue was allocated to lease revenue in the amount of $251,000 and $391,000 for the three and six months ended June 30, 2017, respectively and $84,000 and $168,000 for the three and six months ended June 30, 2016, respectively. Lease revenue is included in “other” revenue in the condensed consolidated statements of operations and comprehensive income (loss).

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(6,709)	$(1,106)	$(9,094)	$(2,838)
Undistributed net income (loss) allocated to common stockholders	(6,709)	(1,106)	(9,094)	(2,838)
Distributed and undistributed net income (loss) - basic	(6,709)	(1,106)	$(9,094)	$(2,838)
Effect of deferred compensation plan	(1,673)	—	—	(684)
Effect of contingently issuable shares	(336)	(351)	(695)	(466)
Net income (loss) attributable to redeemable noncontrolling interests	—	(4)	—	—
Distributed and undistributed net income (loss) - diluted	$(8,718)	$(1,461)	$(9,789)	$(3,988)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,019	2,011	2,017	2,010
Effect of deferred compensation plan shares	209	—	—	105
Effect of contingently issuable shares	37	32	34	37
Effect of assumed conversion of units	—	5	—	—
Weighted average common shares outstanding – diluted	2,265	2,048	2,051	2,152

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(3.32)	$(0.55)	$(4.51)	$(1.41)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.85)	$(0.71)	$(4.77)	$(1.85)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests	$4	$—	$—	$(7)
Total	$4	$—	$—	$(7)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	1	—	1
Effect of assumed exercise of stock options	—	10	—	15
Effect of assumed conversion of units	4	—	4	5
Total	4	11	4	21

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Segment Reporting
We operate in one business segment: asset and investment management, which includes managing the day-to-day operations of Ashford Prime and its subsidiaries, and Ashford Trust and its subsidiaries in conformity with each entity’s investment guidelines.
16. Subsequent Events
On July 25, 2017, the Company agreed to acquire a controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $17.1 million in cash and $4.3 million of Ashford common stock consideration (excluding transaction costs and working capital adjustments), subject to certain closing conditions. The transaction is expected to close in the third quarter of 2017. After giving effect to the transaction, the Company will own approximately an 85% interest in the common equity of J&S.

In connection with the proposed acquisition, the Company entered into a debt financing commitment letter and related term sheet with Comerica Bank (the “Commitment Letter”), pursuant to which the parties agreed, subject to the terms and conditions set forth in the Commitment Letter, to enter into a loan agreement, which shall provide for: (i) a senior term loan in an amount of $12 million, the proceeds of which may be applied to fund, in part, the acquisition; (ii) a senior secured revolving line of credit in an amount of $3 million for working capital; and (iii) a facility to finance the purchase of equipment in an amount of $3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company” and Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings.”“AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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
Overview
Ashford Inc. is a Maryland corporation formed on April 2, 2014, and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of August 4, 2017, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company. Ashford Prime holds approximately 195,000 shares, which represents an approximate 9.6% ownership interest in Ashford Inc.
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
As required for disclosure under the Fourth Amended and Restated Ashford Prime Advisory Agreement, for the trailing twelve months ended June 30, 2017, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Ashford Prime under the Fourth Amended and Restated Advisory Agreement was $4.9 million.
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
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime (the “Fourth Amended and Restated Ashford Prime Advisory Agreement”) that amends and restates the advisory agreement with Ashford Prime discussed herein. On June 9, 2017, Ashford Prime’s stockholders approved the Fourth Amended and Restated Ashford Prime Advisory Agreement, which became effective on June 21, 2017. For more information, see note 13 to our condensed consolidated financial statements.
On February 20, 2017, Ashford LLC, the operating company of Ashford Inc., and Douglas A. Kessler entered into an employment agreement pursuant to which, effective February 21, 2017, Mr. Kessler as of that date will be employed by Ashford LLC to serve as Chief Executive Officer of Ashford Trust, pursuant to the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended from time to time, between Ashford Inc., Ashford LLC, Ashford Trust and their respective affiliates, which provides that Ashford LLC is responsible for managing Ashford Trust’s affairs.
On March 3, 2017, Ashford Inc. and Ashford Trust invested an additional $1.3 million and $650,000, respectively, for an additional ownership interest in OpenKey, a consolidated VIE. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guestrooms. See notes 1, 2, 9, 10 and 13 to our condensed consolidated financial statements.
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
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The remaining hold-back amounts were paid during the second quarter of 2017. As of June 30, 2017, AQUA U.S. Fund has been fully dissolved.
On April 6, 2017, Ashford Inc. entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Holdings, a subsidiary of the Company, in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford LLC, with Ashford LLC surviving the Merger as a wholly-owned subsidiary of Ashford Holdings. Ashford Holdings is owned 99.8% by Ashford Inc. and 0.2% by noncontrolling interest holders. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Advisors. The Merger was effectuated in order to facilitate the acquisition by the Company of certain ancillary service businesses.
On April 6, 2017, Ashford Hospitality Services LLC (“AHS”), a subsidiary of Ashford Inc., entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with PRE Opco, LLC (“Pure Rooms”), pursuant to which AHS was the sole owner of the common equity, or Series A Units. In conjunction with the LLC Agreement, AHS contributed $97,000 cash to Pure Rooms as required by the LLC Agreement. Pursuant to the Asset and Liability Contribution Agreement (the “Contribution Agreement”), by and among Pure Rooms (as contributee) and PAFR, LLC, the members of PAFR, LLC and Brault Enterprises, LLC (collectively, the “Sellers”), the Sellers contributed the net assets and liabilities of the predecessor operating company, Pure Rooms NA, LLC, with a fair value of $563,000 in exchange for certain equity interests in Pure Rooms, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units, $181,000 of Series B-1 Units, and $202,000 of Series B-2 Units. As a result of the Contribution Agreement, our equity interest in Pure Rooms was 70%. See note 3 to our condensed consolidated financial statements.
Per the LLC Agreement, the Series A Units are voting units and have the voting rights set forth in the Contribution Agreement but do not have management participation rights. The Series B-1 Units and Series B-2 Units are non-voting units and do not have voting or management participation rights. The distribution waterfall provides seniority as follows: Series B-1, Series B-2, then Series A. There is no coupon or other preference associated with the Series B-1 and B-2 unit classes. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. Hotel rooms participating in this program typically achieve between a $20 and $30 premium per night.
On April 13, 2017, OpenKey entered into a $1.5 million line of credit ("LOC") with Comerica Bank that is secured by all of OpenKey's assets. The LOC matures on October 31, 2018 and has an interest rate of prime plus 2.75%. In connection with the LOC, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share.
On July 25, 2017, the Company agreed to acquire a controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $17.1 million in cash and $4.3 million of Ashford common stock consideration (excluding transaction costs and working capital adjustments), subject to certain closing conditions. The transaction is expected to close in the third quarter of 2017. After giving effect to the transaction, the Company will own approximately an 85% interest in the common equity of J&S.
In connection with the proposed acquisition, the Company entered into a debt financing commitment letter and related term sheet with Comerica Bank (the “Commitment Letter”), pursuant to which the parties agreed, subject to the terms and conditions set forth in the Commitment Letter, to enter into a loan agreement, which shall provide for: (i) a senior term loan in an amount of $12 million, the proceeds of which may be applied to fund, in part, the acquisition; (ii) a senior secured revolving line of credit in an amount of $3 million for working capital; and (iii) a facility to finance the purchase of equipment in an amount of $3 million.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees, investments to grow our business, key money consideration and the recent subsidiary financing transactions noted below. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, a possible revolving credit facility and future equity issuances.
On April 6, 2017, in connection with the acquired controlling interest, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000. The term loan has a fixed interest rate of 5.0% per annum with a stated maturity date of October 2018. The line of credit has a variable interest rate of the Prime Rate plus 1.0%. For the period ended June 30, 2017, the interest rate for the line of credit was 5.25%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as current.
On April 13, 2017, in connection with the acquired controlling interest, OpenKey entered into a Loan and Security Agreement ("Loan Agreement") for a line of credit in the amount of $1.5 million with Comerica Bank. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018 with an interest rate of prime rate plus 2.75%. At June 30, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants was estimated to be $28,000 and is included in “noncontrolling interests in consolidated entities.”
Sources and Uses of Cash
As of June 30, 2017 and December 31, 2016, we had $37.0 million and $84.1 million of cash and cash equivalents, respectively, and $14.0 million and $9.8 million of restricted cash, respectively. As of June 30, 2017 and December 31, 2016, cash and cash equivalents included funds associated with the AQUA U.S. Fund in the amounts of $0 and $55.1 million, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $12.1 million for the six months ended June 30, 2017 and provided net cash flows of $83.0 million for the six months ended June 30, 2016. The higher cash flows provided by operating activities in the six months ended June 30, 2016 was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund during the six months ended June 30, 2016. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2017, investing activities used net cash flows of $330,000, which is attributable to purchases of computer software, furniture, fixtures and equipment of $474,000, partially offset by proceeds from disposal of furniture, fixtures and equipment, net of $15,000 and $129,000 of cash acquired in the acquisition of Pure Rooms. For the six months ended June 30, 2016, investing activities used net cash flows of $1.0 million, which was attributable to a distribution from an investment in an unconsolidated investment entity of $1.4 million offset by purchases of computer software, furniture, fixtures and equipment of $335,000.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2017, net cash flows used in financing activities was $54.6 million. These cash outflows consisted of $55.1 million of distributions to noncontrolling interests in consolidated entities, $38,000 of payments on note payable, $28,000 of loan cost payments, $24,000 for the repurchase of common stock and net advances to employees of $93,000 associated with tax withholdings for restricted stock vestings, partially offset by $650,000 of contributions from noncontrolling interests in a consolidated entity. For the six months ended June 30, 2016, net cash flows provided by financing activities was $42.2 million, which consisted of $44.1 million of distributions to noncontrolling interests in consolidated entities, utilization of excess tax benefit associated with stock-based compensation of $314,000 and $20,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings, partially offset by $2.1 million of contributions from noncontrolling interests in a consolidated entity and net repayments in advances to employees of $198,000 associated with tax withholdings for restricted stock vestings.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
REVENUE
Advisory services	$18,172	$18,068	$104	0.6%
Other	1,467	84	1,383	1,646.4%
Total revenue	19,639	18,152	1,487	8.2%
EXPENSES
Salaries and benefits	11,364	15,984	4,620	28.9%
Depreciation and amortization	587	272	(315)	(115.8)%
General and administrative	4,947	4,088	(859)	(21.0)%
Impairment	1,072	—	(1,072)
Other	251	—	(251)
Total expenses	18,221	20,344	2,123	10.4%
OPERATING INCOME (LOSS)	1,418	(2,192)	3,610	164.7%
Interest expense and amortization of loan costs	(15)	—	(15)
Interest income	38	10	28	280.0%
Dividend income	—	33	(33)	(100.0)%
Unrealized gain (loss) on investments	78	(234)	312	133.3%
Realized gain (loss) on investments	(94)	470	(564)	(120.0)%
Other income (expense)	(13)	(21)	8	38.1%
INCOME (LOSS) BEFORE INCOME TAXES	1,412	(1,934)	3,346	173.0%
Income tax (expense) benefit	(8,643)	655	(9,298)	(1,419.5)%
NET INCOME (LOSS)	(7,231)	(1,279)	(5,952)	(465.4)%
(Income) loss from consolidated entities attributable to noncontrolling interests	190	(182)	8	4.4%
Net (income) loss attributable to redeemable noncontrolling interests	(4)	4	(8)	(200.0)%
Net (income) loss attributable to redeemable noncontrolling interest in subsidiary common stock	336	351	(15)	(4.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(6,709)	$(1,106)	$(5,603)	(506.6)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $5.6 million, or 506.6%, to $6.7 million for the three months ended June 30, 2017 (the “2017 quarter”) compared to the three months ended June 30, 2016 (the “2016 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $1.5 million, or 8.2%, to $19.6 million for the 2017 quarter compared to the 2016 quarter. The changes in total revenue consisted of the following (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change
Advisory services revenue:
Base advisory fee (1)	$10,904	$10,932	$(28)
Incentive advisory fee (2)	770	413	357
Reimbursable expenses (3)	3,195	2,276	919
Non-cash stock/unit-based compensation (4)	3,289	4,447	(1,158)
Other advisory revenue	14	—	14
Total advisory services revenue	18,172	18,068	104
Other revenue:
Investment management reimbursements (5)	543	—	543
Lease revenue (6)	251	84	167
Other services (7)	673	—	673
Total other revenue	1,467	84	1,383
Total revenue	$19,639	$18,152	$1,487
________

(1)
The decrease in base advisory fee is due to lower revenue of $98,000 from Ashford Trust and higher revenue of $70,000 from Ashford Prime. See note 13 to our condensed consolidated financial statements.

(2)
The increase in incentive advisory fee is due to higher revenue of $452,000 from Ashford Trust. The incentive advisory fee for the three months ended June 30, 2017, includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000, for which payment is due January 2018, subject to meeting the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust and the pro-rata portion of the third year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $318,000, for which the payment is due January 2018, subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime. The incentive advisory fee for the three months ended June 30, 2016, included the pro-rata portion of the second year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $319,000, for which payment was made in January 2017. See note 13 to our condensed consolidated financial statements.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $1.0 million from Ashford Trust and lower revenue of $115,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the three months ended June 30, 2017, we recognized $1.2 million of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as discussed in note 2 to our condensed consolidated financial statements, in the amount of $1.1 million for the three months ended June 30, 2017. See note 13 to our condensed consolidated financial statements.

(4)
The decrease in equity-based compensation revenue is due to higher revenue of $1.2 million from Ashford Trust and lower revenue of $2.4 million from Ashford Prime. Equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” See note 13 to our condensed consolidated financial statements.

(5)
The increase in investment management reimbursements is due to higher revenue of $543,000 from Ashford Trust. Investment management reimbursements include AIM’s management of all or a portion of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses. See note 13 to our condensed consolidated financial statements.

(6)
The increase in lease revenue is due to higher lease revenue of $167,000 from Ashford Trust and consistent lease revenue from Ashford Prime. In connection with our key money transactions, we lease furniture, fixtures and equipment at no cost to Ashford Trust and Ashford Prime. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. See note 13 to our condensed consolidated financial statements.

(7)
The increase in other services revenue is due to higher revenues of $631,000 earned by Pure Rooms and higher revenues of $42,000 earned by OpenKey. Pure Rooms and OpenKey are both consolidated subsidiaries of Ashford Inc. that provide hotel services to Ashford Trust and other nonrelated parties. See notes 2, 9, 10 and 13 to our condensed consolidated financial statements.

Salaries and Benefits Expense. Salaries and benefits expense decreased $4.6 million, or 28.9%, to $11.4 million during the 2017 quarter compared to the 2016 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change
Cash salaries and benefits:
Salary expense	$4,962	$4,713	$249
Bonus expense	2,161	1,984	177
Benefits related expenses	676	1,092	(416)
Total cash salaries and benefits (1)	7,799	7,789	10
Non-cash equity-based compensation:
Stock option grants (2)	1,938	1,608	330
Pre spin-off Ashford Trust equity grants (3)	11	1,212	(1,201)
Ashford Trust & Ashford Prime equity grants (4)	3,289	4,447	(1,158)
Total non-cash equity-based compensation	5,238	7,267	(2,029)
Non-cash (gain) loss in deferred compensation plan (5)	(1,673)	928	(2,601)
Total salaries and benefits	$11,364	$15,984	$(4,620)
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
The increase in expense is due to additional stock options granted in 2017 with a three year vesting period of which there was no related expense in the three months ended March 31, 2016. See notes 11 and 13 to our condensed consolidated financial statements.

(3)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we continued to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. The expense decreased each year as the Ashford Trust equity grants became fully vested. See notes 11 and 13 to our condensed consolidated financial statements.

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The decrease is primarily attributable to a decrease in the fair value of equity grants. See notes 2, 11 and 13 to our condensed consolidated financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. The 2017 quarter gain is primarily attributable to a decrease in the fair value of the DCP obligation. See note 12 to our condensed consolidated financial statements.

Depreciation Expense. Depreciation expense increased $315,000, or 115.8%, to $587,000 during the 2017 quarter compared to the 2016 quarter. The increase is primarily the result of furniture, fixtures and equipment additions, including software implementations, since June 30, 2016.

General and Administrative Expense. General and administrative expenses increased $859,000, or 21.0%, to $4.9 million during the 2017 quarter compared to the 2016 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change
Professional fees(1)	$2,642	$1,483	$1,159
Office expense	884	902	(18)
Public company costs	302	296	6
Director costs	407	435	(28)
Travel and other expense	677	862	(185)
Non-capitalizable costs - software implementation	35	110	(75)
Total general and administrative	$4,947	$4,088	$859
________

(1)
The increase in these costs is primarily due to investments in Pure Rooms, and OpenKey as well as proposed investments in J&S and Remington’s Project Management division. These increases were partially offset by a decrease in legal expense.

Impairment. Impairment of capitalized software implementation costs was $1.1 million during the 2017 quarter compared to $0 for the 2016 quarter. See notes 2 and 13 to our condensed consolidated financial statements.
Other. Other operating expense was $251,000 and $0 for the 2017 quarter and 2016 quarter, respectively, as a result of the acquisition of Pure Rooms. Other operating expense represents cost of goods sold and royalties.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs were $15,000 and $0 for the 2017 quarter and 2016 quarter, respectively, related to the OpenKey and Pure Rooms notes payable and line of credit. See note 4 to our condensed consolidated financial statements.
Interest Income. Interest income was $38,000 and $10,000 for the 2017 quarter and 2016 quarter, respectively.
Dividend Income. Dividend income was $0 and $33,000 for the 2017 quarter and 2016 quarter, respectively, related to investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. We recorded an unrealized gain on investments of $78,000 and unrealized loss on investments of $234,000 for the 2017 quarter and 2016 quarter, respectively, related to investments in the AQUA U.S. Fund and options on futures contracts. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized gain (loss) on investments was a realized loss of $94,000 and a realized gain of $470,000 for the 2017 quarter and 2016 quarter, respectively. The realized gain (loss) on investments is related to investments in the AQUA U.S. Fund and options on futures contracts.
Other Income (Expense). Other expense was $13,000 and $21,000 for the 2017 quarter and 2016 quarter, respectively.
Income Tax Benefit (Expense). Income tax expense increased $9.3 million from a benefit of $655,000 in the 2016 quarter to expense of $8.6 million in the 2017 quarter. The increase in income tax expense is primarily due to a restructuring of the Company to facilitate acquisitions that resulted in fully reserved deferred tax assets, thereby increasing the deferred tax expense.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $190,000 and income of $182,000 in the 2017 quarter and 2016 quarter, respectively. As of June 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 15.64% in OpenKey and 30% in Pure Rooms with a combined total carrying value of $603,000. At June 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 12.5% in OpenKey. See notes 1, 2, and 9 to our condensed consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated net income of $4,000 and net loss of $4,000 in the 2017 quarter and 2016 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford Holdings LLC at June 30, 2017 and Ashford LLC at June 30, 2016.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $336,000 in the 2017 quarter. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 41.63% in OpenKey common stock at June 30, 2017. Redeemable noncontrolling interest in subsidiary common stock was allocated net loss of $351,000 in the 2016 quarter and represented an ownership interest of 49.13% in subsidiary common stock at June 30, 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
REVENUE
Advisory services	$30,603	$31,393	$(790)	(2.5)%
Other	2,049	168	1,881	1,119.6%
Total revenue	32,652	31,561	1,091	3.5%
EXPENSES
Salaries and benefits	22,396	25,192	2,796	11.1%
Depreciation and amortization	1,055	544	(511)	(93.9)%
General and administrative	8,596	8,529	(67)	(0.8)%
Impairment	1,072	—	(1,072)
Other	251	—	(251)
Total expenses	33,370	34,265	895	2.6%
OPERATING INCOME (LOSS)	(718)	(2,704)	1,986	73.4%
Realized gain (loss) on investment in unconsolidated entity	—	(3,601)	3,601	100.0%
Unrealized gain (loss) on investment in unconsolidated entity	—	2,141	(2,141)	(100.0)%
Interest expense and amortization of loan costs	(15)	—	(15)
Interest income	71	23	48	208.7%
Dividend income	93	46	47	102.2%
Unrealized gain (loss) on investments	203	895	(692)	(77.3)%
Realized gain (loss) on investments	(294)	(6,343)	6,049	95.4%
Other income (expense)	(21)	(149)	128	85.9%
INCOME (LOSS) BEFORE INCOME TAXES	(681)	(9,692)	9,011	93.0%
Income tax (expense) benefit	(9,273)	15	(9,288)	61,920.0%
NET INCOME (LOSS)	(9,954)	(9,677)	(277)	(2.9)%
(Income) loss from consolidated entities attributable to noncontrolling interests	165	6,366	(6,531)	(102.6)%
Net (income) loss attributable to redeemable noncontrolling interests	—	7	(7)	(100.0)%
Net (income) loss attributable to redeemable noncontrolling interest in subsidiary common stock	695	466	229	49.1%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(9,094)	$(2,838)	$(6,256)	(220.4)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $6.3 million, or 220.4%, to $9.1 million for the six months ended June 30, 2017 (the “2017 period”) compared to the six months ended June 30, 2016 (the “2016 period”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $1,091,000, or 3.5%, to $32.7 million for the 2017 period compared to the 2016 quarter. The changes in total revenue consisted of the following (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change
Advisory services revenue:
Base advisory fee (1)	$21,731	$21,497	$234
Incentive advisory fee (2)	1,541	732	809
Reimbursable expenses (3)	5,311	4,430	881
Non-cash stock/unit-based compensation (4)	2,006	4,734	(2,728)
Other advisory revenue	14	—	14
Total advisory services revenue	30,603	31,393	(790)
Other revenue:
Investment management reimbursements (5)	960	—	960
Lease revenue (6)	391	168	223
Other services (7)	698	—	698
Total other revenue	2,049	168	1,881
Total revenue	$32,652	$31,561	$1,091
________

(1)
The increase in base advisory fee is due to higher revenue of $186,000 from Ashford Trust and higher revenue of $48,000 from Ashford Prime. See note 13 to our condensed consolidated financial statements.

(2)
The increase in incentive advisory fee is due to higher revenue of $904,000 from Ashford Trust. The incentive advisory fee for the six months ended June 30, 2017, includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $904,000, for which payment is due January 2018, subject to meeting the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust and the pro-rata portion of the third year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $637,000, for which the payment is due January 2018, subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime. The incentive advisory fee for the six months ended June 30, 2016, includes the pro-rata portion of the second year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $638,000, for which payment was made in January 2017. See note 13 to our condensed consolidated financial statements.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $1.1 million from Ashford Trust and lower revenue of $222,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the six months ended June 30, 2017, we recognized $1.3 million of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as discussed in note 2 to our condensed consolidated financial statements, in the amount of $1.1 million for the six months ended June 30, 2017. See note 13 to our condensed consolidated financial statements.

(4)
The decrease in equity-based compensation revenue is due to higher revenue of $708,000 from Ashford Trust and lower revenue of $3.4 million from Ashford Prime. Equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” See notes 11 and 13 to our condensed consolidated financial statements.

(5)
The increase in investment management reimbursements is due to higher revenue of $960,000 from Ashford Trust. Investment management reimbursements include AIM’s management of all or a portion of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses. See note 13 to our condensed consolidated financial statements.

(6)
The increase in lease revenue is due to higher lease revenue of $223,000 from Ashford Trust and consistent lease revenue from Ashford Prime. In connection with our key money transactions, we lease furniture, fixtures and equipment at no cost to Ashford Trust and Ashford Prime. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. See note 13 to our condensed consolidated financial statements.

(7)
The increase in other services revenue is due to higher revenues of $631,000 earned by Pure Rooms and higher revenues of $67,000 earned by OpenKey. Pure Rooms and OpenKey are both consolidated subsidiaries that provide hotel services to Ashford Trust and other nonrelated parties. See notes 2, 9, 10 and 13 to our condensed consolidated financial statements.

Salaries and Benefits Expense. Salaries and benefits expense decreased $2.8 million, or 11.1%, to $22.4 million during the 2017 period compared to the 2016 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change
Cash salaries and benefits:
Salary expense	$9,562	$9,475	$87
Bonus expense	3,251	3,576	(325)
Benefits related expenses	1,689	2,324	(635)
Total cash salaries and benefits (1)	14,502	15,375	(873)
Non-cash equity-based compensation:
Stock option grants (2)	3,537	2,569	968
Pre spin-off Ashford Trust equity grants (3)	684	3,198	(2,514)
Ashford Trust & Ashford Prime equity grants (4)	2,006	4,734	(2,728)
Total non-cash equity-based compensation	6,227	10,501	(4,274)
Non-cash (gain) loss in deferred compensation plan (5)	1,667	(684)	2,351
Total salaries and benefits	$22,396	$25,192	$(2,796)
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
The increase in expense is due to additional stock options granted in 2017 with a three year vesting period of which there was no related expense in the three months ended March 31, 2016. See notes 11 and 13 to our condensed consolidated financial statements.

(3)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we continued to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. The expense decreased each year as the Ashford Trust equity grants became fully vested. See notes 11 and 13 to our condensed consolidated financial statements.

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The decrease is primarily attributable to a decrease in the fair value of equity grants. See notes 2, 11 and 13 to our condensed consolidated financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. The 2017 period loss is primarily attributable to an increase in the fair value of the DCP obligation. See note 12 to our condensed consolidated financial statements.

Depreciation Expense. Depreciation expense increased $511,000, or 93.9%, to $1.1 million during the 2017 period compared to the 2016 period. The increase is primarily the result of furniture, fixtures and equipment additions, including software implementations since June 30, 2016.

General and Administrative Expense. General and administrative expenses increased $67,000, or 0.8%, to $8.6 million during the 2017 period compared to the 2016 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change
Professional fees(1)	$4,522	$3,203	$1,319
Office expense	1,525	1,753	(228)
Public company costs	575	505	70
Director costs	543	650	(107)
Travel and other expense	1,337	1,513	(176)
Non-capitalizable costs - software implementation(2)	94	905	(811)
Total general and administrative	8,596	8,529	67
________

(1)
The increase in these costs is primarily due to investments in Pure Rooms, and OpenKey as well as proposed investments in J&S and Remington’s Project Management division. These increases were partially offset by a decrease in legal expense.

(2)	The decrease in these costs is primarily due to software project timing.
Impairment. Impairment of capitalized software implementation costs was $1.1 million during the 2017 period compared to $0 for the 2016 period. See notes 2 and 13 to our condensed consolidated financial statements.
Other. Other operating expense was $251,000 and $0 for the 2017 period and 2016 period, respectively, as a result of the acquisition of Pure Rooms. Other operating expense represents cost of goods sold and royalties.
Realized Gain (Loss) on Investment in Unconsolidated Entity. We did not recognize any realized gain/loss in the 2017 period. In the 2016 period, we recorded a realized loss of $3.6 million on an investment in an unconsolidated investment fund for which AIM was the investment adviser.
Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We did not recognize any unrealized gain/loss in the 2017 period. In the 2016 period, we recorded an unrealized gain of $2.1 million on an investment in an unconsolidated investment fund for which AIM was the investment adviser.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs were $15,000 and $0 for the 2017 period and 2016 period, respectively, related to the OpenKey and Pure Rooms notes payable and line of credit. See note 4 to our condensed consolidated financial statements.
Interest Income. Interest income was $71,000 and $23,000 for the 2017 period and 2016 period, respectively.
Dividend Income. Dividend income was $93,000 and $46,000 for the 2017 period and 2016 period, respectively, related to investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. We recorded an unrealized gain on investments of $203,000 and $895,000 for the 2017 period and 2016 period, respectively, related to investments in the AQUA U.S. Fund. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $294,000 and $6.3 million for the 2017 period and 2016 period, respectively. The realized gain (loss) on investments is related to investments in the AQUA U.S. Fund and options on futures contracts.
Other Income (Expense). Other expense was $21,000 and $149,000 for the 2017 period and 2016 period, respectively.
Income Tax Benefit (Expense). Income tax expense increased $9.3 million, from a benefit of $15,000 in the 2016 period to an expense of $9.3 million in the 2017 period. The increase in income tax expense is primarily due to a restructuring of the Company to facilitate acquisitions that resulted in fully reserved deferred tax assets, thereby increasing the deferred tax expense.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $165,000 and $6.4 million in the 2017 period and 2016 period, respectively. As of June 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 15.64% in OpenKey and 30% in Pure Rooms. At June 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 12.5% in OpenKey. See notes 1, 2, and 9 to our condensed consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated net loss of $0 and $7,000 in the 2017 period and 2016 period, respectively. Redeemable noncontrolling interests in Ashford LLC represented ownership interests of 0.2% in Ashford Holdings LLC at June 30, 2017 and Ashford LLC at June 30, 2016.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $695,000 in the 2017 period. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 41.63% in subsidiary common stock at June 30, 2017. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $466,000 in the 2016 period and represented an ownership interest of 49.13% in subsidiary common stock at June 30, 2016.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2016, outside the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Form 10-K other than the termination of the Remington Lodging acquisition cancellation fee as a result of the termination of the Remington Acquisition Agreement on March 24, 2017 and the assumption of debt. See notes 4 and 13 to our condensed consolidated financial statements.
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
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. To the extent that we acquire assets or conduct operations in an international jurisdiction, we will also have currency exchange risk. We may enter into certain hedging arrangements in order to manage interest rate and currency fluctuations. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At June 30, 2017, our total indebtedness of $436,000 included $100,000 of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2017, would be less than $1,000. Interest rate changes will have no impact on the remaining $336,000 of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2017, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We together with our consolidated subsidiaries do not hold any other financial instruments that subject us to market risk.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 13 to our condensed consolidated financial statements, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case. Accordingly, this amount was recorded within “general and administrative” expenses on our condensed consolidated statements of operations and comprehensive income (loss) for both the three and six months ended June 30, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition has been scheduled for October 25, 2017.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At June 30, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	August 8, 2017	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 8, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer