Form 10-Q
period 2017-09-30
Ashford Inc.
filed 2017-11-08
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,092,721
(Class)	Outstanding at November 6, 2017

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,561	$84,091
Restricted cash	11,109	9,752
Investments in securities	—	91
Prepaid expenses and other	1,073	1,305
Receivables	518	16
Due from Ashford Trust OP	11,705	12,179
Due from Ashford Prime OP	1,065	3,817
Other assets	128	—
Total current assets	70,159	111,251
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	11,753	12,044
Deferred tax assets	630	6,002
Goodwill	813	—
Intangible assets, net	157	—
Total assets	$84,012	$129,797
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,059	$11,314
Due to affiliate	2,071	933
Due to Ashford Prime OP from AQUA U.S. Fund	—	2,289
Deferred compensation plan	202	144
Notes payable	340	—
Other liabilities	11,109	9,752
Total current liabilities	25,781	24,432
Accrued expenses	68	287
Deferred income	11,488	4,515
Deferred compensation plan	12,397	8,934
Notes payable	20	—
Total liabilities	49,754	38,168
Commitments and contingencies (note 8)
Redeemable noncontrolling interests	251	179
Redeemable noncontrolling interest in subsidiary common stock	1,685	1,301
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,022,403 and 2,015,589 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	20	20
Additional paid-in capital	242,830	237,796
Accumulated deficit	(210,988)	(200,439)
Total stockholders’ equity of the Company	31,862	37,377
Noncontrolling interests in consolidated entities	460	52,772
Total equity	32,322	90,149
Total liabilities and equity	$84,012	$129,797
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Advisory services	$17,357	$16,427	$47,960	$47,820
Other	1,898	111	3,947	279
Total revenue	19,255	16,538	51,907	48,099
EXPENSES
Salaries and benefits	16,750	12,964	39,146	38,156
Depreciation and amortization	581	271	1,636	815
General and administrative	3,897	3,438	12,493	11,967
Impairment	—	—	1,072	—
Other	367	—	618	—
Total expenses	21,595	16,673	54,965	50,938
OPERATING INCOME (LOSS)	(2,340)	(135)	(3,058)	(2,839)
Realized gain (loss) on investment in unconsolidated entity	—	—	—	(3,601)
Unrealized gain (loss) on investment in unconsolidated entity	—	—	—	2,141
Interest expense and amortization of loan costs	(20)	—	(35)	—
Interest income	82	21	153	44
Dividend income	—	33	93	79
Unrealized gain (loss) on investments	—	287	203	1,182
Realized gain (loss) on investments	—	(728)	(294)	(7,071)
Other income (expense)	(5)	5	(26)	(144)
INCOME (LOSS) BEFORE INCOME TAXES	(2,283)	(517)	(2,964)	(10,209)
Income tax (expense) benefit	25	(575)	(9,248)	(560)
NET INCOME (LOSS)	(2,258)	(1,092)	(12,212)	(10,769)
(Income) loss from consolidated entities attributable to noncontrolling interests	102	486	267	6,852
Net (income) loss attributable to redeemable noncontrolling interests	4	(1)	4	6
Net (income) loss attributable to redeemable noncontrolling interest in subsidiary common stock	296	322	991	788
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,856)	$(285)	$(10,950)	$(3,123)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,856)	$(285)	$(10,950)	$(3,123)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.92)	$(0.14)	$(5.42)	$(1.55)
Weighted average common shares outstanding - basic	2,022	2,014	2,019	2,011
Diluted:
Net income (loss) attributable to common stockholders	$(1.05)	$(0.49)	$(5.82)	$(2.33)
Weighted average common shares outstanding - diluted	2,054	2,262	2,052	2,188
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests	Redeemable Noncontrolling Interest in Subsidiary Common Stock
	Shares	Amount
Balance at January 1, 2017	2,016	$20	$237,796	$(200,439)	$52,772	$90,149	$179	$1,301
Purchases of common stock	—	—	(24)	—	—	(24)	—	—
Equity-based compensation	4	—	5,658	684	28	6,370	—	—
OpenKey warrant issuance	—	—	—	—	28	28	—	—
Deferred compensation plan distribution	2	—	152	—	—	152	—	—
Employee advances	—	—	(71)	—	—	(71)	—	—
Distributions to consolidated noncontrolling interests	—	—	—	(19)	(221)	(240)	—	—
Contributions from noncontrolling interests	—	—	—	—	983	983	—	—
Acquisition of Pure Rooms	—	—	—	—	425	425	—	—
Reallocation of carrying value	—	—	(681)	—	(506)	(1,187)	—	1,187
Redemption of noncontrolling interest holder in AQUA U.S. Fund	—	—	—	—	(52,782)	(52,782)	—	—
Redemption value adjustment	—	—	—	(264)	—	(264)	76	188
Net income (loss)	—	—	—	(10,950)	(267)	(11,217)	(4)	(991)
Balance at September 30, 2017	2,022	$20	$242,830	$(210,988)	$460	$32,322	$251	$1,685
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(12,212)	$(10,769)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,650	815
Change in fair value of deferred compensation plan	3,673	(1,178)
Realized and unrealized (gain) loss on investment in unconsolidated entity, net	—	1,460
Equity-based compensation	6,370	8,769
Excess tax (benefit) deficiency on equity-based compensation	—	314
Deferred tax expense (benefit)	5,372	(1,026)
Impairment	1,072	—
(Gain) loss on sale of furniture, fixtures and equipment	8	—
Amortization of loan costs	24	—
Realized and unrealized (gain) loss on investments, net	91	5,889
Purchases of investments in securities	—	(95,560)
Sales of investments in securities	—	162,607
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Prepaid expenses and other	245	964
Receivables	(211)	232
Due from Ashford Trust OP	339	(390)
Due from Ashford Prime OP	2,752	(82)
Other assets	(68)	—
Accounts payable and accrued expenses	374	(358)
Due to affiliates	690	(338)
Other liabilities	1,357	4,407
Deferred income	6,522	3,020
Net cash provided by (used in) operating activities	18,048	78,776
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(1,818)	(4,158)
Proceeds from disposal of furniture, fixtures and equipment, net	15	—
Cash acquired in acquisition of Pure Rooms	129	—
Redemption of investment in unconsolidated entity	—	1,375
Net cash provided by (used in) investing activities	(1,674)	(2,783)
Cash Flows from Financing Activities
Payments on note payable	(96)	—
Payments of loan costs	(28)	—
Excess tax benefit (deficiency) on equity-based compensation	—	(314)
Purchases of common stock	(24)	(20)
Employee advances	(71)	143
Contributions from noncontrolling interest	983	2,051
Distributions to noncontrolling interests in consolidated entities	(55,311)	(44,116)
Net cash provided by (used in) financing activities	(54,547)	(42,256)
Net change in cash, cash equivalents and restricted cash	(38,173)	33,737
Cash, cash equivalents and restricted cash at beginning of period	93,843	55,956
Cash, cash equivalents and restricted cash at end of period	$55,670	$89,693

	Nine Months Ended September 30,
	2017	2016
Supplemental Cash Flow Information
Interest paid	$9	$134
Income taxes paid	3,793	1,359
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	152	—
Capital expenditures accrued but not paid	1,068	1,133
Accrued but unpaid redemption of AQUA U.S. Fund	—	2,311
Subsidiary equity consideration for Pure Rooms acquisition	425	—
Assumption of debt associated with Pure Rooms acquisition	475	—
Issuance of OpenKey warrant	28	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$84,091	$50,272
Restricted cash at beginning of period	9,752	5,684
Cash, cash equivalents and restricted cash at beginning of period	$93,843	$55,956

Cash and cash equivalents at end of period	$44,561	$79,602
Restricted cash at end of period	11,109	10,091
Cash, cash equivalents and restricted cash at end of period	$55,670	$89,693
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The remaining hold-back amounts were paid during the second quarter of 2017. As of September 30, 2017, AQUA U.S. Fund has been fully dissolved.
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
As of September 30, 2017, we held a variable interest in OpenKey, Inc. (“OpenKey”), a consolidated VIE in which the redeemable noncontrolling interest holder held a 39.59% interest and the noncontrolling interest holders held a 16.51% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of OpenKey and therefore we consolidate it. As of September 30, 2017, OpenKey held approximately $2.1 million of total assets that primarily consisted of cash and cash equivalents and other assets that can only be used to settle its obligations. Additionally, as of September 30, 2017, OpenKey had accounts payable and accrued expenses of approximately $787,000 for which creditors do not have recourse to Ashford Inc., and also had not drawn on its available line of credit.
As of December 31, 2016, we held a variable interest in OpenKey, in which the redeemable noncontrolling interest holder held a 46.31% interest and the noncontrolling interest holders held a 13.63% interest. As of December 31, 2016, OpenKey held approximately $960,000 of total assets that primarily consisted of cash and cash equivalents and other assets that could only be used to settle its obligations. Additionally, as of December 31, 2016, OpenKey had accounts payable and accrued expenses of approximately $256,000 for which creditors did not have recourse to Ashford Inc.
As of September 30, 2017, we held a variable interest in PRE Opco, LLC (“Pure Rooms”), a consolidated VIE in which the noncontrolling interest holders held a 30% interest. As we meet the conditions discussed above, we are considered the primary beneficiary of Pure Rooms and therefore we consolidate it. As of September 30, 2017, Pure Rooms held approximately $772,000 of total assets that primarily consisted of cash and cash equivalents, receivables and other assets that can only be used to settle its obligations. As of September 30, 2017, Pure Rooms had accounts payable and accrued expenses of approximately $1.2 million for which creditors do not have recourse to Ashford Inc. Additionally, as of September 30, 2017, Pure Rooms had a $279,000 term loan and a $100,000 outstanding balance on a line of credit, for which creditors do not have recourse to Ashford Inc.
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
Impairment of Furniture, Fixtures and Equipment, net-Furniture, fixtures and equipment, net, which includes capitalized software implementation costs, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded impairment charges of $0 and $1.1 million for the three and nine months ended September 30, 2017, respectively, offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. The impairment was recognized upon determination that a portion of the software will not be placed into service. See note 13 to our condensed consolidated financial statements. No impairment charges were recorded for furniture, fixtures and equipment, net for the three and nine months ended September 30, 2016.
Noncontrolling Interests—Redeemable noncontrolling interests represent the members’ proportionate share of equity in earnings/losses of Ashford Holdings, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these members’ interest. The redeemable noncontrolling interests is classified in the mezzanine section of the condensed consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the applicable accounting guidance because each common unit of membership interest may be redeemed by the holder for cash or registered shares in certain cases outside the Company’s control. The carrying value of the noncontrolling interests is based on the greater of the accumulated historical cost or the redemption value.
The redeemable noncontrolling interests in subsidiary common stock as of September 30, 2017, represented the 39.59% ownership interest in a consolidated VIE, OpenKey. The redeemable noncontrolling interest in subsidiary common stock is included in the mezzanine section of our condensed consolidated balance sheet as it is redeemable outside of the Company’s control. The carrying value of the redeemable noncontrolling interests in subsidiary common stock is based on the accumulated historical cost adjusted to reflect the excess of redemption value over the accumulated historical cost.
As of September 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 16.51% in OpenKey and 30% in Pure Rooms. As of December 31, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 13.63% in OpenKey.
Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. The quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Similarly, the Ashford Prime base fee is fixed at 0.70% of Ashford Prime’s total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Prime and Ashford Trust common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” Incentive advisory fees are earned annually in each year

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

that Ashford Prime’s and/or Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive advisory fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met. As incentive advisory fees are earned annually, we recognize revenue quarterly based on the amount that would be due pursuant to the applicable advisory agreement as of the interim balance sheet date in accordance with the authoritative accounting guidance. Debt placement fees include revenues earned through provision of mortgage placement services and are recognized based on a stated percentage of the loan amount when services have been rendered.
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
Equity-Based Compensation—Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. In connection with providing advisory services, our officers and employees are granted common stock and LTIP units from Ashford Trust and Ashford Prime, which result in expense equal to the fair value of the award, included in “salaries and benefits” in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
Other Comprehensive Income (Loss)—As there are no transactions requiring presentation in other comprehensive income (loss), but not in net income (loss), the Company’s net income (loss) equates to other comprehensive income (loss).
Investments in Unconsolidated Entities—We hold an investment in an unconsolidated entity with a carrying value of $500,000 at both September 30, 2017 and December 31, 2016, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities. No such impairment was recorded during the three and nine months ended September 30, 2017 or September 30, 2016.
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
Our effective tax rates on income (loss) before income taxes for the three and nine months ended September 30, 2017 and September 30, 2016 were 1.0% and (111.2)%, and (312.0)% and (5.5)%, respectively. The rates reflect the effects of permanent differences, changes in the valuation allowance on our deferred tax assets, and losses attributable to noncontrolling interests in partnerships and LLC’s taxed as partnerships for which taxes are not the responsibility of the Company. For the three and nine months ended September 30, 2017, the rates also reflect the effect of a 0% effective tax rate on the net losses of certain consolidated VIEs due to it being more likely than not that the related deferred tax assets will not be realized primarily because of each entity’s history of losses. The portion of equity-based compensation expense related to LTIP units granted to Ashford Trust employees prior to the spin-off is not deductible for income tax purposes and is accounted for as a permanent difference.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. After consideration of all evidence, we concluded that it is not more likely than not that we will realize a substantial portion of our deferred tax assets. This conclusion was primarily

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

due to our historical pretax losses and the inability to carry back our deferred tax assets to historical taxable income after the organizational structure of our tax paying entities changed from the Merger described in note 1. Accordingly, at September 30, 2017, we recorded a deferred tax asset, net of $600,000, which was comprised of $31.3 million of net deferred tax assets offset by a $30.7 million valuation allowance. If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $4.4 million in the nine months ended September 30, 2016. Our beginning-of-period cash, cash equivalents and restricted cash increased $9.8 million and $5.7 million in 2017 and 2016, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. ASU 2014-09 also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method.
Upon adoption of ASU 2014-09, the guidance currently applied by the Company in which it recognizes incentive fee income on an assumed liquidation basis at each reporting date will no longer be permitted. The Company expects the recognition of incentive fees, which are a form of variable consideration, to be tied to a performance obligation and deferred until such fees are probable of not being subject to significant reversal. We are currently in process of quantifying the impact on our financial statements, if any.
The Company is currently in the process of implementing the standard. The Company engaged a third party expert to assist in its implementation efforts and in selecting a transition method. The Company is continuing to evaluate the effect this guidance will have on other revenue streams, including principal versus agent considerations for reporting reimbursable revenue items gross versus net. In addition, the Company is evaluating the disclosure requirements under these standards while also identifying and preparing to implement changes to its accounting policies, practices and controls to support the new standards. The Company will adopt the new standard effective January 1, 2018.
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
3. Acquisitions
Pure Rooms
On April 6, 2017, Ashford Hospitality Services LLC (“AHS”), a subsidiary of Ashford Inc., entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with PRE Opco, LLC (“Pure Rooms”), pursuant to which AHS became the sole owner of the common equity, or Series A Units, of Pure Rooms. In conjunction with the LLC Agreement, AHS contributed $97,000 cash to Pure Rooms. Pursuant to the Asset and Liability Contribution Agreement (the “Contribution Agreement”), by and among Pure Rooms (as contributee) and PAFR, LLC, the members of PAFR, LLC and Brault Enterprises, LLC (collectively, the “Sellers”), the Sellers contributed liabilities, net of assets, with a net fair value of $563,000 (see purchase price allocation below) of the predecessor operating company, Pure Rooms NA, LLC, in exchange for certain equity interests in Pure Rooms, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units, $181,000 of Series B-1 Units, and $202,000 of Series B-2 Units. As a result of the Contribution Agreement, our equity interest in Pure Rooms was 70%.
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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to working capital balances, furniture, fixtures and equipment, goodwill, intangibles and notes payable. This valuation is considered a Level 3 valuation technique. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation. Any change to the amounts recorded within working capital balances, furniture, fixtures and equipment, goodwill, intangibles and notes payable could also impact depreciation, amortization and interest expense.
The purchase price and allocation of the purchase price is as follows (in thousands):

Equity consideration	$425
Debt assumed - note payable	375
Debt assumed - line of credit	100
Purchase price	$900

	Fair Value	Estimated Useful Life
Cash	$129
Furniture, fixtures and equipment	170	3 years
Line of credit	(100)
Note payable	(375)
Other assumed liabilities, net of assets acquired	(387)
Total assumed liabilities, net of assets acquired	(563)
Customer relationships	175	5 years
Goodwill	813
Fair value of noncontrolling interest in subsidiary	$425
Results of Pure Rooms
The results of operations of Pure Rooms have been included in our results of operations since the acquisition date. Results for the three and nine months ended September 30, 2017, include total revenues of $828,000 and $1.5 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2017, include net income of $58,000 and a net loss of $116,000, respectively. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Goodwill and Other Intangible Assets
Approximately $813,000 of the purchase price was allocated to goodwill. We expect substantially all of the goodwill to be deductible for income tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Pure Rooms’ operations through our relationships with Ashford Trust and Ashford Prime.
The net carrying amounts of intangible assets other than goodwill are as follows (in thousands):

September 30, 2017
Customer relationships	$175
Accumulated amortization	(18)
Customer relationships, net	$157
Amortization expense of these intangible assets over the remaining 2017 period and the next five years is expected to be the following (in thousands):

Year	Aggregate Amortization Expense
October 1, 2017 through December 31, 2017	$8
2018	35
2019	35
2020	35
2021	35
2022	9
$157
Impairment Testing
The Company conducts impairment tests on goodwill annually or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. We did not identify any circumstances that indicated that the carrying amount of goodwill may not be recoverable as of September 30, 2017.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Pure Rooms acquisition had occurred and the applicable indebtedness was incurred on January 1, 2016, and the removal of $0 and $202,000 of non-recurring transaction costs directly attributable to the acquisitions for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$19,255	$17,045	$52,613	$49,641
Net income (loss)	(2,258)	(1,049)	(12,040)	(10,986)
Net income (loss) attributable to common stockholders	(1,856)	(255)	(10,782)	(3,273)
Pro forma income per share:
Basic	$(0.92)	$(0.13)	$(5.34)	$(1.63)
Diluted	$(1.05)	$(0.47)	$(5.74)	$(2.39)
Weighted average common shares outstanding (in thousands):
Basic	2,022	2,014	2,019	2,011
Diluted	2,054	2,262	2,052	2,188

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Notes Payable, net
Notes payable, net consisted of the following (in thousands):

Indebtedness	Subsidiary	Collateral	Maturity	Interest Rate	September 30, 2017	December 31, 2016
Revolving credit facility	OpenKey	None (2)	October 2018	Prime Rate (1) + 2.75%	$—	$—
Revolving credit facility	Pure Rooms	None	On demand	Prime Rate (1) + 1.00%	100	—
Term loan	Pure Rooms	None	October 2018	5.00%	279	—
Total					379	—
Less: current portion					340	—
Notes payable, gross - non-current					39	—
Deferred loan costs, net					(19)	—
Notes payable, net non-current					$20	$—
__________________

(1)	Prime Rate was 4.25% at September 30, 2017.

(2)	Creditors do not have recourse to Ashford Inc. The line of credit is secured by all of OpenKey's assets.
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
On April 13, 2017, OpenKey entered into a Loan and Security Agreement ("Loan Agreement") for a line of credit in the amount of $1.5 million with Comerica Bank. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018 with an interest rate of Prime Rate plus 2.75%. At September 30, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in “noncontrolling interests in consolidated entities” and debt issuance costs, which will be amortized over the term of the line of credit.
5. Derivative Contracts
As of December 31, 2016, the volume of the AQUA U.S. Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at December 31, 2016, was 8,000 long exposure contracts with a notional amount of $0 and no short exposure contracts. As of September 30, 2017, the AQUA U.S. Fund has been dissolved.
Options on Futures Contracts—During the nine months ended September 30, 2017, we purchased no options on Eurodollar futures. During the nine months ended September 30, 2016, we purchased options on Eurodollar futures for total costs of $94,000 and a maturity date of June 2017. These options were not designated as cash flow hedges. The carrying value of these options on futures contract is included in “investments in securities” in the condensed consolidated balance sheets.
6. Fair Value Measurements
Fair Value Hierarchy—Our financial instruments measured at fair value, either on a recurring or a non-recurring basis, are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market place as discussed below:
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
September 30, 2017
Liabilities
Non-derivative liabilities:
Deferred compensation plan	$(12,599)	$—	$(12,599)
Total	$(12,599)	$—	$(12,599)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2016
Assets
Derivative assets:
Options on futures contracts	$91	$—	$91
Total	91	—	91	(1)
Liabilities
Non-derivative liabilities:
Deferred compensation plan	(9,078)	—	(9,078)
Total	(9,078)	—	(9,078)
Net	$(8,987)	$—	$(8,987)
__________________

(1)	Reported as “investments in securities” in the condensed consolidated balance sheets.

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

	Gain (Loss) Recognized
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Assets
Derivative assets:
Equity put options	$—		$(1,609)		$—		$(2,079)
Equity call options	—		251		—		2,132
Options on futures contracts	—		(106)		(91)		(153)

Non-derivative assets:
Equity securities	—		52		—		(6,013)
U.S. treasury securities	—		19		—		696
Total	—		(1,393)		(91)		(5,417)
Liabilities
Derivative liabilities:
Short equity put options	—		1,355		—		1,529
Short equity call options	—		(403)		—		(1,841)

Non-derivative liabilities:
Equity securities	—		—		—		(160)
Deferred compensation plan	(2,006)		494		(3,673)		1,178
Total	(2,006)		1,446		(3,673)		706
Net	$(2,006)		$53		$(3,764)		$(4,711)
Total combined
Unrealized gain (loss) on investments	$—		$287		$203		$1,182
Realized gain (loss) on investments	—		(728)		(294)		(7,071)
Deferred compensation plan	(2,006)	(1)	494	(1)	(3,673)	(1)	1,178	(1)
Net	$(2,006)		$53		$(3,764)		$(4,711)
________

(1)	Reported as a component of “salaries and benefits” in the condensed consolidated statements of operations and comprehensive income (loss).

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

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$—	$—	$91	$91
Financial liabilities measured at fair value:
Deferred compensation plan	$12,599	$12,599	$9,078	$9,078
Financial assets not measured at fair value:
Cash and cash equivalents	$44,561	$44,561	$84,091	$84,091
Restricted cash	11,109	11,109	9,752	9,752
Receivables	518	518	16	16
Due from Ashford Trust OP	11,705	11,705	12,179	12,179
Due from Ashford Prime OP	1,065	1,065	3,817	3,817
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$12,127	$12,127	$11,601	$11,601
Due to affiliate	2,071	2,071	933	933
Due to Ashford Prime OP from AQUA U.S. Fund	—	—	2,289	2,289
Other liabilities	11,109	11,109	9,752	9,752
Notes payable	379	379	—	—
Investments in securities. Investment securities consist of U.S. treasury securities, publicly traded equity securities, equity put and call options on certain publicly traded equity securities and futures contracts. Liabilities associated with investments in securities consist of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates in active and inactive markets. This is considered either a Level 1 or Level 2 valuation technique. See notes 5 and 6 for a complete description of the methodology and assumptions utilized in determining fair values.
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
Notes payable. We estimate that the carrying value of notes payable of $379,000 at September 30, 2017 approximates fair value given the recent nature of the financing. This is considered a Level 2 valuation technique.
8. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition was filed in the Court of Chancery of the State of Delaware and styled as Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case in the second quarter of 2017. Accordingly, this amount was recorded within “general and administrative” expenses on our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. A ruling from the court is currently pending. It is not possible to accurately predict the outcome of this remaining action or the range of any potential loss.
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
Noncontrolling Interests in Consolidated Entities—As of September 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 16.51% in OpenKey and 30% in Pure Rooms. As of December 31, 2016, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 13.63% in OpenKey. At September 30, 2017 and December 31, 2016, noncontrolling interests in consolidated entities had a total carrying value of $460,000 and $52.8 million, respectively. Income (loss) from consolidated entities attributable to these noncontrolling interests was loss of $102,000 and $267,000 for the three and nine months ended September 30, 2017, respectively, and loss of $486,000 and $6.9 million for the three and nine months ended September 30, 2016, respectively.
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
Redeemable noncontrolling interests in Ashford Holdings as of September 30, 2017 and Ashford LLC as of December 31, 2016, were $251,000 and $179,000, respectively, which represented ownership of approximately 0.2% as of each date. The carrying value of redeemable noncontrolling interests as of September 30, 2017 and December 31, 2016, included adjustments of $210,000 and $134,000, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the three and nine months ended September 30, 2017, net loss of $4,000 and $4,000, respectively, were allocated to these redeemable noncontrolling interests. For the three and nine months ended September 30, 2016, net income of $1,000 and net loss of $6,000, respectively, was allocated to these redeemable noncontrolling interests.
Redeemable Noncontrolling Interest in Subsidiary Common Stock—Redeemable noncontrolling interest in subsidiary common stock represented a 39.59% and 46.31% ownership interest in OpenKey, a consolidated VIE, at September 30, 2017 and December 31, 2016, respectively. The carrying value of redeemable noncontrolling interests in subsidiary common stock as of September 30, 2017 and December 31, 2016, was $1.7 million and $1.3 million, respectively. The carrying value of the redeemable noncontrolling interest included adjustments of $1.2 million and $975,000 to reflect the excess of redemption value over the accumulated historical cost. The redeemable noncontrolling interest in subsidiary common stock is included in the “mezzanine” section of our condensed consolidated balance sheet as it may be redeemed by the holder for cash in certain circumstances outside of the Company’s control. For the three and nine months ended September 30, 2017, net loss of $296,000 and $991,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock. For the three months ended September 30, 2016, net loss of $322,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock. For the period from March 8, 2016 through September 30, 2016, net loss of $788,000 was allocated to the redeemable noncontrolling interest in subsidiary common stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three and nine months ended September 30, 2017 and 2016, are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity-based compensation
Stock option amortization (1)	$1,899	$1,627	$5,436	$4,196
Director equity grants expense (2)	—	—	250	250
Pre-spin equity grants expense (3)	—	1,125	684	4,323
Total equity-based compensation (4)	$1,899	$2,752	$6,370	$8,769

Other equity-based compensation
REIT equity-based compensation (5)	$3,443	$3,021	$5,449	$7,755
	$5,342	$5,773	$11,819	$16,524
________
(1) As of September 30, 2017, the Company had approximately $7.9 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.2 years. During the three and nine months ended September 30, 2017, stock option amortization included $12,000 and $28,000 of amortization related to OpenKey stock options issued under OpenKey’s stock plan.
(2) Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. See Equity-based Compensation in note 2.
(3) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date. As of September 30, 2017, these equity grants were fully vested.
(4) Additionally, equity-based compensation associated with employees of an affiliate was included in “general and administrative” expense in the amount of $0 and $2,000 for the three and nine months ended September 30, 2017, respectively and $2,000 and $7,000 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, these equity grants were fully vested. See note 13.
(5) REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. See notes 2 and 13.
12. Deferred Compensation Plan
We administer a non-qualified deferred compensation plan (“DCP”) for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive income (loss).

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in fair value
Unrealized gain (loss)	$(2,006)	$494	$(3,673)	$1,178

Distributions
Fair value (1)	$39	$—	$152	$—
Shares (1)	1	—	2	—
________
(1) Distributions made to one participant.
As of September 30, 2017 and December 31, 2016 the carrying value of the DCP liability was $12.6 million and $9.1 million, respectively.
13. Related Party Transactions
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2017, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is earned annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenue from Ashford Trust OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Advisory services revenue
Base advisory fee	$8,568	$8,576	$26,020	$25,842
Reimbursable expenses (1)	1,673	1,515	5,902	4,641
Equity-based compensation (2)	4,392	1,887	7,748	4,535
Incentive advisory fee (3)	452	—	1,356	—
Total advisory services revenue	$15,085	$11,978	$41,026	$35,018

Other revenue
Investment management reimbursements (4)	$522	$—	$1,482	$—
Lease revenue (5)	168	—	391	—
Other services (6)	479	6	705	6
Total other revenue	$1,169	$6	$2,578	$6

Total revenue	$16,254	$11,984	$43,604	$35,024
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the three and nine months ended September 30, 2017, we recognized $202,000 and $1.5 million, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $0 and $1.1 million, respectively, for the three and nine months ended September 30, 2017.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the pro-rata portion of the second year installment of the 2016 incentive advisory fee in the amount of $452,000 and $1,356,000 for the three and nine months ended September 30, 2017, for which the payment is due January 2018 subject to the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust.

(4)
Investment management reimbursements include AIM’s management of all or a portion of Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(5)
In connection with our key money transaction with Ashford Trust, we lease furniture, fixtures and equipment to Ashford Trust at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(6)	Other services revenue is associated with Pure Rooms and OpenKey that provide other hotel services to Ashford Trust.
At September 30, 2017 and December 31, 2016, we had a net receivable of $11.7 million and $12.2 million, respectively, from Ashford Trust OP associated primarily with the advisory services fee and other fees, as discussed above. The net receivables due from Ashford Trust OP as of September 30, 2017 included $248,000 and $29,000 of receivables held by Pure Rooms and OpenKey, respectively.
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. Through June 20, 2017, the quarterly base fee was based on a declining sliding scale percentage of Ashford Prime's total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Prior to the effectiveness of the amended and restated advisory agreement discussed below, the range of base fees on the scale was between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

billion to greater than $10.0 billion. Upon effectiveness of the amended and restated advisory agreement discussed below, the quarterly base fee was fixed at 0.70% per annum. Reimbursement for overhead, internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is earned annually in each year that Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Prime’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime (the “Fourth Amended and Restated Ashford Prime Advisory Agreement”) that amended and restated the advisory agreement with Ashford Prime discussed herein. On June 9, 2017, Ashford Prime’s stockholders approved the Fourth Amended and Restated Ashford Prime Advisory Agreement, which became effective on June 21, 2017. The material terms of the Fourth Amended and Restated Ashford Prime Advisory agreement include:

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

The following table summarizes the revenue from Ashford Prime OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Advisory services revenue
Base advisory fee	$2,300	$2,103	$6,579	$6,334
Reimbursable expenses (1)	470	731	1,552	2,035
Equity-based compensation (2)	(949)	1,134	(2,299)	3,220
Incentive advisory fee (3)	319	481	956	1,213
Other advisory revenue(4)	132	—	146	—
Total advisory services revenue	$2,272	$4,449	$6,934	$12,802

Other revenue
Debt placement fees (5)	$225	$—	$225	$—
Lease revenue (6)	83	84	251	252
Other services (7)	26	—	26	—
Total other revenue	$334	$84	$502	$252

Total revenue	$2,606	$4,533	$7,436	$13,054
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the three and nine months ended September 30, 2017, we recognized $15,000 and $110,000, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $0 and $1.1 million, respectively, for the three and nine months ended September 30, 2017.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the pro-rata portion of the third year installment of the 2015 incentive advisory fee in the amount of $319,000 and $956,000 for the three and nine months ended September 30, 2017, for which the payment is due January 2018 subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime. For the three and nine months ended September 30, 2016, the incentive advisory fee includes the pro-rata portion of the second year installment of the 2015 incentive advisory fee in the amount of $319,000 and $956,000, respectively, for which the payment was made in January 2017 as well as the first year installment of the 2016 incentive fee in the amount of $162,000 and $257,000 for the three and nine months ended September 30, 2016, respectively, which was subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4)
In connection with our Fourth Amended and Restated Ashford Prime Advisory Agreement, a $5.0 million cash payment was made by Ashford Prime upon approval by Ashford Prime’s stockholders, which will be recognized over the 10 year initial term.

(5)	Debt placement fees include revenues earned through provision of mortgage placement services.

(6)
In connection with our key money transactions with Ashford Prime, we lease furniture, fixtures and equipment to Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(7)	Other services revenue is associated with Pure Rooms and OpenKey that provide other hotel services to Ashford Prime.
At September 30, 2017 and December 31, 2016, we had receivables of $1.1 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee and other fees, as discussed above. The net receivables due from Ashford Prime OP as of September 30, 2017 included $4,000 of receivables held by OpenKey.
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying condensed consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Ashford Prime. These reimbursements are included in “general and administrative” expenses on the condensed consolidated statements of operations and comprehensive income (loss). The charges totaled $1.2 million and $3.7 million for the three and nine months ended September 30, 2017, respectively, and $1.2 million and $4.4 million, for the three and nine months ended September 30, 2016, respectively. The amounts due under these arrangements as of September 30, 2017 and December 31, 2016, are included in “due to affiliates” on our condensed consolidated balance sheets.
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
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The remaining hold-back amounts were paid during the second quarter of 2017. As of September 30, 2017, AQUA U.S. Fund has been fully dissolved.
Certain employees of Remington Lodging who perform work on behalf of Ashford Trust were granted shares of restricted stock under the Ashford Trust Stock Plan prior to our spin-off. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and were recorded in “general and administrative” expense. Expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of $0 and $2,000 for the three and nine months ended September 30, 2017, respectively, and $2,000 and $7,000 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, these equity grants were fully vested.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee should be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, advisory revenue was allocated to lease revenue in the amount of $251,000 and $642,000 for the three and nine months ended September 30, 2017, respectively and $84,000 and $252,000 for the three and nine months ended September 30, 2016, respectively. Lease revenue is included in “other” revenue in the condensed consolidated statements of operations and comprehensive income (loss).
14. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(1,856)	$(285)	$(10,950)	$(3,123)
Undistributed net income (loss) allocated to common stockholders	(1,856)	(285)	(10,950)	(3,123)
Distributed and undistributed net income (loss) - basic	$(1,856)	$(285)	$(10,950)	$(3,123)
Effect of deferred compensation plan	—	(494)	—	(1,178)
Effect of contingently issuable shares	(296)	(322)	(991)	(788)
Distributed and undistributed net income (loss) - diluted	$(2,152)	$(1,101)	$(11,941)	$(5,089)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,022	2,014	2,019	2,011
Effect of deferred compensation plan shares	—	210	—	140
Effect of contingently issuable shares	32	38	33	37
Weighted average common shares outstanding – diluted	2,054	2,262	2,052	2,188

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(0.92)	$(0.14)	$(5.42)	$(1.55)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(1.05)	$(0.49)	$(5.82)	$(2.33)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford LLC	$4	$1	$4	$(6)
Total	$4	$1	$4	$(6)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	1	—	1
Effect of assumed conversion of Ashford LLC units	4	5	4	5
Total	4	6	4	6
15. Segment Reporting
We have one reportable business segment: REIT Advisory, which provides asset management and advisory services to other entities. Our Pure Rooms and OpenKey operating segments do not individually meet the accounting criteria for separate disclosure as reportable segments. Accordingly, we combine the operating results of Pure Rooms and OpenKey into an “all other” category, which we refer to as “Corporate and Other.”
The REIT Advisory segment primarily earns revenue by providing asset management and advisory services on a fee basis by managing the day-to-day operations of Ashford Trust and Ashford Prime and their respective subsidiaries, in conformity with each entity's investment guidelines. Corporate and Other includes a portion of our revenue and operating expenses that are not directly attributable to the REIT Advisory segment. The revenue in this category primarily consists of income generated by Pure Rooms and OpenKey by providing services to hotels. As of September 30, 2017, all of our business was transacted in the United States and all of our revenues were generated domestically.
Our chief operating decision maker (“CODM”) uses multiple measures of segment profitability for assessing performance of our business. Our reported measure of segment profitability is net income, although the CODM also focuses on adjusted EBITDA and adjusted net income, which exclude certain gains, losses and charges, to assess performance and allocate resources. Our CODM currently reviews assets at the corporate (consolidated) level and does not currently review segment assets to make key decisions on resource allocations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables reconcile our segment results to our consolidated results of operations (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	REIT Advisory	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$17,357	$—	$17,357	$16,427	$—	$16,427
Other	998	900	1,898	84	27	111
Total revenue	18,355	900	19,255	16,511	27	16,538
EXPENSES
Depreciation and amortization	185	396	581	—	271	271
Other operating expenses (a)	5,586	15,428	21,014	5,267	11,135	16,402
Total expenses	5,771	15,824	21,595	5,267	11,406	16,673
OPERATING INCOME (LOSS)	12,584	(14,924)	(2,340)	11,244	(11,379)	(135)
Interest expense	—	(20)	(20)	—	—	—
Interest income	—	82	82	—	21	21
Other income (expense) (b)	—	(5)	(5)	(30)	(373)	(403)
INCOME (LOSS) BEFORE INCOME TAXES	12,584	(14,867)	(2,283)	11,214	(11,731)	(517)
Income tax (expense) benefit	(4,543)	4,568	25	(4,051)	3,476	(575)
NET INCOME (LOSS)	$8,041	$(10,299)	$(2,258)	$7,163	$(8,255)	$(1,092)
________

(a)
Other operating expenses includes salaries and benefits and general and administrative expenses. REIT Advisory amounts represent expenses for which there is a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

(b)
Other income (expense) primarily includes the realized gain (loss) on investment in unconsolidated entity, the unrealized gain (loss) on investment in unconsolidated entity, dividend income, the realized gain (loss) on investments and the unrealized gain (loss) on investments.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	REIT Advisory	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$47,960	$—	$47,960	$47,820	$—	$47,820
Other	2,349	1,598	3,947	252	27	279
Total revenue	50,309	1,598	51,907	48,072	27	48,099
EXPENSES
Depreciation and amortization	438	1,198	1,636	—	815	815
Impairment	1,041	31	1,072	—	—	—
Other operating expenses (a)	12,903	39,354	52,257	14,431	35,692	50,123
Total expenses	14,382	40,583	54,965	14,431	36,507	50,938
OPERATING INCOME (LOSS)	35,927	(38,985)	(3,058)	33,641	(36,480)	(2,839)
Interest expense	—	(35)	(35)	—	—	—
Interest income	—	153	153	—	44	44
Other income (expense) (b)	(309)	285	(24)	(75)	(7,339)	(7,414)
INCOME (LOSS) BEFORE INCOME TAXES	35,618	(38,582)	(2,964)	33,566	(43,775)	(10,209)
Income tax (expense) benefit	(12,895)	3,647	(9,248)	(12,133)	11,573	(560)
NET INCOME (LOSS)	$22,723	$(34,935)	$(12,212)	$21,433	$(32,202)	$(10,769)
________

(a)
Other operating expenses includes salaries and benefits and general and administrative expenses. REIT Advisory amounts represent expenses for which there is a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

(b)
Other income (expense) primarily includes the realized gain (loss) on investment in unconsolidated entity, the unrealized gain (loss) on investment in unconsolidated entity, dividend income, the realized gain (loss) on investments and the unrealized gain (loss) on investments.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Subsequent Event
On November 1, 2017, we acquired an 85% controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $9.2 million in cash, $4.3 million of common stock, and $9.5 million in assumed debt (excluding transaction costs, working capital adjustments, and contingent consideration). The results of operations of J&S will be included in our condensed consolidated financial statements from the date of acquisition beginning in the fourth quarter of 2017. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations and expect to complete a preliminary purchase price allocation in the fourth quarter of 2017. It is impracticable to provide pro forma results that include the impact of J&S due to the recency of the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company” and Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings.” “AIM” refers to Ashford Investment Management, LLC, a Delaware limited liability company. “Ashford Prime” or “AHP” refers to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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
Overview
Ashford Inc. is a Maryland corporation formed on April 2, 2014, and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of November 6, 2017, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 30% of our company. Ashford Prime holds approximately 195,000 shares, which represents an approximate 9.6% ownership interest in Ashford Inc.
Our principal business objective is to provide asset management and other advisory services to other entities. The Company seeks to grow in three primary areas; (i) expanding its existing platforms accretively and accelerating performance to earn incentive fees; (ii) starting new platforms for additional base and incentive fees; and (iii) investing in or incubating strategic businesses that can achieve accelerated growth through doing business with our existing platforms and by leveraging our deep knowledge and extensive relationships within the hospitality sector. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Ashford Prime. In our capacity as the advisor to Ashford Trust and Ashford Prime, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Ashford Prime, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Ashford Prime to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible, but may in the future be responsible, for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Ashford Prime, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Ashford Prime.
As required for disclosure under the Fourth Amended and Restated Ashford Prime Advisory Agreement, for the trailing twelve months ended September 30, 2017, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Ashford Prime under the Fourth Amended and Restated Advisory Agreement was $2.8 million.
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
On March 3, 2017, Ashford Inc. and Ashford Trust invested an additional $1.3 million and $650,000, respectively, for an additional ownership interest in OpenKey, a consolidated VIE. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guestrooms. On September 12, 2017, Ashford Inc. and Ashford Trust invested an additional $667,000 and $333,000, respectively in OpenKey. See notes 1, 2, 9, 10 and 13 to our condensed consolidated financial statements.

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
The balance of all limited partners' capital accounts in the AQUA U.S. Fund, less an audit hold-back of 5%, was distributed to limited partners in cash on the Dissolution Date, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. The remaining hold-back amounts were paid during the second quarter of 2017. As of September 30, 2017, AQUA U.S. Fund has been fully dissolved.
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
On April 13, 2017, OpenKey entered into a $1.5 million line of credit ("LOC") with Comerica Bank that is secured by all of OpenKey's assets. The LOC matures on October 31, 2018 and has an interest rate of prime plus 2.75%. In connection with the LOC, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. At September 30, 2017, there were no borrowings outstanding under the Loan Agreement. See note 4 to our condensed consolidated financial statements.
On September 13, 2017, Ashford Inc. and Ashford Hospitality Advisors, LLC, entered into an Amended and Restated Employment Agreement with two of the Company’s officers, David Brooks and Deric Eubanks. Also on September 13, 2017, the Company and Ashford LLC entered into an Amendment to Employment Agreement with Monty J. Bennett, Chief Executive Officer of the Company.
On November 1, 2017, we acquired an 85% controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $9.2 million in cash, $4.3 million of common stock, and $9.5 million in assumed debt (excluding transaction costs, working capital adjustments, and contingent consideration). The results of operations of J&S will be included in our condensed consolidated financial statements from the date of acquisition beginning in the fourth quarter of 2017.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees, investments to grow our business, key money consideration and certain recent subsidiary financing transactions noted below. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, future equity issuances and availability under our subsidiaries’ revolving credit facilities noted below.
On April 6, 2017, in connection with the acquired controlling interest, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000. The term loan has a fixed interest rate of 5.0% per annum with a stated maturity date of October 2018. The line of credit has a variable interest rate of the Prime Rate plus 1.00%. For the period ended September 30, 2017, the interest rate for the line of credit was 5.25%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as current.
On April 13, 2017, in connection with the acquired controlling interest, OpenKey entered into a Loan and Security Agreement ("Loan Agreement") for a line of credit in the amount of $1.5 million with Comerica Bank. The line of credit is secured by all of OpenKey's assets and matures in October 2018 with an interest rate of the Prime Rate plus 2.75%. At September 30, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants was estimated to be $28,000 and is included in “noncontrolling interests in consolidated entities.”
On November 1, 2017, we acquired an 85% controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $9.2 million in cash, $4.3 million of common stock, and $9.5 million in assumed debt (excluding transaction costs, working capital adjustments, and contingent consideration).
Sources and Uses of Cash
As of September 30, 2017 and December 31, 2016, we had $44.6 million and $84.1 million of cash and cash equivalents, respectively, and $11.1 million and $9.8 million of restricted cash, respectively. As of September 30, 2017 and December 31, 2016, cash and cash equivalents included funds associated with the AQUA U.S. Fund in the amounts of $0 and $55.1 million, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $18.0 million for the nine months ended September 30, 2017 and provided net cash flows of $78.8 million for the nine months ended September 30, 2016. The higher cash flows provided by operating activities in the nine months ended September 30, 2016 was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund during the nine months ended September 30, 2016. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, the timing of paying vendors and the activity of the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2017, investing activities used net cash flows of $1.7 million, which is attributable to purchases of computer software, furniture, fixtures and equipment of $1.8 million, partially offset by proceeds from disposal of furniture, fixtures and equipment, net of $15,000 and $129,000 of cash acquired in the acquisition of Pure Rooms. For the nine months ended September 30, 2016, investing activities used net cash flows of $2.8 million, which was attributable to purchases of computer software, furniture, fixtures and equipment of $4.2 million partially offset by a distribution from an investment in an unconsolidated investment entity of $1.4 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2017, net cash flows used in financing activities was $54.5 million. These cash outflows consisted of $55.3 million of distributions to noncontrolling interests in consolidated entities, $96,000 of payments on note payable, $28,000 of loan cost payments, $24,000 for the repurchase of common stock and net advances to employees of $71,000 associated with tax withholdings for restricted stock vestings, partially offset by $983,000 of contributions from noncontrolling interests in a consolidated entity. For the nine months ended September 30, 2016, net cash flows used in financing activities was $42.3 million, which consisted of $44.1 million of distributions to noncontrolling interests in consolidated entities, utilization of excess tax benefit associated with stock-based compensation of $314,000 and $20,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings, partially offset by $2.1 million of contributions from noncontrolling interests in a consolidated entity and net repayments in advances to employees of $143,000 associated with tax withholdings for restricted stock vestings.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
REVENUE
Advisory services	$17,357	$16,427	$930	5.7%
Other	1,898	111	1,787	1,609.9%
Total revenue	19,255	16,538	2,717	16.4%
EXPENSES
Salaries and benefits	16,750	12,964	(3,786)	(29.2)%
Depreciation and amortization	581	271	(310)	(114.4)%
General and administrative	3,897	3,438	(459)	(13.4)%
Impairment	—	—	—
Other	367	—	(367)
Total expenses	21,595	16,673	(4,922)	(29.5)%
OPERATING INCOME (LOSS)	(2,340)	(135)	(2,205)	(1,633.3)%
Interest expense and amortization of loan costs	(20)	—	(20)
Interest income	82	21	61	290.5%
Dividend income	—	33	(33)	(100.0)%
Unrealized gain (loss) on investments	—	287	(287)	(100.0)%
Realized gain (loss) on investments	—	(728)	728	100.0%
Other income (expense)	(5)	5	(10)	(200.0)%
INCOME (LOSS) BEFORE INCOME TAXES	(2,283)	(517)	(1,766)	(341.6)%
Income tax (expense) benefit	25	(575)	600	104.3%
NET INCOME (LOSS)	(2,258)	(1,092)	(1,166)	(106.8)%
(Income) loss from consolidated entities attributable to noncontrolling interests	102	486	(384)	(79.0)%
Net (income) loss attributable to redeemable noncontrolling interests	4	(1)	5	500.0%
Net (income) loss attributable to redeemable noncontrolling interest in subsidiary common stock	296	322	(26)	(8.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,856)	$(285)	$(1,571)	(551.2)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $1.6 million, or 551.2%, to $1.9 million for the three months ended September 30, 2017 (the “2017 quarter”) compared to the three months ended September 30, 2016 (the “2016 quarter”). This increased loss for the 2017 quarter as compared to the 2016 quarter was the result of the factors discussed below.

Total Revenue. Total revenue increased $2.7 million, or 16.4%, to $19.3 million for the 2017 quarter compared to the 2016 quarter. The increase was driven by a $1.8 million increase in REIT Advisory revenue and an increase of $873,000 in revenues from Pure Rooms and OpenKey. The changes in total revenue consisted of the following (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change
Advisory services revenue:
Base advisory fee (1)	$10,868	$10,679	$189
Incentive advisory fee (2)	771	481	290
Reimbursable expenses (3)	2,143	2,246	(103)
Non-cash stock/unit-based compensation (4)	3,443	3,021	422
Other advisory revenue (5)	132	—	132
Total advisory services revenue	17,357	16,427	930
Other revenue:
Investment management reimbursements (6)	522	—	522
Debt placement fees (7)	225	—	225
Lease revenue (8)	251	84	167
Other services (9)	900	27	873
Total other revenue	1,898	111	1,787
Total revenue	$19,255	$16,538	$2,717
________

(1)
The increase in base advisory fee is due to lower revenue of $8,000 from Ashford Trust and higher revenue of $197,000 from Ashford Prime. See note 13 to our condensed consolidated financial statements.

(2)
The increase in incentive advisory fee is due to higher revenue of $452,000 from Ashford Trust and lower revenue from Ashford Prime of $162,000. The incentive advisory fee for the three months ended September 30, 2017, includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000, for which payment is due January 2018, subject to meeting the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust and the pro-rata portion of the third year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $319,000, for which the payment is due January 2018, subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime. The incentive advisory fee for the three months ended September 30, 2016, included the pro-rata portion of the second year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $319,000, for which payment was made in January 2017 as well as the first year installment of the 2016 incentive fee in the amount of $162,000 for the three months ended September 30, 2016, which was subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime. See note 13 to our condensed consolidated financial statements.

(3)
The decrease in reimbursable expenses revenue is due to higher revenue of $158,000 from Ashford Trust and lower revenue of $261,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the three months ended September 30, 2017, we recognized deferred income from reimbursable expenses related to software implementation costs from Ashford Trust and Ashford Prime of $202,000 and $15,000, respectively.

(4)
The increase in equity-based compensation revenue is due to higher revenue of $2.5 million from Ashford Trust and lower revenue of $2.1 million from Ashford Prime. Equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” See note 13 to our condensed consolidated financial statements.

(5)
The increase in other advisory revenue is due to higher revenue of $132,000 from Ashford Prime as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Ashford Prime Advisory Agreement. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized over the initial ten-year term of the advisory agreement. See note 13 to our condensed consolidated financial statements.

(6)
The increase in investment management reimbursements is due to higher revenue of $522,000 from Ashford Trust. Investment management reimbursements include AIM’s management of all or a portion of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses. See note 13 to our condensed consolidated financial statements.

(7)
The increase in debt placement fee revenue is due to higher revenue of $225,000 from Ashford Prime. Debt placement fees include revenues earned through provision of mortgage placement services. See note 13 to our condensed consolidated financial statements.

(8)
The increase in lease revenue is due to higher lease revenue of $168,000 from Ashford Trust and lower lease revenue of $1,000 from Ashford Prime. In connection with our key money transactions, we lease furniture, fixtures and equipment at no cost to Ashford Trust and Ashford Prime. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. See note 13 to our condensed consolidated financial statements.

(9)
The increase in other services revenue is due to higher revenues of $828,000 earned by Pure Rooms and higher revenues of $45,000 earned by OpenKey. Pure Rooms and OpenKey are both consolidated subsidiaries of Ashford Inc. that provide hotel services to Ashford Trust, Ashford Prime and other non-related parties. See notes 2, 9, 10 and 13 to our condensed consolidated financial statements.

Salaries and Benefits Expense. Salaries and benefits expense increased $3.8 million, or 29.2%, to $16.8 million during the 2017 quarter compared to the 2016 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change
Cash salaries and benefits:
Salary expense	$5,286	$4,856	$430
Bonus expense	3,467	1,983	1,484
Benefits related expenses	649	846	(197)
Total cash salaries and benefits (1)	9,402	7,685	1,717
Non-cash equity-based compensation:
Stock option grants (2)	1,899	1,627	272
Pre spin-off Ashford Trust equity grants (3)	—	1,125	(1,125)
Ashford Trust & Ashford Prime equity grants (4)	3,443	3,021	422
Total non-cash equity-based compensation	5,342	5,773	(431)
Non-cash (gain) loss in deferred compensation plan (5)	2,006	(494)	2,500
Total salaries and benefits	$16,750	$12,964	$3,786
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
The increase in expense is due to additional stock options granted in 2017 with a three year vesting period of which there was no related expense in the three months ended September 30, 2016. See notes 11 and 13 to our condensed consolidated financial statements.

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

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The increase is primarily attributable to an increase in the fair value of equity grants. See notes 2, 11 and 13 to our condensed consolidated financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. The 2017 quarter loss is primarily attributable to an increase in the fair value of the DCP obligation. See note 12 to our condensed consolidated financial statements.

Depreciation Expense. Depreciation expense increased $310,000, or 114.4%, to $581,000 during the 2017 quarter compared to the 2016 quarter. The increase is primarily the result of furniture, fixtures and equipment additions, including software implementations, since September 30, 2016.
General and Administrative Expense. General and administrative expenses increased $459,000, or 13.4%, to $3.9 million during the 2017 quarter compared to the 2016 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change
Professional fees(1)	$2,023	$1,257	$766
Office expense	863	857	6
Public company costs	254	242	12
Director costs	192	206	(14)
Travel and other expense	511	827	(316)
Non-capitalizable costs - software implementation	54	49	5
Total general and administrative	$3,897	$3,438	$459
________

(1)	The increase in these costs is primarily due to investments in Pure Rooms, OpenKey and J&S. These increases were partially offset by a decrease in legal expense.
Other. Other operating expense was $367,000 and $0 for the 2017 quarter and 2016 quarter, respectively, as a result of the acquisition of Pure Rooms and OpenKey. Other operating expense represents cost of goods sold and royalties.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs were $20,000 and $0 for the 2017 quarter and 2016 quarter, respectively, related to the OpenKey and Pure Rooms notes payable and line of credit. See note 4 to our condensed consolidated financial statements.
Interest Income. Interest income was $82,000 and $21,000 for the 2017 quarter and 2016 quarter, respectively.
Dividend Income. Dividend income was $0 and $33,000 for the 2017 quarter and 2016 quarter, respectively, related to investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. We did not recognize any unrealized gain or loss in the 2017 quarter. We recorded an unrealized gain on investments of $287,000 for the 2016 quarter related to investments in the AQUA U.S. Fund and options on futures contracts. The unrealized gain on investments was based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. We did not recognize any realized gain or loss in the 2017 quarter. We recorded a realized loss of $728,000 for the 2016 quarter. The realized loss on investments was related to investments in the AQUA U.S. Fund and options on futures contracts.
Other Income (Expense). Other expense was $5,000 and other income was $5,000 for the 2017 quarter and 2016 quarter, respectively.
Income Tax Benefit (Expense). Income tax expense decreased $600,000 from an expense of $575,000 in the 2016 quarter to a benefit of $25,000 in the 2017 quarter. The decrease in income tax expense was due to a $630,000 deferred tax benefit recorded during the 2017 quarter to recognize the carryback potential of certain deferred tax assets against taxable income generated after the Company’s change in tax filing structure in April 2017.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $102,000 and $486,000 in the 2017 quarter and 2016 quarter, respectively. As of September 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 16.51% in OpenKey and 30% in Pure Rooms with a combined total carrying value of $460,000. At September 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 12.5% in OpenKey. See notes 1, 2, and 9 to our condensed consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated a net loss of $4,000 and net income of $1,000 in the 2017 quarter and 2016 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 0.2% in Ashford Holdings LLC at September 30, 2017 and Ashford LLC at September 30, 2016.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $296,000 in the 2017 quarter. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 39.59% in OpenKey common stock at September 30, 2017. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $322,000 in the 2016 quarter and represented an ownership interest of 49.13% in subsidiary common stock at September 30, 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
REVENUE
Advisory services	$47,960	$47,820	$140	0.3%
Other	3,947	279	3,668	1,314.7%
Total revenue	51,907	48,099	3,808	7.9%
EXPENSES
Salaries and benefits	39,146	38,156	(990)	(2.6)%
Depreciation and amortization	1,636	815	(821)	(100.7)%
General and administrative	12,493	11,967	(526)	(4.4)%
Impairment	1,072	—	(1,072)
Other	618	—	(618)
Total expenses	54,965	50,938	(4,027)	(7.9)%
OPERATING INCOME (LOSS)	(3,058)	(2,839)	(219)	(7.7)%
Realized gain (loss) on investment in unconsolidated entity	—	(3,601)	3,601	100.0%
Unrealized gain (loss) on investment in unconsolidated entity	—	2,141	(2,141)	(100.0)%
Interest expense and amortization of loan costs	(35)	—	(35)
Interest income	153	44	109	247.7%
Dividend income	93	79	14	17.7%
Unrealized gain (loss) on investments	203	1,182	(979)	(82.8)%
Realized gain (loss) on investments	(294)	(7,071)	6,777	95.8%
Other income (expense)	(26)	(144)	118	81.9%
INCOME (LOSS) BEFORE INCOME TAXES	(2,964)	(10,209)	7,245	71.0%
Income tax (expense) benefit	(9,248)	(560)	(8,688)	(1,551.4)%
NET INCOME (LOSS)	(12,212)	(10,769)	(1,443)	(13.4)%
(Income) loss from consolidated entities attributable to noncontrolling interests	267	6,852	(6,585)	(96.1)%
Net (income) loss attributable to redeemable noncontrolling interests	4	6	(2)	(33.3)%
Net (income) loss attributable to redeemable noncontrolling interest in subsidiary common stock	991	788	203	25.8%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(10,950)	$(3,123)	$(7,827)	(250.6)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $7.8 million, or 250.6%, to $11.0 million for the nine months ended September 30, 2017 (the “2017 period”) compared to the nine months ended September 30, 2016 (the “2016 period”). This increased loss for the 2017 period compared to the 2016 period was the result of the factors discussed below.

Total Revenue. Total revenue increased $3.8 million, or 7.9%, to $51.9 million for the 2017 period compared to the 2016 period. The increase was driven by a $2.2 million increase in REIT Advisory revenue and an increase of $1.6 million in revenue from Pure Rooms and OpenKey. The changes in total revenue consisted of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change
Advisory services revenue:
Base advisory fee (1)	$32,599	$32,176	$423
Incentive advisory fee (2)	2,312	1,213	1,099
Reimbursable expenses (3)	7,454	6,676	778
Non-cash stock/unit-based compensation (4)	5,449	7,755	(2,306)
Other advisory revenue (5)	146	—	146
Total advisory services revenue	47,960	47,820	140
Other revenue:
Investment management reimbursements (6)	1,482	—	1,482
Debt placement fees (7)	225	—	225
Lease revenue (8)	642	252	390
Other services (9)	1,598	27	1,571
Total other revenue	3,947	279	3,668
Total revenue	$51,907	$48,099	$3,808
________

(1)
The increase in base advisory fee is due to higher revenue of $178,000 from Ashford Trust and higher revenue of $245,000 from Ashford Prime. See note 13 to our condensed consolidated financial statements.

(2)
The increase in incentive advisory fee is due to higher revenue of $1.4 million from Ashford Trust and lower revenue of $257,000 from Ashford Prime. The incentive advisory fee for the nine months ended September 30, 2017, includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.4 million, for which payment is due January 2018, subject to meeting the FCCR Condition as of December 31, 2017, as defined in our advisory agreement with Ashford Trust and the pro-rata portion of the third year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $956,000, for which the payment is due January 2018, subject to meeting the FCCR Condition at December 31, 2017, as defined in our advisory agreement with Ashford Prime. The incentive advisory fee for the nine months ended September 30, 2016, includes the pro-rata portion of the second year installment of the Ashford Prime 2015 incentive advisory fee in the amount of $956,000, for which payment was made in January 2017 as well as the first year installment of the 2016 incentive fee in the amount of $257,000 for the nine months ended September 30, 2016, which was subject to Ashford Prime’s annual total stockholder return exceeding the average annual total stockholder return of Ashford Prime’s peer group as of December 31, 2016 and the FCCR Condition as of December 31, 2016, as defined in our advisory agreement with Ashford Prime. See note 13 to our condensed consolidated financial statements.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $1.3 million from Ashford Trust and lower revenue of $483,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the nine months ended September 30, 2017, we recognized deferred income from reimbursable expenses related to software implementation costs from Ashford Trust and Ashford Prime of $1.5 million and $110,000, respectively, which was partially offset by the impairment of the related capitalized software, as discussed in note 2 to our condensed consolidated financial statements, in the amount of $1.1 million for the nine months ended September 30, 2017. See note 13 to our condensed consolidated financial statements.

(4)
The decrease in equity-based compensation revenue is due to higher revenue of $3.2 million from Ashford Trust and lower revenue of $5.5 million from Ashford Prime. Equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” See notes 11 and 13 to our condensed consolidated financial statements.

(5)
The increase in other advisory revenue is due to higher revenue of $146,000 from Ashford Prime as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Ashford Prime Advisory Agreement. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized over the initial ten-year term of the agreement. See note 13 to our condensed consolidated financial statements.

(6)
The increase in investment management reimbursements is due to higher revenue of $1.5 million from Ashford Trust. Investment management reimbursements include AIM’s management of all or a portion of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses. See note 13 to our condensed consolidated financial statements.

(7)
The increase in debt placement fee revenue is due to higher revenue of $225,000 from Ashford Prime. Debt placement fees include revenues earned through provision of mortgage placement services. See note 13 to our condensed consolidated financial statements.

(8)
The increase in lease revenue is due to higher lease revenue of $391,000 from Ashford Trust and lower lease revenue from Ashford Prime of $1,000. In connection with our key money transactions, we lease furniture, fixtures and equipment at no cost to Ashford Trust and Ashford Prime. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. See note 13 to our condensed consolidated financial statements.

(9)
The increase in other services revenue is due to higher revenues of $1.5 million earned by Pure Rooms and higher revenues of $113,000 earned by OpenKey. Pure Rooms and OpenKey are both consolidated subsidiaries that provide hotel services to Ashford Trust, Ashford Prime and other non-related parties. See notes 2, 9, 10 and 13 to our condensed consolidated financial statements.

Salaries and Benefits Expense. Salaries and benefits expense increased $1.0 million, or 2.6%, to $39.1 million during the 2017 period compared to the 2016 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change
Cash salaries and benefits:
Salary expense	$14,848	$14,331	$517
Bonus expense	6,718	5,559	1,159
Benefits related expenses	2,338	3,170	(832)
Total cash salaries and benefits (1)	23,904	23,060	844
Non-cash equity-based compensation:
Stock option grants (2)	5,436	4,196	1,240
Pre spin-off Ashford Trust equity grants (3)	684	4,323	(3,639)
Ashford Trust & Ashford Prime equity grants (4)	5,449	7,755	(2,306)
Total non-cash equity-based compensation	11,569	16,274	(4,705)
Non-cash (gain) loss in deferred compensation plan (5)	3,673	(1,178)	4,851
Total salaries and benefits	$39,146	$38,156	$990
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
The increase in expense is due to additional stock options granted in 2017 with a three year vesting period of which there was no related expense in the nine months ended September 30, 2016. See notes 11 and 13 to our condensed consolidated financial statements.

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

Depreciation Expense. Depreciation expense increased $821,000, or 100.7%, to $1.6 million during the 2017 period compared to the 2016 period. The increase is primarily the result of furniture, fixtures and equipment additions, including software implementations, since September 30, 2016.

General and Administrative Expense. General and administrative expenses increased $526,000, or 4.4%, to $12.5 million during the 2017 period compared to the 2016 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change
Professional fees(1)	$6,546	$4,459	$2,087
Office expense	2,388	2,611	(223)
Public company costs	829	747	82
Director costs	735	856	(121)
Travel and other expense	1,847	2,340	(493)
Non-capitalizable costs - software implementation(2)	148	954	(806)
Total general and administrative	$12,493	$11,967	$526
________

(1)	The increase in these costs is primarily due to investments in Pure Rooms, OpenKey and J&S. These increases were partially offset by a decrease in legal expense.

(2)	The decrease in these costs is primarily due to software project timing.
Impairment. Impairment of capitalized software implementation costs was $1.1 million during the 2017 period compared to $0 for the 2016 period. See notes 2 and 13 to our condensed consolidated financial statements.
Other. Other operating expense was $618,000 and $0 for the 2017 period and 2016 period, respectively, as a result of the acquisition of Pure Rooms. Other operating expense represents cost of goods sold and royalties.
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
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs were $35,000 and $0 for the 2017 period and 2016 period, respectively, related to the OpenKey and Pure Rooms notes payable and line of credit. See note 4 to our condensed consolidated financial statements.
Interest Income. Interest income was $153,000 and $44,000 for the 2017 period and 2016 period, respectively.
Dividend Income. Dividend income was $93,000 and $79,000 for the 2017 period and 2016 period, respectively, related to investments in the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. We recorded an unrealized gain on investments of $203,000 and $1.2 million for the 2017 period and 2016 period, respectively, related to investments in the AQUA U.S. Fund. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $294,000 and $7.1 million for the 2017 period and 2016 period, respectively. The realized gain (loss) on investments is related to investments in the AQUA U.S. Fund and options on futures contracts.
Other Income (Expense). Other expense was $26,000 and $144,000 for the 2017 period and 2016 period, respectively.
Income Tax Benefit (Expense). Income tax expense increased $8.7 million, from an expense of $560,000 in the 2016 period to an expense of $9.2 million in the 2017 period. The increase in income tax expense is primarily due to a restructuring of the Company to facilitate acquisitions that resulted in fully reserved deferred tax assets, thereby increasing the deferred tax expense.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $267,000 and $6.9 million in the 2017 period and 2016 period, respectively. As of September 30, 2017, noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in Performance Holdco, 16.51% in OpenKey and 30% in Pure Rooms. At September 30, 2016, the noncontrolling interests in consolidated entities represented noncontrolling ownership interests of 40% in AIM, 100% in the AQUA Fund and 12.5% in OpenKey. See notes 1, 2, and 9 to our condensed consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated a net loss of $4,000 and $6,000 in the 2017 period and 2016 period, respectively. Redeemable noncontrolling interests in Ashford LLC represented ownership interests of 0.2% in Ashford Holdings LLC at September 30, 2017 and Ashford LLC at September 30, 2016.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Subsidiary Common Stock. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $991,000 in the 2017 period. Redeemable noncontrolling interest in subsidiary common stock represented an ownership interest of 39.59% in subsidiary common stock at September 30, 2017. Redeemable noncontrolling interest in subsidiary common stock was allocated a net loss of $788,000 in the 2016 period and represented an ownership interest of 49.13% in subsidiary common stock at September 30, 2016.
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
At September 30, 2017, our total indebtedness of $379,000 included $100,000 of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2017, would be less than $1,000. Interest rate changes will have no impact on the remaining $279,000 of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2017, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We together with our consolidated subsidiaries do not hold any other financial instruments that subject us to market risk.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition, described in note 13 to our condensed consolidated financial statements, was filed in the Court of Chancery of the State of Delaware and styled Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case. Accordingly, this amount was recorded within “general and administrative” expenses on our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. A ruling from the court is currently pending. It is not possible to accurately predict the outcome of this remaining action or the range of any potential loss.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation of Ashford Inc., a Maryland corporation, as filed with the Department of Assessments and Taxation of the State of Maryland on October 28, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 1, 2016) (File No. 001-36400)

3.2	Bylaws of Ashford Inc., a Maryland corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)
10.1
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2017) (File No. 001-36400)

10.2
Amended and Restated Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and David Brooks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.3
Amended and Restated Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Deric Eubanks (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.4
Amendment to Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Monty J. Bennett (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 8, 2017	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 8, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer