Form 10-K
period 2017-12-31
Ashford Inc.
filed 2018-03-12
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36400
ASHFORD INC.
(Exact name of registrant as specified in its charter)

Maryland	46-5292553
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE American
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2017, the aggregate market value of 1,600,587 shares of the registrant’s common stock held by non-affiliates was approximately $81,597,925.
As of March 8, 2018, the registrant had 2,102,518 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2017

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

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington Lodging, Ashford Trust and Ashford Prime, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;
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

PART I
Item 1. Business
Our Company
Ashford Inc. is a Maryland corporation formed on April 2, 2014 that provides asset management, advisory and other products and services primarily to clients in the hospitality industry. Ashford Inc. currently provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE American Exchange. Ashford Trust held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 28.6% ownership interest in Ashford Inc. Ashford Prime held approximately 195,000 shares, which represented an approximate 9.3% ownership interest in Ashford Inc. as of December 31, 2017.
On April 6, 2017, Ashford Inc. entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Hospitality Holdings LLC, a Delaware limited liability company and a subsidiary of the Company (“Ashford Holdings”), in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford Hospitality Advisors LLC, a Delaware limited liability company and the operating company of the Company (“Ashford LLC”), with Ashford LLC surviving the Merger as a wholly-owned subsidiary of Ashford Holdings. Ashford Holdings is owned approximately 99.8% by Ashford Inc. and approximately 0.2% by noncontrolling interest holders. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Advisors LLC. The Merger was effectuated in order to facilitate our investments in businesses that provide products and services to the hospitality industry. After the Merger, Ashford Inc. serves as the sole manager of Ashford Holdings.
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
We conduct our advisory business through an operating entity, Ashford LLC. We conduct our hospitality products and services business through an operating entity, Ashford Hospitality Services, LLC (“Ashford Services”). We own our assets through Ashford LLC and Ashford Services.
Our Business Strategy
Our principal business objective is to provide asset management, advisory and other products and services to other entities primarily in the hospitality industry. The Company seeks to grow in three primary areas; (i) expanding its existing platforms accretively and accelerating performance to earn incentive fees; (ii) starting new platforms for additional base and incentive fees; and (iii) acquiring, investing in or incubating strategic businesses that can achieve accelerated growth through doing business with our existing platforms and by leveraging our deep knowledge and extensive relationships within the hospitality sector. We operate our business primarily through two operating subsidiaries, Ashford LLC and Ashford Services. We operate our asset management and advisory business through Ashford LLC and we operate our hospitality products and services business primarily through Ashford Services. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to two publicly traded REITs, Ashford Trust and Ashford Prime.
In our asset management and advisory business, we earn advisory fees from each company that we advise. The fees for the REIT companies we advise include a base fee, payable in cash, quarterly for Ashford Trust and monthly for Ashford Prime, for managing the respective day-to-day operations of the companies we advise and the day-to-day operations of the respective subsidiaries, in each case in conformity with the respective investment guidelines of such entity. The base fee is determined as a percentage of each entity’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Ashford Prime based on their respective out-performance of their peers, as measured by the annual total stockholder return of such company compared to its peers. For the year ended December 31, 2017, we earned advisory services revenues of $55.2 million and $10.8 million from Ashford Trust and Ashford Prime, respectively. For the year ended December 31, 2016, we earned advisory services revenues of $51.0 million and $16.2 million from Ashford Trust and Ashford Prime, respectively.
Separate from our advisory agreements, Lismore Capital, our wholly-owned subsidiary, provides mortgage placement services to our REIT clients. During the year ended December 31, 2017, Lismore Capital earned $1.1 million in debt placement fees. No debt placement fees were earned during the years ended December 31, 2016 and 2015.
In our hospitality products and services business, we provide products and services to clients primarily in the hospitality industry, including Ashford Trust and Ashford Prime. Ashford Services generates revenue from customers in various forms depending on the particular product or service provided and the general accepted market condition for pricing such products or services. For the year ended December 31, 2017, we earned audio visual revenue and other services revenue of $9.2 million and $2.4 million, respectively. For the year ended December 31, 2016, we earned other services revenue of $44,000.
Business Segments
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities and (ii) Hospitality Products and Services, which provides products and services to clients primarily in the hospitality industry. A discussion of our operating segments is incorporated by reference to note 19 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
Our Advisory Agreements
We advise Ashford Trust and Ashford Prime pursuant to our advisory agreements. The terms of the two advisory agreements are substantially similar, except as otherwise described below. The following summary of the terms of our advisory agreements does not purport to be complete and is subject to and qualified in its entirety by reference to a copy of the actual agreements, as amended, entered into with Ashford Trust or Ashford Prime, which have been included as exhibits to other documents filed with the Securities and Exchange Commission (the “SEC”) and incorporated by reference in this Form 10-K.
General. Pursuant to our advisory agreements with Ashford Trust and Ashford Prime, we provide, or obtain on their behalf, the personnel and services necessary for each of these entities to conduct its respective business, as they have no employees of their own. All of the officers of each of Ashford Trust and Ashford Prime are our employees. We are not obligated to dedicate any of our employees exclusively to either Ashford Trust or Ashford Prime, nor are we or our employees obligated to dedicate any specific portion of time to the business of either Ashford Trust or Ashford Prime, except as necessary to perform the service required of us in our capacity as the advisor to such entities. The advisory agreements require us to manage the business affairs of each of Ashford Trust and Ashford Prime in conformity with the policies and the guidelines that are approved and monitored by the boards of such entities. Additionally, we must refrain from taking any action that would (a) adversely affect the status of Ashford Trust or Ashford Prime as a REIT, (b) subject us to regulation under the Investment Company Act, (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate the charter, bylaws or resolutions of the board of directors of each of Ashford Trust and Ashford Prime, all as in effect from time to time. So long as we are the advisor to Ashford Prime, Ashford Prime’s governing documents permit us to designate two persons as candidates for election as director at any stockholder meeting of Ashford Prime at which directors are to be elected. Such nominees may be our executive officers.
Our Duties as Advisor. Subject to the supervision of the respective boards of directors of each of Ashford Trust and Ashford Prime, we are responsible for, among other duties: (1) performing and administering the day-to-day operations of Ashford Trust and Ashford Prime, including all of the subsidiaries and joint ventures of such entities, (2) all services relating to the acquisition, disposition and financing of hotels, (3) performing asset management duties, (4) engaging and supervising, on behalf of such companies, third parties to provide various services included but not limited to overseeing development management, property management, project management, design and construction services and other professional services, (5) performing corporate governance and other management functions, including financial, capital markets, treasury, financial reporting, internal audit, accounting, tax and risk management services, SEC and regulatory compliance, and retention of legal counsel, auditors and other professional advisors, as well as other duties and services outlined in the advisory agreements.
Any increase in the scope of duties or services to be provided by us must be jointly approved by us and either Ashford Trust or Ashford Prime, as applicable, and is subject to additional compensation as outlined in the advisory agreements.
We are generally, the exclusive asset manager for each of Ashford Trust and Ashford Prime.
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
We have agreed, from time to time, to make mutually agreed upon “key money investments” in the subsidiaries and affiliates of each of Ashford Trust and Ashford Prime to facilitate such companies, subsidiaries or affiliates’ acquisition of one or more properties, if the independent directors of Ashford Trust or Ashford Prime, as applicable, and Ashford Inc. determine that without such an investment, the acquisition of such property would be uneconomic to Ashford Trust or Ashford Prime. Any such assets are referred to as “key money assets.” Any key money investment will be in the form of, but not limited to, cash, notes, equity of Ashford Inc., the acquisition of furniture, fixture and equipment for use at the subject hotel, or as agreed to at the time a key money investment is made. Upon any such key money investment, Ashford Trust or Ashford Prime will engage Ashford LLC as the asset manager for the related key money asset and will pay the key money asset management fees, which are included in the base fees. Ashford Trust or Ashford Prime may also agree to additional incentive fees based on the performance of any key money asset. Ashford Trust or Ashford Prime will be obligated to pay us the “key money clawback amount,” which is equal to the difference between a per annum return of 5% on a key money asset together with the initial key money investment amount and the amount actually received by us (through key money asset management fees and key money incentive fees, if applicable) related to such key money asset, if the Advisory Agreement (or the applicable asset management agreement) is terminated by Ashford Trust or Ashford Prime for any reason or such companies dispose of such key money asset (calculated on an investment by investment basis).
We have agreed to require our employees and officers who provide services to the companies we advise to comply with the codes and the policies of such companies.
Relationship with Ashford Trust and Ashford Prime. We advise both Ashford Trust and Ashford Prime. We are also permitted to have other advisory clients, which may include other REITs operating in the real estate industry or having the same or substantially similar investment guidelines as Ashford Trust or Ashford Prime. If either Ashford Trust or Ashford Prime materially revises its initial investment guidelines without our express written consent, we are required only to use our best judgment to allocate investment opportunities to Ashford Prime, Ashford Trust and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any of our then existing obligations to such other entities. Ashford Prime has agreed not to revise its initial investment guidelines to be directly competitive with Ashford Trust. Ashford Trust agrees, pursuant to the terms of the Ashford Trust advisory agreement, that it will revise its investment guidelines as necessary to avoid direct competition with (i) any entity or platform that Ashford Trust may create or spin-off in the future and (ii) any other entity advised by us, provided that in the case of clause (ii), we and Ashford Trust mutually agree to the terms of such revision of Ashford Trust’s investment guidelines. The advisory agreements give each of Ashford Trust and Ashford Prime the right to equitable treatment with respect to other clients of ours, but the advisory agreements do not give any entity the right to preferential treatment, except as follows:

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

To minimize conflicts between Ashford Trust and Ashford Prime, the advisory agreements require each such entity to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with us, such entity may modify or supplement its investment guidelines from time to time by giving written notice to us; however, if either Ashford Trust or Ashford Prime materially changes its investment guidelines without our express written consent, we are required only to use our best judgment to allocate investment opportunities to Ashford Trust, Ashford Prime and other entities we may advise, taking into account such factors as we deem relevant, in our discretion, subject to any then existing obligations we have to such other entities.
When determining whether an asset satisfies the investment guidelines of either Ashford Trust or Ashford Prime, we must make a good faith determination of projected RevPAR, taking into account historical RevPAR as well as such additional considerations as conversions or reposition of assets, capital plans, brand changes and other factors that may reasonably be forecasted to raise RevPAR after stabilization of such initiative.
If Ashford Trust or Ashford Prime elect to spin-off, carve-out, split-off or otherwise consummate a transfer of a division or subset of assets for the purpose of forming a joint venture, a newly created private platform or a new publicly traded company to hold such division or subset of assets constituting a distinct asset type and/or investment guidelines, Ashford Trust and Ashford

Prime have agreed that any such new entity will be advised by us pursuant to an advisory agreement containing substantially the same material terms set forth in our advisory agreement with Ashford Trust or Ashford Prime, as applicable.
Limitations on Liability and Indemnification. The advisory agreements provide that we have no responsibility other than to render the services and take the actions described in the advisory agreements in good faith and with the exercise of due care and are not responsible for any action the board of directors of either Ashford Trust or Ashford Prime takes in following or declining to follow any advice from us. The advisory agreements provide that we, and our officers, directors, managers, employees and members, will not be liable for any act or omission by us (or our officers, directors, managers, employees or members) performed in accordance with and pursuant to the advisory agreements, except by reason of acts constituting gross negligence, bad faith, willful misconduct or reckless disregard of our duties under the applicable advisory agreement.
Each of Ashford Trust and Ashford Prime has agreed to indemnify and hold us harmless (including our partners, directors, officers, stockholders, managers, members, agents, employees and each other person or entity, if any, controlling us) to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from any acts or omission by us (including ordinary negligence) in our capacity as advisor, except with respect to losses, claims, damages or liabilities with respect to or arising out of our gross negligence, bad faith or willful misconduct, or reckless disregard of our duties set forth in the applicable advisory agreement (for which we have indemnified Ashford Trust or Ashford Prime, as applicable).
Term and Termination of our Advisory Agreement with Ashford Trust. The term of our advisory agreement with Ashford Trust is 10 years, commencing from the effective date of the amended advisory agreement on June 10, 2015. Our advisory agreement with Ashford Trust provides for automatic five-year renewal terms unless previously terminated as described below. Following the 10-year initial term, our advisory agreement with Ashford Trust may be terminated by Ashford Trust, as applicable, with 180 days’ written notice prior to the expiration of the then current term, on the affirmative vote of at least two-thirds of the independent directors of such entity, based upon a good faith finding that either (a) there has been unsatisfactory performance by us that is materially detrimental to such company and the subsidiaries of such company taken as a whole, or (b) the base fee and/or incentive fee (each as defined in the advisory agreements) is not fair based on the then-current market for such fees (and we do not offer to negotiate a lower fee that at least a majority of the independent directors determine is fair). If the reason for non-renewal specified by such company in the termination notice is (b) in the preceding sentence, then we may, at our option, provide a notice of proposal to renegotiate the base fee and incentive fee not less than 150 days prior to the pending termination date. Thereupon, each party has agreed to use its commercially reasonable efforts to negotiate in good faith to find a resolution on fees within 120 days following receipt by such company of the renegotiation proposal. If a resolution is achieved between us and at least a majority of the independent directors of such entity, within the 120-day period, then the applicable advisory agreement will continue in full force and effect with modification only to the agreed upon base fee and/or incentive fee, as applicable.
If no resolution on fees is reached within the 120-day period, or if Ashford Trust terminates the advisory agreement by reason of clause (a) above, or terminates the advisory agreement upon a change in control of such companies, the related advisory agreement will terminate and Ashford Trust will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to 1.1 times the greater of either:

•
12 multiplied by our Net Earnings for the 12-month period preceding the termination date of our advisory agreement. For purposes of this calculation, “Net Earnings” is defined in the advisory agreement as (A) our reported Adjusted EBITDA (as defined in the advisory agreement) for the 12-month period preceding the termination of the advisory agreement (adjusted to assume the advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our earnings releases less (B) our pro forma Adjusted EBITDA (as defined in the advisory agreement) assuming our advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per Generally Accepted Accounting Principles (“GAAP”)) plus interest expenses, income taxes, depreciation and amortization) of ours and any of our affiliates and subsidiaries from providing any service or product to the applicable company, its operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from the advisory agreement;

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

Ashford Trust may also terminate the advisory agreement with 60 days’ notice upon a change of control of such entity, if the change of control transaction is conditioned upon the termination of the advisory agreement. In such a circumstance, Ashford Trust would be required to pay the accrued costs and termination fee described above.
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
Upon any termination of the advisory agreement, we are expected to cooperate with and assist Ashford Trust in executing an orderly transition of the management of its assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of such company, returning any funds held on behalf of such company and returning any and all of the books and records of such company. Ashford Trust will be responsible for paying all accrued fees and expenses and will be subject to certain non-solicitation obligations with respect to our employees upon any termination of the applicable advisory agreement other than termination as a result of change of control of our company.
Following the 10-year initial term, we may terminate the advisory agreement prior to the expiration of each successive then-current term with 180 days’ prior written notice. Additionally, we may terminate the advisory agreement if Ashford Trust defaults in the performance or observance of any material term, condition or covenant under the applicable advisory agreement; provided, however, before terminating the advisory agreement, we must give Ashford Trust written notice of the default and provide Ashford Trust with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as such entity is diligently and in good faith pursuing such cure. In the event of such a termination, we will be entitled to all accrued fees and expenses.
Base Fees under our Advisory Agreement with Ashford Trust. The total base fee per annum is based on a declining sliding scale percentage of the total market capitalization of Ashford Trust plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%). This amount is then divided by four to calculate the quarterly base fee; provided, however in no event shall the base fee for any quarter be less than the Minimum Base Fee (as defined by the advisory agreement). The “total market capitalization” for purposes of determining the base fee is calculated on a quarterly basis as follows:

(i)
average of the volume-weighted average price per share of common stock for Ashford Trust for each trading day of the preceding quarter multiplied by the average number of shares of common stock and common units outstanding during such quarter, on a fully-diluted basis (assuming all common units and long term incentive partnership units in Ashford Trust OP that have achieved economic parity with common units in the applicable operating partnership have been redeemed and Ashford Trust has elected to issue common stock in satisfaction of the redemption price), plus

(ii)
the quarterly average of the aggregate principal amount of the consolidated indebtedness of Ashford Trust (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus

(iii)	the quarterly average of the liquidation value of any outstanding preferred equity of such company, and

(iv)
multiplying the sum of (i), (ii), and (iii) above by the Key Money Asset Factor (defined in our advisory agreement as 1 minus the quotient resulting from dividing the aggregate gross book value of all key money assets by the aggregate gross book value of such entity’s assets (including key money assets)).

The minimum base fee for Ashford Trust for each quarter beginning January 1, 2016 is equal to the greater of:

(i)	90% of the base fee paid for the same quarter in the prior year; and

(ii)	the “G&A ratio” multiplied by the total market capitalization of Ashford Trust.
The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for each company may be adjusted from time-to-time by mutual agreement between us and a majority of the independent directors of Ashford Trust, negotiating in good faith. The base fee is payable quarterly in arrears in cash.
Term and Termination of our Advisory Agreement with Ashford Prime. The term of our advisory agreement with Ashford Prime is 10 years, commencing from the effective date of the amended advisory agreement June 21, 2017. Our advisory agreement with Ashford Prime provides for seven successive additional ten-year renewal terms upon written notice to Ashford Prime, given at least 210 days prior to the expiration of the then current term. The advisory agreement may be terminated by the Ashford Prime, with no termination fee due and payable, under the following circumstances: (i) upon our conviction (including a plea or nolo contendere) by a court of competent jurisdiction of a felony; (ii) if we commit an act of fraud against Ashford Prime, convert the funds of Ashford Prime or act in a manner constituting gross negligence in the performance of our material duties under the advisory agreement (including a failure to act); (iii) if we undergo a Bankruptcy Event (as defined by the advisory agreement); or (iv) upon the entry by a court of a final non-appealable order awarding monetary damages to Ashford Prime based on a finding that we committed a material breach or default of a material term, condition, obligation or covenant of the advisory agreement, which breach or default had a material adverse effect.
If Ashford Prime terminates the advisory agreement upon a change in control, the related advisory agreement will terminate and Ashford Prime will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to the greater of:
•12 multiplied by (a) our Net Earnings for the 12-month period preceding the termination date of our advisory agreement and (b) to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated buy have not yet been paid at the time of termination of the advisory agreement;
•(a) the quotient of (i) our total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (ii) our Adjusted EBITDA for the 12-month period preceding the termination date of our advisory agreement plus, to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated buy have not yet been paid at the time of termination of the advisory agreement; and
•the simple average, for the three years preceding the fiscal year in which the termination fee is due of (a) the quotient of (i) our total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (ii) our Adjusted EBITDA for the 12-month period preceding the termination date of our advisory agreement plus, to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated buy have not yet been paid at the time of termination of the advisory agreement
For purposes of this calculation, “Net Earnings” is generally defined in the advisory agreement as (A) the total base fees and incentive fees, plus any other revenues reported on our income statement as pertaining to the advisory agreement (in each case, in accordance with GAAP) including all of EBITDA of us and our affiliates and of our subsidiaries from providing any additional services to Ashford Prime and its affiliates, less (B) the total incremental expenses determined in accordance with the advisory agreement, in each case for the 12-month period preceding the termination date of our advisory agreement.
Any such termination fee will be payable on or before the termination date.
Upon any termination of the advisory agreement, we are expected to cooperate with and assist Ashford Prime in executing an orderly transition of the management of its assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of such company, returning any funds held on behalf of such company and returning any and all of the books and records of such company. Ashford Prime will be responsible for paying all accrued fees and expenses and will be subject to certain non-solicitation obligations with respect to our employees upon any termination of the applicable advisory agreement other than termination as a result of change of control of our company.
Base Fees under our Advisory Agreement with Ashford Prime. The total base fee per annum is an amount equal to 0.70% of the sum of (i) the Total Market Capitalization (as defined by the advisory agreement) for the prior month, and (ii) the Key Money Gross Asset Value (as defined by the advisory agreement), if any, on the last day of the prior month. This amount is then divided by 12 to calculate the monthly base fee; provided, however in no event shall the base fee for any month be less than the Minimum Base Fee (as defined by the advisory agreement). The “total market capitalization” for purposes of determining the base fee is calculated on a monthly basis as follows:

(i)
the average of the volume-weighted average price per share of common stock for Ashford Prime for each trading day of the preceding month multiplied by the average number of shares of common stock and common units outstanding during such month, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the applicable operating partnership which have achieved economic parity with common units in the applicable operating partnership have been redeemed and Ashford Prime has elected to issue common stock in satisfaction of the redemption price and assuming any shares of common stock issuable upon conversion of any convertible preferred stock of Ashford Prime have converted where the conversion price is less than such volume-weighted average price), plus

(ii)
the monthly average of the aggregate principal amount of the consolidated indebtedness of Ashford Prime (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus

(iii)
the quarterly average of the liquidation value of any outstanding preferred equity of such company (excluding any shares of common stock issuable upon conversion of any convertible preferred stock of Ashford Prime where the conversion price is less than the volume-weighted average price per share of common stock for Ashford Prime for each trading day of the preceding month), and

(iv)
multiplying the sum of (i), (ii), and (iii) above by the Key Money Asset Factor (defined in our advisory agreement as 1 minus the quotient resulting from dividing the aggregate gross book value of all key money assets by the aggregate gross book value of such entity’s assets (including key money assets)).

The minimum base fee for Ashford Prime for each month will be equal to the greater of:

(i)	90% of the base fee paid for the same month in the prior year; and

(ii)	the “G&A ratio” multiplied by the total market capitalization of Ashford Prime.
The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable month by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for each company may be adjusted from time-to-time by mutual agreement between us and a majority of the independent directors of such company, negotiating in good faith. Each month’s base fee is determined based on prior month results and is payable in cash on the fifth business day of the month for which the fee is applies.
Incentive Fee under the Advisory Agreements with Ashford Trust and Ashford Prime. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition. For purposes of this calculation, the TSR of such entity is calculated using a year-end stock price equal to the closing price of its common stock on the last trading day of the year as compared to the closing stock price of its common stock on the last trading day of the prior year, in each case assuming all dividends on the common stock during such period are reinvested into additional shares of common stock of such entity. The average TSR for each member of such company’s peer group is calculated in the same manner and for the same time period, and the simple average for the entire peer group is used.
The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which the annual TSR of Ashford Trust or Ashford Prime, as applicable, exceeds the average TSR for its respective peer group, multiplied by (ii) the fully diluted equity value of such company at December 31 of the applicable year. To determine the fully diluted equity value, we assume that all units in the operating partnership of Ashford Trust or Ashford Prime, as applicable, including Long-Term Incentive Plan (“LTIP”) units that have achieved economic parity with the common units, if any, are redeemed and the applicable company has elected to issue common stock of such company in satisfaction of the redemption price and that the per share value of each share of common stock of such company is equal to the closing price of its stock on the last trading day of the year. The incentive fee, if any, subject to the FCCR Condition (defined below), is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee installment for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition defined below. Except in the case when the incentive fee is payable on the date of termination of this Agreement, up to 50% of the incentive fee may be paid by each Ashford Trust or Ashford Prime, at the option of such entity, in shares its common stock or common units of the applicable operating partnership of such entity, with the balance payable in cash, unless at the time for payment of the incentive fee:

(i)
we or our affiliates own common stock or common units in an amount (determined with reference to the closing price of the common stock of each Ashford Trust or Ashford Prime, as applicable, on the last trading day of the year ) greater than or equal to three times the base fee for the preceding four quarters,

(ii)	payment in such securities would cause us to be subject to the provisions of the Investment Company Act, or

(iii)	payment in such securities would not be legally permissible for any reason; in which case, the entire Incentive Fee will be paid by Ashford Trust or Ashford Prime in cash.
Upon the determination of the incentive fee, except in the case of any termination of the advisory agreement in which case the incentive fee for the stub period and all unpaid installments of an incentive fee shall be deemed earned by us and fully due and payable by Ashford Trust and Ashford Prime, as applicable, each one-third installment of the incentive fee shall not be deemed earned by us or otherwise payable by Ashford Trust or Ashford Prime, as applicable, unless such entity, as of the December 31 immediately preceding the due date for the payment of the incentive fee installment, has an FCCR of 0.20x or greater (the “FCCR Condition”). For purposes of this calculation, “FCCR” means such entity’s fixed charge coverage ratio, which is the ratio of adjusted EBITDA for the previous four consecutive fiscal quarters to fixed charges, which includes all (i) such entity and its subsidiaries’ interest expense, (ii) such entity and its subsidiaries’ regularly scheduled principal payments, other than balloon or similar principal payments which repay indebtedness in full and payments under cash flow mortgages applied to principal, and (iii) preferred dividends paid by such entity.
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Trust and Ashford Prime, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Trust and Ashford Prime have the authority to make annual equity awards to us or directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other hurdles established by such board of directors.
Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Trust or Ashford Prime (including any of the officers of Ashford Trust or Ashford Prime who are also officers of our company), with the exception of any equity compensation that may be awarded by Ashford Trust or Ashford Prime to our employees who provide services to Ashford Trust and Ashford Prime, the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Trust and Ashford Prime are each responsible to pay or reimburse us monthly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Trust or Ashford Prime or us in our capacity as advisor to such entities. In addition, each of Ashford Trust and Ashford Prime pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.
In addition to the expenses described above, each of Ashford Trust and Ashford Prime are required to reimburse us monthly for its pro rata share (as reasonably agreed to between us and a majority of the independent directors of such company or its audit committee, chairman of its audit committee or lead director) of all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to our non-executive personnel who are located internationally or that oversee the operations of international assets or related to our personnel that source, investigate or provide diligence services in connection with possible acquisitions or investments internationally. Such expenses include but are not limited to, salary, wage payroll taxes and the cost of employee benefit plans. We also pay or reimburse Ashford Trust for the costs associated with Ashford Trust’s current chairman emeritus, which includes a $700,000 annual stipend and the cost of all benefits currently available to him, as well as reimbursement for reasonable expenses incurred by him in connection with his service to Ashford Trust.
Additional Services. If, and to the extent that, either Ashford Trust or Ashford Prime requests us to render services on behalf of such company other than those required to be rendered by us under the advisory agreement, including, but not limited to, certain services provided by Ashford Services, such additional services will be compensated separately, at market rates, as defined in the advisory agreements.
The Ashford Trademark. We have a proprietary interest in the “Ashford” trademark, and we agreed to license its use to each of Ashford Trust and Ashford Prime. If at any time Ashford Trust or Ashford Prime ceases to retain us to perform advisory services for them, within 60 days following receipt of written request from us, such entity must cease to conduct business under or use the “Ashford” name or logo, as well as change its name and the names of any of its subsidiaries to a name that does not contain the name “Ashford.”
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
Regulation
General. We, AIM and each of Ashford Trust and Ashford Prime, as applicable, are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things regulate public disclosures, reporting obligations and capital raising activity. As an advisor to companies that own hotel properties, the operations and properties of such entities are subject to various federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements.
REIT Regulations. Each of Ashford Trust and Ashford Prime has elected and is qualified and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As REITs, such companies must currently distribute, at a minimum, an amount equal to 90% of their taxable income. In addition, such companies must distribute 100% of taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If either Ashford Trust or Ashford Prime fails to continue to qualify as a REIT in any taxable year, it is subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if such companies continue to qualify for taxation as REITs, they may be subject to state and local income taxes and to federal income tax and excise tax on their undistributed income. Under the Protecting Americans from Tax Hikes Act of 2015, enacted on December 18, 2015, several Internal Revenue Code provisions relating to REITs and their stockholders were revised. These new rules were enacted with varying effective dates, some of which were retroactive.
Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, we revalued our net deferred tax assets and valuation allowance using the 21% U.S. federal income tax rate. In addition, the TCJA repealed the provisions that provided for carryback of losses generated in taxable years ending after December 31, 2017, and we increased our valuation allowance because we cannot consider tax paid in prior years as a source of taxable income to support realization of a portion of our net deferred tax assets. The impact of other provisions of the TCJA are still being evaluated by the Company.
Americans with Disabilities Act. As the advisor to Ashford Trust and Ashford Prime, we are responsible for ensuring that the hotels owned by such entities comply with applicable provisions of the Americans with Disabilities Act, or “ADA,” to the extent that such hotels are “public accommodations” as defined by the ADA. Non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess the hotels and to advise Ashford Trust or Ashford Prime, as applicable, to make alterations as appropriate in this respect.
Affordable Care Act. We could be subject to penalties under the employer mandate provisions of the Affordable Care Act ("ACA") if we did not offer affordable, minimum value health care coverage to substantially all of our full-time equivalent employees and their dependents. Any such penalty would be based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than approximately $652,000 based on our number of full-time employees. As of December 31, 2017, we had 102 full-time domestic corporate employees and approximately 300 employees at our consolidated subsidiaries that provide products and services to the lodging industry.
Environmental Matters. Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at the hotels owned by Ashford Trust or Ashford Prime may expose such entities, and potentially us, to third-party liability or materially and adversely affect the ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.
The hotels owned by Ashford Trust and Ashford Prime are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. These hotels incur costs to comply with these laws and regulations, and we or the property owners could be subject to fines and penalties for non-compliance.

Some of these hotels may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of the hotels owned by Ashford Trust or Ashford Prime could require a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at the hotels and others if property damage or health concerns arise.
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
Future distribution levels are subject to adjustment based upon any one or more of the factors set forth above, the matters discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K or any other document we file with the SEC under the Exchange Act and other factors that our board of directors may, from time to time, deem relevant to consider when determining an appropriate distribution. Our board of directors may also determine not to make any distribution.
Competition
The asset management industry is highly competitive. We compete on an industry, regional and niche basis based on a number of factors, including ability to raise capital, investment opportunities and performance, transaction execution skills, access to and retention of qualified personnel, reputation, range of products, innovation and fees for our services. Our clients compete with many third parties engaged in the hotel industry, including other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. Some of these competitors, including other REITs and private real estate companies and funds may have substantially greater financial and operational resources than Ashford Trust or Ashford Prime and may have greater knowledge of the markets in which we seek to invest. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Future competition from new market entrants may limit the number of suitable investment opportunities offered to Ashford Trust and Ashford Prime. It may also result in higher prices, lower yields and a more narrow margin over the borrowing cost for Ashford Trust and Ashford Prime, making it more difficult to originate or acquire new investments on attractive terms. Certain competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue potential investments and raise capital for their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities that we may want to pursue.
Ashford Trust and Ashford Prime each compete with many third parties engaged in the hotel industry. Competition in the hotel industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which properties are located and includes competition from existing and new hotels. We believe that hotels that are affiliated with leading national brands, such as the Marriott or Hilton brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and RevPAR of the hotels owned by Ashford Trust or Ashford Prime or may require capital improvements that otherwise would not have to be made, which may result in decreases in the profitability of Ashford Trust or Ashford Prime and decreased advisory fees to us. Since the fees we receive are based upon total equity market capitalization and total shareholder returns, such fees are impacted by relative performance of the share price of Ashford Trust and Ashford Prime compared to competitive REITs.
Insurance
We are required to have insurance programs to comply with our contractual obligations and as reasonably necessary for our business.

Shareholder Rights Plan
On November 16, 2014, we adopted a shareholder rights plan by entering into a Rights Agreement, dated November 17, 2014, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). We intend for the shareholder rights plan to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Our board of directors implemented the rights plan by declaring a dividend of one preferred share purchase right that was paid on November 27, 2014, for each outstanding share of our common stock on November 27, 2014, to our stockholders of record on that date. Each of those rights become exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series A Preferred Stock, par value $0.01 per share, at a price of $275 per one one-thousandth of a share of our Series A Preferred Stock represented by such a right, subject to adjustment.
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
On December 5, 2017, the board of directors of the Company extended the Final Expiration Date with respect to the Company’s Rights Agreement (each as defined under the Amended and Restated Rights Agreement, dated as of August 12, 2015, as amended by Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 31, 2016, between the Company and

Computershare Trust Company, N.A.) until the date of the Company’s 2018 annual meeting of stockholders, at which time the stockholders will vote on a further extension of the Final Expiration Date. If the stockholders do not approve such further extension, the Rights will expire on the date of the 2018 annual meeting of stockholders.
Employees
At December 31, 2017, Ashford Inc. had 102 corporate employees that directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust and Ashford Prime. Certain of our consolidated subsidiaries have a total of approximately 300 employees as of December 31, 2017, that provide hospitality products and services to the lodging industry, including audio visual and other services.
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
Item 1A. Risk Factors
Risks Related to Our Business
The asset management, advisory and hospitality product and services businesses are highly competitive.
The asset management, advisory and hospitality product and services businesses are highly competitive. Competition in these businesses is driven by a variety of factors including: asset and investment performance; the quality of service provided to the companies we advise; investor perception of an asset and investment manager’s drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the duration of relationships with investors; brand recognition; and business reputation. We expect to face competition primarily from other asset, service and investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties. A number of factors serve to increase our competitive risks:

•	other asset managers or advisors may have greater financial, technical, marketing and other resources and more personnel than we do;

•	other asset managers or advisors may offer more products and services than we do or be more adept at developing, marketing and managing new products and services than we are;

•	Ashford Trust, Ashford Prime, and other companies that we may advise may not perform as well as the clients of other asset managers;

•
several other asset managers or advisors and their clients have significant amounts of capital and many of them have similar management and investment objectives to ours which may create additional competition for advisory opportunities;

•
some of these other asset managers’ or advisors’ clients may also have a lower cost of capital and access to funding sources that are not available to us or the companies that we advise, which may create competitive disadvantages for us with respect to funding opportunities;

•
some of these other asset managers’ or advisors’ clients may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to facilitate the acquisition and management by their clients of a wider variety of assets and allow them to consider a broader range of investments and to advise their clients to bid more aggressively for investment opportunities on which we would advise our clients to bid;

•
there are relatively few barriers to entry impeding new asset management or advisory companies and the successful efforts of new entrants into the asset management businesses are expected to continue to result in increased competition;

•	some other asset managers or advisors may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets or investments;

•	other asset managers or advisors may have more scalable platforms and may operate more efficiently than us;

•	other asset managers or advisors may have better brand recognition than us and there is no assurance that we will maintain a positive brand in the future;

•	other industry participants may from time to time seek to recruit members of our management or investment teams and other employees away from us;

•
an increase in the allocation of capital to our asset strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that we may seek to exploit;

•	a decrease in the allocation of capital to our asset strategies could intensify competition for that capital and lead to difficulty in raising new capital; and

•	the market for qualified professionals is intensely competitive and our ability to continue to compete effectively will also depend upon our ability to attract, retain and motivate our employees.
Our inability to effectively compete on these and other areas may have an adverse effect on our business, results of operations and financial condition.
The investments of the entities we currently advise and provide other products and services to are concentrated in the hotel industry. Our business would be adversely affected by an economic downturn in that sector, and we will be significantly influenced by the economies and other conditions in the specific markets in which our asset management clients operate.
Substantially all of the investments of Ashford Trust and Ashford Prime and the investments of clients we provide other products and services to are concentrated in the hotel industry. These concentrations may expose such entities, and therefore us, to the risk of economic downturns in the hotel real estate sector to a greater extent than if the investments of such entities were diversified across other sectors of the real estate or other industries. Similarly, we are particularly susceptible to adverse market conditions in areas in which our asset management clients have high concentrations of properties. Industry downturns, relocation of businesses, any oversupply of hotel rooms, a reduction in lodging demand or other adverse economic developments in the hotel industry generally or in areas where our asset management clients have a high concentration of properties could adversely affect us.
Failure of the hotel industry to exhibit sustained improvement or to improve as expected may adversely affect us.
A substantial part of our business plan is based on management’s belief that the lodging markets will continue to experience stable or improving economic fundamentals in the future. There can be no assurance as to whether or to what extent, lodging industry fundamentals will remain stable or continue to improve. If conditions in the industry do not remain stable or improve as expected, or deteriorate, we may be adversely affected.

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries will be subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the Internal Revenue Service, and other federal, state and local governmental bodies and agencies. We also will be responsible for managing the regulatory aspects of Ashford Trust and Ashford Prime, including compliance with applicable REIT rules. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business or the businesses of Ashford Trust, Ashford Prime or other entities that we advise, we could be subjected to extensive investigations as well as substantial penalties, and our business and operations could be materially adversely affected. We also will have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. While we have designed policies to appropriately operate our business and the entities we advise, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
We may do business internationally, which may subject us to numerous political, economic, market, reputational, operational, legal, regulatory and other risks that could adversely impact our business and results of operations.
We have limited experience operating internationally but we may do so in the near future, in our capacity as advisor to an entity with international operations. As a result of any future international operations conducted by us, our business and financial results in the future could be adversely affected due to currency fluctuations, social or judicial instability, acts or threats of terrorism, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, fund transfer restrictions, capital controls, exchange rate controls, taxes, inadequate intellectual property protection, unfavorable political and diplomatic developments, changes in legislation or regulations and other additional international developments or restrictive actions. These risks are especially acute in emerging markets. Many non-U.S. jurisdictions in which we may do business have been negatively impacted by recessionary conditions. These jurisdictions may continue to experience increasing levels of stress. In addition, the risk of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Any such unfavorable conditions or developments could have an adverse impact on our businesses and results of operations.
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
Our ability to raise capital and attract investors for our existing and potential advisory clients and our performance is critical to our ability to earn fees and grow our businesses.
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
Our ability to earn these fees is subject to a number of risks, many of which are beyond our control, including monetary and fiscal policies, domestic and international economic conditions, political considerations and capital markets. To the extent that general capital markets activity slows down or comes to a halt, our clients may have difficulty growing. This risk is based on micro- and macro-economic market factors including but not limited to disruptions in the debt and equity capital markets, resulting in the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge.

We are predominantly dependent on Ashford Trust and Ashford Prime as our only current asset management clients for a substantial portion of our operating revenue, the loss of either of which, or their failure or inability to pay any amounts owed to us, including under their advisory agreements, could adversely affect our business, financial condition, prospects and results of operations. Ashford Trust and Ashford Prime are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry.
Ashford Trust and Ashford Prime are the only companies for which we currently provide asset management advisory services. Ashford Trust and Ashford Prime are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry. Therefore, our business is subject to the risks of the businesses of each entity. The loss or failure of either company, termination of either advisory agreement, the failure or inability of either company to pay us any amounts owed under their respective advisory agreements or other contracts, and particularly their failure or inability to pay all or a portion of any applicable termination fee, would adversely affect our business, financial condition, prospects and results of operations. Additionally, these companies could sell assets over time, decreasing their market capitalization, and thereby cause our advisory fees and other revenues to decrease, which would adversely affect our results of operations and financial condition.
We depend on our key personnel with long-standing business relationships. The loss of such key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our management team and key employees of the businesses we have acquired and may in the future acquire. In particular, the hotel industry and/or investment experience of Messrs. Monty J. Bennett, Douglas A. Kessler, Richard J. Stockton, David A. Brooks, Deric S. Eubanks, Jeremy J. Welter, Mark L. Nunneley and J. Robison Hays, III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of our management or investment teams could harm our business and our prospects.
The prior performance of Ashford Trust and Ashford Prime is not indicative of our future performance.
We have presented information in this Annual Report on Form 10-K regarding the historical results of Ashford Trust and Ashford Prime. When considering this information you should consider that the historical results of Ashford Trust and Ashford Prime are not indicative of the future results that you should expect from us or our common stock. There are significant differences between Ashford Trust and Ashford Prime and us, and our financial condition and results of operations could vary significantly because our investment, financing, business and other strategies differ from those of Ashford Trust and Ashford Prime.
As described elsewhere in this document, our future results are subject to many uncertainties and other factors that could cause our financial condition and results of operations to be materially different than that of Ashford Trust and Ashford Prime.
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
We may grow our business through the acquisition of asset management services contracts, assets or companies, which entails substantial risk.
We may determine to grow our business through the acquisition of asset management, services contracts, assets or companies. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not discover all relevant liabilities and we may have limited, if any, recourse against the sellers. We also may not successfully integrate the asset contracts or companies that we acquire into our business and operations, which could have a material adverse effect on our results of operation and financial condition. Additionally, to the extent such acquisitions result in us entering new lines of business, we may become subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, potentially leading to increased litigation and regulatory risk. Moreover, we may grow our business through joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, control and personnel that are not under our control.
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
We have in effect a shareholder rights plan that is intended to protect us from efforts to obtain control of our company that our board of directors believe are inconsistent with the best interests of our company and our stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder (other than us, one of our subsidiaries or employee benefit plans or Mr. Monty J. Bennett and certain of his affiliates and associates (so long as they beneficially own 20% or less of our common stock)) has acquired beneficial ownership of 10% or more of our common stock without the approval of our board of directors or the announcement of a tender offer or exchange offer that would result in the ownership of 10% or more of our common stock by a person or group of persons (other than one or more of the excluded persons described above). The rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock (other than one or more of the excluded persons described above) acquires any additional shares of our common stock without the approval of our board of directors. If the rights become exercisable, all rights holders (other than the person/entity triggering the rights) will be entitled to acquire certain of our securities at a substantial discount. The rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our board of directors, and the rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock, without first negotiating with our board of directors. The rights are set to expire on the date of the 2018 annual meeting of stockholders unless at such meeting our stockholders vote to approve an extension to the expiration date.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. We may change our corporate policies without stockholder notice or consent, which could result in investments or activities that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the MGCL, our charter and our bylaws, stockholders will have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We may, to the extent that market conditions permit, is to grow our business and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the management of assets or operation of service businesses within the hospitality industry. Accordingly, we may pursue growth through acquisitions of asset management and service contracts, assets or companies, acquisitions of critical business partners or other strategic initiatives. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.
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
Our amended and restated bylaws contains a provision that prevents certain stockholders from initiating a claim on behalf of the Company or any group of stockholders, against the Company or against any director of officer of the Company, unless the claiming stockholder meets certain requirements.
On February 27, 2018 our board of directors approved and adopted the Second Amended and Restated Bylaws of the company, which adds a provision that requires that stockholders meet certain ownership thresholds in order to initiate claims on behalf of the Company and/or any class of current and/or prior stockholders against the Company and/or against and director and/or officer of the Company. The new provision will be submitted to a binding advisory vote of the Company’s stockholders at the Company’s 2018 Annual Meeting of Stockholders with the intent that the new provision will be rescinded if not approved at such meeting.
While this provision is effective, including if the stockholders vote to approve the provision at the 2018 Annual Meeting of Stockholders, certain stockholders may be prevented from initiating derivative actions or other claims against the Company and its directors and officers unless the claiming stockholder meets the ownership requirements set forth in our Bylaws.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to disclosure about our executive compensation, that apply to other public companies unless we opt to do so.
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
The laws and regulations governing our business or the businesses of our clients, or the regulatory or enforcement environment at the federal level or in any of the states in which we or our clients operate, may change at any time and may have an adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased in over time, will significantly affect the administration of health care services and could significantly impact our cost of providing employees with health care insurance. The recently enacted tax cuts and JOBS Act may limit the future deductions of interest expense we may incur. We are unable to predict how these or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.
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
Because certain of our officers and one of our directors are also officers of Ashford Trust and Ashford Prime and have ownership interests in Ashford Trust and Ashford Prime, our separation and distribution agreement, our advisory agreements, our mutual exclusivity agreement, the tax matters agreement and other agreements entered into in connection with our separation from Ashford Trust were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford Prime and Remington Lodging. For example, we are entitled to indemnification from Ashford Trust OP in the event of breaches of certain provisions of, or misrepresentations made in, the separation and distribution agreement. In addition, we may be unable to enforce certain provisions of our advisory agreements with Ashford Trust or Ashford Prime, including as a result of pending or future legal proceedings. See “Risk Factors- We are currently subject to legal proceedings related to our advisory agreement with Ashford Prime which, if adversely determined, could have a material adverse effect on our business.”
Our deferred compensation obligations may dilute your interest in our common stock.
Our deferred compensation plan, which plan has only two participants, Mr. Monty J. Bennett and his father Mr. Archie Bennett, Jr. Both Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. have elected to invest their deferred compensation accounts in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett over five years beginning in 2020, which is the end of Mr. Monty Bennett’s deferral period. We also have an obligation to issue approximately 12,000 remaining shares of our common stock to Mr. Archie Bennett, Jr., over five years beginning in 2018, which is the end of Mr. Archie Bennett’s deferral period. The issuance of these shares of our common stock will dilute current stockholder’s and, if all such shares are issued, may result in a change of control of our company.
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
We, through Ashford LLC, own approximately 100% of Management Holdco. Performance Holdco owns 99.99% of AIM GP. We, through Ashford LLC and our 100% ownership interest in Performance Holdco's general partner, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett and Mr. J. Robison Hays own, in the aggregate, 40% of Performance Holdco. AIM served as investment advisor to the AQUA Fund and AHT SMA, LP, a wholly-owned subsidiary of Ashford Trust. Mr. Bennett’s and Mr. Hays’ duties to us as directors and officers may conflict with their duties to, and pecuniary interests in, Performance Holdco.
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
Provisions of our certificate of incorporation may result in certain corporate opportunities being assigned to Ashford Trust and Ashford Prime.
The provisions of our certificate of incorporation provide that our directors and executive officers may also serve as directors, officers, employees, consultants or agents of Ashford Trust, Ashford Prime and their respective subsidiaries and that we may engage in material business transactions with such entities. To the fullest extent permitted by law, we will renounce our rights to certain business opportunities, and no director or officer of ours who is also serving as a director, officer, employee, consultant or agent of Ashford Trust, Ashford Prime or any of their subsidiaries will be liable to us or to our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the applicable advisory agreement) to Ashford Trust, Ashford Prime or any of their respective subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us.
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
The organization and management of Ashford Trust and Ashford Prime and any companies we may advise in the future may create conflicts of interest.
We are or will be party to advisory and other agreements with Ashford Trust and Ashford Prime. These entities, along with any other businesses we may advise in the future will acquire assets consistent with their respective initial investment guidelines, but in each case, we will have discretion to determine which investment opportunities satisfy each such entity’s initial investment guidelines. If, however, either Ashford Trust or Ashford Prime materially changes its investment guidelines without our express consent, we are required to use our best judgment to allocate investment opportunities to Ashford Trust, Ashford Prime and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any then-existing obligations we may have to such other entities. If a portfolio investment opportunity cannot be equitably divided by asset type and acquired on the basis of such asset types in satisfaction of each such entity’s investment guidelines, we will allocate investment opportunities between Ashford Trust, Ashford Prime and any other businesses we advise in a fair and equitable manner, consistent with such entities’ investment objectives. When determining the entity for which such a portfolio investment opportunity would be the most suitable, our investment professionals have substantial discretions and may consider, among other factors, the following:

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
The decision of how any potential investment should be allocated among Ashford Trust, Ashford Prime and any other companies we may advise in the future, in many cases, may be a matter of subjective judgment, which will be made by us.

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
We, as the sole manager of Ashford Hospitality Holdings, LLC, which wholly owns our operating company, have fiduciary duties to the other members of Ashford Hospitality Holdings, LLC, the discharge of which may conflict with the interests of our stockholders. The operating agreement of Ashford LLC provides that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as manager of our operating company, to the members of Ashford Hospitality Holdings, LLC, we may act in the best interest of our stockholders without violating our fiduciary duties to the members of Ashford Hospitality Holdings, LLC or being liable for any resulting breach of our duties to the members, subject in all cases to the implied contractual covenant of good faith and fair dealing which, pursuant to Maryland law, cannot be waived. In addition, those persons holding Ashford Hospitality Holdings, LLC common units will have the right to vote on certain amendments to the operating agreement (which require approval by a majority in interest of the members, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of Ashford Hospitality Holdings, LLC members to receive distributions as set forth in the operating agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. In addition, conflicts may arise when the interests of our stockholders and the members of Ashford Hospitality Holdings, LLC diverge, particularly in circumstances in which there may be an adverse tax consequence to the members.
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
Risks Related to Debt Financing
Although we do not currently have any debt at the corporate level, we have a corporate level revolving credit facility in place and may incur debt in the future, which may materially and adversely affect our financial condition and results of operations.
While we currently do not use leverage at the corporate level, we have a corporate level revolving credit facility in place. Also certain of our subsidiaries that provide products and services to the lodging industry use debt that has no recourse to Ashford Inc. or Ashford LLC. Our organizational documents do not limit our capacity to use leverage or limit the amount of debt that we may incur. We may, at any time, decide to use leverage to meet future capital needs. We may also, from time to time, use derivative instruments primarily to manage interest rate risk. Future indebtedness will increase our operating costs, particularly in periods of rising interest rates, and we cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

Item 3. Legal Proceedings
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition was filed in the Court of Chancery of the State of Delaware and styled as Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case in the second quarter of 2017. Accordingly, this amount was recorded within general and administrative expenses on our consolidated statements of operations for the year ended December 31, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. On February 5, 2018, the court denied the plaintiff’s fee petition.
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
Our common stock has been listed and traded on the NYSE American under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 8, 2018, there were approximately 105 holders of record.
The following table sets forth the high and low intraday sales prices of our common stock for the indicated periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$62.66	$60.20	$65.70	$111.00
Low	43.00	47.50	47.03	59.95
Close	59.00	50.98	60.60	93.00

2016
High	$54.96	$64.23	$52.00	$48.27
Low	36.60	39.35	43.53	38.11
Close	45.59	50.00	47.65	43.14
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
Future distribution levels are subject to adjustment based upon any one or more of the factors set forth above, the matters discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K or any other document we file with the SEC under the Exchange Act and other factors that our board of directors may, from time to time, deem relevant to consider when determining an appropriate distribution. Our board of directors may also determine not to make any distribution.
No dividends have been declared or paid as of and for the years ended December 31, 2017 and 2016.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,179,455	(2)	62.17	(2)	93,539	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,179,455		62.17		93,539
____________________
(1) As of December 31, 2017, 93,539 shares of our common stock, or securities convertible into 93,539 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 491,571 shares of our common stock, or securities convertible into 491,571 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2018.
(2) As of December 31, 2017, we have an obligation to issue 207,083 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. See further discussion in the Risk Factors section and note 16 to our consolidated financial statements.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from November 13, 2014, the date our stock began trading on the NYSE American, through December 31, 2017, assuming an initial investment of $100 in stock on November 13, 2014, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 and the Dow Jones Asset Manager Index

Purchases of Equity Securities by the Issuer
None.
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. The Company did not repurchase any of its stock in 2017.
Recent Sales of Unregistered Securities
On November 1, 2017, the Company issued 70,318 shares of common stock to PT Intermediate, LLC in connection with the purchase of 85% of the outstanding membership interests in Presentation Technologies, LLC as part of the acquisition of J&S Audio Visual. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”) provided under Section 4(a)(2) thereunder.
On January 2, 2018, the Company issued 8,962 shares of common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding membership interests in OpenKey, Inc. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended provided under Section 4(a)(2) thereunder.
Item 6. Selected Financial Data
You should read the following selected financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”
The selected financial information for periods beginning prior to our spin-off from Ashford Trust in November 2014 is a combination of the historical financial information for Ashford Trust’s asset management business (comprised of Ashford LLC and certain assets, liabilities and operations of Ashford Trust OP), which was separated from Ashford Trust in November 2014. Our asset management business is reflected in the financial statements for such periods as if it were operated wholly within an entity separate from Ashford Trust, however there was no separate legal entity during such periods.
The selected historical financial information as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, has been derived from the audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” The selected historical financial information as of December 31, 2015, 2014 and 2013, and for the years ended December 31, 2014 and 2013, has been derived from audited financial statements not included in this Annual Report on Form 10-K.
The selected financial information below and the financial statements included in “Item 8. Financial Statements and Supplementary Data” do not necessarily reflect what our results of operations, financial position and cash flows would have been if we had operated Ashford Trust’s asset management business as a stand-alone publicly traded company during all periods presented, and, accordingly, this historical information should not be relied upon as an indicator of our future performance. The following table presents selected financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015	2014	2013

Statements of Operations Data:
Total revenue	$81,573	$67,607	$58,981	$17,288	$960
Total expenses	$92,095	$70,064	$60,332	$63,586	$48,672
Net income (loss)	$(20,194)	$(12,403)	$(12,044)	$(47,081)	$(47,719)
Net income (loss) attributable to the Company	$(18,352)	$(2,396)	$(1,190)	$(46,410)	$(47,719)
Diluted income (loss) per common share	$(9.59)	$(2.56)	$(4.45)	$(23.43)	$(24.09)
Weighted average diluted common shares	2,067	2,209	2,203	1,981	1,981
Balance Sheet Data:
Cash and cash equivalents	$36,480	$84,091	$50,272	$29,597	$600
Total assets	$114,810	$129,797	$166,991	$49,230	$2,322
Total liabilities	$78,742	$38,168	$30,115	$33,912	$8,081
Total equity (deficit)	$30,957	$90,149	$136,636	$14,894	$(5,759)
Total liabilities and equity/deficit	$114,810	$129,797	$166,991	$49,230	$2,322
Other Data:
Cash flows provided by (used in):
Operating activities	$19,415	$84,858	$24,801	$(25,074)	$(22,445)
Investing activities	$(23,158)	$(4,865)	$(7,637)	$(3,471)	$(366)
Financing activities	$(44,534)	$(42,106)	$5,858	$57,542	$23,411

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
Overview
We were formed as a Delaware corporation in April 2014 and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. Effective as of October 31, 2016, Ashford Inc. changed its state of incorporation from Delaware to Maryland. As of March 8, 2018, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 28.4% of our company. Ashford Prime holds approximately 195,000 shares, which represents approximately 9.3% ownership interest in Ashford Inc.
Our principal business objective is to provide asset management, advisory and other products and services to other entities primarily in the hospitality industry. The Company seeks to grow in three primary areas; (i) expanding its existing platforms accretively and accelerating performance to earn incentive fees; (ii) starting new platforms for additional base and incentive fees; and (iii) acquiring, investing in or incubating strategic businesses that can achieve accelerated growth through doing business with our existing platforms and by leveraging our deep knowledge and extensive relationships within the hospitality sector. We operate our business primarily through two operating subsidiaries, Ashford LLC and Ashford Services. We operate our asset management and advisory business through Ashford LLC and we operate our hospitality products and services business primarily through Ashford Services. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to two publicly traded REITs, Ashford Trust and Ashford Prime. In our capacity as the advisor to Ashford Trust and Ashford Prime, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Ashford Prime, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Ashford Prime to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible, but may in the future be responsible, for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Ashford Prime, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Ashford Prime.
As required for disclosure under the Fourth Amended and Restated Advisory Agreement (“Fourth Amended and Restated Ashford Prime Advisory Agreement’), for the trailing twelve months ended December 31, 2017, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Ashford Prime under the Fourth Amended and Restated Ashford Prime Advisory Agreement was $2.2 million.
Recent Developments
On January 19, 2017, AIM entered into an Investment Management Agreement (the “Agreement”) with AHT SMA, LP, a Delaware limited partnership (“Client”) and a wholly-owned subsidiary of Ashford Trust to manage Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, Client retained and appointed AIM as the investment manager of Client. The Agreement will govern the relationship between Client and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of Client. AIM will not be compensated by Client for its services under the Agreement. Client bears all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM.
On March 3, 2017, Ashford Inc. invested $1.3 million for an additional ownership interest in OpenKey, a consolidated VIE. On September 12, 2017, Ashford Inc. invested an additional $667,000 in OpenKey. On January 16, 2018, Ashford Inc. invested an additional $1.3 million in OpenKey. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guestrooms. See notes 1, 2, 13, 14 and 17 to our consolidated financial statements.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund was liquidated in accordance with the laws of the Cayman Islands. The balance of all limited partners' capital accounts in the AQUA U.S. Fund, was distributed to limited partners in cash, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. As of December 31, 2017, AQUA U.S. Fund has been fully dissolved.
On April 6, 2017, Ashford Inc. entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Hospitality Holdings LLC, a Delaware limited liability company and a subsidiary of the Company (“Ashford Holdings”), in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford Hospitality Advisors LLC, a Delaware limited liability company and the operating company of the Company (“Ashford LLC”), with Ashford LLC surviving the Merger as a wholly-owned subsidiary of Ashford Holdings. Ashford Holdings is owned approximately 99.8% by Ashford Inc. and approximately 0.2% by noncontrolling interest holders. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Advisors LLC. The Merger was effectuated in order to facilitate our investments in businesses that provide products and services to the hospitality industry. After the Merger, Ashford Inc. serves as the sole manager of Ashford Holdings.
On April 6, 2017, we acquired a 70% interest in Pure Rooms. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. To consummate the acquisition, Ashford Hospitality Services LLC (“AHS”), a subsidiary of Ashford Inc., entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with PRE Opco, LLC (“Pure Rooms”), pursuant to which AHS became the sole owner of the common equity, or Series A Units. In conjunction with the LLC Agreement, AHS contributed $97,000 cash to Pure Rooms as required by the LLC Agreement. Pursuant to the Asset and Liability Contribution Agreement (the “Contribution Agreement”), by and among Pure Rooms (as contributee) and PAFR, LLC, the members of PAFR, LLC and Brault Enterprises, LLC (collectively, the “Sellers”), the Sellers contributed liabilities, net of assets, of the predecessor operating company, Pure Rooms NA, LLC, with a fair value of $532,000 in exchange for certain equity interests in Pure Rooms, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units, $181,000 of Series B-1 Units, and $202,000 of Series B-2 Units, totaling $425,000. As a result of the Contribution Agreement, our equity interest in Pure Rooms was 70%. The results of operations of Pure Rooms have been included in our consolidated financial statements from the date of acquisition. See note 4 to our consolidated financial statements.
On April 13, 2017, OpenKey entered into a $1.5 million line of credit ("LOC") with Comerica Bank (“Comerica”) that is secured by all of OpenKey's assets. The LOC matures on October 2018 and has an interest rate of prime plus 2.75%. In connection with the LOC, OpenKey granted Comerica a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. As of December 31, 2017, there were no borrowings outstanding under the LOC. See notes 2 and 6 to our consolidated financial statements.
On June 9, 2017, Ashford Prime’s stockholders approved the Fourth Amended and Restated Ashford Prime Advisory Agreement, which became effective on June 21, 2017. For more information, see note 17 to our consolidated financial statements.
On November 1, 2017, we acquired an 85% controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $25.5 million. J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative services and design & integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic. The purchase price consisted of (i) $19.2 million in cash of which $10.0 million was funded with a term loan, (ii) 70,318 shares of Ashford Inc. common stock, which was determined based on an agreed upon value of approximately $4.3 million using a thirty-day volume weighted average price per share of $60.44, and had an estimated fair value of approximately $5.1 million as of the acquisition date; and (iii) contingent consideration with an estimated fair value of approximately $1.2 million. The results of operations of J&S are included in our consolidated financial statements from the date of acquisition beginning on November 1, 2017.
On December 5, 2017, the board of directors of the Company extended the Final Expiration Date with respect to the Company’s Rights Agreement (each as defined under the Amended and Restated Rights Agreement, dated as of August 12, 2015, as amended by Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 31, 2016, between the Company and Computershare Trust Company, N.A.) until the date of the Company’s 2018 annual meeting of stockholders, at which time the stockholders will vote on a further extension of the Final Expiration Date. If the stockholders do not approve such further extension, the Rights will expire on the date of the 2018 annual meeting of stockholders.
On December 5, 2017, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. The Company did not repurchase any stock during the year ended December 31, 2017.

On January 2, 2018, the Company issued 8,962 shares of common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding membership interests in OpenKey, Inc. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended provided under Section 4(a)(2) thereunder.
On January 8, 2018, we entered into an equity distribution agreement with B. Riley FBR, Inc., acting as sales agent (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, we may sell from time to time through the sales agent shares of our common stock having an aggregate offering price of up to $20.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act. We will pay the sales agent a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through the sales agent. As of December 31, 2017, no shares of our common stock have been sold under this program.
On January 16, 2018, the Company closed on the acquisition of certain assets related to RED Hospitality & Leisure LLC ("RED") for $970,000 cash, comprised of a $750,000 deposit paid on December 11, 2017, which is reflected on our consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. The Company owns an 80% interest in RED, a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. See note 22 to our consolidated financial statements.
On February 27, 2018, our board of directors approved and adopted the Second Amended and Restated Bylaws of the Company, which contains a provision that requires stockholders to meet certain ownership thresholds to initiate claims on behalf of the Company or against the Company or one of its directors of officers. The new provision will be submitted to a binding advisory vote of the company’s stockholders at the company’s 2018 Annual Meeting of Stockholders with the intent that the new provision will be rescinded if not approved at such meeting.
On March 1, 2018, the Company entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at a range of 3.0% to 3.50% over LIBOR, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate size of $75 million.
Discussion of Presentation
The discussion below relates to the financial condition and results of continuing operations of Ashford Inc. and its majority-owned subsidiaries and entities which it controls.

RESULTS OF OPERATIONS
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
REVENUE
Advisory services	$65,982	$67,228	$(1,246)	(1.9)%
Audio visual	9,186	—	9,186
Other	6,405	379	6,026	1,590.0%
Total revenue	81,573	67,607	13,966	20.7%
EXPENSES
Salaries and benefits	61,223	52,436	(8,787)	(16.8)%
Cost of revenues for audio visual	7,757	—	(7,757)
Depreciation and amortization	2,527	1,174	(1,353)	(115.2)%
General and administrative	17,363	16,454	(909)	(5.5)%
Impairment	1,072	—	(1,072)
Other	2,153	—	(2,153)
Total expenses	92,095	70,064	(22,031)	(31.4)%
OPERATING INCOME (LOSS)	(10,522)	(2,457)	(8,065)	(328.2)%
Realized gain (loss) on investment in unconsolidated entity	—	(3,601)	3,601	100.0%
Unrealized gain (loss) on investment in unconsolidated entity	—	2,141	(2,141)	(100.0)%
Interest expense	(83)	—	(83)
Amortization of loan costs	(39)	—	(39)
Interest income	244	73	171	234.2%
Dividend income	93	170	(77)	(45.3)%
Unrealized gain (loss) on investments	203	2,326	(2,123)	(91.3)%
Realized gain (loss) on investments	(294)	(10,113)	9,819	97.1%
Other income (expense)	(73)	(162)	89	54.9%
INCOME (LOSS) BEFORE INCOME TAXES	(10,471)	(11,623)	1,152	9.9%
Income tax (expense) benefit	(9,723)	(780)	(8,943)	(1,146.5)%
NET INCOME (LOSS)	(20,194)	(12,403)	(7,791)	(62.8)%
(Income) loss from consolidated entities attributable to noncontrolling interests	358	8,860	(8,502)	(96.0)%
Net (income) loss attributable to redeemable noncontrolling interests	1,484	1,147	337	29.4%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(18,352)	$(2,396)	$(15,956)	(665.9)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $16.0 million, or 665.9%, to $18.4 million for the year ended December 31, 2017 (“2017”) compared to the year ended December 31, 2016 (“2016”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $14.0 million, or 20.7%, to $81.6 million for 2017 compared to 2016. The increase was driven primarily by $9.2 million in audio visual revenues from the acquisition of J&S, an increase of $2.4 million in REIT advisory revenue and an increase of $2.4 million in other services revenue from Pure Rooms and OpenKey. See note 17 to our consolidated financial statements. The changes in total revenue consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	$ Change
Advisory services revenue:
Base advisory fee (1)	$43,523	$43,043	$480
Incentive advisory fee (2)	3,083	3,083	—
Reimbursable expenses (3)	9,705	8,859	846
Non-cash stock/unit-based compensation (4)	9,394	12,243	(2,849)
Other advisory revenue (5)	277	—	277
Total advisory services revenue (11)	65,982	67,228	(1,246)

Audio visual revenue (6)	9,186	—	9,186

Other revenue:
Investment management reimbursements (7) (11)	1,976	—	1,976
Debt placement fees (8) (11)	1,137	—	1,137
Lease revenue (9) (11)	893	335	558
Other services (10)	2,399	44	2,355
Total other revenue	6,405	379	6,026

Total revenue	$81,573	$67,607	$13,966

REVENUE
REIT advisory (11)	$69,988	$67,563	$2,425
J&S (6)	9,186	—	9,186
Other services (10)	2,399	44	2,355
Total revenue	$81,573	$67,607	$13,966
________

(1)	The increase in base advisory fee is due to higher revenue of $24,000 from Ashford Trust and higher revenue of $456,000 from Ashford Prime.

(2)
Incentive advisory fee includes the second year installment of the 2016 incentive fee in the amount of $1.8 million for 2017, earned in connection with our advisory agreement with Ashford Trust and the third year installment of the 2015 incentive fee in the amount of $1.3 million for 2017, earned in connection with our advisory agreement with Ashford Prime. No incentive fee was earned from Ashford Trust or Ashford Prime for the 2017 measurement period.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $1.5 million from Ashford Trust and lower revenue of $700,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(4)
The decrease in non-cash stock/unit-based compensation revenue is due to higher revenue of $2.6 million from Ashford Trust and lower revenue of $5.5 million from Ashford Prime. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.”

(5)
The increase in other advisory revenue is due to higher revenue of $277,000 from Ashford Prime as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Ashford Prime Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheet and is being recognized over the initial ten-year term of the agreement.

(6)	The increase in audio visual revenue is due to higher revenue of $9.2 million from third parties, as a result of our acquisition of J&S.

(7)
The increase in investment management reimbursements is due to higher revenue of $2.0 million from Ashford Trust. Investment management reimbursements include AIM’s management Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(8)
The increase in debt placement fee revenue is due to higher revenue of $913,000 from Ashford Trust and $224,000 from Ashford Prime. Debt placement fees include revenues earned through provision of mortgage placement services by Lismore Capital, our wholly-owned subsidiary.

(9)
In connection with our key money transaction with our managed REITs, we lease furniture, fixtures and equipment to Ashford Trust and Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is due to higher revenue of $993,000 from Ashford Trust, higher revenue of $41,000 from Ashford Prime and higher revenue of $1.3 million from third parties. Other services revenue is associated with the provision of other hotel services by our consolidated subsidiaries, Pure Rooms and OpenKey, to Ashford Trust, Ashford Prime and other third parties.

(11)	Indicates REIT advisory revenue.
Salaries and Benefits Expense. Salaries and benefits expense increased $8.8 million, or 16.8%, to $61.2 million for 2017 compared to 2016. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	$ Change
Cash salaries and benefits:
Salary expense	$20,140	$18,812	$1,328
Bonus expense	9,662	8,051	1,611
Benefits related expenses	3,398	4,134	(736)
Total cash salaries and benefits (1)	33,200	30,997	2,203
Non-cash equity-based compensation:
Stock option grants (2)	7,535	5,884	1,651
Pre spin-off Ashford Trust equity grants (3)	684	5,439	(4,755)
Ashford Trust & Ashford Prime equity grants (4)	9,394	12,243	(2,849)
Total non-cash equity-based compensation	17,613	23,566	(5,953)
Non-cash (gain) loss in deferred compensation plan (5)	10,410	(2,127)	12,537
Total salaries and benefits	$61,223	$52,436	$8,787
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. The acquisitions of J&S and Pure Rooms in 2017 contributed $868,000 and $667,000, respectively, to the $2.2 million increase over 2016.

(2)
The increase in expense is due to additional stock options granted in 2017 with a three year vesting period for which there was no related expense in 2016. See notes 2, 15 and 17 to our consolidated financial statements.

(3)
As a result of our spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we continued to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. The expense decreased each year as the Ashford Trust equity grants became fully vested. See notes 2 and 15 to our consolidated financial statements.

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The decrease is primarily attributable to a decrease in the fair value of equity grants. See notes 2 and 15 to our consolidated financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. The 2017 loss is primarily attributable to an increase in the fair value of the DCP obligation whereas the fair value of the DCP obligation decreased in 2016. See note 16 to our consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual expense was $7.8 million for 2017 compared to $0 for 2016 as a result of our acquisition of J&S. Cost of revenues for audio visual for 2017 includes depreciation expense related to audio visual rental pool equipment of $411,000.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.4 million, or 115.2%, to $2.5 million for 2017 compared to 2016, primarily as a result of furniture, fixtures and equipment additions related to software implementation, key money assets and the 2017 J&S acquisition. The increase was also due to the amortization of intangible assets related to the 2017 acquisitions of J&S and Pure Rooms. See note 4 to our consolidated financial statements. Depreciation and amortization expense for the year ended December 31, 2017, excludes depreciation expense related to audio visual rental pool equipment of $411,000, which is included in cost of revenues for audio visual.
General and Administrative Expense. General and administrative expenses increased $909,000, or 5.5%, to $17.4 million for 2017 compared to 2016. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	$ Change
Professional fees (1)	$8,485	$6,558	$1,927
Office expense	3,678	3,485	193
Public company costs	1,078	1,055	23
Director costs	970	1,006	(36)
Travel and other expense	2,987	3,349	(362)
Non-capitalizable costs - software implementation (2)	165	1,001	(836)
Total general and administrative	$17,363	$16,454	$909
________

(1)	The increase in these costs is primarily due to investments in Pure Rooms, OpenKey and J&S. These increases were partially offset by a decrease in legal expense.

(2)	The decrease in these costs is primarily due to software project timing.
Impairment. Impairment of capitalized software implementation costs was $1.1 million during 2017 compared to $0 for 2016. See notes 2 and 17 to our consolidated financial statements.
Other. Other operating expense was $2.2 million and $0 for 2017 and 2016, respectively. Other operating expense includes cost of goods sold and royalties associated with Pure Rooms and OpenKey as well as expense from the increase in fair value of contingent consideration related to the J&S acquisition.
Realized Gain (Loss) on Investment in Unconsolidated Entity. We had no realized gain or loss on an investment in an unconsolidated entity in 2017. We recorded a realized loss in an unconsolidated investment fund of $3.6 million in 2016 for which AIM was the investment advisor.
Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We recorded no unrealized gain (loss) on investment in unconsolidated entities in 2017. We recorded an unrealized gain in an unconsolidated investment fund of $2.1 million in 2016 for which AIM was the investment advisor.
Interest Expense. Interest expense was $83,000 and $0 for 2017 and 2016, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $39,000 and $0 for 2017 and 2016, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our consolidated financial statements.
Interest Income. Interest income was $244,000 and $73,000 for 2017 and 2016, respectively.
Dividend Income. Dividend income was $93,000 and $170,000 for 2017 and 2016, respectively, related to investments held by the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $203,000 for 2017 and $2.3 million for 2016, primarily related to investments held by the AQUA U.S. Fund. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.

Realized Gain (Loss) on Investments. Realized loss on investments was $294,000 for 2017 and $10.1 million in 2016. The realized loss on investments is related to investments held by the AQUA U.S. Fund and options on futures contracts.
Other Income (Expense). Other expense was $73,000 and $162,000 in 2017 and 2016, respectively.
Income Tax Benefit (Expense). Income tax expense increased $8.9 million, from $780,000 in 2016 to $9.7 million in 2017. The increase in income tax expense is primarily due to an increase in the valuation allowance of our deferred tax asset caused by the legal restructuring of our organizational structure in the second quarter of 2017 and enactment of the Tax Cuts and Jobs Act on December 22, 2017. As a result, our effective tax rates on income (loss) before income taxes for 2017 and 2016 were (92.9%) and (6.7%), respectively.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $358,000 in 2017 and $8.9 million in 2016. See notes 2, 13 and 17 to our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Net losses of $1.5 million and $1.1 million were allocated to redeemable noncontrolling interests in 2017 and 2016, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. Prior to April 6, 2017, the noncontrolling interests represented ownership interests in Ashford LLC. See note 1 to our consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 14, and 17 to our consolidated financial statements.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change
REVENUE
Advisory services	$67,228	$58,546	$8,682	14.8%
Other	379	435	(56)	(12.9)%
Total revenue	67,607	58,981	8,626	14.6%
EXPENSES
Salaries and benefits	52,436	41,442	(10,994)	(26.5)%
Depreciation and amortization	1,174	799	(375)	(46.9)%
General and administrative	16,454	18,091	1,637	9.0%
Total expenses	70,064	60,332	(9,732)	(16.1)%
OPERATING INCOME (LOSS)	(2,457)	(1,351)	(1,106)	(81.9)%
Realized gain (loss) on investment in unconsolidated entity	(3,601)	—	(3,601)
Unrealized gain (loss) on investment in unconsolidated entity	2,141	(2,141)	4,282	200.0%
Interest income	73	352	(279)	(79.3)%
Dividend income	170	917	(747)	(81.5)%
Unrealized gain (loss) on investments	2,326	(2,490)	4,816	193.4%
Realized gain (loss) on investments	(10,113)	(5,110)	(5,003)	(97.9)%
Other income (expense)	(162)	(155)	(7)	(4.5)%
INCOME (LOSS) BEFORE INCOME TAXES	(11,623)	(9,978)	(1,645)	(16.5)%
Income tax (expense) benefit	(780)	(2,066)	1,286	62.2%
NET INCOME (LOSS)	(12,403)	(12,044)	(359)	(3.0)%
(Income) loss from consolidated entities attributable to noncontrolling interests	8,860	10,852	(1,992)	(18.4)%
Net (income) loss attributable to redeemable noncontrolling interests	1,147	2	1,145	57,250.0%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,396)	$(1,190)	$(1,206)	(101.3)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $1.2 million, or 101.3%, to $2.4 million for 2016 compared to the year ended December 31, 2015 (“2015”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $8.6 million, or 14.8% to $67.6 million in 2016. The changes in total revenue consisted of the following (in thousands) See note 17 to our consolidated financial statements.:

	Year Ended December 31,
	2016	2015	$ Change
Advisory services revenue:
Base advisory fee (1)	$43,043	$42,481	$562
Incentive advisory fee (2)	3,083	1,274	1,809
Reimbursable expenses (3)	8,859	8,480	379
Non-cash stock/unit-based compensation (4)	12,243	6,311	5,932
Total advisory services revenue	67,228	58,546	8,682

Other revenue:
Non-advisory expense reimbursements	—	195	(195)
Investment advisory revenue	—	141	(141)
Lease revenue (5)	335	99	236
Other services	44	—	44
Total other revenue	379	435	(56)
Total revenue	$67,607	$58,981	$8,626
________

(1)	The increase in base advisory fee revenue is due to higher revenue of $867,000 from Ashford Trust and lower revenue of $305,000 from Ashford Prime.

(2)
Incentive advisory fee revenue for 2016, included the second year installment of the 2015 incentive fee in the amount of $1.3 million as earned in connection with our advisory agreement with Ashford Prime and the first year installment of the 2016 incentive fee in the amount of $1.8 million earned in connection with our advisory agreement with Ashford Trust. Incentive advisory fee revenue for 2015, included the first year installment of the 2015 incentive fee in the amount of $1.3 million as earned in connection with our advisory agreement with Ashford Prime. No incentive fee was earned for the 2016 measurement period from Ashford Prime. No incentive fee was earned for the 2015 measurement period from Ashford Trust.

(3)
The increase in reimbursable expenses is due to lower revenue of $563,000 from Ashford Trust and higher revenue of $942,000 from Ashford Prime. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

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

Salaries and Benefits Expense. Salaries and benefits expense increased $11.0 million, or 26.5%, to $52.4 million in 2016 compared to 2015. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	$ Change
Cash salaries and benefits:
Salary expense	$18,812	$17,607	$1,205
Bonus expense	8,051	7,396	655
Benefits related expenses	4,134	3,377	757
Total cash salaries and benefits (1)	30,997	28,380	2,617
Non-cash equity-based compensation:
Pre spin-off Ashford Trust equity grants (2)	5,439	11,503	(6,064)
Stock option grants (3)	5,884	3,856	2,028
Ashford Trust & Ashford Prime equity grants (4)	12,243	6,311	5,932
Total non-cash equity-based compensation	23,566	21,670	1,896
Non-cash (gain) loss in deferred compensation plan (5)	(2,127)	(8,608)	6,481
Total salaries and benefits	$52,436	$41,442	$10,994
_______

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we will continue to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. The expense decreases each year as the Ashford Trust equity grants become fully vested. See note 15 to our consolidated financial statements.

(3)	The increase in expense is due to stock options granted in 2016 with a three year vesting period. See note 15 to our consolidated financial statements.

(4)
Equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to our officers and employees, for which we record offsetting revenue in an equal amount. The increase is primarily attributable to additional equity grants. See notes 2 and 15 to our consolidated financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. See note 16 to our consolidated financial statements.

Depreciation Expense. Depreciation expense increased $375,000, or (46.9)%, to $1.2 million in 2016 compared to 2015, as a result of furniture, fixtures and equipment additions.
General and Administrative Expense. General and administrative expenses decreased $1.6 million, or 9.0%, to $16.5 million in 2016 compared to 2015. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	$ Change
Professional fees (1)	$6,558	$9,307	$(2,749)
Office expense	3,485	3,792	(307)
Public company costs	1,055	967	88
Director costs	1,006	1,079	(73)
Travel and other expense	3,349	2,766	583
Non-capitalizable costs - software implementation	1,001	180	821
Total general and administrative	$16,454	$18,091	$(1,637)
_______

(1)
Professional fees decreased due to a decrease in professional and legal fees related to the proposed Remington Acquisition Agreement entered into on September 17, 2015. For further discussion, see note 17 to our consolidated financial statements.

Realized Gain (Loss) on Investment in Unconsolidated Entity. We recorded a realized loss in an unconsolidated investment fund of $3.6 million in 2016 for which AIM is the investment advisor. We had no realized gain or loss on an investment in an unconsolidated entity in 2015.
Unrealized Gain (Loss) on Investment in Unconsolidated Entity. We recorded an unrealized gain in an unconsolidated investment fund of $2.1 million in 2016 for which AIM is the investment advisor. We had an unrealized loss on an investment in an unconsolidated entity of $2.1 million in 2015.
Interest Income (Expense). Interest income was $73,000 and $352,000 for 2016 and 2015, respectively, related to investments held by the AQUA Fund.
Dividend Income. Dividend income was $170,000 and $917,000 for 2016 and 2015, respectively, related to investments held by the AQUA U.S. Fund.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $2.3 million for 2016 and unrealized loss on investments was $2.5 million for 2015, primarily related to investment held by the AQUA U.S. Fund. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $10.1 million for 2016 and $5.1 million in 2015. The realized loss on investments is related to investments held by the AQUA U.S. Fund and options on futures contracts.
Other Income (Expenses). Other expenses were $162,000 and $155,000 in 2016 and 2015, respectively.
Income Tax Expense. Income tax expense decreased $1.3 million, from $2.1 million in 2015 to $780,000, in 2016. The decrease in income tax expense is primarily due to a decrease in income subject to tax at the federal and state level.
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
Income (Loss) from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $8.9 million in 2016 compared to a loss of $10.9 million in 2015. At December 31, 2016, noncontrolling interests in consolidated entities represented ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 13.63% in OpenKey with a total carrying value of $52.8 million. At December 31, 2015, noncontrolling interests in consolidated entities represented ownership interests of 40% in Performance Holdco, 100% in the AQUA Fund and 100% in OpenKey with a total carrying value of $104.5 million.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Net losses of $1.1 million and $2,000 were allocated to redeemable noncontrolling interests in 2016 and 2015, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford LLC and ownership in the common stock of certain of our consolidated subsidiaries. For a summary of ownership interests, carrying values and allocations, see notes 2, 14, and 17 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary for operating expenses primarily attributable to paying our employees. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility.
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees, investments to grow our business, key money consideration and certain recent subsidiary financing transactions noted below. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, future equity issuances and availability under our revolving credit facilities.
On April 6, 2017, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.0% per annum with a stated maturity date of October 1, 2018. The line of credit has a variable interest rate of the Prime Rate plus 1.0%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our consolidated balance sheet.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement ("Loan Agreement") for a line of credit in the amount of $1.5 million. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018 with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which will be amortized over the term of the line of credit.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. The subsidiary capitalized debt issuance costs of $231,000 associated with this financing, which are included as a reduction of notes payable on the consolidated balance sheet as of December 31, 2017. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the year ended December 31, 2017, $1.7 million was drawn and approximately $924,000 of payments were made on the revolving credit facility. As of December 31, 2017, $2.2 million of credit was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. Our J&S operating subsidiary is currently in compliance with all financial covenants. Creditors do not have recourse to Ashford Inc.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $2.0 million term loan agreement and a $3.0 million equipment note. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the year ended December 31, 2017, no amounts were drawn on either loan.
On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased in the year ended December 31, 2017.
On March 1, 2018, the Company entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at a range of 3.0% to 3.50% over LIBOR, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate size of $75 million.
Sources and Uses of Cash
As of December 31, 2017 and 2016, we had $36.5 million and $84.1 million of cash and cash equivalents, respectively, and $9.1 million and $9.8 million of restricted cash, respectively. As of December 31, 2017 and 2016, cash and cash equivalents included funds associated with the AQUA U.S. Fund in the amounts of $0 and $55.1 million, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $19.4 million and $84.9 million for the years ended December 31, 2017 and 2016, respectively. The higher cash flows provided by operating activities in the year ended December 31, 2016 was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund during the year ended December 31, 2016. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Ashford Prime, timing of paying vendors and timing of operating subsidiaries’ receipt of revenues.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2017, investing activities used net cash flows of $23.2 million, which is attributable to the acquisition of a controlling interest in J&S for $19.0 million (net of cash acquired of approximately $200,000), purchases of computer software, furniture, fixtures and equipment of $3.6 million and a $750,000 deposit for certain assets related to RED Hospitality and Leisure LLC, partially offset by $129,000 of cash acquired in the acquisition of Pure Rooms. For the year ended December 31, 2016, investing activities used net cash flows of $4.9 million, which was attributable to purchases of computer software, furniture, fixtures and equipment of $6.2 million partially offset by a distribution from an investment in an unconsolidated investment entity of $1.4 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2017, net cash flows used in financing activities was $44.5 million. These cash outflows consisted of $55.3 million of distributions to noncontrolling interests in consolidated entities, net advances to employees of $433,000 associated with tax withholdings for restricted stock vestings, $305,000 of payments on notes payable, $28,000 of loan cost payments, and $24,000 for the repurchase of common stock, partially offset by $10.0 million of proceeds from the term loan to finance the acquisition of J&S, $983,000 of contributions from noncontrolling interests in a consolidated entity and net borrowings on the J&S revolving credit facility of $629,000. For the year ended December 31, 2016, net cash flows used in financing activities was $42.1 million, which consisted of $44.1 million of distributions to noncontrolling interests in consolidated entities, utilization of excess tax benefit associated with stock-based compensation of $284,000, net repayments in advances to employees of $41,000 associated with tax withholdings for restricted stock vestings, $20,000 for the purchase of treasury shares associated with tax withholdings for restricted stock vestings, and $18,000 for cash redemptions of units, partially offset by $2.4 million of contributions from noncontrolling interests in a consolidated entity.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see notes 1 and 2 to our consolidated financial statements.
Contractual Obligations and Commitments
The table below summarizes future obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations:
Long-term debt obligations	$1,320	$2,000	$7,731	$—	$11,051
Estimated interest obligations (1)	516	852	639	—	2,007
Capital lease obligations	467	475	16	—	958
Operating lease obligations	1,118	1,720	1,007	1,607	5,452
Deferred compensation plan (2)	311	4,087	7,586	7,275	19,259
AIM Incentive Plan (3)	409	78	—	—	487
Total contractual obligations	$4,141	$9,212	$16,979	$8,882	$39,214
__________

(1)
For variable-rate indebtedness, interest obligations are estimated based on the LIBOR and Prime interest rates as of December 31, 2017. We have assumed that the J&S credit facility balance remains outstanding at $814,000 until the maturity date of November 1, 2022 using the interest rate as of December 31, 2017.

(2)
Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s) (see note 16 to our consolidated financial statements).

(3)
Distributions under the AIM incentive plan will be made in cash within 45 days of March 31, 2018 and March 31, 2019. The AIM incentive plan obligation is carried at amortized fair value (see note 16 to our consolidated financial statements).

Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2017.
Critical Accounting Policies
Our accounting policies are fully described in note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our consolidated financial condition and results of operations and requiring management’s most difficult, subjective, and complex judgments.
Revenue Recognition. Advisory services revenue primarily consists of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Similarly, the Ashford Prime base fee is fixed at 0.70% of Ashford Prime’s total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Trust and Ashford Prime common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive advisory fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met. As incentive advisory fees are measured annually, we recognize revenue quarterly based on the amount that would be due pursuant to the applicable advisory agreement as of the interim balance sheet date in accordance with the authoritative accounting guidance. Debt placement fees include revenues earned through provision of mortgage placement services by Lismore Capital, our wholly-owned subsidiary, and are recognized based on a stated percentage of the loan amount when services have been rendered.
Audio visual revenue primarily consists of revenue generated by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. We also evaluate whether it is appropriate to present (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue, or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of equipment, amortization of signing bonuses, as well as other costs such as supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal.
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
Income Taxes. We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes and beginning in 2017 Mexico and Dominican Republic income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At December 31, 2017, we recorded a valuation allowance of $25.1 million to fully reserve our net deferred tax assets. At December 31, 2016, we recorded a valuation allowance of $6.1 million to partially reserve our net deferred tax assets. We have provided these allowances primarily because of operating losses incurred for each of the years for the three year period ending December 31, 2017. The losses represent significant negative evidence regarding the realizability of our deferred tax assets. Further, our legal entity restructuring on April 6, 2017 and the Tax Cuts and Jobs Act enacted on December 22, 2017 eliminated our ability to carry back future net operating losses against taxable income from prior periods, which is additional negative evidence regarding the reliability of our deferred tax assets.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and beginning in 2017 in Mexico and the Dominican Republic. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“TCJA”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we recorded a one-time income tax expense of approximately $303,000 due to a revaluation of our net deferred tax assets resulting from the decrease in the corporate federal income tax rate from 35% to 21% and elimination of the ability to carryback net operating losses generated after December 31, 2017. We are in the process of analyzing certain other provisions of this legislation which may impact our effective tax rate. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the TCJA. The accounting is expected to be complete on or before the date the 2017 U.S. income tax returns are filed in 2018.
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
Acquisitions. We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a VIE and we are the target's primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.
If our investment involves the acquisition of an asset or group of assets that does not meet the definition of a business, the transaction is accounted for as an asset acquisition. An asset acquisition is recorded at cost, which includes capitalizing transaction costs, and does not result in the recognition of goodwill.
Recently Adopted Accounting Standards—In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. ASU 2016-07 eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The adoption of ASU 2016-07 did not have a material impact on our consolidated financial statements or related disclosures.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows for all periods presented. As a result, net cash provided by operating activities increased $4.1 million in the year ended December 31, 2016 and $2.3 for the year ended December 31, 2015. Our beginning-of-period cash, cash equivalents and restricted cash increased $9.8 million and $5.7 million in 2017 and 2016, respectively.
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
The Company intends to adopt the above standards using the modified retrospective approach for the quarter ending March 31, 2018. Upon adoption of ASU 2014-09, the Company does not expect to record any adjustment to the consolidated financial statements on January 1, 2018. However, the Company expects the recognition of incentive advisory fees, which are a form of variable consideration, to be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company will no longer record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. There is no impact to our incentive advisory fee revenue recognition on an annual basis. The Company expects that this could impact its revenues in future interim periods, but we are unable to estimate the impact because future incentive advisory fees are calculated based on future changes in total stockholder return of our REIT clients compared to the total stockholder return of their respective peer group. We do not expect any material changes in revenue recognition for audio visual, investment management reimbursements, debt placement fees, lease revenue or other services revenue. The Company is in the process of evaluating the disclosure requirements under these standards and implementing controls to support these new disclosure requirements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. In February 2018, the FASB issued ASU 2018-03, as technical corrections and improvements to amend and clarify certain aspects of the guidance issued in ASU 2016-01. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018.We do not expect that the above standards will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The accounting for leases where we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of any future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2017-01 will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the impact that ASU 2017-04 will have on our consolidated financial statements and related disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At December 31, 2017, our total indebtedness of $11.9 million included $10.8 million of variable-rate debt. The impact on our results of operations of 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2017 would be approximately $100,000 annually. Interest rate changes have no impact on the remaining $1.1 million of fixed-rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2017, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in J&S Audiovisual, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2017, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $42,000 for the two months ended December 31, 2017. Operations in the Dominican Republic are not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
14185 Dallas Parkway
Suite 1100
Dallas Texas 75254
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015
Dallas, Texas
March 12, 2018

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$36,480	$84,091
Restricted cash	9,076	9,752
Investments in securities	—	91
Accounts receivable, net	5,127	16
Due from Ashford Trust OP	13,346	12,179
Due from Ashford Prime OP	1,738	3,817
Inventories	1,066	—
Prepaid expenses and other	2,913	1,305
Total current assets	69,746	111,251
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	21,154	12,044
Deferred tax assets	—	6,002
Goodwill	12,947	—
Intangible assets, net	9,713	—
Other assets	750	—
Total assets	$114,810	$129,797
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$20,451	$11,314
Due to affiliates	4,272	933
Due to Ashford Prime OP from AQUA U.S. Fund	—	2,289
Deferred income	459	—
Deferred compensation plan	311	144
Notes payable, net	1,751	—
Other liabilities	9,076	9,752
Total current liabilities	36,320	24,432
Accrued expenses	78	287
Deferred income	13,440	4,515
Deferred compensation plan	18,948	8,934
Notes payable, net	9,956	—
Total liabilities	78,742	38,168
Commitments and contingencies (note 11)
MEZZANINE EQUITY
Redeemable noncontrolling interests	5,111	1,480
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,093,556 and 2,015,589 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	21	20
Additional paid-in capital	249,695	237,796
Accumulated deficit	(219,396)	(200,439)
Accumulated other comprehensive income (loss)	(135)	—
Total stockholders’ equity of the Company	30,185	37,377
Noncontrolling interests in consolidated entities	772	52,772
Total equity	30,957	90,149
Total liabilities and equity	$114,810	$129,797
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Advisory services	$65,982	$67,228	$58,546
Audio visual	9,186	—	—
Other	6,405	379	435
Total revenue	81,573	67,607	58,981
EXPENSES
Salaries and benefits	61,223	52,436	41,442
Cost of revenues for audio visual	7,757	—	—
Depreciation and amortization	2,527	1,174	799
General and administrative	17,363	16,454	18,091
Impairment	1,072	—	—
Other	2,153	—	—
Total expenses	92,095	70,064	60,332
OPERATING INCOME (LOSS)	(10,522)	(2,457)	(1,351)
Realized gain (loss) on investment in unconsolidated entity	—	(3,601)	—
Unrealized gain (loss) on investment in unconsolidated entity	—	2,141	(2,141)
Interest expense	(83)	—	—
Amortization of loan costs	(39)	—	—
Interest income	244	73	352
Dividend income	93	170	917
Unrealized gain (loss) on investments	203	2,326	(2,490)
Realized gain (loss) on investments	(294)	(10,113)	(5,110)
Other income (expense)	(73)	(162)	(155)
INCOME (LOSS) BEFORE INCOME TAXES	(10,471)	(11,623)	(9,978)
Income tax (expense) benefit	(9,723)	(780)	(2,066)
NET INCOME (LOSS)	(20,194)	(12,403)	(12,044)
(Income) loss from consolidated entities attributable to noncontrolling interests	358	8,860	10,852
Net (income) loss attributable to redeemable noncontrolling interests	1,484	1,147	2
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(18,352)	$(2,396)	$(1,190)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(9.04)	$(1.19)	$(0.60)
Weighted average common shares outstanding - basic	2,031	2,012	1,991
Diluted:
Net income (loss) attributable to common stockholders	$(9.59)	$(2.56)	$(4.45)
Weighted average common shares outstanding - diluted	2,067	2,209	2,203

See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

NET INCOME (LOSS)	$(20,194)	$(12,403)	$(12,044)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(135)	—	—
COMPREHENSIVE INCOME (LOSS)	(20,329)	(12,403)	(12,044)
Comprehensive (income) loss attributable to noncontrolling interests	358	8,860	10,852
Comprehensive (income) loss attributable to redeemable noncontrolling interests	1,484	1,147	2
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(18,487)	$(2,396)	$(1,190)
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount
Balance at January 1, 2015	1,987	$20	$228,003	$(213,042)	$—	—	$—	$(87)	$14,894	$424
Purchase of treasury stock	—	—	—	—	—	(1)	(77)	—	(77)	—
Forfeitures of restricted shares	—	—	—	—	—	—	(10)	—	(10)	—
Equity-based compensation	3	—	4,105	11,504	—	—	—	—	15,609	—
Issuance of common stock	20	—	1,363	—	—	—	—	—	1,363	—
Excess tax benefit (deficiency) on equity-based compensation	—	—	1,096	—	—	—	—	—	1,096	—
Deferred compensation plan distribution	1	—	80	—	—	1	62	—	142	—
Employee advances	—	—	69	—	—	—	—	—	69	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	115,410	115,410	—
Redemption value adjustment	—	—	—	182	—	—	—	—	182	(182)
Net income (loss)	—	—	—	(1,190)	—	—	—	(10,852)	(12,042)	(2)
Balance at December 31, 2015	2,011	$20	$234,716	$(202,546)	$—	—	$(25)	$104,471	$136,636	$240
Purchase of treasury stock	—	—	—	—	—	(1)	(20)	—	(20)	—
Retirement of treasury stock	—	—	(45)	—	—	1	45	—	—	—
Equity-based compensation	5	—	6,073	5,439	—	—	—	61	11,573	—
Excess tax benefit (deficiency) on equity-based compensation	—	—	(284)	—	—	—	—	—	(284)	—
Employee advances	—	—	(41)	—	—			—	(41)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,373	2,373	—
Reallocation of carrying value	—	—	(2,623)	—	—	—	—	1,154	(1,469)	1,469
Redemption of offshore fund	—	—	—	—	—	—	—	(179)	(179)	—
Redemption of noncontrolling interest holder in AQUA U.S. Fund	—	—	—	—	—	—	—	(46,248)	(46,248)	—
Redemption of units	—	—	—	—	—	—	—	—	—	(18)
Redemption value adjustment	—	—	—	(936)	—	—	—	—	(936)	936
Net income (loss)	—	—	—	(2,396)	—	—	—	(8,860)	(11,256)	(1,147)
Balance at December 31, 2016	2,016	$20	$237,796	$(200,439)	$—	—	$—	$52,772	$90,149	$1,480

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount
Purchases of common stock	—	—	(24)	—	—	—	—	—	(24)	—
Equity-based compensation	4	—	7,746	684	—	—	—	39	8,469	—
Deferred compensation plan distribution	3	—	229	—	—	—	—	—	229	—
Employee advances	—	—	(433)	—	—	—	—	—	(433)	—
Redemption of noncontrolling interest holder in AQUA U.S. Fund	—	—	—	—	—	—	—	(52,782)	(52,782)	—
OpenKey warrant issuance	—	—	—	—	—	—	—	28	28	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	983	983	—
Reallocation of carrying value	—	—	(681)	—	—	—	—	(506)	(1,187)	1,187
Redemption value adjustment	—	—	—	(1,270)	—	—	—	—	(1,270)	1,270
Acquisition of Pure Rooms	—	—	—	—	—	—	—	425	425	—
Distributions to consolidated noncontrolling interests	—	—	—	(19)	—	—	—	(220)	(239)	—
Acquisition of J&S	71	1	5,062	—	—	—	—	391	5,454	2,658
Foreign currency translation adjustment	—	—	—	—	(135)	—	—	—	(135)	—
Net income (loss)	—	—	—	(18,352)	—	—	—	(358)	(18,710)	(1,484)
Balance at December 31, 2017	2,094	$21	$249,695	$(219,396)	$(135)	—	$—	$772	$30,957	$5,111
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(20,194)	$(12,403)	$(12,044)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,938	1,174	799
Change in fair value of deferred compensation plan	10,410	(2,127)	(8,608)
Realized and unrealized (gain) loss on investment in unconsolidated entity, net	—	1,460	2,141
Equity-based compensation	8,469	11,573	15,609
Excess tax (benefit) deficiency on equity-based compensation	—	284	(1,096)
Deferred tax expense (benefit)	6,002	(2,075)	(4,242)
Contingent consideration	1,066	—	—
Impairment	1,072	—	—
(Gain) loss on sale of furniture, fixtures and equipment	279	—	—
Amortization of loan costs	39	—	—
Realized and unrealized (gain) loss on investments, net	91	7,787	(7,600)
Purchases of investments in securities	—	(153,259)	(174,812)
Sales of investments in securities	—	225,470	212,953
Distributions from investment in unconsolidated entity	—	—	24
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Prepaid expenses and other	(128)	604	(1,196)
Accounts receivable	(725)	234	(250)
Due from Ashford Trust OP	(1,302)	(6,323)	(1,007)
Due from Ashford Prime OP	2,079	4	(1,275)
Inventories	(205)	—	—
Other assets	190	—	—
Accounts payable and accrued expenses	1,575	4,791	2,725
Due to affiliates	689	(290)	(296)
Other liabilities	(676)	4,068	2,347
Deferred income	7,746	3,886	629
Net cash provided by (used in) operating activities	19,415	84,858	24,801
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(3,580)	(6,240)	(2,137)
Proceeds from disposal of furniture, fixtures and equipment, net	15	—	—
Cash acquired in acquisition of Pure Rooms	129	—	—
Acquisition of J&S, net of cash acquired	(18,972)	—	—
Asset purchase deposit related to RED Hospitality and Leisure LLC	(750)	—	—
Investments in unconsolidated entities	—	—	(5,500)
Redemption of investment in unconsolidated entity	—	1,375	—
Net cash provided by (used in) investing activities	(23,158)	(4,865)	(7,637)
Cash Flows from Financing Activities
Payments on revolving credit facilities	(924)	—	—
Borrowings on revolving credit facilities	1,507	—	—
Proceeds from note payable	10,000	—	—
Payments on notes payable and capital leases	(305)	—	—
Payments of loan costs	(28)	—	—
Excess tax benefit (deficiency) on equity-based compensation	—	(284)	1,096
Purchases of common stock	(24)	(20)	(77)
Forfeitures of restricted shares	—	—	(10)
Employee advances	(433)	(41)	69
Redemption of units	—	(18)	—
Contributions from noncontrolling interest	983	2,373	4,780
Distributions to and redemptions by noncontrolling interests in consolidated entities	(55,310)	(44,116)	—
Net cash provided by (used in) financing activities	(44,534)	(42,106)	5,858
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	—	—
Net change in cash, cash equivalents and restricted cash	(48,287)	37,887	23,022
Cash, cash equivalents and restricted cash at beginning of period	93,843	55,956	32,934
Cash, cash equivalents and restricted cash at end of period	$45,556	$93,843	$55,956

	Year Ended December 31,
	2017	2016	2015
Supplemental Cash Flow Information
Interest paid	$53	$134	$42
Income taxes paid	4,948	2,333	5,966
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Contributions of securities from noncontrolling interests in consolidated entities	$—	$—	$110,630
Distribution from deferred compensation plan	229	—	142
Capital expenditures accrued but not paid	1,397	620	192
Capital additions associated with common stock issuance	—	—	1,363
Accrued but unpaid redemption of AQUA U.S. Fund	—	2,311	—
Subsidiary equity consideration for Pure Rooms acquisition	425	—	—
Assumption of debt associated with Pure Rooms acquisition	475	—	—
Issuance of OpenKey warrant	28	—	—
Assumption of debt associated with J&S acquisition	978	—	—
J&S loan costs paid from revolving credit facility	231	—	—
Ashford Inc. common stock consideration for J&S acquisition	5,063	—	—
Contingent consideration for J&S acquisition	1,196	—	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$84,091	$50,272	$29,597
Restricted cash at beginning of period	9,752	5,684	3,337
Cash, cash equivalents and restricted cash at beginning of period	$93,843	$55,956	$32,934

Cash and cash equivalents at end of period	$36,480	$84,091	$50,272
Restricted cash at end of period	9,076	9,752	5,684
Cash, cash equivalents and restricted cash at end of period	$45,556	$93,843	$55,956
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. is a Maryland corporation formed on April 2, 2014 that provides asset management, advisory and other products and services primarily to clients in the hospitality industry. Ashford Inc. currently provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Ashford Hospitality Prime, Inc. (“Ashford Prime”). Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Ashford Prime invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Ashford Prime became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Ashford Prime is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Ashford Prime is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE American Exchange. Ashford Trust held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 28.6% ownership interest in Ashford Inc. Ashford Prime held approximately 195,000 shares, which represented an approximate 9.3% ownership interest in Ashford Inc. as of December 31, 2017.
Ashford Inc. was formed through a spin-off of Ashford Trust’s asset management business in November 2014. The spin-off was completed by means of a distribution of common stock of Ashford Inc. and common units of Ashford Hospitality Advisors LLC (“Ashford LLC”), a Delaware limited liability company formed on April 5, 2013. Ashford LLC had no operations until November 19, 2013, the date of the Ashford Prime spin-off. As part of the Ashford Inc. spin-off from Ashford Trust, Ashford LLC became a subsidiary of Ashford Inc. on November 12, 2014. We conduct our advisory business through an operating entity, Ashford LLC. We conduct our hospitality services business through an operating entity, Ashford Hospitality Services, LLC. We own most of our assets through Ashford LLC and Ashford Hospitality Services, LLC.
On April 6, 2017, Ashford Inc. entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Hospitality Holdings LLC, a Delaware limited liability company and a subsidiary of the Company (“Ashford Holdings”), in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford LLC, with Ashford LLC surviving the Merger as a wholly-owned subsidiary of Ashford Holdings. Ashford Holdings is owned 99.8% by Ashford Inc. and 0.2% by noncontrolling interest holders. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Advisors. The Merger was effectuated in order to facilitate our investments in businesses that provide products and services to the hospitality industry.
Ashford Investment Management, LLC (“AIM”) is an indirect subsidiary of the Company, established to serve as an investment advisor to any private securities funds sponsored by us or our affiliates (the “Funds”) and is a registered investment advisor with the Securities and Exchange Commission (the “SEC”). AIM REHE Funds GP, LP (“AIM GP”), or an affiliate of AIM GP, serves as the general partner of any Funds. AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own 100% of Management Holdco. AIM Performance Holdco, LP (“Performance Holdco”) owns 99.99% of AIM GP with the remaining 0.01% general partner interest owned by our wholly-owned subsidiary, AIM General Partner, LLC. We, through Ashford LLC and our 100% ownership interest in AIM General Partner, LLC, own approximately 60% of Performance Holdco, and Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and Mr. J. Robison Hays, III, our chief strategy officer and a member of our board of directors, own, in the aggregate, 40% of Performance Holdco. AIM, AIM GP, Management Holdco, Performance Holdco and AIM General Partner, LLC are all consolidated by Ashford Inc. as it has control.
During the first quarter of 2017, AIM served as investment advisor to Ashford Quantitative Alternative Master Fund, L.P. (the “AQUA Master Fund”), an investment partnership formed under the laws of the Cayman Islands and commenced operations on January 15, 2015. The Master Fund was organized for the purpose of purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions. The Master Fund had one limited partner: Ashford Quantitative Alternatives (U.S.), LP (the “AQUA U.S. Fund”), a U.S. investment limited partnership. The AQUA U.S. Fund invested substantially all of its assets in the Master Fund. The Master Fund was managed by AIM GP and AIM. The AQUA Master Fund and the AQUA U.S. Fund are collectively known as the “AQUA Fund.”
AIM was entitled to receive an investment management fee equal to 1.5% to 2.0% of the beginning quarterly capital account balance of certain limited partners. AIM GP served as the general partner to the AQUA U.S. Fund and the AQUA Master Fund. As such, it was entitled to receive a performance allocation, which was earned annually and equaled 15% to 20% of positive

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

changes in the capital account balance of certain of its limited partners. Ashford Trust and other limited partners were not obligated to pay any portion of the management fee or the performance allocation to AIM or AIM GP, as applicable, but do share pro rata in all other applicable expenses.
On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund was liquidated in accordance with the laws of the Cayman Islands. The balance of all limited partners' capital accounts in the AQUA U.S. Fund was distributed to limited partners in cash, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. As of December 31, 2017, the AQUA U.S. Fund was fully dissolved.
On April 6, 2017, we acquired a 70% interest in Pure Rooms. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. To consummate the acquisition, Ashford Hospitality Services LLC (“AHS”), a subsidiary of Ashford Inc., entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with PRE Opco, LLC (“Pure Rooms”), pursuant to which AHS became the sole owner of the common equity, or Series A Units. In conjunction with the LLC Agreement, AHS contributed $97,000 cash to Pure Rooms as required by the LLC Agreement. Pursuant to the Asset and Liability Contribution Agreement (the “Contribution Agreement”), by and among Pure Rooms (as contributee) and PAFR, LLC, the members of PAFR, LLC and Brault Enterprises, LLC (collectively, the “Sellers”), the Sellers contributed liabilities, net of assets, of the predecessor operating company, Pure Rooms NA, LLC, with a fair value of $532,000 in exchange for certain equity interests in Pure Rooms, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units, $181,000 of Series B-1 Units, and $202,000 of Series B-2 Units, totaling $425,000. As a result of the Contribution Agreement, our equity interest in Pure Rooms was 70%. See note 4 to our consolidated financial statements.
On November 1, 2017, we acquired an 85% controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $25.5 million. J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative services and design & integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic. See notes 2, 4, 13, 14 and 17 to our consolidated financial statements.
On January 16, 2018, the Company closed on the acquisition of certain assets related to RED Hospitality & Leisure LLC ("RED") for $970,000 cash, comprised of a $750,000 deposit paid on December 11, 2017, which is reflected on our consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. The Company owns an 80% interest in RED, a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. See note 22 to our consolidated financial statements.
The accompanying consolidated financial statements reflect the operations of our asset and investment management business including the AQUA Fund (through March 31, 2017, the date of its dissolution) and entities that we consolidate. Our asset and investment management business provides asset and investment management, accounting and legal services to Ashford Trust, Ashford Prime and the AQUA Fund. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements, include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements. The AQUA Funds were investment companies and followed the accounting and reporting guidance in Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 946.
A variable interest entity (“VIE”) must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests—The following tables present information about our noncontrolling interests, including those related to consolidated VIEs, as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Ashford LLC (2)	J&S (4)	Pure Rooms (5)	OpenKey(6)
Ashford Inc. ownership interest	99.80%	85.00%	70.00%	43.90%
Redeemable noncontrolling interests (1) (3)	0.20%	15.00%	—%	39.59%
Noncontrolling interests in consolidated entities	—%	—%	30.00%	16.51%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$385	$2,522	$—	$2,204
Redemption value adjustment, year-to-date	224	—	—	1,046
Redemption value adjustment, cumulative	358	—	—	2,021
Carrying value of noncontrolling interests	—	439	205	128
Assets, available only to settle subsidiary's obligations (7)	n/a	36,951	1,865	1,403
Liabilities, no recourse to Ashford Inc. (8)	n/a	21,821	1,652	889
Notes payable, no recourse to Ashford Inc.	n/a	9,917	220	—
Revolving credit facility, no recourse to Ashford Inc.	n/a	814	100	—

	December 31, 2016
	Ashford LLC (2)	J&S (4)	Pure Rooms (5)	OpenKey(6)
Ashford Inc. ownership interest	99.80%	—%	—%	40.06%
Redeemable noncontrolling interests (1) (3)	0.20%	—%	—%	46.31%
Noncontrolling interests in consolidated entities	0	—%	—%	13.63%
	100%	—%	—%	100%

Carrying value of redeemable noncontrolling interests	$179	$—	$—	$1,301
Redemption value adjustment, year-to-date	(54)	—	—	1,000
Redemption value adjustment, cumulative	134	—	—	975
Carrying value of noncontrolling interests	—	—	—	96
Assets, available only to settle subsidiary's obligations (7)	n/a	—	—	960
Liabilities, no recourse to Ashford Inc. (8)	n/a	—	—	256
________
(1) Redeemable noncontrolling interests are included in the “mezzanine” section of our consolidated balance sheets as they may be redeemed by the holder for cash or registered shares in certain circumstances outside of the Company’s control. The carrying value of the noncontrolling interests is based on the greater of the accumulated historical cost or the redemption value.
(2) Represents the 0.2% interest in Ashford LLC prior to the legal restructuring of our organizational structure on April 6, 2017 and 0.2% interest in Ashford Holdings thereafter.
(3) Redeemable noncontrolling interests in Ashford Holdings represent the members’ proportionate share of equity in earnings/losses of Ashford Holdings or Ashford LLC as applicable and net income/loss attributable to the common unit holders is allocated based on the weighted average ownership percentage of these members’ interest.
(4) Represents ownership interests in J&S, which we consolidate under the voting interest model. J&S provides audio visual products and services in the hospitality industry. See also notes 1, 13, 14, and 22.
(5) Represents ownership interests in Pure Rooms, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Rooms provides “allergy friendly” premium rooms in the hospitality industry. See also notes 1, 13, 14, and 22.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6) Represents ownership interests in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. See also notes 1, 13, 14, and 22.
(7) Total assets primarily consisted of cash and cash equivalents and other assets that can only be used to settle the subsidiaries obligations.
(8) Liabilities consist primarily of accounts payable and accrued expenses for which creditors do not have recourse to Ashford Inc.
In addition to the consolidated entity information above, noncontrolling interests in consolidated entities included noncontrolling ownership interests in Performance Holdco and AQUA of 40% and 0% as of December 31, 2017, respectively, and 40% and 100% as of December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, the AQUA Fund held approximately $0 and $52.8 million, respectively, of total assets consisting primarily of investments in securities, cash and cash equivalents and receivables that can only be used to settle the obligations of the AQUA Fund. Additionally, as of December 31, 2017 and December 31, 2016, the AQUA Fund had liabilities of $0 and $93,000, respectively, consisting primarily of liabilities associated with investments in securities for which creditors do not have recourse to Ashford Inc. The AQUA Fund was considered to be a VIE, as defined by authoritative accounting guidance. All major decisions related to the AQUA Fund that most significantly impacted its economic performance, including but not limited to admittance of limited partners and purchasing, selling (including short sales), investing and trading in investments and engaging in financial transactions, including borrowing, financing, pledging, hedging and other derivative transactions were subject to the approval of our wholly-owned subsidiary, AIM GP. As such, we consolidated the AQUA Fund. On March 7, 2017, AIM GP, the general partner of the AQUA U.S. Fund, provided written notice to the AQUA U.S. Fund's limited partners of its election to dissolve the AQUA U.S. Fund pursuant to Section 6.1(a) of the Second Amended and Restated Limited Partnership Agreement of the AQUA U.S. Fund as of March 31, 2017 (the “Dissolution Date”). In connection with the dissolution of the AQUA U.S. Fund, the AQUA Master Fund was liquidated in accordance with the laws of the Cayman Islands. The balance of all limited partners' capital accounts in the AQUA U.S. Fund was distributed to limited partners in cash, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. As of December 31, 2017, the AQUA U.S. Fund was fully dissolved.
Unconsolidated VIEs—Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions. We review the investments in unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings/loss in unconsolidated entities.
We held an investment in an unconsolidated entity with a carrying value of $500,000 at both December 31, 2017 and 2016, which we account for under the cost method of accounting as we do not exercise significant influence over the entity. No impairment of the investment was recorded during the years ended December 31, 2017, 2016 and 2015.
Additionally, as of December 31, 2015, we held a first loss limited liability company interest (the "Interest") in an unconsolidated limited liability company (the "Fund"). The Fund was a private investment fund which generally invested its assets in one or more securities trading accounts that were managed by external investment advisors, including our subsidiary, Ashford Investment Management, LLC. Our initial investment in the Fund was made in May 2015 in the amount of $5.0 million, which represented an approximate 2% ownership interest in the Fund. In accordance with the Fund's limited liability company agreement, a manager not affiliated with us possessed and exercised the full, complete and exclusive right, power and authority to manage and conduct the business and affairs of the Fund, subject only to certain withdrawal and voting rights we had and the requirements of applicable law. Due to our limited rights, we did not exercise significant influence over the Fund and therefore did not account for the Interest under the equity method of accounting. The Fund was in an investment company (as defined by GAAP) for which the Interests do not have a readily determinable value. Instead, the manager of the Fund calculated a net asset value (“NAV”) for the Interests monthly in accordance with applicable authoritative accounting guidance. Changes in the NAV were recorded in unrealized gain/loss in investment in unconsolidated entity. We requested redemption of the Interest effective March 29, 2016. The redeemed amount of $1.4 million was received during the second quarter of 2016, which reduced our carrying value to $0.
Acquisitions—We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a VIE and we are the target's primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.
If our investment involves the acquisition of an asset or group of assets that does not meet the definition of a business, the transaction is accounted for as an asset acquisition. An asset acquisition is recorded at cost, which includes capitalizing transaction costs, and does not result in the recognition of goodwill.
Use of Estimates—The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible.
Inventories—Inventories consist primarily of audio visual equipment and related accessories and are carried at the lower of cost or market value using the first-in, first-out ("FIFO") valuation method.
Furniture, Fixtures and Equipment, net—We record furniture, fixtures and equipment at cost. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Assets are depreciated using the straight-line method over the estimated useful lives of the assets.
Impairment of Furniture, Fixtures and Equipment—Furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded impairment charges of $1.1 million for the year ended December 31, 2017 offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. The impairment was recognized

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

upon determination that a portion of the software will not be placed into service. See note 17 to our consolidated financial statements. No impairment charges were recorded for furniture, fixtures and equipment for the year ended December 31, 2016.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of J&S. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. We determine fair value based on discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We determined that there was no goodwill impairment during our annual test as the fair value of our reporting units was in excess of the carrying values primarily due to the recency of the Pure Rooms and J&S acquisitions. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. No indicators of impairment were identified during our annual test or as of December 31, 2017.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships resulting from our acquisition of J&S and Pure Rooms. These assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of December 31, 2017.
Revenue Recognition—Revenues primarily consist of advisory and investment management fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranges from less than $6.0 billion to greater than $10.0 billion total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Similarly, the Ashford Prime base fee is fixed at 0.70% of Ashford Prime’s total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Reimbursements for overhead, travel expenses, risk management and internal audit services are recognized when services have been rendered. We also record advisory revenue for equity grants of Ashford Trust and Ashford Prime common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.” Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition. Accordingly, incentive advisory fee revenue is recognized only when the amount earned is fixed and determinable and the FCCR Condition has been met. As incentive advisory fees are measured annually, we recognize revenue quarterly based on the amount that would be due pursuant to the applicable advisory agreement as of the interim balance sheet date in accordance with the authoritative accounting guidance. Debt placement fees include revenues earned through provision of mortgage placement services by Lismore Capital, our wholly-owned subsidiary, and are recognized based on a stated percentage of the loan amount when services have been rendered.
Audio visual revenue primarily consists of revenue generated by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. We also evaluate whether it is appropriate to present (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue, or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of rental pool equipment, amortization of signing bonuses, as well as other costs such as

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal. Rental pool equipment for our audio visual services is depreciated over an estimated useful life of 5 years.
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
Salaries and Benefits—Salaries and benefits are expensed as incurred. Salaries and benefits includes expense for equity grants of Ashford Trust and Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See further discussion in notes 2 and 16 to our consolidated financial statements.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $126,000, $0 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.
Depreciation and Amortization—Our furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Furniture and equipment are depreciated using the straight-line method over lives ranging from 3 to 7.5 years and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. Definite-lived intangible assets, which include customer relationships resulting from our acquisitions of J&S and Pure Rooms, are amortized using the straight-line method over the estimated useful lives of the assets. See note 4 to our consolidated financial statements.
Equity-Based Compensation—Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in general and administrative expense as the grants of stock are fully vested on the date of grant. In connection with providing advisory services, our officers and employees are granted common stock and LTIP units from Ashford Trust and Ashford Prime, which result in expense equal to the fair value of the award, included in “salaries and benefits” in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
Other Comprehensive Income (Loss)—Comprehensive income for the year ended December 31, 2017 consists of net income and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the J&S operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive loss is presented on the consolidated balance sheet as of December 31, 2017. There were no sources of other comprehensive income (loss) in the years ended December 31, 2016 and 2015.
Due to Affiliates—Due to affiliates represents current payables resulting from general and administrative expense, furniture, fixtures and equipment reimbursements, and contingent consideration. Due to affiliates is generally settled within a period not exceeding one year.
Due from Ashford Trust OP—Due from Ashford Trust OP represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses. Due from Ashford Trust OP is generally settled within a period not exceeding one year.
Due from Ashford Prime OP—Due from Ashford Prime OP represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses. Due from Ashford Prime OP is generally settled within a period not exceeding one year.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income (Loss) Per Share—Basic income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. See note 18.
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified deferred compensation plan (“DCP”) for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in salaries and benefits in our consolidated statements of operations. See note 16.
Income Taxes— We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes and beginning in 2017 Mexico and Dominican Republic income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At December 31, 2017, we recorded a valuation allowance of $25.1 million to fully reserve our net deferred tax assets. At December 31, 2016, we recorded a valuation allowance of $6.1 million to partially reserve our net deferred tax assets. We have provided these allowances primarily because of operating losses incurred for each of the years for the three year period ending December 31, 2017. The losses represent significant negative evidence regarding the realizability of our deferred tax assets. Further, our legal entity restructuring on April 6, 2017 and the Tax Cuts and Jobs Act enacted on December 22, 2017 eliminated our ability to carry back future net operating losses against taxable income from prior periods, which is additional negative evidence regarding the reliability of our deferred tax assets.
The “Income Taxes” topic of the FASB’s Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and beginning in 2017 in Mexico and the Dominican Republic. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards—In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard requires an investor to apply the equity method of accounting only from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. ASU 2016-07 eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. ASU 2016-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The adoption of ASU 2016-07 did not have a material impact on our consolidated financial statements or related disclosures.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows for all periods presented. As a result, net cash provided by operating activities increased $4.1 million in the year ended December 31, 2016 and $2.3 million for the year ended December 31, 2015. Our beginning-of-period cash, cash equivalents and restricted cash increased $9.8 million and $5.7 million in 2017 and 2016, respectively.
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
The Company intends to adopt the above standards using the modified retrospective approach for the quarter ending March 31, 2018. Upon adoption of ASU 2014-09, the Company does not expect to record any adjustment to the consolidated financial statements on January 1, 2018. However, the Company expects the recognition of incentive advisory fees, which are a form of variable consideration, to be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company will no longer record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. There is no impact to our incentive advisory fee revenue recognition on an annual basis. The Company expects that this could impact its revenues in future interim periods, but we are unable to estimate the impact because future incentive advisory fees are calculated based on future changes in total stockholder return of our REIT clients compared to the total stockholder return of their respective peer group. We do not expect any material changes in revenue recognition for audio visual, investment management reimbursements, debt placement fees, lease revenue or other services revenue. The Company is in the process of evaluating the disclosure requirements under these standards and implementing controls to support these new disclosure requirements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. In February 2018, the FASB issued ASU 2018-03, as technical corrections and improvements to amend and clarify certain aspects of the guidance issued in ASU 2016-01. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018.We do not expect that the above standards will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The accounting for leases where we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of any future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2017-01 will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the impact that ASU 2017-04 will have on our consolidated financial statements and related disclosures.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Furniture, Fixtures and Equipment, net
Furniture, fixtures and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Rental pool equipment	$7,711	$—
Furniture, fixtures and equipment	7,862	6,549
Leasehold improvements	804	537
Computer software	8,626	7,125
Total cost	25,003	14,211
Accumulated depreciation	(3,849)	(2,167)
Furniture, fixtures and equipment, net	$21,154	$12,044
For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $2.3 million, $1.2 million and $799,000, respectively. As of December 31, 2017 and 2016, computer software of $4.7 million and $5.5 million, respectively, has not been placed into service and no amortization was recorded related to those assets. Depreciation and amortization expense for the year ended December 31, 2017, excludes depreciation expense related to audio visual rental pool equipment of $411,000, which is included in cost of revenues for audio visual.
4. Acquisitions
J&S
On November 1, 2017, we completed the acquisition of an 85% controlling interest in J&S Audio Visual Communications, Inc., J&S Audiovisual Mexico, S. de R.L. de C.V. and J&S Audio Visual Dominican Republic, L.P., collectively referred to as "J&S." J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative services and design & integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic.
The purchase price of approximately $25.5 million consisted of (i) $19.2 million in cash of which $10.0 million was funded with a term loan; (ii) 70,318 shares of Ashford Inc. common stock, which was determined based on an agreed upon value of approximately $4.3 million using a thirty-day volume weighted average price per share of $60.44 and had an estimated fair value of approximately $5.1 million as of the acquisition date; and (iii) contingent consideration with an estimated fair value of approximately $1.2 million. The results of operations of J&S were included in our consolidated financial statements from the date of acquisition.
The acquisition of J&S has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. We have completed our preliminary valuation to determine the fair value of the identifiable assets acquired and liabilities assumed. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of J&S and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to working capital balances, furniture, fixtures and equipment, intangible assets, notes payable, capital leases, deferred taxes, noncontrolling interests and contingent consideration. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation. Any change to the amounts recorded within furniture, fixtures and equipment could also impact depreciation expense.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Cash	$9,176
Term loan	10,000
Fair value of Ashford Inc. common stock	5,063
Fair value of contingent consideration	1,196
Purchase price consideration	25,435
Fair value of redeemable noncontrolling interest	2,724
Fair value of noncontrolling interest	324
Total fair value of purchase price	$28,483

	Fair Value	Estimated Useful Life
Current assets including cash	$6,664
Furniture, fixtures and equipment	9,020	5 years
Goodwill	12,165
Trademarks	3,201
Customer relationships	6,519	7 years
Other assets	129
Total assets acquired	37,698
Current liabilities	7,024
Notes payable, current	445
Deferred income	1,213
Note payable, non-current	533
Total assumed liabilities	9,215
Net assets acquired	$28,483
We expect approximately $9.9 million of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding J&S’ operations through our relationships with Ashford Trust and Ashford Prime.
Results of J&S
The results of operations of J&S have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the year ended December 31, 2017, included total revenue of $9.2 million and a net loss of $657,000 from J&S. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016, are included below under “Pro Forma Financial Results.”
Pure Rooms
On April 6, 2017, we acquired a 70% interest in Pure Rooms. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. To consummate the acquisition, Ashford Hospitality Services LLC (“AHS”), a subsidiary of Ashford Inc., entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with PRE Opco, LLC (“Pure Rooms”), pursuant to which AHS became the sole owner of the common equity, or Series A Units. In conjunction with the LLC Agreement, AHS contributed $97,000 cash to Pure Rooms as required by the LLC Agreement. Pursuant to the Asset and Liability Contribution Agreement (the “Contribution Agreement”), by and among Pure Rooms (as contributee) and PAFR, LLC, the members of PAFR, LLC and Brault Enterprises, LLC (collectively, the “Sellers”), the Sellers contributed liabilities, net of assets, of the predecessor operating company, Pure Rooms NA, LLC, with a fair value of $532,000 in exchange for certain equity interests in Pure Rooms, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$181,000 of Series B-1 Units, and $202,000 of Series B-2 Units, totaling $425,000. As a result of the Contribution Agreement, our equity interest in Pure Rooms was 70%.
Per the LLC Agreement, the Series A Units are voting units and have the voting rights set forth in the Contribution Agreement but do not have management participation rights. The Series B-1 Units and Series B-2 Units are non-voting units and do not have voting or management participation rights. The distribution waterfall provides seniority as follows: Series B-1, Series B-2, then Series A. There is no coupon or other preference associated with the Series B-1 and B-2 unit classes. During the year ended December 31, 2017, the Series B-1 unit holders redeemed their Series B-1 units for $200,000.
The acquisition of Pure Rooms has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. During the fourth quarter of 2017, we finalized the valuation of the acquired assets and liabilities associated with the Pure Rooms acquisition. The final fair value analysis did not result in a material change on the consolidated balance sheet, and we do not expect any further adjustments to the purchase price allocation. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Pure Rooms and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
The fair value of the equity consideration of $425,000 is allocated as follows (in thousands):

	Fair Value	Estimated Useful Life
Cash	$129
Furniture, fixtures and equipment	170	3 years
Customer relationships	175	5 years
Goodwill	782
Total assets acquired	1,256
Line of credit	100
Note payable	375
Other assumed liabilities, net	356
Total assumed liabilities	831
Net assets acquired	$425
We expect approximately $547,000 of the goodwill balance to be deductible for income tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Pure Rooms’ operations through our relationships with Ashford Trust and Ashford Prime.
Results of Pure Rooms
The results of operations of Pure Rooms have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the year ended December 31, 2017, included total revenue of $2.1 million and a net loss of $78,000 from Pure Rooms. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016, are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the J&S and Pure Rooms acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2016, and the removal of $1.0 million and $170,000 of transaction costs directly attributable to the acquisitions for the years ended December 31, 2017 and December 31, 2016, respectively (in thousands):

	Year Ended December 31,
	2017	2016
Total revenue	$138,638	$131,547
Net income (loss)	(19,213)	(12,120)
Net income (loss) attributable to common stockholders	(17,489)	(2,089)
Pro forma income (loss) per share:
Basic	$(8.37)	$(1.00)
Diluted	$(8.88)	$(2.35)
Weighted average common shares outstanding (in thousands):
Basic	2,090	2,082
Diluted	2,120	2,279
5. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the year ended December 31, 2017, are as follows (in thousands):

	J&S	Corporate and Other	Consolidated
Balance at the beginning of year	$—	$—	$—
Changes in goodwill:
Additions (1)	12,165	782	12,947
Balance at the end of year	$12,165	$782	$12,947
________

(1)	Corporate and Other additions reflect the goodwill acquired as a result of the acquisition of Pure Rooms.
Intangible assets, net as of December 31, 2017, are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Pure Rooms customer relationships	$175	$(26)	$149
J&S customer relationships	6,519	(156)	6,363
	$6,694	$(182)	$6,512

Indefinite-lived intangible assets:
J&S trademarks	$3,201
	$3,201
Amortization expense for definite-lived intangible assets was $182,000 for the year ended December 31, 2017. Annual amortization expense for these definite-lived assets will approximate $1.0 million over the next five years. Customer relationships for Pure Rooms and J&S were assigned a useful life of 5 years and 7 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Notes Payable, net
Notes payable, net consisted of the following (in thousands):

Indebtedness	Subsidiary	Maturity	Interest Rate	December 31, 2017	December 31, 2016
Term loan	J&S	November 2022	One-Month LIBOR(2) + 3.25%	$9,917	$—
Revolving credit facility	J&S	November 2022	One-Month LIBOR(2) + 3.25%	814	—
Capital lease obligations (see note 7)	J&S	Various	Various - fixed	896	—
Revolving credit facility	Pure Rooms	On demand	Prime Rate (1) + 1.00%	100	—
Term loan	Pure Rooms	October 1, 2018	5.00%	220	—
Total notes payable				11,947	—
Less deferred loan costs, net				(240)	—
Total notes payable less net deferred loan costs				11,707
Less current portion				(1,751)	—
				$9,956	$—
__________________

(1)	Prime Rate was 4.50% at December 31, 2017.

(2)	One-month LIBOR rate was 1.56% at December 31, 2017.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. The subsidiary capitalized debt issuance costs of $231,000 associated with this financing, which are included as a reduction of notes payable on the consolidated balance sheet as of December 31, 2017. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the year ended December 31, 2017, $1.7 million was drawn and approximately $924,000 of payments were made on the revolving credit facility. As of December 31, 2017, $2.2 million of credit was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. Our J&S operating subsidiary is currently in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $2.0 million term loan agreement and a $3.0 million equipment note. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the year ended December 31, 2017, no amounts were drawn on either loan.
On April 6, 2017, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.0% per annum with a stated maturity date of October 1, 2018. The line of credit has a variable interest rate of the Prime Rate plus 1.0%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our consolidated balance sheet.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement ("Loan Agreement") for a line of credit in the amount of $1.5 million. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018 with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which will be amortized over the term of the line of credit.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Excluding capital lease obligations (see note 7) and interest, maturities of our long-term debt for each of the next five years and thereafter are as follows (in thousands):

2018	$1,320
2019	1,000
2020	1,000
2021	1,000
2022	6,731
Thereafter	—
$11,051
7. Lease Commitments
Capital Leases
We lease certain equipment under capital leases. The net book value of these assets was approximately $835,000 at December 31, 2017, and is included in furniture, fixtures and equipment in our consolidated balance sheet. Amortization of assets under capital leases is included in depreciation and amortization expense in our consolidated statement of operations.
Operating Leases
We have contractual obligations in the form of operating leases for office space and equipment. Operating lease obligations expire at various dates with the latest maturity in 2027. For the year ended December 31, 2017, we recorded rental expense of $307,000. We did not incur rental expense for the years ended December 31, 2016 and 2015.
As of December 31, 2017, future minimum lease payments on capital and operating leases were as follows (in thousands):

	Capital Leases	Operating Leases
2018	$467	$1,118
2019	387	991
2020	88	729
2021	16	571
2022	—	436
Thereafter	—	1,607
Total minimum lease payments	958	5,452
Imputed interest	(62)	—
Present value of minimum lease payments	$896	$5,452
8. Derivative Contracts
As of December 31, 2016, the volume of the AQUA U.S. Fund’s option derivative activities based on their notional amounts, which are the fair values of the underlying shares as if the options were exercised at December 31, 2016, was 8,000 long exposure contracts with a notional amount of $0 and no short exposure contracts. As of December 31, 2017, the AQUA U.S. Fund has been dissolved.
Options on Futures Contracts—During the year ended December 31, 2017, we purchased no options on Eurodollar futures. During the year ended December 31, 2016, we purchased options on Eurodollar futures for total costs of $94,000 and a maturity date of June 2017. These options were not designated as cash flow hedges. The carrying value of these options on futures contract is included in investments in securities in the consolidated balance sheet as of December 31, 2016.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Fair Value Measurements
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Liabilities
Non-derivative liabilities:
Contingent consideration	$—	$—	$(2,262)	$(2,262)	(1)
Deferred compensation plan	(19,259)	—	—	(19,259)
Total	(19,259)	—	(2,262)	(21,521)
Net	$(19,259)	$—	$(2,262)	$(21,521)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Assets
Derivative assets:
Options on futures contracts	$91	$—	$—	$91
Total	91	$—	—	91	(2)
Liabilities
Non-derivative liabilities:
Deferred compensation plan	(9,078)	—	—	(9,078)
Total	(9,078)	—	—	(9,078)
Net	$(8,987)	$—	$—	$(8,987)
__________________
(1) Reported as “due to affiliates” in the consolidated balance sheets.
(2) Reported as “investments in securities” in the consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents our rollforward of our Level 3 contingent consideration liability (in thousands):

	Contingent Consideration Liability (1)
Balance December 31, 2016	$—
Acquisition	(1,196)
Gains (losses) included in earnings	(1,066)	(2)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance December 31, 2017	$(2,262)	(3)
__________________
(1) Ashford Inc.’s contingent consideration associated with the acquisition of J&S is carried at fair value in the consolidated balance sheets. The fair value of our contingent consideration liability was estimated using significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. The significant inputs in the Level 3 measurement included the timing and amount of the ultimate payout based on our estimate of J&S operating performance during the earn-out period, calculated in accordance with the agreement, and the risk adjusted discount rate used to discount the future payment.
(2) Calculated as the change in fair value of the contingent consideration associated with the acquisition of J&S and reported as “other” operating expense in the consolidated statements of operations.
(3) Reported as “due to affiliates” in the consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Year Ended December 31,
	2017		2016		2015
Assets
Derivative assets:
Equity put options	$—		$(2,829)		$(7,218)
Equity call options	—		1,961		(680)
Options on futures contracts	(91)		(228)		(275)

Non-derivative assets:
Equity - American Depositary Receipt	—		—		89
Equity securities	—		(7,213)		(10,564)
U.S. treasury securities	—		479		(331)
Total	(91)		(7,830)		(18,979)
Liabilities
Derivative liabilities:
Short equity put options	—		2,147		7,139
Short equity call options	—		(1,944)		4,144
Non-derivative liabilities:
Equity - American Depositary Receipt	—		—		(300)
Equity securities	—		(160)		396
Contingent consideration	(1,066)		—		—
Deferred compensation plan	(10,410)		2,127		8,608
Total	(11,476)		2,170		19,987
Net	$(11,567)		$(5,660)		$1,008
Total combined
Unrealized gain (loss) on investments	$203		$2,326		$(2,490)
Realized gain (loss) on investments	(294)		(10,113)		(5,110)
Contingent consideration	(1,066)	(2)	—		—
Deferred compensation plan	(10,410)	(1)	2,127	(1)	8,608	(1)
Net	$(11,567)		$(5,660)		$1,008
________

(1)	Reported as a component of salaries and benefits in the consolidated statements of operations.

(2)	Represents contingent consideration associated with the acquisition of J&S. Reported as a component of other operating expense in the consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Summary of Fair Value of Financial Instruments
Certain of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investments in securities	$—	$—	$91	$91
Financial liabilities measured at fair value:
Deferred compensation plan	$19,259	$19,259	$9,078	$9,078
Contingent consideration	2,262	2,262	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$36,480	$36,480	$84,091	$84,091
Restricted cash	9,076	9,076	9,752	9,752
Accounts receivable, net	5,127	5,127	16	16
Due from Ashford Trust OP	13,346	13,346	12,179	12,179
Due from Ashford Prime OP	1,738	1,738	3,817	3,817
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$20,529	$20,529	$11,601	$11,601
Due to affiliates	4,272	4,272	933	933
Due to Ashford Prime OP from AQUA U.S. Fund	—	—	2,289	2,289
Other liabilities	9,076	9,076	9,752	9,752
Notes payable	11,947	12,040	—	—
Investments in securities. Investment securities consist of U.S. treasury securities, publicly traded equity securities, equity put and call options on certain publicly traded equity securities and futures contracts. Liabilities associated with investments in securities consist of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates in active and inactive markets. This is considered either a Level 1 or Level 2 valuation technique. See notes 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.
Contingent consideration. The liability associated with the acquisition of J&S is carried at fair value based on the terms of the acquisition agreement and any changes to fair value are recorded in “other” operating expenses in the consolidated statements of operations.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from Ashford Trust OP, due from Ashford Prime OP, accounts payable and accrued expenses, due to affiliates, due to Ashford Prime OP from AQUA U.S. Fund and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Investments in unconsolidated entity. The asset resulting from investment in unconsolidated entities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes payable. The carrying value of notes payable was $11.9 million at December 31, 2017. The estimated fair value at December 31, 2017 was approximately $12.0 million. The fair value is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.
11. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the Remington acquisition was filed in the Court of Chancery of the State of Delaware and styled as Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's board of directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s board of directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case in the second quarter of 2017. Accordingly, this amount was recorded within general and administrative expenses on our consolidated statements of operations for the year ended December 31, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. On February 5, 2018, the court denied the plaintiff’s fee petition.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Income Taxes
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit at federal statutory income tax rate of 35%	$3,665	$4,068	$3,492
State income tax expense, net of federal income tax benefit	(388)	(180)	(54)
Income passed through to common unit holders and noncontrolling interests	(2)	(2,985)	(3,799)
Permanent differences	(201)	(1,410)	(3,293)
Valuation allowance	(12,725)	(407)	1,563
Effect of the Tax Cuts and Jobs Act	(303)	—	—
Other	231	134	25
Total income tax (expense) benefit	$(9,723)	$(780)	$(2,066)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(3,305)	$(2,578)	$(5,958)
Foreign	(47)	—	—
State	(369)	(277)	(350)
Total current	(3,721)	(2,855)	(6,308)
Deferred:
Federal	(5,854)	2,023	4,140
Foreign	—	—	—
State	(148)	52	102
Total deferred	(6,002)	2,075	4,242
Total income tax (expense) benefit	$(9,723)	$(780)	$(2,066)
Interest and penalties of $1,000, $2,000 and $1,000 were paid or were due to taxing authorities for the years ended December 31, 2017, 2016 and 2015, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2017 and 2016, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$(218)	$(383)
Investments in unconsolidated entities and joint ventures	12,529	119
Capitalized acquisition costs	1,652	2,116
Deferred compensation	4,285	3,258
Accrued expenses	851	3,065
Equity-based compensation	3,877	3,940
Furniture fixtures and equipment	(643)	(788)
Intangibles	860	182
Deferred revenue	629	214
Net operating loss	1,265	363
Deferred tax asset	25,087	12,086
Valuation allowance	(25,087)	(6,084)
Net deferred tax asset	$—	$6,002
As of December 31, 2017, the Company has net operating loss carryforwards of approximately $5.9 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2036 and 2037.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At December 31, 2016, we recorded a partial valuation allowance of $6.1 million for our deferred tax assets as we concluded that it is more likely than not that we will utilize a portion of our deferred tax assets due to the carryback potential of certain deferred tax assets. In the second quarter of 2017 we completed a legal restructuring of our organizational structure to facilitate our investment in businesses that provide products and services to the hospitality industry. The restructuring limited our ability to carryback losses, and as a result, we recorded a tax expense to reduce our net deferred tax asset to zero. We expected to recover a portion of our deferred tax asset as we produced taxable income in the post restructure period of 2017 and thereafter. We recovered a portion of the restructuring charge during the third and fourth quarters of 2017. However, due to the Tax Cuts and Jobs Act enactment on December 22, 2017, which prohibits corporations from carrying losses back to prior years, we do not expect to recover our net deferred tax assets until it is more likely than not that we will be able to realize the net deferred tax assets with sources of income other than taxes paid in the carryback period.
If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“TCJA”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we recorded a one-time income tax expense of approximately $303,000 due to a revaluation of our net deferred tax assets resulting from the decrease in the corporate federal income tax rate from 35% to 21% and elimination of the ability to carryback net operating losses generated after December 31, 2017. We are in the process of analyzing certain other provisions of this legislation which may impact our effective tax rate. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the TCJA. The accounting is expected to be complete on or before the date the 2017 U.S. income tax returns are filed in 2018.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Equity
Capital Stock—In accordance with Ashford Inc.’s charter, we are authorized to issue 200 million shares of capital stock, consisting of 100 million shares common stock, par value $0.01 per share, 50 million shares blank check common stock, par value $0.01 per share, and 50 million shares preferred stock, par value $0.01 per share. Our Board of Directors has designated 2 million shares of our preferred stock as Series A Preferred Stock. The holders of Series A cumulative preferred stock are entitled to receive dividends in preference to holders of shares of any class or series of stock ranking junior to it, equal to 1,000 multiplied by the aggregate per share amount of all dividends of common stock. Each share of Series A cumulative preferred stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of the stockholders of Ashford Inc. No shares of Series A cumulative preferred stock are currently outstanding.
Shareholder Rights Plan—On November 16, 2014, our board of directors adopted a shareholder rights plan (the “2014 Rights Plan”). The 2014 Rights Plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Pursuant to the 2014 Rights Plan, our board of directors declared a dividend of one preferred share purchase right (a “Right”) payable on November 27, 2014, for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), outstanding on November 27, 2014 (the “Record Date”) to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the rights is de minimis. The rights are set to expire on the date of the 2018 annual meeting of stockholders unless at such meeting our stockholders vote to approve an extension of the expiration date.
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2017	2016	2015
(Income) loss allocated to noncontrolling interests:
J&S	$(49)	$—	$—
Pure Rooms	38	—	—
OpenKey (1)	515	849	—
Other (2)	(146)	8,011	10,852
Total net (income) loss allocated to noncontrolling interests	$358	$8,860	$10,852
________

(1)	The 2016 loss allocated to the noncontrolling interest in OpenKey represents the period from the March 8, 2016 conversion of our notes receivable through December 31, 2016.

(2)	Represents noncontrolling interests primarily in the AQUA Fund, which was fully dissolved as of December 31, 2017.
14. Mezzanine Equity
Redeemable noncontrolling interests are included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. As described below, our mezzanine equity includes redeemable noncontrolling interests in Ashford Holdings as well as subsidiary common stock. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values. See note 17 for a summary of related party transactions, including income (loss) attributable to our redeemable noncontrolling interests.
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests in Ashford Holdings represents certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford Holdings, which is an allocation of net income/loss attributable to the members based on the weighted average ownership percentage of these members’ interest. Beginning one year after issuance, each common unit of membership interest may be redeemed by the holder, for cash

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or registered shares in certain cases outside the Company’s control. Prior to April 6, 2017, the noncontrolling interests represented certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford LLC. See note 1.
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
A summary of the activity of the member interest units is as follow (in thousands):

	Year Ended December 31,
	2017	2016	2015
Units outstanding at beginning of year	4	5	5
Units redeemed for cash (1)	—	(1)	—
Units outstanding at end of year	4	4	5
Units convertible/redeemable at end of year	4	4	5
__________________

(1)
During the years ended December 31, 2017, 2016, and 2015, membership interest units with aggregate fair values at redemption of $0, $18,000 and $0, respectively, were redeemed by the holder and, at our election, we paid cash to satisfy the redemption price.

Redeemable noncontrolling interest in other subsidiary common stock represented redeemable ownership interests in our consolidated VIEs, J&S and OpenKey, for the year ended December 31, 2017 and in OpenKey for the year ended December 31, 2016. See note 2 to our consolidated financial statements for tables summarizing the redeemable noncontrolling ownership interests and carrying values. See note 17 to our consolidated financial statements for a summary of related party transactions, including income (loss) attributable to our redeemable noncontrolling interests.
Redeemable noncontrolling interests in other subsidiary common stock originated as a result of the following transactions:
On March 8, 2016, a 100% noncontrolling interest in OpenKey was initially reduced to a 49.28% redeemable noncontrolling interest, which resulted in the conversion of our note receivable into our initial 38.49% ownership interest. See also notes 1, 2, 13 and 17 to our consolidated financial statements.
On November 1, 2017, we acquired an 85% controlling interest in J&S with 15% ownership held by the company’s founders as a redeemable noncontrolling interest in the J&S subsidiary common stock. See note 4 for details of the acquisition. See also notes 1, 2, 13 and 17 to our consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands). See note 2 to our consolidated financial statements for tables summarizing the redeemable noncontrolling ownership interests and carrying values:

	Year Ended December 31,
	2017		2016		2015
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings (1)	$19		$4		$2
J&S	136	(2)	—		—
OpenKey	1,329		1,143	(3)	—
Total net (income) loss allocated to redeemable noncontrolling interests	$1,484		$1,147		$2
________

(1)	Represents the 0.2% interest in Ashford LLC prior to the legal restructuring of our organizational structure on April 6, 2017 and 0.2% interest in Ashford Holdings thereafter.

(2)
For the period from the November 1, 2017 acquisition of J&S through December 31, 2017, net loss of $136,000 was allocated to the redeemable noncontrolling interest in the J&S subsidiary common stock. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.

(3)
For the period from the March 8, 2016 conversion of our notes receivable from OpenKey through December 31, 2016, net loss of $1.1 million was allocated to the redeemable noncontrolling interest in the OpenKey subsidiary common stock.

15. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 1,082,261 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2017, 93,539 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 491,571 shares of our common stock, or securities convertible into 491,571 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2018.
Equity-based compensation expense is primarily recorded in salaries and benefits expense in our consolidated statements of operations. The components of equity-based compensation expense for the years ended December 31, 2017, 2016 and 2015, are presented below by award type (in thousands):

	Year Ended December 31,
	2017	2016	2015
Equity-based compensation
Stock option amortization (1)	$7,535	$5,884	$3,856
Director equity grants expense (2)	250	250	250
Pre-spin equity grants expense (3)	684	5,439	11,503
Total equity-based compensation (4)	$8,469	$11,573	$15,609

Other equity-based compensation
REIT equity-based compensation (5)	$9,394	$12,243	6,311
	$17,863	$23,816	$21,920
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) See Stock Options discussion below. As of December 31, 2017, the Company had approximately $10.4 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years. During the years ended December 31, 2017, 2016 and 2015, stock option amortization included $39,000, $61,000 and $0 of amortization related to OpenKey stock options issued under OpenKey’s stock plan.
(2) Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in general and administrative expense as the grants of stock are fully vested on the date of grant. See Restricted Stock discussion below.
(3) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date. As of December 31, 2017, these equity grants were fully vested. See Restricted Stock discussion below.
(4) Additionally, $2,000, $10,000 and $10,000 of equity-based compensation associated with employees of an affiliate was included in “general and administrative” expense for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, these equity grants were fully vested. See note 17.
(5) REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc. See notes 2 and 17.
As of December 31, 2017, we had outstanding stock option awards and restricted stock awards, as follows:
Stock Options—During the years ended December 31, 2017 and 2016, we granted 334,000 and 340,000 stock options to employees with grant date fair values of $8.5 million and $7.8 million, respectively. No stock options were granted during 2015. The grant price of the options was the market value of our stock on the date of grant. The options vest three years from the grant date with a maximum option term of ten years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We were not able to use the “simplified” method as described in SAB 107 and 110 because the options remain exercisable for the full contractual term upon termination. Therefore, we used an adjusted simplified method, where any options expected to be forfeited over the term of the option were assumed to be exercised at full term and all other options were assumed to be exercised at the midpoint of the average time-to-vest and the full contractual term. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate volatility, we utilized the weighted average of our own stock price volatility based on daily data points over our full trading history and the average of the most recent historical volatilities of our peer group commensurate with the option’s expected life (or full history if the peer had insufficient trading history).
The weighted average assumptions used to value grant options are detailed below:

	Year Ended December 31,
	2017	2016	2015
Weighted-average grant date fair value	$25.29	$22.91	n/a
Weighted average assumptions used:
Expected volatility	34.9%	50.0%	n/a
Expected term (in years)	6.5	6.5	n/a
Risk-free interest rate	2.01%	1.5%	n/a
Expected dividend yield	—%	—%	n/a

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2015	300	$85.97	7.95	$2,409
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding, December 31, 2015	300	$85.97	6.95	$—
Granted	340	45.59	10.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(1)	45.59	9.38	—
Outstanding, December 31, 2016	639	$64.53	7.70	$—
Granted	334	57.61	10.00	11,837
Exercised	—	—	—	—
Forfeited, canceled or expired	(1)	50.15	9.22	(80)
Outstanding, December 31, 2017	972	$62.17	7.67	$29,974
Options exercisable at December 31, 2017	300	$85.97	4.95	$2,109
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2017, the Company had approximately $10.4 million of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 1.3 years.
Restricted Stock—A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2017		2016		2015
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	1	$56.20	3	$56.20	5	$56.20
Restricted shares granted (1)	5	52.89	5	45.09	3	93.92
Restricted shares vested	(6)	53.64	(7)	47.48	(5)	75.42
Restricted shares forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	1	$56.20	3	$56.20
________
(1) Equity-based compensation expense of $250,000, $250,000 and $250,000 (see equity-based compensation table above) was recognized in connection with stock grants of 5,000, 5,000 and 3,000 immediately vested restricted shares to our independent directors for the years ended December 31, 2017, 2016 and 2015, respectively.
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date. As of December 31, 2017, these equity grants were fully vested. The restricted stock/units that vested during 2017 had a fair value of $2.9 million at the date of vesting.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Employee Benefit Plans
Deferred Compensation Plan—We administer a non-qualified DCP for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in salaries and benefits in our consolidated statements of operations.
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2017	2016	2015
Change in fair value
Unrealized gain (loss)	$(10,410)	$2,127	$8,608

Distributions
Fair value (1)	$229	$—	$142
Shares (1)	3	—	2
________
(1) Distributions made to one participant.
As of December 31, 2017 and December 31, 2016 the carrying value of the DCP liability was $19.3 million and $9.1 million, respectively.
AIM Incentive Awards—Effective January 15, 2015, Ashford Inc. established an incentive awards program (“AIM Incentive Awards”) for certain employees involved in the success of AIM. The awards are intended to be a cash bonus program. The awards are deemed to be invested as of the investment date for the applicable annual award period and adjusted for deemed returns on the applicable fund (“Deemed Return”), based on a return multiplier between 100% and 300% (“Return Multiplier”), as elected quarterly by the recipient. The awards are subject to vesting and may be forfeited upon termination of employment prior to the record date for the award period. Award amounts will be measured as of the month end prior to payment and paid out within 45 days of the applicable award vesting date. The AIM Incentive Awards obligation is carried in long-term “accrued expenses” at the amortized fair value as of the end of the period with the related expense reflected as salaries and benefits in our consolidated statements of operations. As of December 31, 2017 and 2016, the carrying value of the AIM Incentive Awards liability was $487,000 and $287,000, respectively. For the years ended December 31, 2017, 2016 and 2015, we recorded salaries and benefits expense of $200,000, $(25,000), and $385,000 respectively, related to the AIM Incentive Awards. During the years ended December 31, 2017, 2016 and 2015 participants were paid distributions of $0, $73,000 and $0, respectively. Effective as of January 1, 2017, the value of AIM Incentive Awards are no longer adjusted based on the Deemed Return and are no longer based on a variable Return Multiplier. Instead, the value of the AIM Incentive Awards is fixed for each participant at the value of such participant's award as of the close of business on December 31, 2016.
401(k) Plan—Ashford LLC sponsors a 401(k) Plan. It is a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service imposed limitations, to various investment funds. The Company makes matching cash contributions equal to 50% of up to the first 6% of an employee’s eligible compensation contributed to the 401(k) Plan. Participant contributions vest immediately, whereas company matches vest 25% annually. Our consolidated subsidiaries also sponsor qualified defined contributions. These 401(k) Plans cover employees 18 to 21 years of age or older with 0 to 3 months service and offer company matches in discretionary amounts of 0% to 25% of up to the first 5% of an employee’s eligible compensation contributed to the 401(k) Plan and vesting periods varying up to 6 years. Participant contributions vest immediately. For the years ended December 31, 2017, 2016 and 2015, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $304,000, $341,000, and $222,000, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Ashford Prime, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Ashford Prime, related party transactions are inherent in our business activities. Details of our related party transactions are presented below. See note 20 for details regarding concentration of risk and percentage of our consolidated subsidiaries’ total revenues earned from Ashford Trust and Ashford Prime.
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2017, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Year Ended December 31,
	2017	2016	2015
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$34,724	$34,700	$33,833
Reimbursable expenses (1)	7,600	6,054	6,617
Equity-based compensation (2)	11,077	8,429	2,720
Incentive advisory fee (3)	1,809	1,809	—
Total advisory services revenue	55,210	50,992	43,170

Other revenue
Investment management reimbursements (4)	1,976	—	—
Debt placement fees (5)	913	—	—
Non-advisory expense reimbursements	—	—	195
Lease revenue (6)	558	—	—
Other services (7)	997	4	—
Total other revenue	4,444	4	195

Total revenue	$59,654	$50,996	$43,365

REVENUE BY SEGMENT (8)
REIT advisory	$58,657	$50,992	$43,365
J&S (9)	—	—	—
Corporate and other (7)	997	4	—
Total revenue	$59,654	$50,996	43,365

COST OF REVENUES
Cost of audio visual revenues (9)	$90	$—	$—
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the years ended December 31, 2017, 2016, and 2015, we recognized $1.7 million, $0, and $0, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as discussed in note 2 to our consolidated financial statements, in the amount of $1.1 million for the year ended December 31, 2017.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the second and first year installments of the 2016 incentive advisory fee in the amount of $1.8 million for each of the years ended December 31, 2017 and 2016, respectively, for which the payment was due January of the subsequent year subject to meeting the FCCR Condition at December 31 of each year, as defined in our advisory agreement with Ashford Trust. No incentive fee was earned for the 2017 and 2015 measurement periods.

(4)
Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(5)	Debt placement fees include revenues earned through provision of mortgage placement services by Lismore Capital, our wholly-owned subsidiary.

(6)
In connection with our key money transaction with Ashford Trust, we lease furniture, fixtures and equipment to Ashford Trust at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(7)
Other services revenue is associated with other hotel services, such as “allergy friendly” premium rooms and mobile key applications, provided to Ashford Trust by our consolidated subsidiaries, Pure Rooms and OpenKey, respectively.

(8)	See note 19 for discussion of segment reporting.

(9)
J&S contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, are recognized in cost of audio visual revenues in our consolidated statements of operations. See note 2 for discussion of the audio visual revenue recognition policy.

At December 31, 2017 and 2016, we had a net receivable of $13.3 million and $12.2 million, respectively, from Ashford Trust OP associated primarily with the advisory services fee and other fees, as discussed above.
The following table summarizes amounts due from Ashford Trust OP to each of our consolidated entities (in thousands):

	December 31, 2017	December 31, 2016
J&S	$62	$—
Pure Rooms	302	—
OpenKey	25	4
We are also a party to an amended and restated advisory agreement with Ashford Prime OP. Through June 20, 2017, the quarterly base fee was based on a declining sliding scale percentage of Ashford Prime's total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Prior to the effectiveness of the amended and restated advisory agreement discussed below, the range of base fees on the scale was between 0.70% to 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the amended and restated advisory agreement discussed below, the base fee was fixed at 0.70% per annum. Reimbursement for overhead, internal audit, insurance claims advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed quarterly to Ashford Prime based on a pro rata allocation as determined by the ratio of Ashford Prime’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Ashford Prime. We also record advisory revenue for equity grants of Ashford Prime common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Prime’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Prime’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Prime (the “Fourth Amended and Restated Ashford Prime Advisory Agreement”). On June 9, 2017, Ashford Prime’s stockholders approved the Fourth Amended and Restated Ashford Prime Advisory Agreement, which became effective on June 21, 2017. The material terms of the Fourth Amended and Restated Ashford Prime Advisory agreement include:

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Ashford Prime made a cash payment to us of $5.0 million on June 21, 2017, which is included in “deferred income” on our consolidated balance sheet, and is being recognized over the initial ten-year term of the Fourth Amended and Restated Ashford Prime Advisory Agreement. The revenue recognized is included in other advisory revenue on our consolidated statements of operations;

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
if Ashford Prime repudiates the Fourth Amended and Restated Ashford Prime Advisory Agreement, through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, Ashford Prime will be liable to us for a liquidated damages amount.

The following table summarizes the revenues related to Ashford Prime OP (in thousands):

	Year Ended December 31,
	2017	2016	2015
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$8,799	$8,343	$8,648
Reimbursable expenses (1)	2,105	2,805	1,863
Equity-based compensation (2)	(1,683)	3,814	3,591
Incentive advisory fee (3)	1,274	1,274	1,274
Other advisory revenue (4)	277	—	—
Total advisory services revenue	10,772	16,236	15,376

Other revenue
Debt placement fees (5)	224	—	—
Lease revenue (6)	335	335	99
Other services (7)	41	—	—
Total other revenue	600	335	99

Total revenue	$11,372	$16,571	$15,475

REVENUE BY SEGMENT (8)
REIT advisory	$11,331	$16,571	$15,475
J&S (9)	—	—	—
Corporate and other (8)	41	—	—
Total revenue	$11,372	$16,571	$15,475
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the years ended December 31, 2017, 2016, and 2015, we recognized $126,000, $0, and $0, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software in the amount of $1.1 million for the year ended December 31, 2017, as discussed in note 2.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford Inc.

(3)
Incentive advisory fee includes the third, second and first year installments of the 2015 incentive advisory fee in the amount of $1.3 million for each of the years ended December 31, 2017, 2016, and 2015, respectively, for which the payment was due January of the subsequent year subject to meeting the FCCR Condition at December 31 of each year, as defined in our advisory agreement with Ashford Prime. No incentive fee was earned for the 2017 and 2015 measurement periods.

(4)
In connection with our Fourth Amended and Restated Ashford Prime Advisory Agreement, a $5.0 million cash payment was made by Ashford Prime upon approval by Ashford Prime’s stockholders, which will be recognized over the 10-year initial term.

(5)	Debt placement fees include revenues earned through provision of mortgage placement services by Lismore Capital, our wholly-owned subsidiary.

(6)
In connection with our key money transaction with Ashford Prime, we lease furniture, fixtures and equipment to Ashford Prime at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)
Other services revenue is associated with other hotel services, such as “Allergy friendly” premium rooms and mobile key applications, provided to Ashford Prime by our consolidated subsidiaries, Pure Rooms and OpenKey, respectively.

(8)	See note 19 for discussion of segment reporting.

(9)
J&S contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, are recognized in cost of audio visual revenues in our consolidated statements of operations. See note 2 for discussion of the audio visual revenue recognition policy.

At December 31, 2017 and 2016, we had receivables of $1.7 million and $3.8 million, respectively, from Ashford Prime OP associated with the advisory service fee and other fees, as discussed above. See note 2 for details regarding receivables held by our consolidated subsidiaries, due from our affiliates. As of December 31, 2016, we also had a payable due to Ashford Prime OP in the amount of $2.3 million related to the hold back from Ashford Prime’s liquidation of its investment in the AQUA Fund.
The following table summarizes amounts due from Ashford Prime OP to each of our consolidated entities (in thousands):

	December 31, 2017	December 31, 2016
Pure Rooms	$50	$—
OpenKey	6	—
Ashford Trust and Ashford Prime have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Ashford Prime, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Ashford Prime. These reimbursements are included in general and administrative expenses on the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015 these reimbursements totaled $4.9 million, $5.7 million and $4.5 million, respectively. The amounts due under these arrangements as of December 31, 2017 and 2016, are included in “due to affiliates” on our balance sheets.
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
The balance of all limited partners' capital accounts in the AQUA U.S. Fund was distributed to limited partners in cash, and thereafter limited partners ceased to be a limited partner of the AQUA U.S. Fund. As of December 31, 2017, the AQUA U.S. Fund was fully dissolved. The aggregate value of the affiliated limited partners’ share of partners’ capital in the AQUA Fund at December 31, 2016, was approximately $52.5 million.
On June 11, 2015, we announced that we planned to provide a total of $6.0 million in key money consideration to our managed REITs for two acquisitions. In connection with our engagement to provide hotel advisory services to Ashford Trust, we planned to provide $4.0 million of key money consideration to purchase furniture, fixtures and equipment related to Ashford Trust’s $62.5 million acquisition of the 226-room Le Pavillon Hotel in New Orleans, Louisiana by Ashford Trust, which closed in June 2015. As of December 31, 2016, we had provided substantially all of the $4.0 million key money consideration. Separately, in connection with our engagement to provide hotel advisory services to Ashford Prime, we have also provided $2.0 million of key money consideration comprised of $206,000 in cash and the issuance of 19,897 shares of our common stock to purchase furniture, fixtures and equipment related to Ashford Prime’s $85.0 million acquisition of the 62-room Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The initial value assigned to the common stock was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration transferred on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee must be allocated to lease revenue equal to the estimated fair value of the lease payments that would have been made. As a result, advisory revenue of $893,000, $335,000 and $99,000 was allocated to lease revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Lease revenue is included in other revenue in the consolidated statements of operations.
As of December 31, 2017 and 2016, Ashford Trust held a 16.23% and 13.34%, respectively, noncontrolling interest in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. On January 16, 2018, Ashford Trust invested an additional $667,000 in OpenKey. Ashford Trust invested $983,000, $2.3 million and $0 in OpenKey during the years ended December 31, 2017, 2016 and 2015, respectively. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. See also notes 1, 2, 13, 14, and 22.
An officer of J&S owns the J&S headquarters property including the adjoining warehouse space. J&S leases this property for $300,000 per year. Rental expense for the year ended December 31, 2017 was $50,000. We did not incur rental expense related to this lease for the years ended December 31, 2016 and 2015.
18. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(18,352)	$(2,396)	$(1,190)
Undistributed net income (loss) allocated to common stockholders	(18,352)	(2,396)	(1,190)
Distributed and undistributed net income (loss) - basic	(18,352)	(2,396)	(1,190)
Effect of deferred compensation plan	—	(2,127)	(8,608)
Effect of contingently issuable shares	$(1,465)	$(1,143)	$—
Distributed and undistributed net loss - diluted	$(19,817)	$(5,666)	$(9,798)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,031	2,012	1,991
Effect of deferred compensation plan shares	—	158	212
Effect of contingently issuable shares	36	39	—
Weighted average common shares outstanding – diluted	2,067	2,209	2,203

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(9.04)	$(1.19)	$(0.60)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(9.59)	$(2.56)	$(4.45)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(19)	$(4)	$(2)
Total	$(19)	$(4)	$(2)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	1	3
Effect of assumed exercise of stock options	34	—	1
Effect of assumed conversion of Ashford Holdings units	4	4	5
Total	38	5	9

19. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) J&S, which provides event technology and creative communications solutions services, (b) Pure Rooms, which provides “allergy friendly” premium rooms in the hospitality industry, and (c) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. Our Pure Rooms and OpenKey operating segments do not individually meet the accounting criteria for separate disclosure as reportable segments. Accordingly, we have two reportable segments: REIT Advisory and J&S. We combine the operating results of Pure Rooms and OpenKey into an “all other” category, which we refer to as “Corporate and Other.”
The REIT Advisory segment primarily earns revenue by providing asset management and advisory services on a fee basis by managing the day-to-day operations of Ashford Trust and Ashford Prime and their respective subsidiaries, in conformity with each entity's investment guidelines. The J&S segment earns revenue by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic. Corporate and Other includes a portion of our revenue and operating expenses that are not directly attributable to the REIT Advisory segment or J&S. The revenue in this category primarily consists of income generated by Pure Rooms and OpenKey by providing services to hotels. As of December 31, 2017, there were no material revenues or expenses amongst our operating segments.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain information concerning our segments for the years ended December 31, 2017, and 2016 is presented in the following table (in thousands). Consolidated subsidiaries are reflected as of the acquisition date or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Year Ended December 31, 2017				Year Ended December 31, 2016
	REIT Advisory	J&S	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	J&S	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$65,982	$—	$—	$65,982	$67,228	$—	$—	$67,228
Audio visual	—	9,186	—	9,186	—	—	—	—
Other	4,006	—	2,399	6,405	335	—	44	379
Total revenue	69,988	9,186	2,399	81,573	67,563	—	44	67,607
EXPENSES
Depreciation and amortization	1,373	319	835	2,527	298	—	876	1,174
Impairment	1,041	—	31	1,072	—	—	—	—
Other operating expenses (1)	19,099	9,655	59,742	88,496	21,102	—	47,788	68,890
Total expenses	21,513	9,974	60,608	92,095	21,400	—	48,664	70,064
OPERATING INCOME (LOSS)	48,475	(788)	(58,209)	(10,522)	46,163	—	(48,620)	(2,457)
Interest expense	—	(68)	(15)	(83)	—	—	—	—
Amortization of loan costs	—	(6)	(33)	(39)	—	—	—	—
Interest income	—	—	244	244	—	—	73	73
Other income (expense) (2)	—	(47)	(24)	(71)	—	—	(9,239)	(9,239)
INCOME (LOSS) BEFORE INCOME TAXES	48,475	(909)	(58,037)	(10,471)	46,163	—	(57,786)	(11,623)
Income tax (expense) benefit	(18,324)	252	8,349	(9,723)	(16,684)	—	15,904	(780)
NET INCOME (LOSS)	$30,151	$(657)	$(49,688)	$(20,194)	$29,479	$—	$(41,882)	$(12,403)
________

(1)
Other operating expenses includes salaries and benefits, cost of revenues for audio visual and general and administrative expenses. REIT Advisory amounts represent expenses for which there is a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

(2)
Other income (expense) primarily includes the realized gain (loss) on investment in unconsolidated entity, the unrealized gain (loss) on investment in unconsolidated entity, dividend income, the realized gain (loss) on investments and the unrealized gain (loss) on investments.

For the year ended December 31, 2015, we operated in one business segment: asset and investment management, which included managing the day-to-day operations of Ashford Prime and its subsidiaries, Ashford Trust and its subsidiaries and the REHE Fund in conformity with each entity’s investment guidelines.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
The following table presents revenue by geographic area for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$78,420	$67,607	$58,981
Mexico	2,760	—	—
All other countries	393	—	—
	$81,573	$67,607	$58,981
The following table presents furniture, fixtures and equipment, net by geographic area as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
United States	$18,087	$12,044
Mexico	2,960	—
All other countries	107	—
	$21,154	$12,044
20. Concentration of Risk
During the years ended December 31, 2017, 2016 and 2015, our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Ashford Prime. Further, OpenKey and Pure Rooms generated revenue through contracts with Ashford Trust OP and Ashford Prime OP, as summarized in the table below, stated as a percentage of the consolidated subsidiaries’ total revenues:

	Year Ended December 31,
	2017	2016	2015
Percentage of total revenues from Ashford Trust OP and Ashford Prime OP(1)
J&S (2)	2.2%	—%	—%
Pure Rooms	45.6%	—%	—%
OpenKey	28.4%	9.1%	—%
________

(1)	See note 17 for details regarding our related party transactions.

(2)	Represents percentage of revenues earned by J&S from customers at Ashford Trust and Ashford Prime hotels. See note 2 for the discussion of audio visual revenue recognition policy.
As of December 31, 2017, our operations include consolidated J&S net assets of $2.3 million and $399,000 located in Mexico and Dominican Republic, respectively. For discussion of revenues by geographic location see note 19 to our consolidated financial statements.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at financial institutions and U.S. government treasury bond holdings. Our counterparties are investment grade financial institutions.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Total revenue	$13,013	$19,639	$19,255	$29,666	$81,573
Total operating expenses	15,149	18,221	21,595	37,130	92,095
Operating income (loss)	$(2,136)	$1,418	$(2,340)	$(7,464)	$(10,522)
Net income (loss)	$(2,723)	$(7,231)	$(2,258)	$(7,982)	$(20,194)
Net income (loss) attributable to the Company	$(2,385)	$(6,709)	$(1,856)	$(7,402)	$(18,352)
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(1.18)	$(3.32)	$(0.92)	$(3.58)	$(9.04)
Weighted average common shares outstanding - basic	2,015	2,019	2,022	2,069	2,031
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(1.34)	$(3.85)	$(1.05)	$(3.72)	$(9.59)
Weighted average common shares outstanding - diluted	2,046	2,265	2,054	2,118	2,067

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenue	$13,409	$18,152	$16,538	$19,508	$67,607
Total operating expenses	13,921	20,344	16,673	19,126	70,064
Operating income (loss)	$(512)	$(2,192)	$(135)	$382	$(2,457)
Net income (loss)	$(8,398)	$(1,279)	$(1,092)	$(1,634)	$(12,403)
Net income (loss) attributable to the Company	$(1,732)	$(1,106)	$(285)	$727	$(2,396)
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(0.86)	$(0.55)	$(0.14)	$0.36	$(1.19)
Weighted average common shares outstanding - basic	2,008	2,011	2,014	2,014	2,012
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(1.51)	$(0.71)	$(0.49)	$(0.25)	$(2.56)
Weighted average common shares outstanding - diluted	2,218	2,048	2,262	2,267	2,209
_________________

(1)
The sum of the basic and diluted income (loss) attributable to common stockholders per share for the four quarters in 2017 and 2016 may differ from the full year basic and diluted income (loss) attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

22. Subsequent Events
On January 2, 2018, the Company issued 8,962 shares of common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding membership interests in OpenKey, Inc. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended provided under Section 4(a)(2) thereunder.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 8, 2018, we entered into an equity distribution agreement with B. Riley FBR, Inc., acting as sales agent (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, we may sell from time to time through the sales agent shares of our common stock having an aggregate offering price of up to $20.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act. We will pay the sales agent a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through the sales agent. As of December 31, 2017, no shares of our common stock have been sold under this program.
On January 16, 2018, Ashford Inc. invested an additional $1.3 million in OpenKey. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guestrooms. See notes 1, 2, 13, 14 and 17 to our consolidated financial statements.
On January 16, 2018, the Company closed on the acquisition of certain assets related to RED Hospitality & Leisure LLC ("RED") for $970,000 cash, comprised of a $750,000 deposit paid on December 11, 2017, which is reflected on our consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. The Company owns an 80% interest in RED, a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands.
On February 27, 2018, our board of directors approved and adopted the Second Amended and Restated Bylaws of the Company, which contains a provision that requires stockholders to meet certain ownership thresholds to initiate claims on behalf of the Company or against the Company or one of its directors of officers. The new provision will be submitted to a binding advisory vote of the company’s stockholders at the company’s 2018 Annual Meeting of Stockholders with the intent that the new provision will be rescinded if not approved at such meeting.
On March 1, 2018, the Company entered into a $35.0 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at a range of 3.0% to 3.50% over LIBOR, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate size of $75.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2017, our internal control over financial reporting is effective.
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
See “Item 8. Financial Statements and Supplementary Data,” on pages 50 through 100 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.
Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2018.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2018
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President	March 12, 2018
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 12, 2018
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2018
Mark L. Nunneley

/s/ J. ROBISON HAYS, III	Chief Strategy Officer and Director	March 12, 2018
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 12, 2018
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 12, 2018
Darrell T. Hail

/s/ JOHN MAULDIN	Director	March 12, 2018
John Mauldin

/s/ BRIAN WHEELER	Director	March 12, 2018
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 12, 2018
Uno Immanivong

EXHIBIT INDEX

Exhibit	Description
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
2.3
Agreement and Plan of Merger, dated October 28, 2016, by and between Ashford Inc., a Delaware corporation. and Ashford Inc., a Maryland corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)

2.4**
Unit Purchase Agreement, dated as of July 25, 2017, by and among Presentation Technologies, Inc., Monroe Jost, Kevin Jost, Todd Jost and PT Holdco, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 31, 2017) (File No. 001-36400)

2.4.1
Amendment No. 2 to Unit Purchase Agreement, dated as of October 31, 2017, by and among PT Holdco, LLC, PT Intermediate, LLC and Presentation Technologies, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 6, 2017) (File No. 001-36400)

3.1	Amended and Restated Articles of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 1, 2016) (File No. 001-36400)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2018) (File No. 001-36400)
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
4.2
Amended and Restated Rights Agreement, dated as of August 12, 2015, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2015) (File No. 001-36400)

4.2.1
Amendment No. 1 to the Amended and Restated Rights Agreement, dated October 31, 2016, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)

10.1
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)

10.2
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.2.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on June 12, 2015) (File No. 001-36400)

10.3
Fourth Amended and Restated Advisory Agreement, dated as of January 24, 2017, between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on January 25, 2017) (File No. 001-36400)

10.4
Mutual Exclusivity Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.5
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC Re: Ashford Trademarks (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

Exhibit	Description
10.6
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.7
Registration Rights Agreement, dated as of November 12, 2014 by Ashford Inc. for the benefit of the holders of common units in Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.8†
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

10.8.3†
Amended and Restated Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and David Brooks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.8.4†
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
10.12
Investment Management Agreement, dated December 10, 2014 between AHT SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2014) (File No. 001-36400)

10.13
Investment Management Agreement, dated as of December 10, 2014 between AHP SMA, LP and Ashford Investment Management, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.14
Investment Management Agreement, dated January 19, 2017, between AHT SMA, LP, a Delaware limited partnership, and Ashford Investment Management LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017) (File No. 001-36400)

10.15
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated October 8, 2014 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.16
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated April 6, 2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2017 (File No. 001-36400)

10.17
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.18
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.19
Commitment Letter, dated as of June 14, 2017, by and between Ashford Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed July 31, 2017) (File No. 001-36400)

Exhibit	Description
10.20
Credit Agreement, dated as of November 1, 2017, by and between Presentation Technologies, LLC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.21
Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.22
Revolving Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.23
Draw Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.24
Equipment Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.25
Credit Agreement, dated as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N. A. and the other lender party thereto (incorporated by reference to Exhibit 10-1 to the Current Report on 8-K filed on March 7, 2018)(File No. 001-36400)

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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
___________________________________
* Filed herewith.
** The disclosure schedules referenced in the Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Ashford hereby undertakes to furnish supplementally a copy of the omitted disclosure schedules upon request by the SEC.
† Management contract or compensatory plan or arrangement.