Form 10-K/A
period 2017-12-31
Ashford Inc.
filed 2018-04-30
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes          ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2017, the aggregate market value of 1,600,587 shares of the registrant’s common stock held by non-affiliates was approximately $81,597,925.

As of April 26, 2018, the registrant had 2,103,353 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 12, 2018, Ashford Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”).  This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year.  We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing this information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K.  The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal  executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events.  This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Capitalized terms used in this Amendment and not defined herein have the meanings ascribed to those terms in the Original Form 10-K.

i

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies and sets forth certain information regarding our Directors and Executive Officers (as defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)):

Name	Age	Position(s)
Monty J. Bennett	52	Chief Executive Officer, Chairman of the Board of Directors
Jeremy J. Welter	41	Co-President and Chief Operating Officer
J. Robison Hays, III	40	Co-President and Chief Strategy Officer, Director
Deric S. Eubanks	42	Chief Financial Officer and Treasurer
Mark L. Nunneley	60	Chief Accounting Officer
Dinesh P. Chandiramani	50	Independent Director, Audit Committee Chair
Darrell T. Hail	52	Independent Director, Compensation Committee Chair
Uno Immanivong	40	Independent Director
John Mauldin	68	Independent Director
Brian Wheeler	49	Independent Director, Lead Director, Nominating and Corporate Governance Committee Chair

Monty J. Bennett.  Monty J. Bennett has served as our Chief Executive Officer and Chairman of the Board of Directors since November 2014.  He has served as Chairman of the board of directors of Braemar Hotels & Resorts Inc. (“Braemar,” formerly known as “Ashford Hospitality Prime, Inc.”) since April 2013. Mr. Bennett has also served on the board of directors of Ashford Trust since May 2003 and served as its Chief Executive Officer from that time until February 2017.  Effective in January 2013, Mr. Bennett was appointed as the Chairman of the board of Ashford Trust.  Prior to January 2009, Mr. Bennett also served as Ashford Trust’s President.  Mr. Bennett currently serves as the chairman of Ashford Trust’s acquisitions committee.  Mr. Bennett also serves as the Chairman of Ashford Investment Management, LLC (“AIM”), an investment fund platform and an indirect subsidiary of Ashford Inc., and as Chief Executive Officer of Remington Holdings, LP.  Mr. Bennett joined Remington Hotel Corporation in 1992 and has served in several key positions, such as President, Executive Vice President, Director of Information Systems, General Manager and Operations Director.

Mr. Bennett holds a Master’s degree in Business Administration from the S.C. Johnson Graduate School of Management at Cornell University and a Bachelor of Science degree with distinction from the Cornell School of Hotel Administration.

He is a life member of the Cornell Hotel Society.  He has over 20 years of experience in the hotel industry and has experience in virtually all aspects of the hospitality industry, including hotel ownership, finance, operations, development, asset management and project management.  He is a member of the American Hotel & Lodging Association’s Industry Real Estate Finance Advisory Council, and is on the Advisory Editorial Board for GlobalHotelNetwork.com.  He is also a member of the CEO Fiscal Leadership Council for Fix the Debt, a non-partisan group dedicated to reducing the nation’s federal debt level and on the advisory Board of Texans for Education Reform.  Formerly, Mr. Bennett was a member of Marriott’s Owner Advisory Council and Hilton’s Embassy Suites Franchise Advisory Council.

Mr. Bennett is a frequent speaker and panelist for various hotel development and industry conferences, including the NYU Lodging Conference and the Americas Lodging Investment Summit conferences.  Mr. Bennett received the Top-Performing CEO Award from HVS for 2011.  This award is presented each year to the CEO in the hospitality industry who offers the best value to stockholders based on HVS’s pay-for-performance model.  The model compares financial results relative to CEO compensation, as well as stock appreciation, company growth and increases in EBITDA.

Experience, Qualifications, Attributes and Skills: Mr. Bennett’s extensive industry experience as well as the strong and consistent leadership qualities he has displayed in his current role as the Chief Executive Officer and Chairman of the Company, and his experience with, and knowledge of, the Company and its operations gained in those roles and in his prior role as the Chief Executive Office and currently as Chairman of each of Ashford Trust and Braemar are vital qualifications and skills that make him uniquely qualified to serve as a director of the Company and as the Chairman of the Board.

Jeremy J. Welter.  Jeremy J. Welter has served as our Co-President and Chief Operating Officer since March 2018 and has also served in that capacity for Ashford LLC, Ashford Trust and Braemar since March 2018. He served as our Executive Vice President, Asset Management from November 2014 to March 2018. He also served in that capacity for Ashford Trust from March 2011 to March 2018, for Ashford LLC from November 2013 to March 2018 and for Braemar from April 2013 to March 2018. From August 2005 until December 2010, Mr. Welter was employed by Remington Hotels, LP in various capacities, most recently serving as its Chief Financial Officer. Mr. Welter oversees the asset management, capital management and acquisition underwriting functions for Ashford Trust and Braemar as well as the operations of Ashford Inc., including both our asset management advisory business and our hospitality products and services business. Mr. Welter is responsible for the growth of our products and services line of business through strategic acquisitions and investments in businesses that are engaged in providing hospitality products and services and developing and overseeing their operations and growth. He has led the acquisition or investment in OpenKey, J&S Audio Visual, Lismore Capital, Kalibri Labs, PURE Rooms and RED Hospitality and Leisure. Mr. Welter is a current member of Marriott’s Owner Advisor Council and serves as a Board Member for the American Hotel and Lodging Association. Mr. Welter is a frequent speaker and panelist for various lodging investment and development conferences, including the NYU Lodging Conference.

Mr. Welter earned his Bachelor of Science in Economics from Oklahoma State University, where he served as student body president and graduated summa cum laude.

J. Robison Hays, III.  J. Robison Hays, III has served on the Board since November 2014. He became our Co-President in March 2018. He has served as our Chief Strategy Officer since November 2014 and has served in that capacity for Ashford Trust and Braemar since May 2015. Mr. Hays served as the Senior Vice-President of Corporate Finance and Strategy for us, Braemar and Ashford Trust until May 2015. Mr. Hays also serves as Chief Investment Officer of AIM. Mr. Hays has been with Ashford Trust since April 2005. Mr. Hays is responsible for the formation and execution of our strategic initiatives, working closely with our Chief Executive Officer. He also oversees all financial analysis as it relates to the corporate model, including acquisitions, divestitures, refinancings, hedging, capital market transactions and major capital outlays.

Prior to 2013, in addition to his other responsibilities, Mr. Hays was in charge of Ashford Trust’s investor relations group. Mr. Hays is a frequent speaker at industry and Wall Street investor conferences. Prior to joining Ashford Trust, Mr. Hays worked in the Corporate Development office of Dresser, Inc., a Dallas-based oil field service and manufacturing company, where he focused on mergers, acquisitions and strategic direction. Before working at Dresser, Mr. Hays was a member of the Merrill Lynch Global Power & Energy Investment Banking Group based in Texas.

Mr. Hays has been a frequent speaker at various lodging, real estate and alternative investment conferences around the globe. He earned his A.B. degree in Politics with a certificate in Political Economy from Princeton University and later studied philosophy at the Pontifical University of the Holy Cross in Rome, Italy.

Experience, Qualifications, Attributes and Skills: Mr. Hays brings extensive business and finance experience gained while serving as Chief Strategy Officer for Ashford Trust, Braemar and Ashford LLC, as well as his experience with the formation and execution of our strategic initiatives, to the Board of Directors. In addition, Mr. Hays brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2014 to his role as a director of the Company.

Deric S. Eubanks. Deric S. Eubanks has served as our Chief Financial Officer and Treasurer since November 2014. He has also served in that capacity for each of Braemar and Ashford Trust since June 2014. Previously, Mr. Eubanks had served as Senior Vice President-Finance at Braemar since November 2013 and Ashford Trust since September 2011. Prior to his role as Senior Vice President-Finance at Ashford Trust, Mr. Eubanks was Vice President of Investments and was responsible for sourcing and underwriting hotel investments including direct equity investments, joint venture equity, preferred equity, mezzanine loans, first mortgages, B-notes, construction loans, and other debt securities for Ashford Trust. Mr. Eubanks has been with Ashford Trust since its initial public offering in August 2003. Mr. Eubanks has written several articles for industry publications and is a frequent speaker at industry conferences and industry round tables. Before joining Ashford Trust, Mr. Eubanks was a Manager of Financial Analysis for ClubCorp, where he assisted in underwriting and analyzing investment opportunities in the golf and resort industries.

Mr. Eubanks earned a Bachelor of Business Administration degree from the Cox School of Business at Southern Methodist University and is a CFA charter holder.  He is a member of the CFA Institute and the CFA Society of Dallas-Fort Worth.

Mark L. Nunneley.  Mark L. Nunneley has served as our Chief Accounting Officer since November 2014. Mr. Nunneley has also served as Chief Accounting Officer of Braemar since April 2013, Ashford LLC since November 2013 and Ashford Trust since May 2003. From 1992 until 2003, Mr. Nunneley served as Chief Financial Officer of Remington Hotel Corporation. He previously served as a tax consultant at Arthur Andersen & Company and as a tax manager at Deloitte & Touche. Mr. Nunneley is a certified public accountant (CPA) in the State of Texas and is a member of the American Institute of Certified Public Accountants, Texas Society of CPAs and Dallas Chapter of CPAs.

Mr. Nunneley earned his Bachelor of Science in Business Administration from Pepperdine University in 1979 and his Master of Science in Accounting from the University of Houston in 1981.

Dinesh P. Chandiramani.  Dinesh P. Chandiramani has served on the Board since November 2014 and currently serves as chairman of our Audit Committee and as a member of our Compensation Committee. Mr. Chandiramani is the Regional Vice President, Franchise Sales and Development, Americas for Radisson Hotel Group and a Partner at America TMC. Mr. Chandiramani has served since 2008 as the Chief Executive Officer and President of Hyphen Construction Group, a national general contracting firm specializing in the hospitality industry. Prior to joining Hyphen Construction Group Mr. Chandiramani worked at Response Remediation Service Company, a remediation and restoration contracting company from 2002 to 2008.

Experience, Qualifications, Attributes and Skills: Mr. Chandiramani has demonstrated his commitment to Boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. Mr. Chandiramani attended Texas Tech University. He supplements his skill sets through ongoing engagement with the director community and access to leading practices, which are beneficial to his service on the Board. In addition, Mr. Chandiramani brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2014 to his role as a director of the Company.

Darrell T. Hail. Darrell T. Hail has served on the Board since November 2014 and currently serves as chairman of our Compensation Committee and a member of our Audit Committee and our Nominating and Corporate Governance Committee. Mr. Hail is the President of Womens A.R.C., LLC and served as a producer at Hotchkiss Insurance Agency, a Texas-based insurance agency, from 2011 through 2018. Prior to joining Hotchkiss Insurance Agency, Mr. Hail served as a producer at USI, an insurance brokering and consulting agency, from 2005 to 2011 and at Summit Global Partners, a Dallas-based insurance agency from 2002 to 2005. From 1995 through 2002, Mr. Hail served as the manager and owner of Westlake Golf in The Hills, a retail golf operation in Austin, Texas. Mr. Hail earned his Bachelor of Arts in History from the University of Texas at Austin in 1988.

Experience, Qualifications, Attributes and Skills: Mr. Hail brings significant business experience, including the design and implementation of complex insurance programs for clients in various industries, to the Board of Directors. In addition, Mr. Hail brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2014 to his role as a director of the Company.

Uno Immanivong.  Ms. Immanivong has served on the Board since May 2017 and currently serves as a member of our Audit Committee and our Nominating and Corporate Governance Committee. Ms. Immanivong has been the Chef and Owner of Chino Chinatown and Red Stix since September 13, 2013 and April 1, 2017, respectively. Her role as a chef and owner of restaurants include day-to-day management, training, budgeting, sales forecasting, creation and promotion special events, review inventory, complete payroll and compensation incentive for managers, coordinate and tape television appearances, and confer with partners on financials and growth planning.

From March 2005 to September 2013, Ms. Immanivong was a Regional Sales and Support Consultant for Wells Fargo Home Mortgage where she was responsible for working with the Regional Manager and regional sales management staff in the implementation and consistent execution of sales strategy and sales support functions. She was also the primary support resource for the region and liaison with the division management team, division implementation team, Compliance, Audit, Academy and other home office functional groups. Further, she assisted in the preparation of regional forecasting and budgeting, ensured the communication of and adherence to sales policies, compiled and reviewed audit report and reports findings, developed plans to address audit deficiencies, and developed reporting mechanisms and trend analysis to identify business needs and opportunities.

From 1998 until 2005, Ms. Immanivong held various positions at Citibank, including mortgage loan underwriter and mortgage cross-sell product manager.

Experience, Qualifications, Attributes and Skills: Ms. Immanivong brings her familiarity with the restaurant industry and business management to the Board.

John Mauldin.  Mr. Mauldin has served on the Board since November 2014. Mr. Mauldin is an owner of Mauldin Economics, a publisher of investing resources, and has served as its Chairman since February 2012. Mr. Mauldin also owns Millennium Wave Advisors, a state-registered investment advisory firm, and has served as its President since its inception in 1999. Mr. Mauldin is also the President and registered principal of Millennium Wave Securities, a FINRA & SIPC registered broker-dealer. He is also a public speaker on topics relating to finance and the economy, a published author on such topics and a frequent contributor for various publications and television shows on such topics.

Mr. Mauldin has an undergraduate degree in Political Science/Economics from Rice University, as well as a Masters in Divinity from Southwestern Baptist Theological Seminary.

Experience, Qualifications, Attributes and Skills: Mr. Mauldin brings extensive experience as an investment advisor, as well as extensive knowledge of finance and economics, to the Board of Directors. In addition, Mr. Mauldin brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2014 to his role as a director of the Company.

Brian Wheeler.  Brian Wheeler has served on the Board of Directors since November 2014 and currently serves as our lead director and as chairman of our Nominating and Corporate Governance Committee and as a member of our Compensation Committee. Mr. Wheeler is the Chief Technology Officer, Director-Print Management and Director-Digital Operations of Nieman Printing, Inc., one of the largest wholesale printing facilities in the Southwest United States, and a Principal of Evolution, a coaching and mentoring program for executives, since July 2012. Mr. Wheeler previously served as a marketing and communications strategist at Visible Dialogue, a boutique marketing and communications consultancy firm, and as a member of the Board of Directors of Visible Dialogue since May 2011.

Experience, Qualifications, Attributes and Skills: Mr. Wheeler brings more than 15 years of experience delivering print management and marketing and communication solutions, as well as over 10 years of experience driving brand development and growth strategies, to the Board of Directors. In addition, Mr. Wheeler brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2014 to his role as a director of the Company.

Terms of Directors and Executive Officers

All of our directors are elected annually by our stockholders.  Our Nominating and Corporate Governance Committee has recommended, and our Board of Directors has nominated, for re-election all seven persons currently serving as directors of the Company.  If elected by the required vote, each of the persons nominated as director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.

Our Executive Officers are not appointed to serve for any specific term, but serve at the pleasure of the Board of Directors.

Attendance at Annual Meeting of Stockholders

In keeping with our corporate governance principles, directors are expected to attend the annual meeting of stockholders in person.  All persons who were directors at our 2017 annual meeting of stockholders attended our 2017 annual meeting in person or by telephone.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us and written representations of our directors, officers (as defined in Rule 16a-1 under the Exchange Act (“Section 16 Officers”))  and beneficial owners of more than ten percent of outstanding common stock of the Company that no other reports were required, during the year ended December 31, 2017, all of our directors, Section 16 Officers and beneficial owners of more than ten percent of our common stock were in compliance with the Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Board is committed to corporate governance practices that promote the long-term interest of our stockholders. The Board regularly reviews developments in corporate governance and updates the Company’s corporate governance framework, including its corporate governance policies and guidelines, as it deems necessary and appropriate. Our policies and practices reflect corporate governance initiatives that comply with the listing requirements of the NYSE American and the corporate governance requirements of the Sarbanes-Oxley Act of 2002. We maintain a corporate governance section on our website, which includes key information about our corporate governance initiatives including our Corporate Governance Guidelines, charters for the committees of the Board, our Code of Business Conduct and Ethics and our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The corporate governance section can be found on our website at www.ashfordinc.com by clicking “INVESTORS” and then “Corporate Governance.”

Our Code of Business Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as our other officers and our directors and to each employee of the Company or Ashford LLC.  Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•                  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  full, fair, accurate, timely and understandable disclosure in our public communications;

•                  compliance with applicable governmental laws, rules and regulations;

•                  prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•                  accountability for adherence to the code.

Any waiver of the Code of Business Conduct and Ethics for our officers or directors may be made only by the Board or one of the Board committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.

Committees of our Board of Directors

The Company’s Board of Directors has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The members of our Audit Committee are Dinesh P. Chandiramani (chair), Darrell T. Hail and Uno Immanivong.  The Board has determined that Dinesh P. Chandiramani qualifies as an “Audit Committee financial expert,” as defined by the applicable rules and regulations of the SEC under the Exchange Act and is and has been independent from the Company at all pertinent times in accordance with the rules of the NYSE American and the applicable rules and regulations of the SEC under the Exchange Act.  Our Audit Committee met a total of five times in 2017.

ITEM 11.                                         EXECUTIVE COMPENSATION.

Compensation of Executive Officers

We are a leading provider of asset management and other services to companies within the hospitality industry.  Currently, we serve as the advisor to two NYSE listed real estate investment trusts, namely Ashford Trust and Braemar.  Combined, Ashford Trust and Braemar have 132 hotels with more than 28,500 rooms and approximately $6 billion in assets.  The Company also holds investments in and controlling stakes in various enterprises that provide products and services to the lodging industry.

In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Braemar to conduct its respective business. Ashford Trust and Braemar have no employees and all of their respective executive officers are employees of Ashford LLC, our subsidiary. We receive fees and reimbursement of certain expenses from each of Ashford Trust and Braemar for providing such services, the proceeds of which are used in part to pay compensation to our personnel, but Ashford Trust and Braemar do not specifically reimburse us for any executive employee compensation or benefits costs and the amount of our fees does not vary based on the amount of such executive compensation and benefits costs.

Compensation Approach

The compensation program balances three important objectives:

•                  provide adequate compensation to attract and retain talented employees;

•                  provide strong incentives for management to craft and execute a value-creating growth strategy; and

•                  manage the compensation program in a way that the cost to stockholders is appropriate for the performance achieved.

Our program has three components:

•                  salary, which is set at competitive levels to attract required talent;

•                  annual cash bonus plan, which rewards management for meeting the Company’s annual business objectives; and

•                  long-term equity incentive plan, which rewards management for the effective execution of a long-term growth strategy and an incentive to remain committed to the long-term success of the organization.

All three components are designed to allow us to compete for and retain the services of the persons needed for the growth and success of the Company.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers in fiscal years 2017 and 2016:

Name	Year	Salary		Bonus(6)		Option Awards(1)	Nonequity Incentive Plan Compensation(6)	Total
Monty J. Bennett	2017	$950,000		$0		$2,536,000	$2,246,750	$5,732,750
Chief Executive Officer	2016	$800,000		$200,000		$2,282,000	$1,083,333	$4,365,333

Douglas A. Kessler	2017	$711,154	(3)	$250,000	(4)	$1,268,000	$1,200,238	$3,429,392
Former President	2016	$625,000		$115,385		$1,141,000	$625,000	$2,506,385

David A. Brooks(2)	2017	$550,000		$68,823	(5)	$1,014,400	$1,040,600	$2,673,823
Chief Operating Officer, General Counsel and Secretary	2016	$475,000		$72,712		$912,800	$393,854	$1,854,366

(1)         Represents the aggregate grant date fair value of options granted pursuant to our 2014 Incentive Plan, calculated in accordance with ASC Topic 718 without regard to the effect of any forfeitures. Assumptions used in the calculation of these amounts are described in Note 15 to the company’s audited financial statements for the fiscal year end December 31, 2017, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2018.  Option awards were granted in the year indicated.

(2)         Mr. Brooks passed away on March 29, 2018.

(3)         Mr. Kessler’s salary increased to $725,000 effective February 21, 2017.

(4)         Includes a one-time bonus in the amount of $250,000 when Mr. Kessler was appointed as Chief Executive Officer of Ashford Trust in February 2017.

(5)         Includes a one-time award of “Chairman’s Medal of Achievement” in the amount of $68,823.

(6)         Bonus and Nonequity Incentive Plan Compensation were earned in the year indicated and paid the following year.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information concerning outstanding equity awards for each of our named executive officers as of December 31, 2017:

Name	Number of Equity Awards That Had Not Vested at December 31, 2017		Option Exercise Price	Option Expiration Date
Monty J. Bennett	100,000	(1)	$45.59	03/31/26
	50,000	(2)	$57.34	04/18/27
	50,000	(3)	$57.71	10/03/27

Douglas A. Kessler	50,000	(1)	$45.59	03/31/26
	25,000	(2)	$57.34	04/18/27
	25,000	(3)	$57.71	10/03/27

David A. Brooks(4)	40,000	(1)	$45.59	03/31/26
	20,000	(2)	$57.34	04/18/27
	20,000	(3)	$57.71	10/03/27

(1)         These equity awards were granted on March 31, 2016 under the 2014 Incentive Plan and vest in their entirety three years from the date of the award, subject to forfeiture.

(2)         These equity awards were granted on April 18, 2017 under the 2014 Incentive Plan and vest in their entirety three years from the date of the award, subject to forfeiture.

(3)         These equity awards were granted on October 3, 2017 under the 2014 Incentive Plan and vest in their entirety three years from the date of the award, subject to forfeiture.

(4)         Mr. Brooks passed away on March 29, 2018.  All of the outstanding equity awards held by Mr. Brooks that had not vested prior to that date vested in full on that date.

Employment Agreements

We have or, in the case of Mr. Brooks, had employment agreements with each of our executive officers, pursuant to which Mr. Bennett served as our Chief Executive Officer, Mr. Kessler served as our President and Mr. Brooks served as our Chief Operating Officer, General Counsel and Secretary in 2017. The current term of our employment agreements with each of Mr. Bennett and Mr. Kessler expires on December 31, 2018, but each agreement is subject to automatic one-year renewals, unless either party to the applicable employment agreement provides at least 120 days’ notice of non-renewal of such employment agreement. In March 2018, Mr. Kessler resigned from the position of President of the Company and Mr. Brooks resigned from the position of Chief Operating Officer of the Company, and Mr. Kessler was appointed to serve as our Senior Managing Director, Mr. Jeremy J. Welter was appointed to serve as our Co-President and Chief Operating Officer, and Mr. J. Robison Hays, III, was appointed to serve as our Co-President and Chief Strategy Officer. Mr. Brooks’s employment agreement terminated upon his death.

The employment agreements for each of our executive officers provided for in 2017:

•                  an annual base salary of $950,000 for Mr. Monty J. Bennett, $725,000 for Mr. Kessler (effective February 21, 2017) and $550,000 for Mr. Brooks, subject to annual adjustments;

•                  eligibility for annual cash performance bonuses under our incentive bonus plans, based on a targeted bonus range for each officer;

•                  participation in other short- and long-term incentive, savings and retirement plans; and

•                  medical and other group welfare plan coverage.

All of these benefits are available to all of our salaried employees.  Additionally, the senior executives of the Company have the following additional benefits, which are not extended to all salaried employees:

•                  director’s and officer’s liability insurance coverage;

•                  payment for an extensive annual medical exam conducted at UCLA Medical Center; and

•                  additional disability and life insurance policies available only to our senior executives.

The cumulative cost of the medical exam and the additional disability and life insurance is not expected to exceed $10,000 annually for any individual executive.

Mr. Monty J. Bennett’s targeted annual cash bonus range is 100% to 250% of his base salary.  Mr. Kessler’s targeted annual cash bonus range is 75% to 175% of his base salary.  Mr. Brooks’ targeted annual cash bonus range was 75% to 200% of his base salary.

2014 Incentive Plan

Our 2014 Incentive Plan provides for both equity and cash based incentive compensation and for the grant of incentive awards to employees, consultants and non-employee directors of our company and its affiliates.  The 2014 Incentive Plan is administered by the Compensation Committee of our Board of Directors.

Material Terms of Our 2014 Incentive Plan

Our 2014 Incentive Plan authorizes (i) a plan participant to purchase common stock of the Company for cash at a purchase price to be decided by the Compensation Committee, but not more than the fair market value per share of such common stock purchased on the date of such purchase, and (ii) the grant of:

•                  nonqualified stock options to purchase common stock;

•                  incentive options to purchase common stock;

•                  unrestricted stock;

•                  restricted stock;

•                  phantom stock;

•                  stock appreciation rights; and

•                  other stock or cash-based awards.

Shares Subject to Our 2014 Incentive Plan.  We initially reserved 420,000 shares of common stock for issuance under our 2014 Incentive Plan, which is the equivalent of approximately 15% of the sum of (i) the issued and outstanding shares of our common stock immediately following our spin-off from Ashford Trust in November 2014 and (ii) the shares of our common stock reserved for issuance pursuant to the deferred compensation obligations we assumed in connection with the spin-off. In the event the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities of the company by reason of a merger, consolidation, recapitalization, reclassification, stock split, stock dividend, combination of shares or the like, the aggregate number and class of securities available under our 2014 Incentive Plan will be ratably adjusted. In the event the number of shares to be delivered upon the exercise or payment of any award granted under the 2014 Incentive Plan is reduced for any reason whatsoever, including any optional forfeitures for the payment of taxes, or in the event any award granted under our 2014 Incentive Plan can no longer under any circumstances be exercised or paid, the number of shares no longer subject to such award will be released from such award and be available under the 2014 Incentive Plan for the grant of additional awards.

The 2014 Incentive Plan contains a provision pursuant to which there is an automatic increase of authorized shares on January 1 of each year equal to 15% of the sum of (i) the fully diluted share count as of January 1 of such year and (ii) the shares of common stock reserved for issuance under the company’s deferred compensation plan, less shares available under the 2014 Incentive Plan as of December 31 of the previous year. After application of this provision, as of January 1, 2018, we had 491,571 shares of our common stock, or securities convertible into 491,571 shares of our common stock available for issuance under our 2014 Incentive Plan.

Eligibility.  Under the 2014 Incentive Plan, we may grant awards to the employees, consultants and non-management directors of our company and its affiliates.  While we may grant incentive stock options only to employees of the company or its affiliates, we may grant nonqualified stock options, bonus stock, stock appreciation rights, stock awards and performance awards to any eligible participant.  We have approximately 104 employees and five non-management directors, all of whom are eligible to participate in the 2014 Incentive Plan.

Administration.  Our 2014 Incentive Plan is administered by the Compensation Committee of our Board of Directors.   With respect to any grant or award to any individual covered by Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) which is intended to be performance-based compensation, the Compensation Committee has consisted and continues to consists solely of two or more members of our Board of Directors, each of whom qualifies as a “non-management director” within the meaning of Section 16b-3 under the Exchange Act.

The Compensation Committee selects the participants who are granted any award, and employees, consultants and non-management directors of our company or our affiliates are eligible to receive awards under the 2014 Incentive Plan, except that only employees of our company are eligible to receive an award of an incentive stock option and only employees, consultants and non-management directors of our company are eligible to receive an award of a nonqualified stock option or stock appreciation right.

The 2014 Incentive Plan will terminate on the tenth anniversary of the date of approval by our stockholders, and no new awards may be granted after the termination date.  Awards made before the termination of our 2014 Incentive Plan will continue in accordance with their terms.

Non-Equity Incentive Plan Compensation Awards

Cash bonuses are set by the Compensation Committee based upon the achievement of strategic and financial objectives set at the beginning of the year by the Board and management. In 2017, the objectives included relative total stockholder return, earnings growth, new services and increased exposure to the investment and analyst communities. The Compensation Committee selected seven metrics, assigned weights to each and set performance targets for threshold, mid-point and maximum bonus levels, with interpolation for performance between the threshold, mid-point and maximum targets, as shown in the table below.

In 2017, the named executive officers met or exceeded the maximum performance target for all but one of the measures as shown in the table below. As a result, each executive earned a bonus for 2017 at a level equal to 94.6% of their maximum potential.

			Performance Range			2017 Performance
Performance Metric		Weights	Threshold	Mid-Point	Maximum	Result	Award
(1)	Relative Total Stockholder Return	25.0%	Rank 7 (of 9)	Rank 5	Rank 1 - 2	1st	Maximum
(2)	Adjusted Earnings per Share	15.0%	$2.46	$3.52	$4.58	$6.54	Maximum
(3)	Adjusted EBITDA	15.0%	$7.9M	$11.3M	$14.7M	$17.4M	Maximum
(4)	Sell-Side Analyst Coverage	7.5%	5 Media	8 Media OR 1 New Analyst	12 Media OR 2 New Analysts	40+ Media 1 New Analyst	Maximum
(5)	Investor & Analyst Meetings	7.5%	100	200	300	400+	Maximum
(6)	Add Service Businesses	15.0%	One	Two	Three	Three	Maximum
(7)	Assets Under Management	15.0%	$100M	$400M	$700M	$352M	Below Mid-Point
	Totals	100.0%

(1)         Relative Total Stockholder Return measures the total return for Ashford Inc. (price appreciation and dividends) against a group of peers, calculated from December 31, 2016 through December 31, 2017. The peer group includes: Altisource Asset Management, Ares Management, Fifth Street Asset Management, Kennedy-Wilson Holdings, Ladder Capital Corp., Och-Ziff Capital Management, Pzena Investment Management and RMR Group.

(2)         Adjusted Earnings Per Share mid-point target is based on the budgeted earnings before bonus awards that is agreed between management and the Board.

(3)         Adjusted EBITDA is Earnings Before Interest, Taxes, Depreciation and Amortization with the mid-point target set at the budget agreed between management and the Board.

(4)         Sell-Side Analysts provide investors with information and commentary about Ashford Inc.

(5)         Investor and Analyst Meetings give management the opportunity to explain Ashford Inc.’s strategy and to answer investor questions.

(6)         Service Businesses is Ashford Inc.’s addition of other services businesses if found to be accretive.

(7)         Assets Under Management represents new assets acquired by Braemar and Ashford Trust and is expressed in millions of dollars.

Tax Considerations

Section 162(m) of the Code limits the deductibility of compensation paid to certain of our executive officers. Prior to the recently enacted Tax Cut and Jobs Act (the “Tax Act”) Section 162(m) of the Code contained an exemption from such limit on the deductibility of compensation in excess of $1,000,000 to certain officers of companies with securities registered under Section 12 of the Exchange Act for certain performance-based compensation. To qualify for deductibility under Section 162(m) of the Code, compensation in excess of $1,000,000 paid to our named executive officers (other than our chief financial officer who was not subject to Section 162(m) of the Code prior to the Tax Act, but will be so after the Tax Act) during any fiscal year generally was required to be “performance-based” compensation as determined under Section 162(m) of the Code. Compensation generally qualified as performance-based if, among other requirements, was payable only upon the attainment of pre-established, objective performance goals based on performance criteria that had been approved by our stockholders, and the committee of our Board that established and certified the attainment of such goals consists only of “outside directors.” All members of our Compensation Committee have at all pertinent times qualified as outside directors for purposes of Section 162(m). The Tax Act amended Section 162(m) to eliminate the exemption from the limit on deductibility for performance-based income and to expand the officers covered by the limitation.

Our company is structured such that compensation is not paid and deducted by the corporation, but at the lower-level operating partnership, which also serves as the employer. The IRS has previously issued a private letter ruling holding that in the event that a publicly held corporation’s covered employees receive compensation from a partnership in which such corporation has an ownership interest for services performed to such partnership, Section 162(m) of the Code does not apply to either the partnership, for compensation paid to the covered employee, or to the corporation, for its share of income or loss from the partnership that includes compensation expenses for such services performance by the covered employee. Consistent with that ruling, we have taken a position that compensation expense paid and incurred at the operating partnership level is not subject to the Section 162(m) of the Code limit. As such, the Compensation Committee does not believe that it is necessary to meet the requirements of the performance-based compensation exception to Section 162(m) of the Code. As private letter rulings are applicable only for the taxpayer who obtains the ruling, and we have not obtained a private letter ruling addressing this issue, there can be no assurance that the IRS will not challenge our position that Section 162(m) of the Code does not apply to compensation paid at the operating partnership level.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives.

Deferred Compensation Plan

In 2007, Ashford Trust implemented a deferred compensation plan which allowed its executives and directors, at their election, to defer portions of their compensation. We assumed the plan in connection with the spin-off, and it was subsequently amended and restated. Mr. Monty Bennett is the only named executive officer that has participated in this plan. On the spin-off date, we assumed a liability of $16,956,712 in connection with Mr. Bennett’s portion of the deferred compensation plan. No additional compensation has been deferred under the amended and restated plan following the spin-off.

Pursuant to the terms of the amended and restated plan, Mr. Bennett elected to invest his deferred compensation amounts in our common stock. As a result of this election, we have agreed to issue Mr. Bennett 195,579 shares of our common stock to satisfy the assumed deferred compensation obligation, and such shares will be issued beginning when the applicable deferral periods expire. We became obligated to begin payment of the deferred compensation obligations (and issuance of shares of our common stock) to Mr. Bennett over a five-year period that will begin in 2020. Such shares will be issued in equal quarterly installments of 9,779 shares per installment beginning in the first quarter of 2020.

Prior to our assumption and amendment of the deferred compensation plan in November 2014, Ashford Trust paid deferred compensation plan participants who elected the company stock investment option dividend equivalents, which accrued as additional shares, if and to the extent Ashford Trust paid dividends on its common stock. Thereby, each executive who participated in the deferred compensation plan and elected the company stock investment option received his investment shares plus any related dividend equivalent shares at the time that distributions were made from the plan subject to applicable rules and limitations. After our assumption and amendment of the deferred compensation plan in November 2014, deferred compensation plan participants may elect our common stock as an investment option, and we will continue to make such dividend equivalent payments in shares of our common stock to the extent we pay dividends and deferred compensation plan participants elect common stock as the investment option.

Compensation Risk Assessment

The Compensation Committee has overall responsibility for overseeing the risks relating to our compensation policies and practices. The Committee uses its independent compensation consultant, Gressle & McGinley, to independently consider and analyze the extent, if any, to which our compensation policies and practices might create risks for the Company, as well as policies and practices that could mitigate any risks. After conducting this review in early 2018, the Compensation Committee has determined that none of our compensation policies and practices create any risks that are reasonably likely to have a material adverse effect on our Company.

Potential Payments Upon Termination of Employment or Change of Control

We have employment agreements with each of our executive officers, some of which were approved while the Company was a controlled subsidiary of Ashford Trust prior to the spin-off, and we assumed Ashford Trust’s existing deferred compensation plan. Under the terms of the employment agreements, each of our named executive officers is entitled to receive certain severance benefits after termination of employment. The amount and nature of these benefits vary depending on the circumstances under which employment terminates. The employment agreements provide for certain specified benefits during the entire term of the employment agreement.

Each of the employment agreements of our named executive officers provides that, if the executive’s employment is terminated as a result of death or disability of the executive; by us without cause (including non-renewal of the agreement by us); by the executive for “good reason”; or after a “change of control” (each as defined in the applicable employment agreement), the executive will be entitled to accrued and unpaid salary to the date of such termination, pay for unused vacation and any unpaid incentive bonus from the prior year plus the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

•                  a lump-sum cash severance payment (more fully described below);

•                  pro-rated payment of the incentive bonus for the year of termination, payable at the time incentive bonuses are paid to the remaining senior executives for the year in which the termination occurs;

•                  all restricted equity securities held by such executive will become fully vested; provided however, for all executives other than Messrs. Bennett and Kessler, if a change of control occurs and the executive’s employment is terminated by the executive without good reason, only unvested restricted equity securities awarded prior to September 13, 2017 will become fully vested and the unvested restricted equity securities awarded on or after September 13, 2017 will be forfeited; and

•                  health benefits for 36 months following the termination of employment of Messrs. Bennett and Kessler, or 24 months following the termination of employment of the other executives, and life and disability benefits for 36 months following the termination of employment of Messrs. Bennett and Kessler, or 24 months following the termination of employment of the other executives, in each case at the same level of benefit as in effect immediately preceding such termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer (other than a Remington affiliate for Mr. Bennett), payable by the Company over the period of coverage.

The lump sum severance payment payable upon termination of an executive’s employment agreement in any of the circumstances described above is calculated as the sum of such executive’s then-current annual base salary plus his average bonus over the prior three years, multiplied by a severance multiplier.  The severance multiplier is:

•                  one for all executives in the event of termination as a result of death or disability of the executive;

•                  two for all executives other than Messrs. Bennett and Kessler and three for Messrs. Bennett and Kessler in the event of and termination by us without cause (including non-renewal of the agreement) or termination by the executive for good reason;

•                  three for Messrs. Bennett and Kessler in the event of termination by the Company without cause or by the executive for any reason within one year following a change in control.

If an executive’s employment is terminated by the executive officer without “good reason” (as defined in the applicable employment agreement), the executive will be entitled to accrued and unpaid salary to the date of such termination and any unpaid incentive bonus from the prior year.  Additionally, the employment agreements for each of the executives includes non-compete provisions, and in the event the executive elects to end his employment with us without good reason, in exchange for the executive honoring his non-compete provisions, he will be entitled to the following additional payments:

•                  health benefits for the duration of the executive’s non-compete period following the executive’s termination of employment at the same level of benefit as in effect immediately preceding such termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer; and

•                  a non-compete payment equal to the sum of his then-current annual base salary plus average bonus over the prior three years, paid equally over the twelve-month period immediately following the executive’s termination.

If any named executive officer’s employment agreement is terminated by the Company for “cause” (as defined in the applicable employment agreement) the executive will be entitled solely to any accrued and unpaid salary to the date of such termination and any unpaid incentive bonus from the prior year.

Each of the employment agreements contain standard confidentiality, non-compete, non-solicitation and non-interference provisions.  The confidentiality provisions apply during the term of the employment agreement and for anytime thereafter.  The non-interference provisions apply during the term of the employment agreement.  The non-solicitation provisions apply during the term of the agreement, and for a period of one year following the termination of the executive.  The non-compete provisions apply during the term of the employment agreements and for a period of one year thereafter.  The non-compete provisions of Mr. Monty Bennett’s employment agreement specifically allow Mr. Bennett to engage in certain potentially competitive activities consistent with his positions at Remington and consistent with the mutual exclusivity agreement between Remington and the company.

Additionally, in the event of an executive’s termination for any reason, all deferred compensation amounts payable under our deferred compensation plan become due and payable in a single lump sum payment within 45 days of the termination date.

Mr. Brooks, a named executive officer of the Company, passed away on March 29, 2018. As a result, we expect to pay to Mr. Brooks’s estate a cash payment in accordance with the provisions of the employment agreement between Mr. Brooks and the Company discussed above. In addition, all equity awards granted to Mr. Brooks, including non-qualified stock options, vested immediately upon his passing.

Compensation of Directors

Each of our non-employee directors was paid an annual base retainer of $100,000 prior to August 2017, which retainer was increased to $150,000 effective August 2017.  Such retainer is payable 50% in cash and 50% in common stock of the Company. Effective August 2017, the Lead Director is paid an additional annual cash retainer of $25,000; the chairman of each of the Audit Committee and Compensation Committee are paid an additional annual cash retainer of $10,000; the chairman of the Nominating and Corporate Governance Committee is paid an additional annual cash retainer of $5,000; and each member of the Audit Committee other than the chairman are paid an additional annual cash retainer of $2,500. There are no additional fees paid for attending meetings. Our non-employee directors may also be eligible for additional cash retainers from time to time for their service on special committees. Officers receive no additional cash compensation for serving on the Board. All directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their services on the Board.

Our 2014 Incentive Plan provides for grants of stock to non-employee directors. On the date of the first meeting of the Board following each annual meeting of stockholders at which a non-employee director is initially elected or re-elected to the Board, each non-employee director receives a grant of shares of our common stock valued at 50%

of the director annual base retainer as of the date of grant. These stock grants are fully vested immediately. In accordance with this policy, we granted 946 shares of fully vested common stock to each of our non-employee directors on May 16, 2017. Our Co-President and Chief Executive Officer and our Chief Strategy Officer, who are both members of the Board, did not receive additional compensation for their services as directors.

Each of our non-employee directors must hold an amount of common stock having a value in excess of three times his or her annual Board retainer fee (excluding any portion of the retainer fee representing additional compensation for being a Committee chair). The following table summarizes the compensation paid by us to our non-employee directors for their services as director for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash (1)(2)	Stock Awards (3)	Total
Dinesh P. Chandiramani	$92,191	$50,034	$142,225
Darrell T. Hail	$142,066	$50,034	$192,100
Uno Immanivong(4)	$84,760	$50,034	$134,794
John Mauldin	$108,750	$50,034	$158,784
Gerald J. Reihsen, III(5)	$29,875	$—	$29,875
Brian Wheeler	$163,125	$50,034	$213,159

(1)         Includes $20,000, $42,500, $12,500, $12,500, $40,000 and $60,000 annual cash retainers paid to each of Ms. Immanivong and Messrs. Wheeler, Chandiramani, Reihsen, Mauldin and Hail, respectively, for their respective service on certain special committees in connection with the Transactions.

(2)         Includes a $30,000 cash retainer paid to Mr. Wheeler for his service as chair of a special committee formed in connection with certain potential transactions at Braemar, and $18,000 cash retainers paid to each of Messrs. Reihsen and Hail for their service as members on such special committee.

(3)         Paid in immediately vested common stock calculated based on the price of such stock as of the close of market on the date of grant.

(4)         Reflects compensation paid to Ms. Immanivong for her service on the Board from her election to the Board effective May 16, 2017 through December 31, 2017.

(5)         Reflects compensation paid to Mr. Reihsen for his service on the Board from January 1, 2017 through May 15, 2017.

Compensation Committee Interlocks and Insider Participation

During 2017, Messrs. Chandiramani, Hail and Wheeler, each of whom is an independent director, served on our Compensation Committee. None of these directors is or has ever been an officer or employee of our Company. None of our executive officers serves, or during 2017 served, as (i) a member of a Compensation Committee (or Board committee performing equivalent functions) of any entity, one of whose executive officers served as a director on the Board or as a member of our Compensation Committee, or (ii) a director of another entity, one of whose executive officers served or serves on our Compensation Committee.  No member of our Compensation Committee has or had in 2017 any relationship with the Company requiring disclosure as a related person transaction under Item 13 of this annual report on Form 10-K/A.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2018 regarding the ownership of our common stock by (i) each person who beneficially owns, directly or indirectly, more than 5% of our common stock, (ii) each of our directors, our chief executive officer and our two most highly compensated executive officers and (iii) all of our directors and executive officers as a group.

In accordance with SEC rules, each listed person’s beneficial ownership includes: (i) all shares the person owns beneficially; (ii) all shares over which the person has or shares voting or dispositive control (such as in the capacity of a general partner of an investment fund); and (iii) all shares the person has the right to acquire within 60 days.  Except otherwise indicated, each person or entity identified below has sole voting and investment power with respect to such securities.

As of March 31, 2018, we had an aggregate of 2,103,353 shares of common stock outstanding.  Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(6)
Monty J. Bennett	317,227	(2)(3)	14.4%
Dinesh P. Chandiramani	3,478		*
Darrell T. Hail	3,478		*
J. Robison Hays, III	40,077	(3)	1.9%
Uno Immanivong	946		*
John Mauldin	4,266		*
Brian Wheeler	3,478		*
David A. Brooks(4)	183,610	(3)	8.1%
Douglas A. Kessler	64,582	(3)	3.0%
Ashford Trust	598,163		28.4%
Braemar	194,880		9.3%
Raging Capital Management, LLC(5)	185,077		8.8%
All executive officers and directors as a group (12 persons)	736,927		29.4%

*                 Denotes less than 1.0%.

(1)         Ownership includes common units in Ashford LLC, our operating company.

(2)         This number excludes the Company’s obligation to issue common stock to Monty J. Bennett pursuant to the Company’s deferred compensation plan. As of March 31, 2018, the Company has reserved an aggregate of 195,579 shares of common stock for issuance to Monty J. Bennett, which are issuable periodically over a five-year period that will begin in 2020. This number includes securities held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Monty J. Bennett. Mr. Monty J. Bennett disclaims beneficial ownership in excess of his pecuniary interest in such securities.

(3)         This number includes shares of common stock issuable pursuant to vested stock options granted under our 2014 Incentive Plan as follows: Mr. Bennett — 95,000 shares; Mr. Hays — 30,000 shares; Mr. Brooks — 150,882 shares; Mr. Kessler — 35,000 shares.

(4)         Mr. Brooks passed away on March 29, 2018. We understand that, in accordance with applicable law, his shares are now owned by the Estate of David A. Brooks. Mr. Brooks was a named executive officer of the Company as of December 31, 2017 and, in accordance with the rules of the SEC, the shares owned by the Estate of David A. Brooks as of March 31, 2018 are included in this beneficial ownership table.

(5)         Based on information provided by Raging Capital Management, LLC, in Amendment No. 1 to the Schedule 13D filed with the Securities and Exchange Commission on April 20, 2018. Per its Schedule 13D/A, Raging Capital Management, LLC does not have sole voting power or sole dispositive power over any of such shares and has shared voting and dispositive power over all of such shares. The principal business address of Raging Capital Management, LLC is Ten Princeton Avenue, P.O. Box 228, Rocky Hill, New Jersey 08553.

(6)         As of March 31, 2018, there were outstanding and entitled to vote 2,103,353 shares of common stock. The total number of shares outstanding used in calculating the percentage for each person assumes that the common units and vested options held by such person are redeemed or exercised for common stock, but none of the common units or vested options held by other persons are redeemed or exercised for common stock.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This section of our annual report on Form 10-K/A describes certain relationships and related person transactions we have that could give rise to conflicts of interest.  A “related transaction” is any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, since the beginning of our last fiscal year or currently proposed, in which: (i) our Company was or is to be a participant, (ii) the amount involved exceeds $120,000, and (iii) any related person had or will have a direct or indirect material interest.

A “related person” means: (i) any director, director nominee or executive officer of the Company, (ii) any person known to the Company to be the beneficial owner of more than 5% of its outstanding voting stock at the time of the transaction, (iii) any immediate family member of either of the foregoing or (iv) a firm, corporation or other entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has at least a 10% equity interest.

Conflict of Interest Policies

We take conflicts of interest seriously and aim to ensure that transactions involving conflicts or potential conflicts are thoroughly examined and only approved by independent Board members.

Because we could be subject to various conflicts of interest arising from our relationships with Ashford Trust, Braemar, AIM, their respective affiliates and other parties, to mitigate any potential conflicts of interest, we have adopted a number of conflict of interest policies.  Our bylaws require that, at all times, a majority of the Board be independent directors and our Corporate Governance Guidelines require that two-thirds of the Board be independent directors at all times that we do not have an independent chairman.

Our Corporate Governance Guidelines also provide that all decisions related to our advisory agreements with Ashford Trust and Braemar, our mutual exclusivity agreement with Remington and certain agreements with Ashford Trust that we entered into pursuant to our spin-off from Ashford Trust in 2014 be approved by a majority of the independent directors, except as specifically provided otherwise in such agreements.

Finally, our directors also are subject to provisions of Maryland law that address transactions between Maryland corporations and our directors or other entities in which our directors have a material financial interest.  Such transactions may be voidable under Maryland law, unless certain safe harbors are met.  Our charter contains a requirement, consistent with one such safe harbor, that any transaction or agreement involving us, any of our wholly owned subsidiaries or our operating partnership and a director or officer or an affiliate or associate of any director or officer requires the approval of a majority of disinterested directors.

Advisory Agreements and Relationships with Ashford Trust and Braemar

We, through our operating subsidiary, Ashford LLC, advise Ashford Trust and Braemar in the management of their investments and day-to-day operations, subject to the supervision and oversight of the respective board of directors of such entities, pursuant to advisory agreements executed between Ashford LLC and each of Ashford Trust and Braemar.  We may also perform similar services for new or existing platforms created by us, Ashford Trust or Braemar.  We share many of the same executive officers with Ashford Trust and Braemar, and we all have one common director, Mr. Monty J. Bennett, our Chief Executive Officer and Chairman.

Advisory Agreement with Ashford Trust

Our advisory agreement with Ashford Trust has an initial 10-year term that expires on June 10, 2025 and is automatically renewed for successive five-year terms after its expiration unless terminated either by us or Ashford Trust, as applicable.  We are entitled to receive from Ashford Trust an annual base fee calculated as 0.70% or less of the total market capitalization of Ashford Trust, subject to a minimum quarterly fee.  We are also entitled to receive an incentive fee from Ashford Trust based on its out-performance, as measured by total annual stockholder return, as compared to Ashford Trust’s defined peer group.  For the year ended December 31, 2017, we earned a base fee of $34.7 million and an incentive fee of $1.8 million.

In addition, we are entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by us or our affiliates on behalf of Ashford Trust or in connection with the services provided by us pursuant to our advisory agreement with Ashford Trust, which includes Ashford Trust’s pro rata share of our office overhead and administrative expenses incurred in providing our duties under the advisory agreement.

The board of directors of Ashford Trust also has the authority to make annual equity awards to us or directly to our employees, officers, consultants and non-employee directors, based on the achievement by Ashford Trust of certain financial and other hurdles established by its boards of directors.  In March 2017, Ashford Trust awarded equity grants of its common stock, LTIP units, performance stock units, and performance LTIP units to our executives valued at approximately $13.1 million.  In April 2017, Ashford Trust awarded equity grants of its common stock and LTIP units valued at approximately $1.9 million to our non-executive employees.

We are also entitled to receive a termination fee from Ashford Trust under certain circumstances.

Advisory Agreement with Braemar

In connection with the amendment and restatement of our advisory agreement with Braemar, which amendment was approved by Braemar’s stockholders at its 2017 annual meeting of stockholders and effective as of June 9, 2017, we received a cash payment from Braemar of $5.0 million at the time the amended advisory agreement became effective. Our current advisory agreement with Braemar has an initial 10-year term that expires on January 24, 2027 and is subject to renewal by us for up to seven additional successive 10-year terms.

Generally, we are entitled to receive from Braemar an annual base fee fixed at 0.70% of the total market capitalization of Braemar, payable on a monthly basis. We are also entitled to receive an incentive fee from Braemar based on its out-performance, as measured by total annual stockholder return, as compared to Braemar’s peers. For the year ended December 31, 2017, we earned a base fee of $8.8 million and an incentive fee of $1.3 million from Braemar.

In addition, we are entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by us or our affiliates on behalf of Braemar or in connection with the services provided by us pursuant to our advisory agreement with Braemar, which includes Braemar’s pro rata share of our office overhead and administrative expenses incurred in providing our duties under the advisory agreement. For the year ended December 31, 2017, we received reimbursable overhead and internal audit, insurance claims and advisory fees of $2.1 million from Braemar.

The board of directors of Braemar also has the authority to make annual equity awards to us or directly to our employees, officers, consultants and non-employee directors, based on the achievement by Braemar of certain financial and other hurdles established by its boards of directors. In April 2017, Braemar awarded equity grants of its common stock, LTIP units, performance stock units, and performance LTIP units to our executives valued at approximately $5.4 million, and awarded equity grants of its common stock, LTIP units and/or performance stock units to our non-executive employees valued at approximately $0.5 million.

We are also entitled to receive a payment of $45 million, in addition to the termination fee from Braemar, in the event the advisory agreement is terminated prior to any net incremental growth in Braemar’s hotel portfolio. This amount may reduce ratably to zero over time based on such net incremental asset growth. We are also required to provide quarterly public disclosure of the incremental expenses of Ashford Inc. used to calculate the termination fee.

Service Providers

In accordance with our advisory agreements, we, or entities in which we have an interest, have a right to provide products or services to hotels owned by Ashford Trust and Braemar or their affiliates at market rates, provided such transactions are evaluated and approved by the independent directors of Ashford Trust and Braemar.  Our relationships with such product and service providers often results in preferred pricing, premium service, and other benefits for Ashford Trust and Braemar hotels.  We also anticipate that this arrangement will facilitate better long-term quality control and accountability.

If our independent directors request performance of services outside the scope of the advisory agreement, Ashford Trust and Braemar are obligated to pay for such services separately and in additional to the other fees charged by us under the applicable advisory agreement.

The table below sets forth entities in which we had an interest as of December 31, 2017 with which some of Ashford Trust’s hotels and Braemar’s hotels contracted for products and services, the approximate amounts paid or by or received from affiliates of Ashford Trust or Braemar for those services, our interests in such entities, and the number of board seats we are entitled to on such companies’ boards.

Company Name	Product or Service	Amounts Paid by/ (Received from) Ashford Trust for Product or Service in 2017	Amounts Paid by/(Received from) Braemar for Product or Service in 2017	Ashford Inc. Interest	Ashford Inc. Board Seats/ Board Seats Available
OpenKey, Inc.(1)	Mobile Key App	$60,000	$10,000	43.9%	1/3
PRE Opco, LLC(2)	“Allergy Friendly” Premium Rooms	$1,309,000	$45,000	70.0%	2/3
Lismore Capital, LLC(3)	Mortgage Placement Services	$913,000	$224,000	100.0%	N/A
J&S Audio Visual(4)	Commissions from Audio Visual Services	$(66,000)	$0	85.0%	2/3
AIM(5)	Cash Management Services	$1,976,000	$0	100.0%	N/A
Ashford Hospitality Advisors, LLC	Insurance Claims Services	$128, 321	$62,517	100.0%	N/A

(1)         On November 17, 2015, OpenKey, Inc. (“OpenKey”) issued a $3,000,000 convertible promissory note (the “OpenKey Note”), amending and restating a promissory note originally issued on July 9, 2014, to Ashford Lending Corporation (“Ashford Lending”), a subsidiary of Ashford Inc. On March 8, 2016, Ashford Lending and Ashford Hospitality Limited Partnership (“AHLP”), a subsidiary of Ashford Trust, entered into a Series A Preferred Stock Purchase Agreement with OpenKey (the “OpenKey Purchase Agreement”), pursuant to which Ashford Lending agreed to convert the OpenKey Note into 3,905,120 shares of OpenKey’s Voting Series A-1 Preferred Stock (the “A-1 Preferred”) (a price of approximately $0.81 per share of A-1 Preferred, including accrued interest), and AHLP subscribed for 1,240,540 shares of OpenKey’s Voting Series A Preferred Stock (the “A Preferred”) in exchange for approximately $2,000,000 (a price of approximately $1.61 per share of A Preferred). On October 4, 2016, AHLP purchased 199,605 additional shares of A Preferred, and Ashford Lending purchased 420,665 shares of A Preferred at a purchase price of approximately $1.61 per share. On March 2, 2017, AHLP purchased 402,969 additional shares of A Preferred, and Ashford Lending purchased 805,937 additional shares of A Preferred, at a purchase price of approximately $1.61 per share. On September 12, 2017, AHLP purchased 206,757 additional shares of A Preferred, and Ashford Lending purchased 413,513 additional shares of A Preferred, at a purchase price of approximately $1.61 per share. On January 1, 2018, Ashford Lending purchased 519,647 shares of OpenKey’s Class B common stock with consideration of 8,962 shares of common stock of Ashford Inc. On January 16, 2018, AHLP purchased 413,513 additional shares of A Preferred, and Ashford Lending purchased 827,027 shares of A Preferred, at a purchase price of approximately $1.61 per share. On March 28, 2018, Braemar Hospitality Limited Partnership purchased 1,240,541 shares of A Preferred at a purchase price of approximately $1.61 per share. In addition, Mr. Welter, our Co-President and Chief Operating Officer, has been issued 75,000 stock options pursuant to OpenKey’s 2015 stock plan, equating to an approximate 0.46% ownership in OpenKey. Pursuant to the Voting Agreement, dated as of March 8, 2016, Ashford Lending or its affiliates may designate one member of the Board of Directors of OpenKey, and the holders of a majority of the A Preferred not held by any affiliate of Ashford Inc. may appoint an additional director.

(2)         On April 6, 2017, a subsidiary of Ashford Inc. acquired substantially all of the assets and certain liabilities of PRE Opco, LLC, a New York limited liability company that provides “allergy friendly” premium room services to hotels and other venues, including to hotels owned by Ashford Trust, Braemar and their affiliates.

(3)         On June 13, 2017, Lismore Capital LLC, a wholly-owned subsidiary of the Company, was formed in order to offer mortgage placement services to affiliates of Ashford Trust and Braemar and third parties.

(4)         On November 1, 2017, a subsidiary of the Company acquired an 85% controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic. J&S Audio Visual provides integrated suites of audio visual services including show and event services, creative services and design and integration services to its customers in various venues including hotels owned by Ashford Trust, Braemar and their affiliates as well as hotels owned by third parties, and convention centers in the United States, Mexico, and the Dominican Republic.

(5)         Effective January 19, 2017, our subsidiary, Ashford Investment Management, LLC (“AIM”) entered into an agreement with a subsidiary of Ashford Trust, pursuant to which AIM manages all or a portion of Ashford Trust’s available cash. Ashford Trust reimburses us for the costs of implementing such cash management strategy which, since the strategy’s implementation, have totaled approximately $2.0 million. As of December 31, 2017, AIM managed approximately $204 million under this arrangement.

Our Relationship and Agreements with Remington

Mutual Exclusivity Agreement

Immediately prior to the completion of our spin-off from Ashford Trust in 2014, we entered into a mutual exclusivity agreement with Remington, pursuant to which we agreed to utilize Remington to provide property management, project management and development services for all hotels, if any, that we may acquire as well as all hotels that future companies advised by us may acquire, to the extent that we have the right, or control the right, to direct such matters, unless our independent directors either (i) unanimously vote not to utilize Remington for such services or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better. In exchange for our agreement to engage Remington for such services for all hotels, if any, that we may acquire as well as all hotels that future companies advised by us may acquire, Remington has agreed to grant to any such companies advised by us a right of first refusal to purchase any investments identified by Remington and any of its affiliates that meet the initial investment criteria of such entities, as identified in the advisory agreement between us and such entities, subject to any prior rights granted by Remington to other entities, including Ashford Trust, Braemar and us. The services that Remington provides under the mutual exclusivity agreement to Ashford Trust, Braemar and future companies advised by us includes (i) property management services, which consist of the day-to-day operations of hotels; (ii) project management services, which consist of construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing, freight management, installation and supervision of furniture, fixtures, and equipment, and related services; and (iii) development services, which consist of building hotel properties or constructing hotel improvements. In connection with the consummation of the Transactions contemplated by the Combination Agreement, we and Remington expect (a) to amend and restate the mutual exclusivity agreement such that we will still agree to use Remington to provide only all property management services (and not project management and development services) for all hotels, if any, that we may acquire in the future, as well as all hotels that future companies that we advise may acquire, to the extent that we have the right, or control the right, to direct such matters (subject to the same exceptions with respect to votes of our independent directors as are currently contained in the mutual exclusivity agreement) and (b) Remington and its affiliates will assign their rights under the mutual exclusivity agreement with respect to project management and development services to PM LLC.

Mr. Monty J. Bennett, our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer of Remington and, together with his father Mr. Archie Bennett, Jr. owns 100% of Remington, and, as a result, Mr. Monty J. Bennett will potentially benefit, directly or indirectly, from Remington’s receipt of property management fees, project management fees and development fees by Remington from such future companies that we advise, as well as any such fees payable by us if we acquire or develop hotels in the future. Currently, our business strategy does not contemplate the acquisition or development of hotels.

Remington-Related Transactions

On September 17, 2015, we entered into an acquisition agreement to acquire 80% of Remington. The acquisition was subject to customary closing conditions, including that the transaction must be approved by our stockholders. Our stockholders approved the transaction on April 12, 2016. Effective March 24, 2017, Remington and Ashford Inc. mutually agreed to terminate the acquisition agreement due to the failure of certain closing conditions to be fully satisfied.

On April 6, 2018, we entered into a combination agreement to acquire the project management business of Remington, as described in a proxy statement/prospectus filed by the Company on April 23, 2018. The transactions are subject to customary closing conditions, including that the transactions be approved by our stockholders to the extent required by applicable law or the terms of the Company’s listing on the NYSE American. We are submitting a proposal to approve the transactions by our stockholders at our 2018 Annual Meeting of Stockholders.

Board Member Independence

The Board determines the independence of our directors in accordance with Section 803A of the NYSE American LLC Company Guide and in accordance with our Corporate Governance Guidelines. The full text of Corporate Governance Guidelines can be found in the Investor Relations section of our website at www.ashfordinc.com by clicking “INVESTORS,” then “Corporate Governance,” then “Governance Documents,” and then “Corporate Governance Guidelines.” The NYSE American LLC Company Guide requires an affirmative determination by the Board that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In determining whether any director has a relationship with us that would impair independence, the Board reviewed both the NYSE American LLC Company Guide and our own Corporate Governance Guidelines.

Following deliberations, the Board has affirmatively determined that, with the exception of Mr. Monty J. Bennett, our Chief Executive Officer and Chairman, and Mr. J. Robison Hays, III, our Co-President and Chief Strategy Officer, each director of the Company is independent of the Company and its management under the standards set forth in our Corporate Governance Guidelines and the NYSE American LLC Company Guide.

In making the independence determinations with respect to our current directors, the Board examined all relationships between each of our directors or their affiliates and the Company or its affiliates, including those reported below under Item 13 in this annual report on Form 10-K/A and one additional relationship that did not rise to the level of a reportable related person transaction but were taken into consideration by the Board in making independence determinations. Mr. Wheeler’s wife owns a commercial printing company that is occasionally utilized by Ashford Inc., Ashford Trust and Braemar for printing needs. Total fees paid to this company by Ashford Inc., Ashford Trust and Braemar was $64,397, $95,614 and $83,319 in 2017, 2016 and 2015, respectively. The Board determined that these transactions did not impair the independence of the director involved. As a result of such analysis and independence determinations, the Board is comprised of a majority of independent directors, as required by Section 803A of the NYSE American LLC Company Guide. Any reference to an independent director herein means such director satisfies the independence criteria set forth in the NYSE American LLC Company Guide.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee is responsible for appointing, setting compensation, retaining and overseeing the work of our independent registered public accounting firm. Our Audit Committee pre-approves all audit and non-audit services provided to us by our independent registered public accounting firm. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee approved all fees paid to BDO USA, LLP since their appointment with no reliance placed on the de minimis exception established by the SEC for approving such services.

Auditor Fees

Services provided by BDO USA, LLP included the audits of our annual financial statements and the financial statements of our subsidiaries.  Services also included: the limited review of unaudited quarterly financial information; review and consultation regarding filings with the SEC and the Internal Revenue Service; and consultation on financial and tax accounting and reporting matters.  During the years ended December 31, 2017 and 2016, aggregate fees incurred related to our principal accountants, BDO USA, LLP, consisted of the following:

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Audit Fees	$564,367	$438,410
Audit-Related Fees	92,077	70,500
Tax Fees	—	—
All Other Fees	—	—
Total	$656,444	$508,910

“Audit Fees” include fees and related expenses for professional services rendered in connection with audits of our annual financial statements and the financial statements of our subsidiaries, reviews of our unaudited quarterly financial information, reporting on the effectiveness of our internal controls over financial reporting and reviews and consultation regarding financial accounting and reporting matters. This category also includes fees for services that generally only the auditor responsibly can provide, such as statutory audits, comfort letters, consents, and assistance with review of our filings with the SEC.

“Audit-Related Fees” include fees and related expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not Audit Fees.

“Tax Fees” include fees and related expenses billed for tax compliance services and federal and state tax advice and planning.

“All Other Fees” include fees and related expenses for products and services that are not Audit Fees, Audit-Related Fees or Tax Fees.

Our Audit Committee has considered all fees provided by the independent auditors to us and concluded this involvement is compatible with maintaining the auditors’ independence.

Representatives of BDO USA, LLP will be present at the Company’s 2018 annual meeting of stockholders, will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

PART IV

ITEM 15.              EXHIBITS.

(a)   Financial Statements

Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on March 12, 2018.

(b)   Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

* Filed herewith

(c)   Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHFORD INC.

Date: April 30, 2018	By:	/s/ Monty J. Bennett
Monty J. Bennett
Chief Executive Officer