Form 10-Q
period 2018-03-31
Ashford Inc.
filed 2018-05-09
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,103,353
(Class)	Outstanding at May 7, 2018

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,910	$36,480
Restricted cash	15,045	9,076
Accounts receivable, net	7,141	5,127
Due from Ashford Trust OP	11,376	13,346
Due from Braemar OP	96	1,738
Inventories	1,137	1,066
Prepaid expenses and other	2,971	2,913
Total current assets	72,676	69,746
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	23,259	21,154
Goodwill	13,103	12,947
Intangible assets, net	9,472	9,713
Other assets	587	750
Total assets	$119,597	$114,810
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$18,648	$20,451
Due to affiliates	3,999	4,272
Deferred income	342	459
Deferred compensation plan	320	311
Notes payable, net	1,736	1,751
Other liabilities	13,979	9,076
Total current liabilities	39,024	36,320
Accrued expenses	—	78
Deferred income	12,852	13,440
Deferred compensation plan	19,420	18,948
Notes payable, net	11,534	9,956
Total liabilities	82,830	78,742
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Redeemable noncontrolling interests	4,662	5,111
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,103,353 and 2,093,556 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	255,037	249,695
Accumulated deficit	(224,281)	(219,396)
Accumulated other comprehensive income (loss)	(232)	(135)
Total stockholders’ equity of the Company	30,545	30,185
Noncontrolling interests in consolidated entities	1,560	772
Total equity	32,105	30,957
Total liabilities and equity	$119,597	$114,810

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUE
Advisory services	$22,532	$12,431
Audio visual	23,310	—
Other	2,326	582
Total revenue	48,168	13,013
EXPENSES
Salaries and benefits	26,517	11,032
Cost of revenues for audio visual	16,587	—
Depreciation and amortization	1,040	468
General and administrative	6,295	3,649
Impairment	1,919	—
Other	846	—
Total expenses	53,204	15,149
OPERATING INCOME (LOSS)	(5,036)	(2,136)
Interest expense	(143)	—
Amortization of loan costs	(23)	—
Interest income	112	33
Dividend income	—	93
Unrealized gain (loss) on investments	—	125
Realized gain (loss) on investments	—	(200)
Other income (expense)	(39)	(8)
INCOME (LOSS) BEFORE INCOME TAXES	(5,129)	(2,093)
Income tax (expense) benefit	(706)	(630)
NET INCOME (LOSS)	(5,835)	(2,723)
(Income) loss from consolidated entities attributable to noncontrolling interests	173	(25)
Net (income) loss attributable to redeemable noncontrolling interests	(61)	363
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(5,723)	$(2,385)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(2.73)	$(1.18)
Weighted average common shares outstanding - basic	2,094	2,015
Diluted:
Net income (loss) attributable to common stockholders	$(2.84)	$(1.34)
Weighted average common shares outstanding - diluted	2,115	2,046
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
NET INCOME (LOSS)	$(5,835)	$(2,723)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(114)	—
COMPREHENSIVE INCOME (LOSS)	(5,949)	(2,723)
Comprehensive (income) loss attributable to noncontrolling interests	190	(25)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(61)	363
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(5,820)	$(2,385)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at January 1, 2018	2,094	$21	$249,695	$(219,396)	$(135)	$772	$30,957	$5,111
Equity-based compensation	—	—	3,789	—	—	8	3,797	—
Deferred compensation plan distribution	—	—	80	—	—	—	80	—
Employee advances	—	—	105	—	—	—	105	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	838	(838)
Contributions from noncontrolling interests	—	—	—	—	—	2,666	2,666	—
Reallocation of carrying value	—	—	530	—	—	(1,696)	(1,166)	1,166
Redemption value adjustment	—	—	—	838	—	—	838	(838)
Foreign currency translation adjustment	—	—	—	—	(97)	(17)	(114)	—
Net income (loss)	—	—	—	(5,723)	—	(173)	(5,896)	61
Balance at March 31, 2018	2,103	$21	$255,037	$(224,281)	$(232)	$1,560	$32,105	$4,662

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(5,835)	$(2,723)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,671	468
Change in fair value of deferred compensation plan	561	3,340
Equity-based compensation	3,797	2,272
Deferred tax expense (benefit)	—	(2,667)
Change in fair value of contingent consideration	213	—
Impairment	1,919	—
(Gain) loss on sale of furniture, fixtures and equipment	—	8
Amortization of loan costs	23	—
Realized and unrealized (gain) loss on investments, net	—	75
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(1,908)	6
Due from Ashford Trust OP	1,970	(408)
Due from Braemar OP	1,642	1,247
Inventories	(54)	—
Prepaid expenses and other	45	69
Other assets	(587)	—
Accounts payable and accrued expenses	(2,752)	4,647
Due to affiliates	(420)	86
Other liabilities	4,903	3,426
Deferred income	(759)	734
Net cash provided by (used in) operating activities	4,429	10,580
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(2,663)	(159)
Proceeds from disposal of furniture, fixtures and equipment, net	—	15
Acquisition of assets related to RED Hospitality and Leisure LLC	(1,220)	—
Net cash provided by (used in) investing activities	(3,883)	(144)
Cash Flows from Financing Activities
Payments on revolving credit facilities	(4,815)	—
Borrowings on revolving credit facilities	5,259	—
Proceeds from notes payable	1,350	—
Payments on notes payable and capital leases	(494)	—
Payments of loan costs	(15)	—
Purchases of common stock	—	(24)
Employee advances	105	742
Contributions from noncontrolling interest	2,666	650
Distributions to and redemptions by noncontrolling interests in consolidated entities	—	(52,375)
Net cash provided by (used in) financing activities	4,056	(51,007)
Effect of foreign exchange rate changes on cash and cash equivalents	(203)	—
Net change in cash, cash equivalents and restricted cash	4,399	(40,571)
Cash, cash equivalents and restricted cash at beginning of period	45,556	93,843
Cash, cash equivalents and restricted cash at end of period	$49,955	$53,272

	Three Months Ended March 31,
	2018	2017
Supplemental Cash Flow Information
Interest paid	$113	$—
Income taxes paid	143	5
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	80	112
Capital expenditures accrued but not paid	1,953	1,102
Accrued but unpaid redemption of AQUA U.S. Fund	—	2,696
Ashford Inc. common stock consideration for purchase of OpenKey shares	838	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$36,480	$84,091
Restricted cash at beginning of period	9,076	9,752
Cash, cash equivalents and restricted cash at beginning of period	$45,556	$93,843

Cash and cash equivalents at end of period	$34,910	$40,094
Restricted cash at end of period	15,045	13,178
Cash, cash equivalents and restricted cash at end of period	$49,955	$53,272
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Maryland corporation formed on April 2, 2014, that provides asset management, advisory and other products and services primarily to clients in the hospitality industry. Ashford Inc. currently provides asset management and advisory services to Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts Inc. (“Braemar”), formerly Ashford Hospitality Prime, Inc. Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar commenced operating in November 2013 and invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE American. As of March 31, 2018, Ashford Trust held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 28.4% ownership interest in Ashford Inc., and Braemar held approximately 195,000 shares, which represented an approximate 9.3% ownership interest in Ashford Inc.
Ashford Inc. conducts its advisory and asset management business through its operating subsidiary, Ashford Hospitality Advisors LLC (“Ashford LLC”), a Delaware limited liability company. We conduct our hospitality products and services business through an operating entity, Ashford Hospitality Services, LLC. We own most of our assets through Ashford LLC and Ashford Hospitality Services, LLC.
In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Braemar to conduct its respective business. We may also perform similar functions for new or additional platforms. We are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar.
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
On April 6, 2017, we acquired a 70% interest in Pure Rooms by issuing equity in our subsidiary, PRE Op Co LLC (“Pure Rooms”), with a fair value of $425,000 to the sellers and contributing $97,000 of cash. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. See note notes 2, 4, 10, 11 and 14 to our condensed consolidated financial statements.
On November 1, 2017, we acquired an 85% controlling interest in a privately held company that conducts the business of J&S Audio Visual in the United States, Mexico, and the Dominican Republic (“J&S”) for approximately $25.5 million. J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative services and design & integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic. See notes 2, 4, 10, 11 and 14 to our condensed consolidated financial statements.
On January 2, 2018, the Company granted 8,962 shares of restricted common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding membership interests in OpenKey, Inc. The restricted common stock was granted pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder and vests three years from the grant date.
On January 16, 2018, the Company closed on the acquisition of certain assets related to RED Hospitality & Leisure LLC ("RED") for $970,000 cash, comprised of a $750,000 deposit paid on December 11, 2017, which was reflected on our consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. On March 23, 2018, the RED operating subsidiary acquired additional assets for $1.0 million. The Company owns an 80% interest in RED, a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The accompanying condensed consolidated financial statements reflect the operations of our advisory and asset management business, hospitality products and services business, and entities that we consolidate. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation and Combination—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2017 Annual Report on Form 10-K filed with the SEC on March 12, 2018.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about our noncontrolling interests, including those related to consolidated VIEs, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Ashford LLC	J&S (3)	OpenKey(4)	Pure Rooms (5)	RED (6)
Ashford Inc. ownership interest(9)	99.80%	85.00%	45.61%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.20%	15.00%	29.65%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$396	$2,877	$1,389	n/a	n/a
Redemption value adjustment, year-to-date	23	—	(861)	n/a	n/a
Redemption value adjustment, cumulative	381	—	1,160	n/a	n/a
Carrying value of noncontrolling interests	—	433	949	171	7
Assets, available only to settle subsidiary's obligations (7)	n/a	40,905	4,415	1,654	2,472
Liabilities, no recourse to Ashford Inc.(8)	n/a	23,712	758	1,558	828
Notes payable, no recourse to Ashford Inc.(8)	n/a	10,492	—	160	750
Revolving credit facility, no recourse to Ashford Inc.(8)	n/a	1,226	—	100	15

	December 31, 2017
	Ashford LLC	J&S (3)	OpenKey(4)	Pure Rooms (5)	RED (6)
Ashford Inc. ownership interest(9)	99.80%	85.00%	43.90%	70.00%	—%
Redeemable noncontrolling interests(1) (2)	0.20%	15.00%	39.59%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	16.51%	30.00%	—%
	100.00%	100.00%	100.00%	100.00%	—%

Carrying value of redeemable noncontrolling interests	$385	$2,522	$2,204	n/a	n/a
Redemption value adjustment, year-to-date	224	—	1,046	n/a	n/a
Redemption value adjustment, cumulative	358	—	2,021	n/a	n/a
Carrying value of noncontrolling interests	—	439	128	205	—
Assets, available only to settle subsidiary's obligations (7)	n/a	36,951	1,403	1,865	—
Liabilities, no recourse to Ashford Inc.(8)	n/a	21,821	889	1,652	—
Notes payable, no recourse to Ashford Inc.(8)	n/a	9,917	—	220	—
Revolving credit facility, no recourse to Ashford Inc.(8)	n/a	814	—	100	—
________
(1) Redeemable noncontrolling interests are included in the “mezzanine” section of our condensed consolidated balance sheets as they may be redeemed by the holder for cash or registered shares in certain circumstances outside of the Company’s control. The carrying value of the noncontrolling interests is based on the greater of the accumulated historical cost or the redemption value.
(2) Redeemable noncontrolling interests in Ashford Holdings represent the members’ proportionate share of equity in earnings/losses of Ashford Holdings or Ashford LLC as applicable and net income/loss attributable to the common unit holders is allocated based on the weighted average ownership percentage of these members’ interest.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3) Represents ownership interests in J&S, which we consolidate under the voting interest model. J&S provides audio visual products and services in the hospitality industry. See also notes 1, 10 and 11.
(4) Represents ownership interests in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. See also notes 1, 10 and 11.
(5) Represents ownership interests in Pure Rooms, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Rooms provides “allergy friendly” premium rooms in the hospitality industry. See also notes 1, 10 and 11.
(6) Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. RED is a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. See also notes 1, 10 and 11.
(7) Total assets primarily consisted of cash and cash equivalents and other assets that can only be used to settle the subsidiaries obligations.
(8) Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of debt held by RED, for which the creditor has recourse to Ashford Inc.
(9) For certain of our investments we are provided a preferred return which is accounted for in our income allocation based on the applicable partnership agreement.
In addition to the consolidated entity information above, noncontrolling interests in consolidated entities included a noncontrolling ownership interest in AIM Performance Holdco LP (“AIM”) of 40% as of March 31, 2018 and December 31, 2017.
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
We held an investment in an unconsolidated entity with a carrying value of $500,000 at both March 31, 2018 and December 31, 2017. No impairment of the investment was recorded during the three months ended March 31, 2018 or 2017.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impairment of Furniture, Fixtures and Equipment—Furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded impairment charges of $1.9 million for the three months ended March 31, 2018. The impairment was recognized upon determination that a portion of the software will not be placed into service. No impairment charges were recorded for furniture, fixtures and equipment for the three months ended March 31, 2017.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of J&S. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. We determine fair value based on discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. No indicators of impairment were identified during our most recent annual test or as of March 31, 2018.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships resulting from our acquisition of J&S and Pure Rooms. These assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of March 31, 2018.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Salaries and benefits includes expense for equity grants of Ashford Trust and Braemar common stock and performance-based Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See further discussion in notes 2 and 13 to our condensed consolidated financial statements.
Depreciation and Amortization—Our furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Furniture and equipment are depreciated using the straight-line method over lives ranging from 3 to 7.5 years and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. Definite-lived intangible assets, which include customer relationships resulting from our acquisitions of J&S and Pure Rooms, are amortized using the straight-line method over the estimated useful lives of the assets. See note 4.
Equity-Based Compensation—We adopted an equity incentive plan that provides for the grant of restricted or unrestricted shares of our common stock, options to purchase our common stock and other share awards, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. The amount of the expense may be subject to adjustment in future

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

periods depending on the specific characteristics of the equity-based award and the application of the accounting guidance. Options to purchase common stock granted to other non-employees are accounted for at fair value based on the market price of the options at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “general and administrative,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “salaries and benefits,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
Other Comprehensive Income (Loss)—Comprehensive loss for the three months ended March 31, 2018, consists of net loss and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the J&S operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive loss is presented on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. There were no sources of other comprehensive income (loss) for the three months ended March 31, 2017.
Due to Affiliates—Due to affiliates represents current payables resulting from general and administrative expense, furniture, fixtures and equipment reimbursements, and contingent consideration. Due to affiliates is generally settled within a period not exceeding one year.
Recently Adopted Accounting Standards—In May 2014, the FASB issued ASU 2014-09, also referred to as “ASC 606” Revenue from Contracts with Customers. The core principle of the guidance is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. ASC 606 also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
Effective January 1, 2018, we adopted the new standard using the modified retrospective approach. Based on our assessment, adoption of the new guidance did not require a cumulative-effect adjustment to the opening retained earnings on January 1, 2018. We expect the new standard’s impact on net income will be immaterial on an ongoing annual basis; however, the Company does anticipate that the new standard will have an impact on its revenues in interim periods due to timing. The primary impact of adopting the new standard relates to the timing of recognition of incentive advisory fees, which are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company will no longer record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The Company expects that this could impact its revenues in future interim periods, but we are unable to estimate the impact because future incentive advisory fees are calculated based on future changes in total stockholder return of our REIT clients compared to the total stockholder return of their respective peer group. We do not expect any material changes in revenue recognition for audio visual, investment management reimbursements, debt placement fees, claims management services revenue, lease revenue or other services revenue. See note 3 for additional information regarding our adoption of ASC 606.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. In February 2018, the FASB issued ASU 2018-03, as technical corrections and improvements to amend and clarify certain aspects of the guidance issued in ASU 2016-01. We have adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. See “Unconsolidated VIEs” above in note 2.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. We have adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. We have adopted this standard effective January 1, 2018.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases as well as for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements, with certain practical expedients available. The accounting for leases where we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact ASU 2016-02 will have on our condensed consolidated financial statements, we expect the primary impact to our condensed consolidated financial statements upon adoption will be the recognition, on a discounted basis, of any future minimum rentals due under noncancelable leases on our condensed consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the condensed consolidated financial statements and related disclosures.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Revenues
On January 1, 2018, we adopted ASC 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our condensed consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605-Revenue Recognition.
Revenue Recognition—Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the quarterly base fee ranges from 0.70% to 0.50% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. The Braemar base fee is fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Reimbursements for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are recognized when services have been rendered. We record advisory revenue for equity grants of Ashford Trust and Braemar common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.”
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Historically, during the incentive advisory fee measurement period (i.e. the first year of each three year period), incentive advisory fees have been accrued (or reversed) quarterly based on the amount that would be due pursuant to the applicable advisory agreements as of the interim balance sheet date. The second and third year installments of incentive advisory fees have been recognized as revenue on a pro-rata basis each quarter for the amounts determined in the first year measurement period, subject to the December 31 FCCR Condition each year. Effective with our January 1, 2018 adoption of ASC 606, we will no longer record the first year's installment of incentive advisory fee revenue in interim periods prior to the fourth quarter. Prior to measurement in the fourth quarter of each year, our first year installment of incentive advisory fees are subject to significant fluctuation (i.e. based on annual total stockholder returns) and are contingent on a future event during the measurement period (e.g. meeting the FCCR Condition). Accordingly, incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter as such amounts are not subject to significant reversal.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the condensed consolidated statement of operations for the three months ended March 31, 2018, as a result of the change in the timing of revenue recognition of incentive advisory fees during interim periods prior to the fourth quarter of the year in which the incentive fee is measured (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Advisory services revenue:
Base advisory fee	$10,711	$10,711	$—
Incentive advisory fee	452	809	(357)
Reimbursable expenses	1,949	1,949	—
Non-cash stock/unit-based compensation	9,292	9,292	—
Other advisory revenue	128	128	—
Total advisory services revenue	22,532	22,889	(357)

Audio visual	23,310	23,310	—
Other	2,326	2,326	—
Total revenue	$48,168	$48,525	$(357)
Audio Visual Revenue
Audio visual revenue primarily consists of revenue generated within our J&S segment by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. We also evaluate whether it is appropriate to present (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue, or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are generally subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of equipment, amortization of signing bonuses, as well as other costs such as supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal.
Other Revenue
Debt placement fees are reported within our REIT Advisory segment and include revenues earned through provision of debt placement services by Lismore Capital, our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed.
Certain of our consolidated entities enter into contracts with customers that contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our consolidated entities’ overall pricing objectives taking into consideration market conditions and other factors, including the customer and the nature and value of the performance obligations within the applicable contracts.
Deferred Revenue and Contract Balances
Deferred revenue primarily consists of customer billings in advance of revenues being recognized from our advisory agreements and other hospitality products and services contracts. Generally, deferred revenue that could result in a cash payment within the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The increase in the deferred revenue balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.
For the three months ended March 31, 2018, we recognized $2.7 million of revenues that were included in deferred revenue at the beginning of the period, including (a) $346,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, and (b) $2.4 million of “Other services” revenue earned by our hospitality products and services companies.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at March 31, 2018.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $7.1 million and $5.1 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $11.4 million and $13.3 million in “due from Ashford Trust OP”, and $96,000 and $1.7 million included in “due from Braemar OP” related to REIT advisory services at March 31, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2018.
The following table presents revenue by reporting segment and geography for the three months ended March 31, 2018 and 2017 (in thousands). See note 16 for more information about our segment reporting.

	Three Months Ended March 31, 2018
	REIT Advisory	J&S	OpenKey	Corporate and Other (2)	Ashford Inc. Consolidated
United States	$23,653	$15,952	$319	$886	$40,810
Mexico	—	5,460	—	—	5,460
All other countries	—	1,898	—	—	1,898
	$23,653	$23,310	$319	$886	$48,168

	Three Months Ended March 31, 2017 (1)
	REIT Advisory	J&S	OpenKey	Corporate and Other (2)	Ashford Inc. Consolidated
United States	$12,988	$—	$25	$—	$13,013
Mexico	—	—	—	—	—
All other countries	—	—	—	—	—
	$12,988	$—	$25	$—	$13,013
__________________
(1) Prior period amounts were not adjusted for the adoption of the new revenue recognition guidance under ASC 606.
(2) Represents Pure Rooms and RED.
4. Acquisitions
J&S
On November 1, 2017, we completed the acquisition of an 85% controlling interest in J&S Audio Visual Communications, Inc., J&S Audiovisual Mexico, S. de R.L. de C.V. and J&S Audio Visual Dominican Republic, L.P., collectively referred to as "J&S." J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Cash	$9,176
Term loan	10,000
Fair value of Ashford Inc. common stock	5,063
Fair value of contingent consideration	1,196
Purchase price consideration	25,435
Fair value of redeemable noncontrolling interest	2,724
Fair value of noncontrolling interest	324
Total fair value of purchase price	$28,483

	Fair Value	Estimated Useful Life
Current assets including cash	$6,564
Furniture, fixtures and equipment	9,020	5 years
Goodwill	12,321
Trademarks	3,201
Customer relationships	6,519	7 years
Other assets	129
Total assets acquired	37,754
Current liabilities	7,080
Notes payable, current	445
Deferred income	1,213
Note payable, non-current	533
Total assumed liabilities	9,271
Net assets acquired	$28,483

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We expect approximately $9.9 million of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding J&S’ operations through our relationships with Ashford Trust and Braemar.
Results of J&S
The results of operations of J&S have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the three months ended March 31, 2018, included total revenue of $23.3 million and net income of $2.1 million from J&S. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”
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
Per the LLC Agreement, the Series A Units are voting units and have the voting rights set forth in the Contribution Agreement but do not have management participation rights. The Series B-1 Units and Series B-2 Units are non-voting units and do not have voting or management participation rights. The distribution waterfall provides seniority as follows: Series B-1, Series B-2, and then Series A. There is no coupon or other preference associated with the Series B-1 and B-2 unit classes. On August 29, 2017, the Series B-1 unit holders redeemed their Series B-1 units for $200,000.
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

The fair value of the equity consideration of $425,000 was allocated as follows (in thousands):

	Fair Value	Estimated Useful Life
Cash	$129
Furniture, fixtures and equipment	170	3 years
Customer relationships	175	5 years
Goodwill	782
Total assets acquired	1,256
Line of credit	100
Note payable	375
Other assumed liabilities, net	356
Total assumed liabilities	831
Net assets acquired	$425
We expect approximately $547,000 of the goodwill balance to be deductible for income tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Pure Rooms’ operations through our relationships with Ashford Trust and Braemar.
Results of Pure Rooms
The results of operations of Pure Rooms have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the three months ended March 31, 2018, included total revenue of $630,000 and a net loss of $90,000 from Pure Rooms. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the J&S and Pure Rooms acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2017, and the removal of $304,000 of transaction costs directly attributable to the acquisitions for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenue	$48,168	$33,101
Net income (loss)	(5,835)	(1,237)
Net income (loss) attributable to the Company	(5,723)	(1,233)
Pro forma income (loss) per share:
Basic	$(2.73)	$(0.59)
Diluted	$(2.84)	$(0.75)
Pro forma weighted average common shares outstanding (in thousands):
Basic	2,094	2,085
Diluted	2,115	2,120
The acquisition of certain assets related to RED was treated as an acquisition of property and equipment so the pro forma results of operations of RED are not included above.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the three months ended March 31, 2018, are as follows (in thousands):

	J&S	Corporate and Other	Consolidated
Balance at January 1, 2018	$12,165	$782	$12,947
Changes in goodwill:
Additions	—	—	—
Adjustments	156	—	156
Balance at March 31, 2018	$12,321	$782	$13,103
Intangible assets, net as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Pure Rooms customer relationships	$175	$(35)	$140	$175	$(26)	$149
J&S customer relationships	6,519	(388)	6,131	6,519	(156)	6,363
	$6,694	$(423)	$6,271	$6,694	$(182)	$6,512

Indefinite-lived intangible assets:
J&S trademarks	$3,201			$3,201
	$3,201			$3,201
Amortization expense for definite-lived intangible assets was $241,000 for the three months ended March 31, 2018. Customer relationships for Pure Rooms and J&S were assigned a useful life of 5 years and 7 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable, net consisted of the following (in thousands):

Indebtedness	Subsidiary	Maturity	Interest Rate	March 31, 2018	December 31, 2017
Senior revolving credit facility	Ashford Inc.	March 1, 2021	Base Rate(3) + 2.00% to 2.50% or LIBOR(4) + 3.00% to 3.50%	$—	$—
Term loan	J&S	November 1, 2022	One-Month LIBOR(2) + 3.25%	9,667	9,917
Revolving credit facility	J&S	November 1, 2022	One-Month LIBOR(2) + 3.25%	1,226	814
Capital lease obligations	J&S	Various	Various - fixed	770	896
Equipment note	J&S	November 1, 2022	One-Month LIBOR(2) + 3.25%	825	—
Term Loan	J&S	November 1, 2022	One-Month LIBOR(2) + 3.25%	—	—
Revolving credit facility	OpenKey	October 31, 2018	Prime Rate(1) + 2.75%	—	—
Term loan	Pure Rooms	October 1, 2018	5.00%	160	220
Revolving credit facility	Pure Rooms	On demand	Prime Rate(1) + 1.00%	100	100
Term loan	RED	April 5, 2025	Prime Rate(1) + 1.75%	750	—
Revolving credit facility	RED	March 5, 2019	Prime Rate(1) + 1.75%	15	—
Total notes payable				13,513	11,947
Less deferred loan costs, net				(243)	(240)
Total notes payable less net deferred loan costs				13,270	11,707
Less current portion				(1,736)	(1,751)
				$11,534	$9,956
__________________

(1)	Prime Rate was 4.75% and 4.50% at March 31, 2018 and December 31, 2017, respectively.

(2)	The one-month LIBOR rate was 1.88% and 1.56% at March 31, 2018 and December 31, 2017, respectively.

(3)	Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(4)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan is held in an escrow account, which is included in our condensed consolidated balance sheet within “other assets” as of March 31, 2018. During the three months ended March 31, 2018, $15,000 was drawn on the revolving credit facility. As of March 31, 2018, $235,000 of credit was available under the revolving credit facility.
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate size of $75 million. At March 31, 2018, there were no outstanding borrowings under the facility.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $218,000 and $226,000, respectively, are included as a reduction to “Notes payable, net” on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, $1.0 million of the term loan was recorded in current portion of notes payable, net. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at March 31, 2018 and December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the three months ended March 31, 2018, $5.2 million was drawn and approximately $4.8 million of payments were made on the revolving credit facility. As of March 31, 2018 and December 31, 2017, approximately $1.8 million and $2.2 million of credit, respectively, was available under the revolving c

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

redit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. Our J&S operating subsidiary is currently in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the three months ended March 31, 2018, $825,000 was drawn on the equipment note and no amounts were drawn on the term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our operating subsidiary.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement for a line of credit in the amount of $1.5 million. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which is amortized over the term of the line of credit.
On April 6, 2017, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.00% per annum with a stated maturity date of October 1, 2018. The line of credit has a variable interest rate of Prime Rate plus 1.00%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our condensed consolidated balance sheets.
7. Fair Value Measurements
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Liabilities
Contingent consideration	$—	$—	$(2,475)	$(2,475)	(1)
Deferred compensation plan	(19,740)	—	—	(19,740)
Total	$(19,740)	$—	$(2,475)	$(22,215)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Liabilities
Contingent consideration	—	—	(2,262)	(2,262)	(1)
Deferred compensation plan	(19,259)	—	—	(19,259)
Total	$(19,259)	$—	$(2,262)	$(21,521)
__________________
(1) Reported as “due to affiliates” in the condensed consolidated balance sheets.
The following table presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2017	$(2,262)
Acquisitions	—
Gains (losses) included in earnings (2)	(213)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at March 31, 2018	$(2,475)
__________________
(1) Includes Ashford Inc.’s contingent consideration associated with the acquisition of J&S, which is carried at fair value in the condensed consolidated balance sheet within “Due to Affiliates”. The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant inputs in the Level 3 measurement of the contingent consideration include the timing and amount of the ultimate payout based on our estimate of J&S operating performance during the earn-out period, calculated in accordance with the applicable agreement, and the risk adjusted discount rate used to discount the future payment.
(2) Reported as “other” operating expense in the condensed consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018		2017
Assets
Options on futures contracts	$—		$(75)
Total	—		(75)
Liabilities
Contingent consideration	(213)		—
Deferred compensation plan	(561)		(3,340)
Total	(774)		(3,340)
Net	$(774)		$(3,415)
Total combined
Unrealized gain (loss) on investments	$—		$125	(1)
Realized gain (loss) on investments	—		(200)
Contingent consideration	(213)	(2)	—
Deferred compensation plan	(561)	(3)	(3,340)	(3)
Net	$(774)		$(3,415)
________

(1)
Includes unrealized gain associated with investments in unconsolidated entities and reported as “unrealized gain (loss) on investment in unconsolidated entity” in the condensed consolidated statement of operations.

(2)	Represents the accretion of contingent consideration associated with the acquisition of J&S. Reported as a component of other operating expense in the condensed consolidated statements of operations.

(3)	Reported as a component of salaries and benefits in the condensed consolidated statements of operations.

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

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$19,740	$19,740	$19,259	$19,259
Contingent consideration	2,475	2,475	2,262	2,262
Financial assets not measured at fair value:
Cash and cash equivalents	$34,910	$34,910	$36,480	$36,480
Restricted cash	15,045	15,045	9,076	9,076
Accounts receivable, net	7,141	7,141	5,127	5,127
Due from Ashford Trust OP	11,376	11,376	13,346	13,346
Due from Braemar OP	96	96	1,738	1,738
Investments in unconsolidated entities	500	500	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$18,648	$18,648	$20,529	$20,529
Due to affiliates	3,999	3,999	4,272	4,272
Other liabilities	13,979	13,979	9,076	9,076
Notes payable	13,513	13,613	11,947	12,040
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.
Contingent consideration. The liability associated with the acquisition of J&S is carried at fair value based on the terms of the acquisition agreement and any changes to fair value are recorded in “other” operating expenses in the condensed consolidated statements of operations.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from Ashford Trust OP, due from Braemar OP, accounts payable and accrued expenses, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Investments in unconsolidated entities. The carrying value of the asset resulting from investment in unconsolidated entities approximates fair value based on recent observable transactions. This is considered a level 2 valuation technique.
Notes payable. The carrying value of notes payable was $13.5 million and $11.9 million at March 31, 2018 and December 31, 2017, respectively. The estimated fair value at March 31, 2018 and December 31, 2017 was approximately $13.6 million and $12.0 million, respectively. The fair value is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Commitments and Contingencies
Litigation—On December 11, 2015, a purported stockholder class action and derivative complaint challenging the previously proposed but not completed 2015 Remington acquisition was filed in the Court of Chancery of the State of Delaware and styled as Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's Board of Directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders in connection with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s Board of Directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case in the second quarter of 2017. Accordingly, this amount was recorded within “general and administrative” expenses on our condensed consolidated statements of operations for the year ended December 31, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported stockholder of Braemar, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Braemar board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Braemar is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Braemar by negotiating and approving the termination fee provision set forth in Braemar’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Braemar board of directors committed corporate waste in connection with Braemar’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. On February 5, 2018, the court denied the plaintiff’s fee petition. The plaintiff did not appeal the denial of the fee petition and the case is resolved.
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

10. Equity
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended March 31,
	2018	2017
(Income) loss allocated to noncontrolling interests:
J&S	$(11)	$—
OpenKey	156	121
Pure Rooms	35	—
RED	(7)	—
Other (1)	—	(146)
Total net (income) loss allocated to noncontrolling interests	$173	$(25)
________

(1)	Represents noncontrolling interests primarily in the AQUA Fund, which was fully dissolved as of December 31, 2017.
11. Mezzanine Equity
Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. As described below, our mezzanine equity includes redeemable noncontrolling interests in Ashford Holdings as well as subsidiary common stock. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands). See note 2 to our condensed consolidated financial statements for tables summarizing the redeemable noncontrolling ownership interests and carrying values:

	Three Months Ended March 31,
	2018	2017
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings (1)	$12	$4
J&S	(355)	—
OpenKey	282	359
Total net (income) loss allocated to redeemable noncontrolling interests	$(61)	$363
________

(1)	Represents the 0.2% interest in Ashford LLC prior to the legal restructuring of our organizational structure on April 6, 2017 and 0.2% interest in Ashford Holdings thereafter.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three months ended March 31, 2018 and 2017 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2018	2017
Equity-based compensation
Stock option amortization (1)	$3,757	$1,599
Director and other non-employee equity grants expense (2)	40	—
Pre-spin equity grants expense (3)	—	673
Total equity-based compensation	$3,797	$2,272

Other equity-based compensation
REIT equity-based compensation (4)	$9,292	$(1,283)
	$13,089	$989
________
(1) As of March 31, 2018, the Company had approximately $17.0 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years. During the three months ended March 31, 2018, we recorded approximately $2.5 million of equity-based compensation expense related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018. Additionally, during the three months ended March 31, 2018 and 2017, stock option amortization included $8,000 and $4,000, respectively, of amortization related to OpenKey stock options issued under OpenKey’s stock plan.
(2) Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Options to purchase common stock granted to other non-employees are recorded at fair value based on the market price of the options at period end. The recorded expense, included in “general and administrative,” is equal to the fair value of the award in proportion to the requisite service period satisfied during the period. See “Equity-based Compensation” in note 2.
(3) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date.
(4) REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. During the three months ended March 31, 2018, REIT equity-based compensation included $6.7 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018. See notes 2 and 14.
13. Deferred Compensation Plan
We administer a non-qualified deferred compensation plan (“DCP”) for certain executive officers. The plan allowed participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive income (loss).

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Change in fair value
Unrealized gain (loss)	$(561)	$(3,340)

Distributions
Fair value (1)	$80	$112
Shares (1)	—	2
________
(1) Distributions made to one participant.
As of March 31, 2018 and December 31, 2017 the carrying value of the DCP liability was $19.7 million and $19.3 million, respectively.
14. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
We are a party to an amended and restated advisory agreement with Ashford Trust OP. The quarterly base fee is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2018, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Three Months Ended March 31,
	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$8,604	$8,824
Reimbursable expenses (1)	1,529	1,567
Equity-based compensation (2)	6,745	402
Incentive advisory fee (3)	452	452
Total advisory services revenue	17,330	11,245

Other revenue
Investment management reimbursements (4)	182	417
Debt placement fees (5)	632	—
Claim management services (6)	18	—
Lease revenue (7)	168	56
Other services (8)	300	9
Total other revenue	1,300	482

Total revenue	$18,630	$11,727

REVENUE BY SEGMENT (9)
REIT advisory	$18,330	$11,718
J&S (10)	—	—
OpenKey	24	9
Corporate and other	276	—
Total revenue	$18,630	$11,727

COST OF REVENUES
Cost of audio visual revenues (10)	$354	$—
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended March 31, 2018 and 2017, we recognized $202,000 and $51,000, respectively, of deferred income from reimbursable expenses related to software implementation costs.

(2)
Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the three months ended March 31, 2018, equity-based compensation revenue from Ashford Trust included $4.5 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018.

(3)
Incentive advisory fee for the three months ended March 31, 2018, includes the pro-rata portion of the third year installment of the 2016 incentive advisory fee, which is due in January 2019, and for the three months ended March 31, 2017, includes the pro-rata portion of the second year installment of the 2016 incentive advisory fee, which was paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Ashford Trust advisory agreement. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2015 measurement periods. See note 3.

(4)
Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(5)	Debt placement fees include revenues earned through provision of debt placement services by Lismore Capital, our wholly-owned subsidiary.

(6)	Claims management services include revenues earned through provision of insurance claim assessment and administration services.

(7)
In connection with our key money transaction with Ashford Trust, we lease furniture, fixtures and equipment to Ashford Trust at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(8)
Other services revenue is associated with other hotel services, such as mobile key applications and “allergy friendly” premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Rooms, respectively.

(9)	See note 16 for discussion of segment reporting.

(10)
J&S contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 2 for discussion of the audio visual revenue recognition policy.

At March 31, 2018 and December 31, 2017, we had a net receivable of $11.4 million and $13.3 million, respectively, due from Ashford Trust OP associated primarily with advisory services and other revenues, as discussed above.
The following table summarizes amounts due (to) from Ashford Trust OP to each of our consolidated entities (in thousands):

	March 31, 2018	December 31, 2017
Ashford LLC	$19	$—
AIM	(26)	347
J&S	260	62
Pure Rooms	138	302
OpenKey	18	25

We are also a party to an amended and restated advisory agreement with Braemar OP. Braemar is required to pay a monthly base fee that is 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Reimbursement for overhead, internal audit, risk management advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar OP (in thousands):

	Three Months Ended March 31,
	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$2,107	$2,003
Reimbursable expenses (1)	420	549
Equity-based compensation (2)	2,547	(1,685)
Incentive advisory fee (3)	—	319
Other advisory revenue (4)	128	—
Total advisory services revenue	5,202	1,186

Other revenue
Claims management services (5)	37	—
Lease revenue (6)	84	84
Other services (7)	211	—
Total other revenue	332	84

Total revenue	$5,534	$1,270

REVENUE BY SEGMENT (8)
REIT advisory	$5,323	$1,270
J&S (9)	—	—
OpenKey	5	—
Corporate and other	206	—
Total revenue	$5,534	$1,270
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended March 31, 2018 and 2017, we recognized $15,000 and 4,000, respectively, of deferred income from reimbursable expenses related to software implementation costs.

(2)
Equity-based compensation revenue is associated with equity grants of Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the three months ended March 31, 2018, equity-based compensation revenue from Braemar included $2.2 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018.

(3)
No incentive fee was recorded for the three months ended March 31, 2018, because Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods. For the three months ended March 31, 2017, incentive advisory fee includes the pro-rata portion of the third year installment of the 2015 incentive advisory fee, which was paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. See note 3.

(4)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

(5)	Claims management services include revenues earned through provision of insurance claim assessment and administration services.

(6)
In connection with our key money transaction with Braemar, we lease furniture, fixtures and equipment to Braemar at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(7)
Other services revenue is associated with other hotel services, such as mobile key applications, “allergy friendly” premium rooms and watersports activities & travel/transportation services, provided to Braemar by our consolidated subsidiaries, OpenKey, Pure Rooms and RED, respectively.

(8)	See note 16 for discussion of segment reporting.

(9)
J&S contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, J&S had no cost of revenues for audio visual associated with Braemar.

At March 31, 2018 and December 31, 2017, we had receivables of $96,000 and $1.7 million, respectively, from Braemar OP associated with advisory services and other revenues, as discussed above. See note 2 for details regarding receivables held by our consolidated subsidiaries, due from our affiliates.
The following table summarizes amounts due from Braemar OP to each of our consolidated entities (in thousands):

	March 31, 2018	December 31, 2017
Ashford LLC	$38	$—
Pure Rooms	—	50
OpenKey	3	6
Ashford Trust and Braemar have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington Lodging”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Braemar, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Braemar. These reimbursements are included in general and administrative expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, these reimbursements totaled $1.2 million and $1.2 million, respectively. The amounts due under these arrangements as of March 31, 2018 and December 31, 2017, are included in “due to affiliates” on our condensed consolidated balance sheets.
Ashford Trust held a 16.30% and 16.23% and Braemar held an 8.21% and 0% noncontrolling interest in OpenKey as of March 31, 2018 and December 31, 2017, respectively. Ashford Trust invested $667,000 and $650,000 and Braemar invested $2.0 million and $0 in OpenKey during the three months ended March 31, 2018 and 2017, respectively. See also notes 1, 2, 10, and 11.
 An officer of J&S owns the J&S headquarters property including the adjoining warehouse space. J&S leases this property for $300,000 per year, with escalating lease payments based on the Consumer Price Index. Rental expense for the three months ended March 31, 2018 was $84,000. We did not incur rental expense related to this lease for the three months ended March 31, 2017.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(5,723)	$(2,385)
Undistributed net income (loss) allocated to common stockholders	(5,723)	(2,385)
Distributed and undistributed net income (loss) - basic	$(5,723)	$(2,385)
Effect of contingently issuable shares	(282)	(359)
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(12)	—
Distributed and undistributed net income (loss) - diluted	$(6,017)	$(2,744)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,094	2,015
Effect of contingently issuable shares	17	31
Effect of assumed conversion of operating partnership units	4	—
Weighted average common shares outstanding – diluted	2,115	2,046

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(2.73)	$(1.18)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(2.84)	$(1.34)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$—	$(4)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	355	—
Total	$355	$(4)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	9	—
Effect of assumed exercise of stock options	234	—
Effect of assumed conversion of Ashford Holdings units	—	4
Effect of contingently issuable shares	27	—
Total	270	4

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) J&S, which provides event technology and creative communications solutions services, (b) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (c) Pure Rooms, which provides “allergy friendly” premium rooms in the hospitality industry, and (d) RED, a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. OpenKey, Pure Rooms and RED operating segments do not individually meet the accounting criteria for separate disclosure as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have three reportable segments: REIT Advisory, J&S and OpenKey. We combine the operating results of Pure Rooms and RED into an “all other” category, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities. As of March 31, 2018, there were no material intercompany revenues or expenses between our operating segments.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three months ended March 31, 2018, and 2017 is presented in the following table (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	REIT Advisory	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$22,532	$—	$—	$—	$22,532	$12,431	$—	$—	$—	$12,431
Audio visual	—	23,310	—	—	23,310	—	—	—	—	—
Other	1,121	—	319	886	2,326	557	—	25	—	582
Total revenue	23,653	23,310	319	886	48,168	12,988	—	25	—	13,013
EXPENSES
Depreciation and amortization	390	454	6	190	1,040	259	—	5	204	468
Impairment	1,919	—	—	—	1,919	—	—	—	—	—
Other operating expenses (1)	11,241	19,803	1,171	18,030	50,245	833	—	825	13,023	14,681
Total operating expenses	13,550	20,257	1,177	18,220	53,204	1,092	—	830	13,227	15,149
OPERATING INCOME (LOSS)	10,103	3,053	(858)	(17,334)	(5,036)	11,896	—	(805)	(13,227)	(2,136)
Interest expense	—	(139)	—	(4)	(143)	—	—	—	—	—
Amortization of loan costs	—	(12)	(6)	(5)	(23)	—	—	—	—	—
Interest income	—	—	—	112	112	—	—	—	33	33
Other income (expense)	19	(58)	(1)	1	(39)	—	—	(8)	18	10
INCOME (LOSS) BEFORE INCOME TAXES	10,122	2,844	(865)	(17,230)	(5,129)	11,896	—	(813)	(13,176)	(2,093)
Income tax (expense) benefit	(2,263)	(746)	—	2,303	(706)	(4,298)	—	—	3,668	(630)
NET INCOME (LOSS)	$7,859	$2,098	$(865)	$(14,927)	$(5,835)	$7,598	$—	$(813)	$(9,508)	$(2,723)
________

(1)
Other operating expenses includes salaries and benefits, cost of revenues for audio visual and general and administrative expenses. REIT Advisory amounts represent expenses for which there is generally a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Subsequent Events
On April 6, 2018, Ashford Inc. signed a definitive agreement to acquire the Project Management business of Remington. The transaction, which is expected to close during the third quarter of 2018, is subject to approval by Ashford Inc.'s stockholders and customary closing conditions. Under the terms of the agreement, Ashford Inc. will acquire Remington's Project Management business for a total transaction value of $203 million. The purchase price will be paid by issuing shares of voting, convertible preferred stock to the sellers. The newly created convertible preferred stock will have a conversion price of $140 per share (a 45% premium to the trading level at the time of announcement) and, if converted immediately after the consummation of the transaction, would convert into 1,450,000 shares of our common stock. Dividends on the convertible preferred stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Voting rights of the convertible preferred stock will be on an as-converted basis and the holders of the convertible preferred stock will have a voting limit of 25% of Ashford Inc.'s voting securities for five years. Upon closing of the transaction, the sellers will have the right to nominate two directors to Ashford Inc.'s Board of Directors. The transaction does not require a private letter ruling from the Internal Revenue Service. Remington is currently owned by Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr. Ashford Inc.'s Board of Directors, therefore, formed a special committee of independent and disinterested directors to analyze and negotiate the transaction on behalf of Ashford Inc. and deliver a recommendation to its Board of Directors with respect to the transaction.
On April 6, 2018, Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, entered into Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of August 12, 2015, as previously amended by Amendment No. 1 to the Amended and Restated Rights Agreement, dated October 31, 2016 (as amended, the “Rights Agreement”). Pursuant to Amendment No. 2, the Rights Agreement was amended to (i) extend the Final Expiration Date with respect to Ashford Inc.’s Rights (each as defined under the Rights Agreement) until the date of the 2018 annual meeting of stockholders and (ii) exclude Monty J. Bennett, Archie Bennett Jr. and their respective Affiliates and Associates (each as defined in the Rights Agreement) from the definition of “Acquiring Person.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company” and Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the factors discussed in our Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018 (the “2017 10-K”), including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington Lodging, Braemar and Ashford Trust, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•	the parties’ ability to consummate the transaction to acquire the Project Management business of Remington;

•	the conditions to the completion of the transaction, including the receipt of approval of our stockholders;

•	the regulatory approvals required for the transaction not being obtained on the terms expected or on the anticipated schedule;

•	the parties’ ability to meet expectations regarding the timing, completion and tax treatments of the transaction;
•the possibility that we may not realize any or all of the anticipated benefits from the transaction;

•	disruptions from the transaction may harm relationships with customers, employees and regulators;

•	unexpected costs may be incurred; and

•	changes in our stock price prior to the closing of the transaction and following the transaction.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements summarized under “Item 1A. Risk Factors” of our 2017 10-K, the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
Ashford Inc. is a Maryland corporation formed on April 2, 2014, and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of May 7, 2018, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 28.4% of our company. Braemar holds approximately 195,000 shares, which represents an approximate 9.3% ownership interest in Ashford Inc.
Our principal business objective is to provide asset management and other advisory services to other entities. The Company seeks to grow in three primary areas; (i) expanding its existing platforms accretively and accelerating performance to earn incentive fees; (ii) starting new platforms for additional base and incentive fees; and (iii) investing in or incubating strategic businesses that can achieve accelerated growth through doing business with our existing platforms and by leveraging our deep knowledge and extensive relationships within the hospitality sector. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services necessary to allow each of Ashford Trust and Braemar to conduct its business. We may also perform similar functions for new or additional platforms. We are not responsible, but may in the future be responsible, for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Braemar.
As required for disclosure under the Fifth Amended and Restated Braemar Advisory Agreement, for the trailing twelve months ended March 31, 2018, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the Fifth Amended and Restated Advisory Agreement was $6.2 million.
Recent Developments
On January 2, 2018, the Company granted 8,962 shares of restricted common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding membership interests in OpenKey, Inc. The restricted common stock was granted pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder and vests three years from the grant date.
On March 12, 2018, the Board of Directors of Ashford Inc. appointed Mr. J. Robison Hays, III, as a Co-President and Chief Strategy Officer of the Company, appointed Mr. Jeremy J. Welter as a Co-President and Chief Operating Officer of the Company, and appointed David A. Brooks as Chief Transactions Officer, General Counsel and Secretary of the Company, effective March 12, 2018. Also on March 12, 2018, Mr. Douglas A. Kessler ceased to serve as the Company’s President and was appointed to serve as Senior Managing Director of the Company, and Mr. David A. Brooks ceased to serve as the Company’s Chief Operating Officer. On April 2, 2018, Ashford Inc. announced the passing of long-time executive David A. Brooks, who served in multiple leadership roles with the Company and its advised platforms since 2003.

On March 21, 2018, Ashford Inc. entered into the First Amendment (the “Amendment”) to Credit Agreement dated March 1, 2018 (the “Credit Facility”), with Ashford Hospitality Holdings LLC, a subsidiary of Ashford Inc., Bank of America, N.A., as administrative agent and letters of credit issuer, and the lenders from time to time party thereto. The Amendment is effective as of March 1, 2018, the date of the Credit Facility. Pursuant to the Amendment, the financial covenant of consolidated tangible net worth was replaced with the consolidated net worth, and Ashford Inc. is required to maintain consolidated net worth not less than 75% of the consolidated net worth as of December 31, 2017, plus 75% of the net equity proceeds of any future equity issuances by Ashford Inc.
On April 4, 2018, the Board of Directors of Ashford Inc. approved the form of Amended and Restated Indemnification Agreement to be entered into by the Company and each of its directors and officers in connection with the 2016 reincorporation of the Company from Delaware to Maryland.
On April 6, 2018, Ashford Inc. signed a definitive agreement to acquire the Project Management business of Remington. The transaction, which is expected to close during the third quarter of 2018, is subject to approval by Ashford Inc.'s stockholders and customary closing conditions. Under the terms of the agreement, Ashford Inc. will acquire Remington's Project Management business for a total transaction value of $203 million. The purchase price will be paid by issuing shares of voting, convertible preferred stock to the sellers. The newly created convertible preferred stock will have a conversion price of $140 per share (a 45% premium to the trading level at the time of announcement) and, if converted immediately after the consummation of the transaction, would convert into 1,450,000 shares of our common stock. Dividends on the convertible preferred stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Voting rights of the convertible preferred stock will be on an as-converted basis and the holders of the convertible preferred stock will have a voting limit of 25% of Ashford Inc.'s voting securities for five years. Upon closing of the transaction, the sellers will have the right to nominate two directors to Ashford Inc.'s Board of Directors. The transaction does not require a private letter ruling from the Internal Revenue Service. Remington is currently owned by Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr. Ashford Inc.'s Board of Directors, therefore, formed a special committee of independent and disinterested directors to analyze and negotiate the transaction on behalf of Ashford Inc. and deliver a recommendation to its Board of Directors with respect to the transaction.
On April 6, 2018, Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, entered into Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of August 12, 2015, as previously amended by Amendment No. 1 to the Amended and Restated Rights Agreement, dated October 31, 2016 (as amended, the “Rights Agreement”). Pursuant to Amendment No. 2, the Rights Agreement was amended to (i) extend the Final Expiration Date with respect to Ashford Inc.’s Rights (each as defined under the Rights Agreement) until the date of the 2018 annual meeting of stockholders and (ii) exclude Monty J. Bennett, Archie Bennett Jr. and their respective Affiliates and Associates (each as defined in the Rights Agreement) from the definition of “Acquiring Person.”
On April 23, 2018, in connection with the name change by Braemar, the Company entered into the Fifth Amended and Restated Advisory Agreement with Braemar (the “Fifth Amended and Restated Advisory Agreement”). The Fifth Amended and Restated Advisory Agreement amends the prior amended and restated advisory agreement only to reflect the name change and does not amend or otherwise alter the rights of any of the parties thereto.
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
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan are held in an escrow account, which is included in our consolidated balance sheet within “other assets” as of March 31, 2018. The term loan bears interest at the Prime Rate plus 1.75% and matures on April 5, 2025. The revolving credit facility bears interest at the Prime Rate plus 1.75% and matures on March 5, 2019. During the three months ended March 31, 2018, $15,000 was drawn on the revolving credit facility. As of March 31, 2018, $235,000 of credit was available under the revolving credit facility.
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate size of $75 million. At March 31, 2018, there were no outstanding borrowings under the facility.
On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased during the three months ended March 31, 2018.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $218,000 and $226,000, respectively, are included as a reduction to notes payable on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at March 31, 2018 and December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the three months ended March 31, 2018, $5.2 million was drawn and approximately $4.8 million of payments were made on the revolving credit facility. As of March 31, 2018 and December 31, 2017, approximately $1.8 million and $2.2 million of credit, respectively, was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. Our J&S operating subsidiary is currently in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the three months ended March 31, 2018, $825,000 was drawn on the equipment note and no amounts were drawn on the term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement for a line of credit in the amount of $1.5 million. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which will be amortized over the term of the line of credit.
On April 6, 2017, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.00% per annum with a stated maturity date of October 1, 2018. The line of credit has a variable interest rate of Prime Rate plus 1.00%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our condensed consolidated balance sheets.
Sources and Uses of Cash
As of March 31, 2018 and December 31, 2017, we had $34.9 million and $36.5 million of cash and cash equivalents, respectively, and $15.0 million and $9.1 million of restricted cash, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $4.4 million and $10.6 million for the three months ended March 31, 2018 and 2017, respectively. The lower cash flows provided by operating activities in the three months ended March 31, 2018, was primarily due to the timing of receipts of advisory fees from Ashford Trust and Braemar, timing of paying vendors and timing of operating subsidiaries’ receipt of revenues.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2018, investing activities used net cash flows of $3.9 million, which is attributable to purchases of furniture, fixtures and equipment, including audio visual equipment and computer software, of $2.7 million and a $1.2 million payment for assets related to RED Hospitality and Leisure LLC. For the three months ended March 31, 2017, investing activities used net cash flows of $144,000, which was attributable to purchases of computer software, furniture, fixtures and equipment of $159,000, partially offset by proceeds from disposal of furniture, fixtures and equipment, net of $15,000.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2018, net cash flows provided by financing activities was $4.1 million. These cash flows consisted of $2.7 million of contributions from noncontrolling interests in a consolidated entity, $1.4 million of proceeds from borrowings on notes payable, $412,000 of net borrowings on the J&S revolving credit facility, and net repayments in advances to employees of $105,000 associated with tax withholdings for restricted stock vestings, partially offset by $494,000 of payments on notes payable and $15,000 of loan cost payments. For the three months ended March 31, 2017, net cash flows used in financing activities was $51.0 million. These cash outflows consisted of $52.4 million of distributions to noncontrolling interests in consolidated entities and $24,000 for the repurchase of common stock, partially offset by $650,000 of contributions from noncontrolling interests in a consolidated entity and net repayments in advances to employees of $742,000 associated with tax withholdings for restricted stock vestings.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
REVENUE
Advisory services	$22,532	$12,431	$10,101	81.3%
Audio visual	23,310	—	23,310
Other	2,326	582	1,744	299.7%
Total revenue	48,168	13,013	35,155	270.2%
EXPENSES
Salaries and benefits	26,517	11,032	(15,485)	(140.4)%
Cost of revenues for audio visual	16,587	—	(16,587)
Depreciation and amortization	1,040	468	(572)	(122.2)%
General and administrative	6,295	3,649	(2,646)	(72.5)%
Impairment	1,919	—	(1,919)
Other	846	—	(846)
Total expenses	53,204	15,149	(38,055)	(251.2)%
OPERATING INCOME (LOSS)	(5,036)	(2,136)	(2,900)	(135.8)%
Interest expense	(143)	—	(143)
Amortization of loan costs	(23)	—	(23)
Interest income	112	33	79	239.4%
Dividend income	—	93	(93)	(100.0)%
Unrealized gain (loss) on investments	—	125	(125)	(100.0)%
Realized gain (loss) on investments	—	(200)	200	100.0%
Other income (expense)	(39)	(8)	(31)	(387.5)%
INCOME (LOSS) BEFORE INCOME TAXES	(5,129)	(2,093)	(3,036)	(145.1)%
Income tax (expense) benefit	(706)	(630)	(76)	(12.1)%
NET INCOME (LOSS)	(5,835)	(2,723)	(3,112)	(114.3)%
(Income) loss from consolidated entities attributable to noncontrolling interests	173	(25)	198	792.0%
Net (income) loss attributable to redeemable noncontrolling interests	(61)	363	(424)	(116.8)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(5,723)	$(2,385)	$(3,338)	(140.0)%
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased by $3.3 million, or 140.0%, to $5.7 million for the three months ended March 31, 2018 (“the 2018 quarter”) compared to the three months ended March 31, 2017 (“the 2017 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue increased by $35.2 million, or 270.2%, to $48.2 million for the 2018 quarter compared to the 2017 quarter. The increase was driven primarily by an increase of $10.7 million in REIT advisory revenue principally as a result of increased non-cash stock/unit-based compensation, $23.3 million in audio visual revenues from the acquisition of J&S, an increase of $294,000 in revenue from OpenKey and an increase of $886,000 in other services revenue from Pure Rooms and RED. See notes 3 and 14 to our condensed consolidated financial statements. The changes in total revenue consisted of the following (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$10,711	$10,827	$(116)	(1.1)%
Incentive advisory fee (2)	452	771	(319)	(41.4)%
Reimbursable expenses (3)	1,949	2,116	(167)	(7.9)%
Non-cash stock/unit-based compensation (4)	9,292	(1,283)	10,575	824.2%
Other advisory revenue (5)	128	—	128
Total advisory services revenue (11)	22,532	12,431	10,101	81.3%

Audio visual revenue (6)	23,310	—	23,310

Other revenue:
Investment management reimbursements (7) (11)	182	417	(235)	(56.4)%
Debt placement fees (8) (11)	632	—	632
Claims management services (11) (12)	55	—	55
Lease revenue (9) (11)	252	140	112	80.0%
Other services (10)	1,205	25	1,180	4,720.0%
Total other revenue	2,326	582	1,744	299.7%

Total revenue	$48,168	$13,013	$35,155	270.2%

REVENUE BY SEGMENT (13)
REIT advisory	$23,653	$12,988	$10,665	82.1%
J&S	23,310	—	23,310
OpenKey	319	25	294	1,176.0%
Corporate and other	886	—	886
Total revenue	$48,168	$13,013	$35,155	270.2%
________

(1)	The decrease in base advisory fee is due to lower revenue of $220,000 from Ashford Trust partially offset by higher revenue of $104,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $319,000 from Braemar. The incentive advisory fee for the 2018 quarter includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000 for which payment is due January 2019. The incentive advisory fee for the 2017 quarter includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000 which was paid in January 2018 as well as the pro-rata portion of the third year installment of the Braemar 2015 incentive advisory fee, which was also paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2015 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The decrease in reimbursable expenses revenue is due to lower revenue of $38,000 from Ashford Trust and lower revenue of $129,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(4)
The increase in non-cash stock/unit-based compensation revenue is due to higher revenue of $6.3 million from Ashford Trust and higher revenue of $4.2 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2018 quarter, $6.7 million of non-cash stock/unit-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018.

(5)
The increase in other advisory revenue is due to higher revenue of $128,000 from Braemar as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized over the initial ten-year term of the agreement.

(6)	The increase in audio visual revenue is due to higher revenue of $23.3 million, as a result of our acquisition of J&S.

(7)
The decrease in investment management reimbursements is due to lower revenue of $235,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(8)
The increase in debt placement fee revenue is due to higher revenue of $632,000 from Ashford Trust. Debt placement fees include revenues earned through provision of debt placement services by Lismore Capital, our wholly-owned subsidiary.

(9)
In connection with our key money transaction with our managed REITs, we lease furniture, fixtures and equipment to Ashford Trust and Braemar at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is due to higher revenue of $291,000 from Ashford Trust, higher revenue of $211,000 from Braemar and higher revenue of $678,000 from third parties. Other services revenue is associated with the provision of other hotel services by our consolidated subsidiaries, OpenKey, Pure Rooms and RED, to Ashford Trust, Braemar and other third parties.

(11)	Indicates REIT advisory revenue.

(12)	Claims management services include revenues earned through provision of insurance claim assessment and administration services.

(13)	See note 16 for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $15.5 million, or 140.4%, to $26.5 million for the 2018 quarter compared to the 2017 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change
Cash salaries and benefits:
Salary expense	$6,258	$4,600	$1,658
Bonus expense	4,475	1,090	3,385
Benefits related expenses	2,174	1,013	1,161
Total cash salaries and benefits (1)	12,907	6,703	6,204
Non-cash equity-based compensation:
Stock option grants (2)	3,757	1,599	2,158
Pre spin-off Ashford Trust equity grants (3)	—	673	(673)
Ashford Trust & Braemar equity grants (4)	9,292	(1,283)	10,575
Total non-cash equity-based compensation	13,049	989	12,060
Non-cash (gain) loss in deferred compensation plan (5)	561	3,340	(2,779)
Total salaries and benefits	$26,517	$11,032	$15,485
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. Cash salaries and benefits recorded in the 2018 quarter included $1.3 million of severance costs and $716,000 of additional bonus expense recorded upon receiving approval from the board of directors in the first quarter of 2018. The acquisitions of J&S effective November 1, 2017 and Pure Rooms effective April 6, 2017 contributed $1.3 million and $229,000, respectively, to the increase over the 2017 quarter.

(2)
The increase is primarily due to $2.5 million of expense related to the accelerated vesting of stock option awards upon the passing of one of our executive officers, in accordance with the terms of the awards, partially offset by forfeitures. See notes 2, 12 and 14 to our condensed consolidated financial statements.

(3)
As a result of our spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we continued to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. See notes 2 and 12 to our condensed consolidated financial statements.

(4)
Equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The increase is primarily attributable to $6.7 million of compensation expense related to the accelerated vesting of equity awards upon the passing of one of our executive officers, in accordance with the terms of the awards. See notes 2 and 12 to our condensed consolidated financial statements.

(5)
The DCP obligation is recorded as a liability in accordance with the applicable authoritative accounting guidance. The DCP obligation is carried at fair value with changes in fair value reflected in earnings. Losses in the 2018 quarter and the 2017 quarter are primarily attributable to an increase in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $16.6 million during the 2018 quarter compared to $0 for the 2017 quarter, due to new costs associated with new audio visual revenues from the acquisition of J&S.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $572,000, or 122.2%, to $1.0 million for the 2018 quarter compared to the 2017 quarter, primarily as a result of furniture, fixtures and equipment additions related to software implementation, key money assets and the 2017 J&S acquisition. The increase was also due to the amortization of intangible assets related to the 2017 acquisitions of J&S and Pure Rooms. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2018 quarter excludes depreciation expense related to audio visual equipment of $430,000 which is included in cost of revenues for audio visual.

General and Administrative Expense. General and administrative expenses increased by $2.6 million, or 72.5%, to $6.3 million for the 2018 quarter compared to the 2017 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change
Professional fees (1)	$2,486	$1,881	$605
Office expense (1)	1,949	641	1,308
Public company costs	230	273	(43)
Director costs	275	137	138
Travel and other expense (1)	1,328	658	670
Non-capitalizable costs - software implementation	27	59	(32)
Total general and administrative	$6,295	$3,649	$2,646
________

(1)	The increase in expense is primarily due to our investments in J&S, Pure Rooms and RED.
Impairment. Impairment of capitalized software implementation costs was $1.9 million during the 2018 quarter compared to $0 for the 2017 quarter. See notes 2 and 14 to our condensed consolidated financial statements.
Other. Other operating expense was $846,000 and $0 for the 2018 quarter and the 2017 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, Pure Rooms and RED as well as expense from the increase in fair value of contingent consideration related to the J&S acquisition. See note 7 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $143,000 and $0 for the 2018 quarter and the 2017 quarter, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $23,000 and $0 for the 2018 quarter and the 2017 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $112,000 and $33,000 for the 2018 quarter and the 2017 quarter, respectively.
Dividend Income. Dividend income was $0 and $93,000 for the 2018 quarter and the 2017 quarter, respectively, related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0 for the 2018 quarter and $125,000 for the 2017 quarter, primarily related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 for the 2018 quarter and $200,000 in the 2017 quarter. The realized loss on investments is related to options on futures contracts and investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Other Income (Expense). Other expense was $39,000 and $8,000 in the 2018 quarter and the 2017 quarter, respectively.
Income Tax Benefit (Expense). Income tax expense increased by $76,000, from $630,000 in the 2017 quarter to $706,000 in the 2018 quarter. Current tax expense decreased by $2.6 million, from $3.3 million in the 2017 quarter to $706,000 in the 2018 quarter, due to lower taxable income which was primarily the result of a larger pretax loss and deductions for bonus depreciation. The decrease in current tax expense was partially offset by a decrease in deferred tax benefit. Deferred tax benefit decreased by $2.7 million from $2.7 million in the 2017 quarter to $0 in the 2018 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $173,000 in the 2018 quarter and income of $25,000 in the 2017 quarter. See notes 2 and 14 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated income of $61,000 in the 2018 quarter and a loss of $363,000 in the 2017 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. Prior to April 6, 2017, the noncontrolling interests represented ownership interests in Ashford LLC. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 11, and 14 to our condensed consolidated financial statements.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2017, outside the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K.
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K. There have been no material changes in these critical accounting policies other than as discussed in note 2 to the condensed consolidated financial statements with respect to revenue recognition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk-At March 31, 2018, our total indebtedness of $13.5 million included $12.6 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2018, would be approximately $126,000 annually. Interest rate changes have no impact on the remaining $930,000 of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in J&S Audiovisual, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of March 31, 2018, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $62,000 for the three months ended March 31, 2018. Operations in the Dominican Republic are not material.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 11, 2015, a purported stockholder class action and derivative complaint challenging the previously proposed but not completed 2015 Remington acquisition was filed in the Court of Chancery of the State of Delaware and styled as Campbell v. Bennett et al., Case No. 11796. The complaint names as defendants each of the members of the Company's Board of Directors, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP, as well as the Company as a nominal defendant. The complaint alleges that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders in connection with the Remington acquisition and that Monty Bennett, Archie Bennett, Jr., Mark A. Sharkey, MJB Investments GP, LLC and Remington Holdings GP aided and abetted the purported breaches of fiduciary duty. In support of these claims, the complaint alleges, among other things, that the Company’s Board of Directors engaged in an unfair process with Remington Lodging and the Bennetts and as a result the Company overpaid for the 80% limited partnership and 100% general partnership interests in Remington Lodging. The complaint also alleges that the proxy statement filed with the SEC contains certain materially false and/or misleading statements. The action seeks injunctive relief, including enjoining the special meeting of stockholders and any vote on the contribution or the stock issuances or rescinding the Remington acquisition if they are consummated, or in the alternative an award of damages, as well as unspecified attorneys' and other fees and costs, in addition to any other relief the court may deem proper. Since the filing of the complaint, the special meeting of stockholders and related vote occurred with the stockholders approving the acquisition. On March 24, 2017, the Remington acquisition was terminated and therefore this action is moot. On April 13, 2017, the Court of Chancery entered an order dismissing the action with prejudice as to the named plaintiff, and without prejudice as to all other members of the class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining the plaintiff’s anticipated application for an award of mootness fees and reimbursement of expenses. After negotiations, and to eliminate any risk associated with the plaintiff’s fee petition, the Company agreed to pay fees and expenses in the amount of $150,000 within five (5) days of the entry of an order closing the case in the second quarter of 2017. Accordingly, this amount was recorded within “general and administrative” expenses on our condensed consolidated statements of operations for the year ended December 31, 2017. The Court of Chancery has not and will not pass any judgment on the fee payment. On July 17, 2017, the Court of Chancery entered a stipulation and order closing the case.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported stockholder of Braemar, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Braemar board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Braemar is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Braemar by negotiating and approving the termination fee provision set forth in Braemar’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Braemar board of directors committed corporate waste in connection with Braemar’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. On February 5, 2018, the court denied the plaintiff’s fee petition. The plaintiff did not appeal the denial of the fee petition and the case is resolved.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1
Combination Agreement, dated as of April 6, 2018 between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings GP, LLC, Project Management LLC, MJB Investments, LP, Mark A. Sharkey, Remington Holdings, L.P., Ashford Inc., Ashford Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed on April 9, 2018) (File No. 001-36400)

3.1
Amended and Restated Articles of Incorporation of Ashford Inc., a Maryland corporation, as filed with the Department of Assessments and Taxation of the State of Maryland on October 28, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 1, 2016) (File No. 001-36400)

3.2
Second Amended and Restated Bylaws of Ashford Inc., dated as of February 27, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2018) (File No. 001-36400)

4.1
Amendment No. 2 to the Amended and Restated Rights Agreement, dated April 6, 2018, between Ashford Inc. and Computershare Trust Company, N.A., which includes the Form of Rights Certificate as Exhibit 1 and the Summary of Rights as Exhibit 2 (incorporated by reference to Exhibit 4.1 of Form 8-K, filed on April 9, 2018) (File No. 001-36400)

10.1
Credit Agreement, dated as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2018 (File No. 001-36400)

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
99.1
First Amendment to Credit Agreement, dated as of March 21, 2018, effective as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 26, 2018) (File No. 001-36400)

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	May 9, 2018	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 9, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer