Form 10-Q
period 2018-06-30
Ashford Inc.
filed 2018-08-09
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-36400

ASHFORD INC.

(Exact name of registrant as specified in its charter)

Maryland	82-5237353
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100
Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,109,388
(Class)	Outstanding at August 7, 2018

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,868	$36,480
Restricted cash	12,389	9,076
Accounts receivable, net	5,944	5,127
Due from Ashford Trust OP	13,467	13,346
Due from Braemar OP	342	1,738
Inventories	1,229	1,066
Prepaid expenses and other	2,982	2,913
Total current assets	77,221	69,746
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	26,333	21,154
Goodwill	13,103	12,947
Intangible assets, net	9,230	9,713
Other assets	11,758	750
Total assets	$138,145	$114,810
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$21,596	$20,451
Due to affiliates	5,834	4,272
Deferred income	294	459
Deferred compensation plan	216	311
Notes payable, net	1,670	1,751
Other liabilities	23,489	9,076
Total current liabilities	53,099	36,320
Accrued expenses	—	78
Deferred income	12,817	13,440
Deferred compensation plan	13,094	18,948
Notes payable, net	11,321	9,956
Total liabilities	90,331	78,742
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Redeemable noncontrolling interests	4,852	5,111
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,109,388 and 2,093,556 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	257,303	249,695
Accumulated deficit	(215,435)	(219,396)
Accumulated other comprehensive income (loss)	(348)	(135)
Total stockholders’ equity of the Company	41,541	30,185
Noncontrolling interests in consolidated entities	1,421	772
Total equity	42,962	30,957
Total liabilities and equity	$138,145	$114,810

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Advisory services	$24,570	$18,172	$47,102	$30,603
Audio visual	23,376	—	46,686	—
Other	6,865	1,467	9,191	2,049
Total revenue	54,811	19,639	102,979	32,652
EXPENSES
Salaries and benefits	15,710	11,364	42,227	22,396
Cost of revenues for audio visual	17,021	—	33,608	—
Depreciation and amortization	1,193	587	2,233	1,055
General and administrative	9,125	4,947	15,420	8,596
Impairment	—	1,072	1,919	1,072
Other	892	251	1,738	251
Total expenses	43,941	18,221	97,145	33,370
OPERATING INCOME (LOSS)	10,870	1,418	5,834	(718)
Interest expense	(161)	(6)	(304)	(6)
Amortization of loan costs	(24)	(9)	(47)	(9)
Interest income	73	38	185	71
Dividend income	—	—	—	93
Unrealized gain (loss) on investments	—	78	—	203
Realized gain (loss) on investments	—	(94)	—	(294)
Other income (expense)	(221)	(13)	(260)	(21)
INCOME (LOSS) BEFORE INCOME TAXES	10,537	1,412	5,408	(681)
Income tax (expense) benefit	(1,605)	(8,643)	(2,311)	(9,273)
NET INCOME (LOSS)	8,932	(7,231)	3,097	(9,954)
(Income) loss from consolidated entities attributable to noncontrolling interests	118	190	291	165
Net (income) loss attributable to redeemable noncontrolling interests	(90)	332	(151)	695
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$8,960	$(6,709)	$3,237	$(9,094)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$4.26	$(3.32)	$1.54	$(4.51)
Weighted average common shares outstanding - basic	2,095	2,019	2,094	2,017
Diluted:
Net income (loss) attributable to common stockholders	$0.93	$(3.85)	$(1.40)	$(4.77)
Weighted average common shares outstanding - diluted	2,487	2,265	2,219	2,051
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$8,932	$(7,231)	$3,097	$(9,954)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(137)	—	(251)	—
COMPREHENSIVE INCOME (LOSS)	8,795	(7,231)	2,846	(9,954)
Comprehensive (income) loss attributable to noncontrolling interests	139	190	329	165
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(90)	332	(151)	695
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$8,844	$(6,709)	$3,024	$(9,094)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at January 1, 2018	2,094	$21	$249,695	$(219,396)	$(135)	$772	$30,957	$5,111
Equity-based compensation	4	—	6,061	—	—	8	6,069	—
Deferred compensation plan distribution	2	—	134	—	—	—	134	—
Employee advances	—	—	45	—	—	—	45	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	838	(838)
Contributions from noncontrolling interests	—	—	—	—	—	2,666	2,666	—
Reallocation of carrying value	—	—	530	—	—	(1,696)	(1,166)	1,166
Redemption value adjustment	—	—	—	738	—	—	738	(738)
Distributions to consolidated noncontrolling interests	—	—	—	(14)	—	—	(14)	—
Foreign currency translation adjustment	—	—	—	—	(213)	(38)	(251)	—
Net income (loss)	—	—	—	3,237	—	(291)	2,946	151
Balance at June 30, 2018	2,109	$21	$257,303	$(215,435)	$(348)	$1,421	$42,962	$4,852

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$3,097	$(9,954)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,614	1,061
Change in fair value of deferred compensation plan	(5,814)	1,667
Equity-based compensation	6,069	4,471
Deferred tax expense (benefit)	—	6,002
Change in fair value of contingent consideration	559	—
Impairment	1,919	1,072
(Gain) loss on sale of furniture, fixtures and equipment	(80)	8
Amortization of loan costs	47	9
Realized and unrealized (gain) loss on investments, net	—	91
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(782)	62
Due from Ashford Trust OP	(121)	1,180
Due from Braemar OP	1,396	565
Inventories	(157)	—
Prepaid expenses and other	5	493
Other assets	(658)	(6)
Accounts payable and accrued expenses	351	(3,862)
Due to affiliates	319	149
Other liabilities	3,313	3,559
Deferred income	(813)	5,496
Net cash provided by (used in) operating activities	12,264	12,063
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(4,535)	(474)
Proceeds from disposal of furniture, fixtures and equipment, net	—	15
Cash acquired in acquisition of Pure Rooms	—	129
Acquisition of assets related to RED Hospitality and Leisure LLC	(3,670)	—
Net cash provided by (used in) investing activities	(8,205)	(330)
Cash Flows from Financing Activities
Payments on revolving credit facilities	(10,064)	—
Borrowings on revolving credit facilities	10,263	—
Proceeds from notes payable	1,765	—
Payments on notes payable and capital leases	(939)	(38)
Payments of loan costs	(15)	(28)
Purchases of common stock	—	(24)
Employee advances	45	(93)
Contributions from noncontrolling interest	2,666	650
Distributions to noncontrolling interests in consolidated entities	(14)	(55,071)
Net cash provided by (used in) financing activities	3,707	(54,604)
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	—
Net change in cash, cash equivalents and restricted cash	7,701	(42,871)
Cash, cash equivalents and restricted cash at beginning of period	45,556	93,843
Cash, cash equivalents and restricted cash at end of period	$53,257	$50,972

	Six Months Ended June 30,
	2018	2017
Supplemental Cash Flow Information
Interest paid	$278	$4
Income taxes paid	598	2,981
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	134	112
Capital expenditures accrued but not paid	2,497	1,831
Subsidiary equity consideration for Pure Rooms acquisition	—	425
Assumption of debt associated with Pure Rooms acquisition	—	475
Issuance of OpenKey warrant	—	28
Ashford Inc. common stock consideration for purchase of OpenKey shares	838	—
Accrued but unpaid ERFP liability	11,100	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$36,480	$84,091
Restricted cash at beginning of period	9,076	9,752
Cash, cash equivalents and restricted cash at beginning of period	$45,556	$93,843

Cash and cash equivalents at end of period	$40,868	$36,972
Restricted cash at end of period	12,389	14,000
Cash, cash equivalents and restricted cash at end of period	$53,257	$50,972
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Maryland corporation formed on April 2, 2014, that provides asset management, advisory and other products and services primarily to clients in the hospitality industry. Ashford Inc. currently manages Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts Inc. (“Braemar”), formerly Ashford Hospitality Prime, Inc. Ashford Trust commenced operating in August 2003 and is focused on investing in full-service hotels in the upscale and upper upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the U.S. average. Braemar commenced operating in November 2013 and invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE. The common stock of Ashford Inc. is listed on the NYSE American. As of June 30, 2018, Ashford Trust held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 28.4% ownership interest in Ashford Inc., and Braemar held approximately 195,000 shares, which represented an approximate 9.2% ownership interest in Ashford Inc.
We conduct our advisory and asset management business through our operating subsidiary, Ashford Hospitality Advisors LLC (“Ashford LLC”), a Delaware limited liability company. We conduct our hospitality products and services business through an operating entity, Ashford Hospitality Services, LLC. We own most of our assets through Ashford LLC and Ashford Hospitality Services, LLC.
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
On April 6, 2017, we acquired a 70% controlling interest in Pure Rooms by issuing equity in our subsidiary, PRE Op Co LLC (“Pure Rooms”), with a fair value of $425,000 to the sellers and contributing $97,000 of cash. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. See notes 2, 4, 10 and 14 to our condensed consolidated financial statements.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 16, 2018, the Company closed on the acquisition of a passenger vessel and other assets related to RED Hospitality & Leisure LLC ("RED"), a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. The Company paid $970,000 in cash, comprised of a $750,000 deposit paid on December 11, 2017, which was reflected on our consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. On March 23, 2018, the RED operating subsidiary acquired an additional passenger vessel for $1.0 million. On June 12, 2018, the RED operating subsidiary acquired an additional passenger vessel for $2.5 million in cash. The Company owns an 80% interest in RED. See notes 2, 10 and 14 to our condensed consolidated financial statements.
On April 6, 2018, Ashford Inc. signed a definitive agreement to acquire the Project Management business of Remington. The transaction closed on August 8, 2018, after the vote was approved by shareholders on August 7, 2018. See note 17.
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Trust. The independent directors of the board of directors of each Ashford Inc. and Ashford Trust with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively. Under the ERFP Agreement, the Company has agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the ability to be increased up to $100 million based upon mutual agreement by the parties. On the date that Ashford Trust closes on a hotel acquisition, the Company is obligated to provide Ashford Trust 10% of the acquired hotel's purchase price in the form of furniture, fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust at no cost. In connection with Ashford Trust’s acquisition of a hotel on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of June 30, 2018, the Company had not yet purchased any FF&E under the ERFP Agreement. As a result, our outstanding ERFP obligation of $11.1 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of June 30, 2018. See note 14.
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
A variable interest entity (“VIE”) must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about our noncontrolling interests, including those related to consolidated VIEs, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Ashford LLC	J&S (3)	OpenKey(4)	Pure Rooms (5)	RED (6)
Ashford Inc. ownership interest(9)	99.80%	85.00%	45.61%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.20%	15.00%	29.65%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$268	$3,172	$1,412	n/a	n/a
Redemption value adjustment, year-to-date	(123)	—	(615)	n/a	n/a
Redemption value adjustment, cumulative	236	—	1,406	n/a	n/a
Carrying value of noncontrolling interests	—	493	764	162	2
Assets, available only to settle subsidiary's obligations (7)	n/a	41,866	3,471	1,732	5,089
Liabilities, no recourse to Ashford Inc.(8)	n/a	23,247	578	1,678	872
Notes payable, no recourse to Ashford Inc.(8)	n/a	10,611	—	100	738
Revolving credit facility, no recourse to Ashford Inc.(8)	n/a	998	—	100	15

	December 31, 2017
	Ashford LLC	J&S (3)	OpenKey(4)	Pure Rooms (5)	RED (6)
Ashford Inc. ownership interest(9)	99.80%	85.00%	43.90%	70.00%	—%
Redeemable noncontrolling interests(1) (2)	0.20%	15.00%	39.59%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	16.51%	30.00%	—%
	100.00%	100.00%	100.00%	100.00%	—%

Carrying value of redeemable noncontrolling interests	$385	$2,522	$2,204	n/a	n/a
Redemption value adjustment, year-to-date	224	—	1,046	n/a	n/a
Redemption value adjustment, cumulative	358	—	2,021	n/a	n/a
Carrying value of noncontrolling interests	—	439	128	205	—
Assets, available only to settle subsidiary's obligations (7)	n/a	36,951	1,403	1,865	—
Liabilities, no recourse to Ashford Inc.(8)	n/a	21,821	889	1,652	—
Notes payable, no recourse to Ashford Inc.(8)	n/a	9,917	—	220	—
Revolving credit facility, no recourse to Ashford Inc.(8)	n/a	814	—	100	—
________
(1) Redeemable noncontrolling interests are included in the “mezzanine” section of our condensed consolidated balance sheets as they may be redeemed by the holder for cash or registered shares in certain circumstances outside of the Company’s control. The carrying value of the noncontrolling interests is based on the greater of the accumulated historical cost or the redemption value, which is generally fair value.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
(5) Represents ownership interests in Pure Rooms, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Rooms provides “allergy friendly” premium rooms in the hospitality industry. See also notes 1 and 10.
(6) Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. RED is a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. See also notes 1 and 10.
(7) Total assets primarily consist of cash and cash equivalents and other assets that can only be used to settle the subsidiaries obligations.
(8) Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loan and line of credit held by RED, for which the creditor has recourse to Ashford Inc.
(9) For certain of our investments we are provided a preferred return which is accounted for in our income allocation based on the applicable partnership agreement.
In addition to the consolidated entity information above, noncontrolling interests in consolidated entities included a noncontrolling ownership interest in AIM Performance Holdco LP (“AIM”) of 40% as of June 30, 2018 and December 31, 2017.
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
We held an investment in an unconsolidated entity with a carrying value of $500,000 at both June 30, 2018 and December 31, 2017. No impairment of the investment was recorded during the three and six months ended June 30, 2018 or 2017.
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
Impairment of Furniture, Fixtures and Equipment—Furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded impairment charges of $0 and $1.9 million for the three and six months ended June 30, 2018, respectively. The impairment was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. An impairment charge of $1.1 million was recorded for both the three and six months ended June 30, 2017, partially offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. The impairment was recognized upon determination that a portion of the implemented software cost will not be placed into service. See note 14 to our condensed consolidated financial statements.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of J&S. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. We determine fair value based on discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. No indicators of impairment were identified during our most recent annual test or as of June 30, 2018.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships resulting from our acquisition of J&S and Pure Rooms. These assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of June 30, 2018.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Depreciation and Amortization—Our furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Furniture and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 3 to 7.5 years and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. Definite-lived intangible assets, which include customer relationships resulting from our acquisitions of J&S and Pure Rooms, are amortized using the straight-line method over the estimated useful lives of the assets. See notes 4 and 5.
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
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the J&S operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income is presented on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. There were no sources of other comprehensive income (loss) for the three and six months ended June 30, 2017.
Due to Affiliates—Due to affiliates represents current payables resulting from general and administrative expense, furniture, fixtures and equipment reimbursements, and contingent consideration associated with the acquisition of J&S. Due to affiliates is generally settled within a period not exceeding one year.
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
Effective January 1, 2018, we adopted the new standard using the modified retrospective approach. Based on our assessment, adoption of the new guidance did not require a cumulative-effect adjustment to the opening retained earnings on January 1, 2018. We expect the new standard’s impact on net income will be immaterial on an ongoing annual basis; however, the Company does anticipate that the new standard will have an impact on its revenues in interim periods due to timing. The primary impact of adopting the new standard relates to the timing of recognition of incentive advisory fees, which are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company will no longer record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The Company expects that this could impact its revenues in future interim periods, but we are unable to estimate the impact because future incentive advisory fees are calculated based on future changes in total stockholder return of our REIT clients compared to the total stockholder return of their respective peer group. There are no material changes in revenue recognition for audio visual, investment management reimbursements, debt placement fees, claims management services revenue, lease revenue or other services revenue. See note 3 for additional information regarding our adoption of ASC 606.
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
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. We disclosed $5.5 million in undiscounted operating lease obligations in our lease commitments footnote in our most recent 10-K. We are currently evaluating those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. We expect the adoption of the new standard will have a material impact on our condensed consolidated balance sheets due to the recognition of the ROU asset and lease liability related to our current operating leases. We are implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-07 will have on the condensed consolidated financial statements and expect that the associated compensation expense of the majority of our equity awards will be based on the grant date fair value.
3. Revenues
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

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the base fee was paid quarterly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus, prior to June 26, 2018, the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. The Braemar base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Reimbursements for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are recognized when services have been rendered. We record advisory revenue for equity grants of Ashford Trust and Braemar common stock and Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.”
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
The tables below present the impact of applying the new revenue recognition standard to the components of total revenue within the condensed consolidated statement of operations for the three and six months ended June 30, 2018, as a result of the change in the timing of revenue recognition of incentive advisory fees during interim periods prior to the fourth quarter of the year in which the incentive fee is measured (in thousands):

	Three Months Ended June 30, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Advisory services revenue:
Base advisory fee	$11,174	$11,174	$—
Incentive advisory fee	452	1,534	(1,082)
Reimbursable expenses	2,496	2,496	—
Non-cash stock/unit-based compensation	10,318	10,318	—
Other advisory revenue	130	130	—
Total advisory services revenue	24,570	25,652	(1,082)

Audio visual	23,376	23,376	—
Other	6,865	6,865	—
Total revenue	$54,811	$55,893	$(1,082)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Advisory services revenue:
Base advisory fee	$21,885	$21,885	$—
Incentive advisory fee	904	2,343	(1,439)
Reimbursable expenses	4,445	4,445	—
Non-cash stock/unit-based compensation	19,610	19,610	—
Other advisory revenue	258	258	—
Total advisory services revenue	47,102	48,541	(1,439)

Audio visual	46,686	46,686	—
Other	9,191	9,191	—
Total revenue	$102,979	$104,418	$(1,439)
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
Other Revenue
Debt placement fees are reported within our REIT Advisory segment and include revenues earned through from providing debt placement services by Lismore Capital, our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed.
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
Deferred Revenue and Contract Balances
As of June 30, 2018, we recorded an $11.1 million contract asset that will be realized in the form of leased FF&E pursuant to our Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement with Ashford Trust.
Deferred revenue primarily consists of customer billings in advance of revenues being recognized from our advisory agreements and other hospitality products and services contracts. Generally, deferred revenue that could result in a cash payment within the next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The increase in the deferred revenue balance is primarily driven by cash payments received or due in advance of satisfying our

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

performance obligations, offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period.
For the three months ended June 30, 2018, we recognized $1.6 million of revenues that were included in deferred revenue at the beginning of the period, including (a) $542,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, and (b) $1.1 million of “other services” revenue earned by our hospitality products and services companies.
For the six months ended June 30, 2018, we recognized $4.4 million of revenues that were included in deferred revenue at the beginning of the period, including (a) $890,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, and (b) $3.5 million of “other services” revenue earned by our hospitality products and services companies.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at June 30, 2018.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $5.9 million and $5.1 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $13.5 million and $13.3 million in “due from Ashford Trust OP”, and $342,000 and $1.7 million included in “due from Braemar OP” related to REIT advisory services at June 30, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the six months ended June 30, 2018.
We have three reportable segments: REIT Advisory, J&S and OpenKey. We combine the operating results of Pure Rooms and RED into an “all other” category, which we refer to as “Corporate and Other.” See note 16 for more information about our segment reporting. Our REIT Advisory, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our J&S reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our J&S reporting segment geographically for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$16,210	$—	$32,162	$—
Mexico	5,257	—	10,717	—
Dominican Republic	1,909	—	3,807	—
	$23,376	$—	$46,686	$—
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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to furniture, fixtures and equipment, deferred taxes and noncontrolling interests. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation. Any change to the amounts recorded within furniture, fixtures and equipment could also impact depreciation expense.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Results of J&S
The results of operations of J&S have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the three and six months ended June 30, 2018, included total revenue of $23.4 million and $46.7 million, respectively. In addition, our condensed consolidated statements of operations for the three and six months ended June 30, 2018, include net income of $1.3 million and $3.4 million, respectively, from J&S. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the J&S acquisition and Pure Rooms acquisition (as disclosed in our Form 10-K for the year ended December 31, 2017) had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2017, and the removal of $304,000 and $412,000 of transaction costs directly attributable to the acquisitions for three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$54,811	$38,577	$102,979	$71,678
Net income (loss)	8,932	(6,685)	3,097	(7,922)
Net income (loss) attributable to the Company	8,960	(6,302)	3,237	(7,535)
Pro forma income (loss) per share:
Basic	$4.26	$(3.02)	$1.54	$(3.61)
Diluted	$0.93	$(3.56)	$(1.40)	$(3.88)
Pro forma weighted average common shares outstanding (in thousands):
Basic	2,095	2,089	2,094	2,087
Diluted	2,487	2,334	2,219	2,121
The acquisition of certain assets related to RED was treated as an acquisition of property and equipment so the pro forma results of operations of RED are not included above.
5. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the six months ended June 30, 2018, are as follows (in thousands):

	J&S	Corporate and Other	Consolidated
Balance at January 1, 2018	$12,165	$782	$12,947
Changes in goodwill:
Additions	—	—	—
Adjustments	156	—	156
Balance at June 30, 2018	$12,321	$782	$13,103

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible assets, net as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Pure Rooms customer relationships	$175	$(44)	$131	$175	$(26)	$149
J&S customer relationships	6,519	(621)	5,898	6,519	(156)	6,363
	$6,694	$(665)	$6,029	$6,694	$(182)	$6,512

Indefinite-lived intangible assets:
J&S trademarks	$3,201			$3,201
	$3,201			$3,201
Amortization expense for definite-lived intangible assets was $243,000 and $485,000 for the three and six months ended June 30, 2018, respectively. Amortization expense for definite-lived intangible assets was $8,000 for both the three and six months ended June 30, 2017. Customer relationships for Pure Rooms and J&S were assigned a useful life of 5 years and 7 years, respectively.
6. Notes Payable, net
Notes payable, net consisted of the following (in thousands):

Indebtedness	Subsidiary	Maturity	Interest Rate	June 30, 2018	December 31, 2017
Senior revolving credit facility	Ashford Inc.	March 1, 2021	Base Rate(1) + 2.00% to 2.50% or LIBOR(2) + 3.00% to 3.50%	$—	$—
Term loan	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	9,417	9,917
Revolving credit facility	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	998	814
Capital lease obligations	J&S	Various	Various - fixed	655	896
Equipment note	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	1,194	—
Draw Term Loan	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	—	—
Revolving credit facility	OpenKey	October 31, 2018	Prime Rate(4) + 2.75%	—	—
Term loan	Pure Rooms	October 1, 2018	5.00%	100	220
Revolving credit facility	Pure Rooms	On demand	Prime Rate(4) + 1.00%	100	100
Term loan	RED	April 5, 2025	Prime Rate(4) + 1.75%	738	—
Revolving credit facility	RED	March 5, 2019	Prime Rate(4) + 1.75%	15	—
Total notes payable				13,217	11,947
Less deferred loan costs, net				(226)	(240)
Total notes payable less net deferred loan costs				12,991	11,707
Less current portion				(1,670)	(1,751)
				$11,321	$9,956
__________________
(1) Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2) Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3) The one-month LIBOR rate was 2.09% and 1.56% at June 30, 2018 and December 31, 2017, respectively.
(4) Prime Rate was 5.00% and 4.50% at June 30, 2018 and December 31, 2017, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan is held in an escrow account, which is included in our condensed consolidated balance sheet within “other assets” as of June 30, 2018. During the six months ended June 30, 2018, $15,000 was drawn on the revolving credit facility. As of June 30, 2018, $235,000 was available under the revolving credit facility.
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate size of $75 million. At June 30, 2018, there were no outstanding borrowings under the facility.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $207,000 and $226,000, respectively, are included as a reduction to “notes payable, net” on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, $1.0 million of the term loan was recorded in current portion of notes payable, net. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at June 30, 2018 and December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the six months ended June 30, 2018, $10.2 million was drawn and approximately $10.0 million of payments were made on the revolving credit facility. As of June 30, 2018, approximately $2.0 million of credit was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. As of June 30, 2018, our J&S operating subsidiary was in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million draw term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the six months ended June 30, 2018, $1.2 million was drawn on the equipment note. As of June 30, 2018, no amounts were outstanding on the draw term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement for a line of credit in the amount of $1.5 million. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which is amortized over the term of the line of credit.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Liabilities
Contingent consideration	$—	$—	$(2,821)	$(2,821)	(1)
Deferred compensation plan	(13,310)	—	—	(13,310)
Total	$(13,310)	$—	$(2,821)	$(16,131)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Liabilities
Contingent consideration	$—	$—	$(2,262)	$(2,262)	(1)
Deferred compensation plan	(19,259)	—	—	(19,259)
Total	$(19,259)	$—	$(2,262)	$(21,521)
__________________
(1) Reported as “due to affiliates” in the condensed consolidated balance sheets.
The following table presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2017	$(2,262)
Acquisitions	—
Gains (losses) included in earnings (2)	(559)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at June 30, 2018	$(2,821)
__________________
(1) Includes Ashford Inc.’s contingent consideration associated with the acquisition of J&S, which is carried at fair value in the condensed consolidated balance sheets within “due to affiliates”. The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant input in the Level 3 measurement of the contingent consideration is the risk adjusted discount rate used to discount the future payment.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Assets
Options on futures contracts	$—	$(16)	$—	$(91)
Total	—	(16)	—	(91)
Liabilities
Contingent consideration	(346)	—	(559)	—
Deferred compensation plan	6,375	1,673	5,814	(1,667)
Total	6,029	1,673	5,255	(1,667)
Net	$6,029	$1,657	$5,255	$(1,758)
Total combined
Unrealized gain (loss) on investments (1)	$—	$78	$—	$203
Realized gain (loss) on investments	—	(94)	—	(294)
Contingent consideration (2)	(346)	—	(559)	—
Deferred compensation plan (3)	6,375	1,673	5,814	(1,667)
Net	$6,029	$1,657	$5,255	$(1,758)
________

(1)	Includes unrealized gain (loss) associated with investments in unconsolidated entities and reported as “unrealized gain (loss) on investments” in the condensed consolidated statements of operations.

(2)
Represents the accretion of contingent consideration associated with the acquisition of J&S. Reported as a component of “other operating expense” in the condensed consolidated statements of operations.

(3)	Reported as a component of “salaries and benefits” in the condensed consolidated statements of operations.

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

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$13,310	$13,310	$19,259	$19,259
Contingent consideration	2,821	2,821	2,262	2,262
Financial assets not measured at fair value:
Cash and cash equivalents	$40,868	$40,868	$36,480	$36,480
Restricted cash	12,389	12,389	9,076	9,076
Accounts receivable, net	5,944	5,944	5,127	5,127
Due from Ashford Trust OP	13,467	13,467	13,346	13,346
Due from Braemar OP	342	342	1,738	1,738
Investments in unconsolidated entities	500	500	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$21,596	$21,596	$20,529	$20,529
Due to affiliates	5,834	5,834	4,272	4,272
Other liabilities	23,489	23,489	9,076	9,076
Notes payable	13,217	13,257	11,947	12,040
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
Notes payable. The fair value of notes payable is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Commitments and Contingencies
Purchase Commitment—As of June 30, 2018, we had approximately $38.9 million of purchase commitments related to our Enhanced Return Funding Program with Ashford Trust which are contingent upon Ashford Trust acquiring additional hotels. See note 14.
Litigation—The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position or results of operations of the Company. However, the adjudication of legal proceedings are difficult to predict and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s financial position or results of operations could be materially adversely affected in future periods.
10. Equity
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Income) loss allocated to noncontrolling interests:
J&S	(82)	—	$(93)	$—
OpenKey	187	139	343	260
Pure Rooms	8	51	43	51
RED	5	—	(2)	—
Other (1)	—	—	—	(146)
Total net (income) loss allocated to noncontrolling interests	$118	$190	$291	$165
________

(1)	Represents noncontrolling interests primarily in the AQUA Fund, which was fully dissolved as of December 31, 2017.
11. Mezzanine Equity
Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings (1)	$(18)	$(4)	$(6)	$—
J&S	(295)	—	(650)	—
OpenKey	223	336	505	695
Total net (income) loss allocated to redeemable noncontrolling interests	$(90)	$332	$(151)	$695
________

(1)	Represents the 0.2% interest in Ashford LLC prior to our legal entity restructuring on April 6, 2017 and 0.2% interest in Ashford Holdings thereafter.
12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three and six months ended June 30, 2018 and 2017 are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity-based compensation
Stock option amortization (1)	$1,917	$1,938	$5,674	$3,537
Director and other non-employee equity grants expense (2)	355	250	395	250
Pre-spin equity grants expense (3)	—	11	—	684
Total equity-based compensation	$2,272	$2,199	$6,069	$4,471

Other equity-based compensation
REIT equity-based compensation (4)	$10,318	$3,289	$19,610	$2,006
	$12,590	$5,488	$25,679	$6,477
________
(1) As of June 30, 2018, the Company had approximately $15.2 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years. During the six months ended June 30, 2018, we recorded approximately $2.5 million of equity-based compensation expense related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018. Additionally, during the three and six months ended June 30, 2018, stock option amortization included $0 and $8,000, respectively, of amortization related to OpenKey stock options issued under OpenKey’s stock plan. For the three and six months ended June 30, 2017, amortization related to OpenKey stock options was $12,000 and $16,000, respectively.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4) REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. During the six months ended June 30, 2018, REIT equity-based compensation included $6.7 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018. See notes 2 and 14.
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
The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in fair value
Unrealized gain (loss)	$6,375	$1,673	$5,814	$(1,667)

Distributions
Fair value (1)	$54	$—	$134	$112
Shares (1)	1	—	2	2
________
(1) Distributions made to one participant.
As of June 30, 2018 and December 31, 2017 the carrying value of the DCP liability was $13.3 million and $19.3 million, respectively.
14. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust OP. The base fee is paid quarterly and is based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus, prior to June 26, 2018, the Key Money Asset Management Fee (defined in our amended and restated advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.50% and 0.70%per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly as a percentage of Ashford Trust’s total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the respective advisory agreement, subject to a minimum monthly base fee. At June 30, 2018, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar.

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
The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$8,862	$8,628	$17,466	$17,452
Reimbursable expenses (1)	1,997	2,662	3,526	4,229
Equity-based compensation (2)	8,940	2,954	15,685	3,356
Incentive advisory fee (3)	452	452	904	904
Total advisory services revenue	20,251	14,696	37,581	25,941

Audio visual revenue (10)	88	—	88	—

Other revenue
Investment management reimbursements (4)	329	543	511	960
Debt placement fees (5)	3,959	—	4,591	—
Claim management services (6)	18	—	36	—
Lease revenue (7)	167	167	335	223
Other services (8)	387	217	687	226
Total other revenue	4,860	927	6,160	1,409

Total revenue	$25,199	$15,623	$43,829	$27,350

REVENUE BY SEGMENT (9)
REIT advisory	$24,724	$15,406	$43,054	$27,124
J&S (10)	88	—	88	—
OpenKey	23	11	47	20
Corporate and other	364	206	640	206
Total revenue	$25,199	$15,623	$43,829	$27,350

COST OF REVENUES
Cost of audio visual revenues (10)	$836	$—	$1,190	$—
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and six months ended June 30, 2018, we recognized $384,000 and $586,000, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and six months ended June 30, 2017, we recognized $1.2 million and $1.3 million, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $1.1 million and $1.1 million, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(2)
Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the six months ended June 30, 2018, equity-based compensation revenue from Ashford Trust included $4.5 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018.

(3)
Incentive advisory fee for the three and six months ended June 30, 2018, includes the pro-rata portion of the third year installment of the 2016 incentive advisory fee, which is due in January 2019, and for the three and six months ended June 30, 2017, includes the pro-rata portion of the second year installment of the 2016 incentive advisory fee, which was paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Ashford Trust advisory agreement. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2015 measurement periods. See note 3.

(4)
Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(5)	Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(6)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

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

(10)
J&S primarily contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 2 for discussion of the audio visual revenue recognition policy.

At June 30, 2018 and December 31, 2017, we had a net receivable of $13.5 million and $13.3 million, respectively, due from Ashford Trust OP associated primarily with advisory services and other revenues, as discussed above.
The following table summarizes amounts due (to) from Ashford Trust OP related to each of our consolidated entities (in thousands):

	June 30, 2018	December 31, 2017
Ashford LLC	$16	$—
AIM	129	347
J&S	1,240	62
Pure Rooms	252	302
OpenKey	25	25
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Trust. The independent directors of the board of directors of each Ashford Inc. and Ashford Trust with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively. Under the ERFP Agreement, the Company has agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the ability to be increased up to $100 million based upon mutual agreement by the parties. On the date that Ashford Trust closes on a hotel acquisition, the Company is obligated to provide Ashford Trust 10% of the acquired hotel's purchase price in the form of furniture, fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust at no cost. In connection with Ashford Trust’s acquisition of a hotel on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of June 30, 2018, the Company had not yet purchased any FF&E under the ERFP Agreement. As a result, our outstanding ERFP obligation of $11.1 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of June 30, 2018. See note 14.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$2,312	$2,276	$4,419	$4,279
Reimbursable expenses (1)	499	533	919	1,082
Equity-based compensation (2)	1,378	335	3,925	(1,350)
Incentive advisory fee (3)	—	318	—	637
Other advisory revenue (4)	130	14	258	14
Total advisory services revenue	4,319	3,476	9,521	4,662

Other revenue
Debt placement fees (5)	1,000	—	1,000	—
Claims management services (6)	32	—	69	—
Lease revenue (7)	84	84	168	168
Other services (8)	208	—	419	—
Total other revenue	1,324	84	1,656	168

Total revenue	$5,643	$3,560	$11,177	$4,830

REVENUE BY SEGMENT (9)
REIT advisory	$5,435	$3,560	$10,758	$4,830
J&S (10)	—	—	—	—
OpenKey	11	—	16	—
Corporate and other	197	—	403	—
Total revenue	$5,643	$3,560	$11,177	$4,830
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and six months ended June 30, 2018, we recognized $29,000 and $44,000, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and six months ended June 30, 2017, we recognized $91,000 and $95,000, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $1.1 million and $1.1 million, respectively.

(2)
Equity-based compensation revenue is associated with equity grants of Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the six months ended June 30, 2018, equity-based compensation revenue from Braemar included $2.2 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018.

(3)
No incentive fee was recorded for the three and six months ended June 30, 2018, because Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods. For the three and six months ended June 30, 2017, incentive advisory fee includes the pro-rata portion of the third year installment of the 2015 incentive advisory fee, which was paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. See note 3.

(4)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

(5)	Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

subsidiary.

(6)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

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

(9)	See note 16 for discussion of segment reporting.

(10)
J&S primarily contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. For the three and six months ended June 30, 2018 and 2017, J&S had no cost of revenues for audio visual associated with Braemar.

At June 30, 2018 and December 31, 2017, we had receivables of $342,000 and $1.7 million, respectively, from Braemar OP associated with advisory services and other revenues, as discussed above. See note 2 for details regarding receivables held by our consolidated subsidiaries, due from our affiliates.
The following table summarizes amounts due from Braemar OP related to each of our consolidated entities (in thousands):

	June 30, 2018	December 31, 2017
Ashford LLC	$32	$—
Pure Rooms	39	50
OpenKey	3	6
RED	64	—
Ashford Trust and Braemar have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Braemar, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Braemar. These reimbursements are included in general and administrative expenses on the condensed consolidated statements of operations. The charges totaled $1.3 million and $2.5 million, for the three and six months ended June 30, 2018, respectively, and $1.2 million and $2.4 million, for the three and six months ended June 30, 2017, respectively. The amounts due under these arrangements as of June 30, 2018 and December 31, 2017, are included in “due to affiliates” on our condensed consolidated balance sheets.
Ashford Trust held a 16.30% and 16.23% and Braemar held an 8.21% and 0% noncontrolling interest in OpenKey as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, Ashford Trust invested $0 and $667,000, respectively, and Braemar invested $0 and $2.0 million, respectively in OpenKey. During the three and six months ended June 30, 2017, Ashford Trust invested $0 and $650,000, respectively, in OpenKey. Braemar held no investments in OpenKey during the three and six months ended June 30, 2017. See also notes 1, 2, 10, and 11.
 An officer of J&S owns the J&S headquarters property including the adjoining warehouse space. J&S leases this property for $300,000 per year, with escalating lease payments based on the Consumer Price Index. Rental expense for the three and six months ended June 30, 2018, was $84,000, and $168,000, respectively. We did not incur rental expense related to this lease for the three and six months ended June 30, 2017.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$8,960	$(6,709)	$3,237	$(9,094)
Less: Net income (loss) allocated to unvested shares	(38)	—	(14)	—
Undistributed net income (loss) allocated to common stockholders	8,922	(6,709)	3,223	(9,094)
Distributed and undistributed net income (loss) - basic	$8,922	$(6,709)	$3,223	$(9,094)
Effect of deferred compensation plan	(6,375)	(1,673)	(5,814)	—
Effect of contingently issuable shares	(223)	(336)	(505)	(695)
Distributed and undistributed net income (loss) - diluted	$2,324	$(8,718)	$(3,096)	$(9,789)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,095	2,019	2,094	2,017
Effect of deferred compensation plan shares	206	209	103	—
Effect of contingently issuable shares	26	37	22	34
Effect of assumed exercise of stock options	160	—	—	—
Weighted average common shares outstanding – diluted	2,487	2,265	2,219	2,051

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$4.26	$(3.32)	$1.54	$(4.51)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$0.93	$(3.85)	$(1.40)	$(4.77)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to unvested restricted shares	$38	$—	$14	$—
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	18	4	6	—
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	295	—	650	—
Total	$351	$4	$670	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	9	—	9	—
Effect of assumed exercise of stock options	—	—	197	—
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of contingently issuable shares	50	—	38	—
Total	63	4	248	4

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) J&S, which provides event technology and creative communications solutions services, (b) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (c) Pure Rooms, which provides “allergy friendly” premium rooms in the hospitality industry, and (d) RED, a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. OpenKey, Pure Rooms and RED operating segments do not individually meet the accounting criteria for separate disclosure as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have three reportable segments: REIT Advisory, J&S and OpenKey. We combine the operating results of Pure Rooms and RED into an “all other” category, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities. As of June 30, 2018, there were no material intercompany revenues or expenses between our operating segments.
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
Certain information concerning our segments for the three and six months ended June 30, 2018, and 2017 is presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	REIT Advisory	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$24,570	$—	$—	$—	$24,570	$18,172	$—	$—	$—	$18,172
Audio visual	—	23,376	—	—	23,376	—	—	—	—	—
Other	5,587	—	153	1,125	6,865	794	—	43	630	1,467
Total revenue	30,157	23,376	153	1,125	54,811	18,966	—	43	630	19,639
EXPENSES
Depreciation and amortization	369	489	7	328	1,193	367	—	6	214	587
Impairment	—	—	—	—	—	1,041	—	—	31	1,072
Other operating expenses (1)	12,814	20,708	903	8,323	42,748	6,484	—	849	9,229	16,562
Total expenses	13,183	21,197	910	8,651	43,941	7,892	—	855	9,474	18,221
OPERATING INCOME (LOSS)	16,974	2,179	(757)	(7,526)	10,870	11,074	—	(812)	(8,844)	1,418
Interest expense	—	(144)	—	(17)	(161)	—	—	—	(6)	(6)
Amortization of loan costs	—	(12)	(7)	(5)	(24)	—	—	(4)	(5)	(9)
Interest income	—	—	—	73	73	—	—	—	38	38
Other income (expense)	27	(256)	—	8	(221)	—	—	—	(29)	(29)
INCOME (LOSS) BEFORE INCOME TAXES	17,001	1,767	(764)	(7,467)	10,537	11,074	—	(816)	(8,846)	1,412
Income tax (expense) benefit	(3,003)	(502)	—	1,900	(1,605)	(4,054)	—	—	(4,589)	(8,643)
NET INCOME (LOSS)	$13,998	$1,265	$(764)	$(5,567)	$8,932	$7,020	$—	$(816)	$(13,435)	$(7,231)
________

(1)
Other operating expenses includes salaries and benefits, cost of revenues for audio visual and general and administrative expenses. REIT Advisory amounts represent expenses for which there is generally a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	REIT Advisory	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$47,102	$—	$—	$—	$47,102	$30,603	$—	$—	$—	$30,603
Audio visual	—	46,686	—	—	46,686	—	—	—	—	—
Other	6,708	—	472	2,011	9,191	1,351	—	68	630	2,049
Total revenue	53,810	46,686	472	2,011	102,979	31,954	—	68	630	32,652
EXPENSES
Depreciation and amortization	759	943	13	518	2,233	626	—	11	418	1,055
Impairment	1,919	—	—	—	1,919	1,041	—	—	31	1,072
Other operating expenses (1)	24,055	40,511	2,074	26,353	92,993	7,317	—	1,674	22,252	31,243
Total operating expenses	26,733	41,454	2,087	26,871	97,145	8,984	—	1,685	22,701	33,370
OPERATING INCOME (LOSS)	27,077	5,232	(1,615)	(24,860)	5,834	22,970	—	(1,617)	(22,071)	(718)
Interest expense	—	(283)	—	(21)	(304)	—	—	—	(6)	(6)
Amortization of loan costs	—	(24)	(13)	(10)	(47)	—	—	(4)	(5)	(9)
Interest income	—	—	—	185	185	—	—	—	71	71
Other income (expense)	46	(314)	(1)	9	(260)	—	—	(8)	(11)	(19)
INCOME (LOSS) BEFORE INCOME TAXES	27,123	4,611	(1,629)	(24,697)	5,408	22,970	—	(1,629)	(22,022)	(681)
Income tax (expense) benefit	(5,266)	(1,248)	—	4,203	(2,311)	(8,352)	—	—	(921)	(9,273)
NET INCOME (LOSS)	$21,857	$3,363	$(1,629)	$(20,494)	$3,097	$14,618	$—	$(1,629)	$(22,943)	$(9,954)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Subsequent Events
On August 7, 2018, at a Special Meeting of Stockholders, Ashford shareholders voted to approve certain matters related to Ashford’s acquisition of the Project Management business of Remington Holdings, L.P. (“Remington”), including the issuance of 8,120,000 shares of newly created convertible preferred stock (“Series B Preferred Stock”).
On August 8, 2018, we acquired the Project Management business from Remington for a total transaction value of $203 million. The purchase price was paid by issuing the Series B Preferred Stock to the sellers of the Project Management business. The Series B Preferred Stock has a conversion price of $140 per share and, if converted immediately after the consummation of the transaction, would convert into 1,450,000 shares of our common stock. Dividends on the Series B Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Voting rights are on an as-converted basis and the holders of the Series B Preferred Stock have a voting limit of 25% of Ashford Inc.'s voting securities for five years. Upon closing, Ashford Inc. is responsible to reimburse up to $5.0 million of transaction costs incurred by Remington, or certain of its subsidiaries, and other related seller parties. Upon closing of the transaction, the sellers will have the right to nominate two directors to Ashford Inc.'s Board of Directors. Remington is owned by Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr. Ashford Inc.'s Board of Directors formed a special committee of independent and disinterested directors to analyze and negotiate the transaction on behalf of Ashford Inc. and deliver a recommendation to its Board of Directors with respect to the transaction. The results of operations of the Project Management business are expected to be included in our condensed consolidated financial statements from the date of acquisition beginning in the third quarter of 2018. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company” and Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington Lodging, Braemar and Ashford Trust, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•	the possibility that we may not realize any or all of the anticipated benefits from the transaction to acquire the Project Management business of Remington;

•	disruptions from the transaction to acquire the Project Management business of Remington may harm relationships with customers, employees and regulators;

•	unexpected costs to acquire the Project Management business of Remington may be incurred; and

•	changes in our stock price prior to the closing of the transaction to acquire the Project Management business of Remington and following the transaction.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements under “Item 1A. Risk Factors” of our 2017 10-K, the risk factors set forth under “Risk Factors- Risks related to the Transactions” in our Definitive Proxy Statement dated and filed with the SEC on July 12, 2018, the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
Ashford Inc. is a Maryland corporation formed on April 2, 2014, and became a public company on November 12, 2014, when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of August 7, 2018, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 28.4% of our company. Braemar holds approximately 195,000 shares, which represents an approximate 9.2% ownership interest in Ashford Inc.
Our principal business objective is to provide asset management and other advisory services to other entities. The Company seeks to grow in three primary areas; (i) expanding its existing platforms accretively and accelerating performance to earn incentive fees; (ii) creating new platforms for additional base and incentive fees; and (iii) investing in or incubating strategic businesses that may achieve accelerated growth by conducting business with our existing platforms and by leveraging our deep knowledge and extensive relationships within the hospitality sector. Currently, we, through our operating subsidiary Ashford LLC, act as the advisor to Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services that we believe are necessary to assist each of Ashford Trust and Braemar in conducting its business. We are not responsible, but may in the future be responsible, for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the property management companies that operate the hotel properties owned by Ashford Trust and Braemar.
For the trailing twelve months ended June 30, 2018, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the Fifth Amended and Restated Advisory Agreement was $7.2 million.
Recent Developments
On January 2, 2018, the Company granted 8,962 shares of restricted common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding membership interests in OpenKey, Inc. The restricted common stock was granted pursuant to the exemption from the registration requirements under Section 4(a)(2) of the Securities Act and are subject to a three year vesting cliff from the grant date.
On March 12, 2018, the Board of Directors of Ashford Inc. appointed Mr. J. Robison Hays, III, as Co-President and Chief Strategy Officer of the Company, appointed Mr. Jeremy J. Welter as Co-President and Chief Operating Officer of the Company, and appointed David A. Brooks as Chief Transactions Officer, General Counsel and Secretary of the Company, effective March 12, 2018. Also on March 12, 2018, Mr. Douglas A. Kessler ceased to serve as the Company’s President and was appointed to serve as Senior Managing Director of the Company, and Mr. David A. Brooks ceased to serve as the Company’s Chief Operating Officer. On April 2, 2018, Ashford Inc. announced the passing of long-time executive David A. Brooks, who served in multiple leadership roles with the Company since 2003.
On March 21, 2018, Ashford Inc. entered into the First Amendment (the “Amendment”) to the Credit Agreement dated March 1, 2018 (the “Credit Facility”), with Ashford Hospitality Holdings LLC, a subsidiary of Ashford Inc., Bank of America, N.A., as administrative agent and letters of credit issuer, and the lenders from time to time party thereto. The Amendment is effective as of March 1, 2018, which is the date the Credit Facility became effective. Pursuant to the Amendment, the financial covenant of consolidated tangible net worth was replaced with the consolidated net worth, and Ashford Inc. is required to maintain consolidated net worth not less than 75% of the consolidated net worth as of December 31, 2017, plus 75% of the net equity proceeds of any future equity issuances by Ashford Inc.

On April 4, 2018, the Board of Directors of Ashford Inc. approved the updated form of Amended and Restated Indemnification Agreement to be entered into by the Company and each of its directors and officers.
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
On June 25, 2018, Ashford Inc. announced that it was added as a member of the U.S. small-cap Russell 2000® Index and the U.S. broad-market Russell 3000® Index at the conclusion of the Russell indexes annual reconstitution, effective after the market closed on June 22, 2018.
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Trust. The independent directors of the board of directors of each Ashford Inc. and Ashford Trust with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively. Under the ERFP Agreement, the Company has agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the ability to be increased up to $100 million based upon mutual agreement by the parties. On the date that Ashford Trust closes on a hotel acquisition, the Company is obligated to provide Ashford Trust 10% of the acquired hotel's purchase price in the form of furniture, fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust at no cost. In connection with Ashford Trust’s acquisition of a hotel on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of June 30, 2018, the Company had not yet purchased any FF&E under the ERFP Agreement. As a result, our outstanding ERFP obligation of $11.1 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of June 30, 2018. See note 14 to our condensed consolidated financial statements.
On August 7, 2018, at a Special Meeting of Stockholders, Ashford shareholders voted to approve certain matters related to Ashford’s acquisition of the Project Management business of Remington Holdings, L.P. (“Remington”), including the issuance of 8,120,000 shares of newly created convertible preferred stock (“Series B Preferred Stock”).
On August 8, 2018, we acquired the Project Management business from Remington for a total transaction value of $203 million. The purchase price was paid by issuing the Series B Preferred Stock to the sellers of the Project Management business. The Series B Preferred Stock has a conversion price of $140 per share and, if converted immediately after the consummation of the transaction, would convert into 1,450,000 shares of our common stock. Dividends on the Series B Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Voting rights are on an as-converted basis and the holders of the Series B Preferred Stock have a voting limit of 25% of Ashford Inc.'s voting securities for five years. Upon closing, Ashford Inc. is responsible to reimburse up to $5.0 million of transaction costs incurred by Remington, or certain of its subsidiaries, and other related seller parties. Upon closing of the transaction, the sellers will have the right to nominate two directors to Ashford Inc.'s Board of Directors. Remington is owned by Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr. Ashford Inc.'s Board of Directors formed a special committee of independent and disinterested directors to analyze and negotiate the transaction on behalf of Ashford Inc. and deliver a recommendation to its Board of Directors with respect to the transaction. The results of operations of the Project Management business are expected to be included in our condensed consolidated financial statements from the date of acquisition beginning in the third quarter of 2018. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations.
In connection with the acquisition, on August 8, 2018, Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent entered into a new Rights Agreement. Pursuant to the Rights Agreement, each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock of the Company at a price of $275 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment (each as defined under the Rights Agreement). The Amended and Restated Rights Agreement of Ashford Inc. in effect prior to the acquisition of the Project Management business is no longer in effect.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and its majority-owned subsidiaries and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
REVENUE
Advisory services	$24,570	$18,172	$6,398	35.2%
Audio visual	23,376	—	23,376
Other	6,865	1,467	5,398	368.0%
Total revenue	54,811	19,639	35,172	179.1%
EXPENSES
Salaries and benefits	15,710	11,364	(4,346)	(38.2)%
Cost of revenues for audio visual	17,021	—	(17,021)
Depreciation and amortization	1,193	587	(606)	(103.2)%
General and administrative	9,125	4,947	(4,178)	(84.5)%
Impairment	—	1,072	1,072	100.0%
Other	892	251	(641)	(255.4)%
Total expenses	43,941	18,221	(25,720)	(141.2)%
OPERATING INCOME (LOSS)	10,870	1,418	9,452	666.6%
Interest expense	(161)	(6)	(155)	(2,583.3)%
Amortization of loan costs	(24)	(9)	(15)	(166.7)%
Interest income	73	38	35	92.1%
Unrealized gain (loss) on investments	—	78	(78)	(100.0)%
Realized gain (loss) on investments	—	(94)	94	100.0%
Other income (expense)	(221)	(13)	(208)	(1,600.0)%
INCOME (LOSS) BEFORE INCOME TAXES	10,537	1,412	9,125	646.2%
Income tax (expense) benefit	(1,605)	(8,643)	7,038	81.4%
NET INCOME (LOSS)	8,932	(7,231)	16,163	223.5%
(Income) loss from consolidated entities attributable to noncontrolling interests	118	190	(72)	(37.9)%
Net (income) loss attributable to redeemable noncontrolling interests	(90)	332	(422)	(127.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$8,960	$(6,709)	$15,669	233.6%
Net Income (Loss) Attributable to the Company. Net income attributable to the Company increased $15.7 million, or 233.6%, to $9.0 million for the three months ended June 30, 2018 (“the 2018 quarter”) compared to the three months ended June 30, 2017 (“the 2017 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $35.2 million, or 179.1%, to $54.8 million for the 2018 quarter compared to the 2017 quarter. The increase was driven primarily by increases of $11.2 million in REIT advisory revenue, which includes $5.0 million in debt placement fees earned by Lismore, our subsidiary, due to an unusually high volume of debt financings during the quarter, $23.4 million in audio visual revenues from the November 2017 acquisition of J&S, $111,000 in revenue from OpenKey and $494,000 in other services revenue from Pure Rooms and RED. See notes 3 and 14 to our condensed consolidated financial statements. The changes in total revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$11,174	$10,904	$270	2.5%
Incentive advisory fee (2)	452	770	(318)	(41.3)%
Reimbursable expenses (3)	2,496	3,195	(699)	(21.9)%
Non-cash stock/unit-based compensation (4)	10,318	3,289	7,029	213.7%
Other advisory revenue (5)	130	14	116	828.6%
Total advisory services revenue (11)	24,570	18,172	6,398	35.2%

Audio visual revenue (6)	23,376	—	23,376

Other revenue:
Investment management reimbursements (7) (11)	329	543	(214)	(39.4)%
Debt placement fees (8) (11)	4,959	—	4,959
Claims management services (11) (12)	50	—	50
Lease revenue (9) (11)	251	251	—	—%
Other services (10)	1,276	673	603	89.6%
Total other revenue	6,865	1,467	5,398	368.0%

Total revenue	$54,811	$19,639	$35,172	179.1%

REVENUE BY SEGMENT (13)
REIT advisory	$30,157	$18,966	$11,191	59.0%
J&S	23,376	—	23,376
OpenKey	153	42	111	264.3%
Corporate and other	1,125	631	494	78.3%
Total revenue	$54,811	$19,639	$35,172	179.1%
________

(1)	The increase in base advisory fee is due to higher revenue of $234,000 from Ashford Trust and higher revenue of $36,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $318,000 from Braemar. The incentive advisory fee for the 2018 quarter includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000 for which payment is due January 2019. The incentive advisory fee for the 2017 quarter includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000, which was paid in January 2018, as well as the pro-rata portion of the third year installment of the Braemar 2015 incentive advisory fee in the amount of $318,000, which was also paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2015 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The decrease in reimbursable expenses revenue is due to lower revenue of $665,000 from Ashford Trust and lower revenue of $34,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended June 30, 2017, we recognized $1.2 million of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software in the amount of $1.1 million. See note 14 to our condensed consolidated financial statements.

(4)
The increase in non-cash stock/unit-based compensation revenue is due to higher revenue of $6.0 million from Ashford Trust and higher revenue of $1.0 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.”

(5)
The increase in other advisory revenue is due to higher revenue of $116,000 from Braemar as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized over the initial ten-year term of the agreement.

(6)	The increase in audio visual revenue is due to higher revenue of $23.3 million, as a result of our acquisition of J&S.

(7)
The decrease in investment management reimbursements is due to lower revenue of $214,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(8)
The increase in debt placement fee revenue is due to higher revenue of $4.0 million from Ashford Trust and higher revenue of $1.0 million from Braemar. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(9)
In connection with our key money transactions with our managed REITs, we lease furniture, fixtures and equipment to Ashford Trust and Braemar at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is due to higher revenue of $170,000 from Ashford Trust, higher revenue of $208,000 from Braemar and higher revenue of $225,000 from third parties. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, Pure Rooms, OpenKey and RED, to Ashford Trust, Braemar and other third parties.

(11)	Indicates REIT advisory revenue.

(12)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(13)	See note 16 for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $4.3 million, or 38.2%, to $15.7 million for the 2018 quarter compared to the 2017 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change
Cash salaries and benefits:
Salary expense	$5,764	$4,962	$802
Bonus expense	3,074	2,161	913
Benefits related expenses	1,012	676	336
Total cash salaries and benefits (1)	9,850	7,799	2,051
Non-cash equity-based compensation:
Stock option grants	1,917	1,938	(21)
Pre spin-off Ashford Trust equity grants (2)	—	11	(11)
Ashford Trust & Braemar equity grants (3)	10,318	3,289	7,029
Total non-cash equity-based compensation	12,235	5,238	6,997
Non-cash (gain) loss in deferred compensation plan (4)	(6,375)	(1,673)	(4,702)
Total salaries and benefits	$15,710	$11,364	$4,346
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. The acquisition of J&S in November 2017 contributed $1.6 million to the increase over the 2017 quarter.

(2)
As a result of our spin-off in 2014 from Ashford Trust, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we continued to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. See notes 2 and 12 to our condensed consolidated financial statements.

(3)
Equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The increase is also driven by an increase in the fair value of equity grants. See notes 2 and 12 to our condensed consolidated financial statements.

(4)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. Gains in the second quarter of 2018 and 2017 are primarily attributable to a decrease in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $17.0 million during the 2018 quarter compared to $0 for the 2017 quarter, due to costs associated with audio visual revenues from the acquisition of J&S which occurred in November 2017.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $606,000, or 103.2%, to $1.2 million for the 2018 quarter compared to the 2017 quarter, primarily as a result of furniture, fixtures and equipment additions related to software implementation, key money assets and the November 2017 J&S acquisition. The increase was also due to the amortization of intangible assets related to the November 2017 acquisition of J&S. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2018 quarter excludes depreciation expense related to audio visual rental pool equipment of $689,000 which is included in cost of revenues for audio visual.

General and Administrative Expense. General and administrative expenses increased $4.2 million, or 84.5%, to $9.1 million for the 2018 quarter compared to the 2017 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change
Professional fees (1)	$4,495	$2,642	$1,853
Office expense (2)	2,211	884	1,327
Public company costs	301	302	(1)
Director costs	610	407	203
Travel and other expense (2)	1,490	677	813
Non-capitalizable costs - software implementation	18	35	(17)
Total general and administrative	$9,125	$4,947	$4,178
________

(1)	The increase in expense is primarily due to increases in legal fees related to the acquisition of the Project Management business of Remington and our investments in J&S and RED.

(2)	The increase in expense is primarily due to our investments in J&S and RED.
Impairment. Impairment of capitalized software implementation costs was $0 during the 2018 quarter compared to $1.1 million for the 2017 quarter. See notes 2 and 14 to our condensed consolidated financial statements.
Other. Other operating expense was $892,000 and $251,000 for the 2018 quarter and the 2017 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, Pure Rooms and RED as well as expense from the increase in fair value of contingent consideration related to the J&S acquisition. See note 7 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $161,000 and $6,000 for the 2018 quarter and the 2017 quarter, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $24,000 and $9,000 for the 2018 quarter and the 2017 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $73,000 and $38,000 for the 2018 quarter and the 2017 quarter, respectively.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0 for the 2018 quarter and $78,000 for the 2017 quarter, primarily related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 for the 2018 quarter and $94,000 in the 2017 quarter. The realized loss on investments is related to options on futures contracts and investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Other Income (Expense). Other expense was $221,000 and $13,000 in the 2018 quarter and the 2017 quarter, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased $7.0 million, from $8.6 million in the 2017 quarter to $1.6 million in the 2018 quarter. Current tax expense increased $1.6 million, from a benefit of $27,000 in the 2017 quarter to $1.6 million in the 2018 quarter, due to higher taxable income which was primarily the result of higher pretax income. Deferred tax expense decreased $8.7 million from $8.7 million in the 2017 quarter to $0 in the 2018 quarter primarily due to the April 2017 legal entity restructuring of the Company that resulted in fully reserved deferred tax assets.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $118,000 in the 2018 quarter and $190,000 in the 2017 quarter. See notes 2 and 14 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated income of $90,000 in the 2018 quarter and a loss of $332,000 in the 2017 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. Prior to April 6, 2017, the noncontrolling interests represented ownership interests in Ashford LLC. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 11, and 14 to our condensed consolidated financial statements.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
REVENUE
Advisory services	$47,102	$30,603	$16,499	53.9%
Audio visual	46,686	—	46,686
Other	9,191	2,049	7,142	348.6%
Total revenue	102,979	32,652	70,327	215.4%
EXPENSES
Salaries and benefits	42,227	22,396	(19,831)	(88.5)%
Cost of revenues for audio visual	33,608	—	(33,608)
Depreciation and amortization	2,233	1,055	(1,178)	(111.7)%
General and administrative	15,420	8,596	(6,824)	(79.4)%
Impairment	1,919	1,072	(847)	(79.0)%
Other	1,738	251	(1,487)	(592.4)%
Total expenses	97,145	33,370	(63,775)	(191.1)%
OPERATING INCOME (LOSS)	5,834	(718)	6,552	912.5%
Interest expense	(304)	(6)	(298)	(4,966.7)%
Amortization of loan costs	(47)	(9)	(38)	(422.2)%
Interest income	185	71	114	160.6%
Dividend income	—	93	(93)	(100.0)%
Unrealized gain (loss) on investments	—	203	(203)	(100.0)%
Realized gain (loss) on investments	—	(294)	294	100.0%
Other income (expense)	(260)	(21)	(239)	(1,138.1)%
INCOME (LOSS) BEFORE INCOME TAXES	5,408	(681)	6,089	894.1%
Income tax (expense) benefit	(2,311)	(9,273)	6,962	75.1%
NET INCOME (LOSS)	3,097	(9,954)	13,051	131.1%
(Income) loss from consolidated entities attributable to noncontrolling interests	291	165	126	76.4%
Net (income) loss attributable to redeemable noncontrolling interests	(151)	695	(846)	(121.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$3,237	$(9,094)	$12,331	135.6%
Net Income (Loss) Attributable to the Company. Net income attributable to the Company increased by $12.3 million, or 135.6%, to $3.2 million for the six months ended June 30, 2018 (“2018 period”) compared to the six months ended June 30, 2017 (“2017 period”) as a result of the factors discussed below.

Total Revenue. Total revenue increased by $70.3 million, or 215.4%, to $103.0 million for the 2018 period compared to the 2017 period. The increase was driven by an increase of $21.9 million in REIT advisory revenue, which is primarily a result of a $17.6 million increase in non-cash stock/unit-based compensation and $5.0 million in debt placement fees earned by Lismore, our subsidiary, due to an unusually high volume of debt financings during the second quarter of 2018, $46.7 million in audio visual revenues from the acquisition of J&S, an increase of $405,000 in revenue from OpenKey and an increase of $1.4 million in other services revenue from Pure Rooms and RED. See notes 3 and 14 to our condensed consolidated financial statements. The changes in total revenue consisted of the following (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$21,885	$21,731	$154	0.7%
Incentive advisory fee (2)	904	1,541	(637)	(41.3)%
Reimbursable expenses (3)	4,445	5,311	(866)	(16.3)%
Non-cash stock/unit-based compensation (4)	19,610	2,006	17,604	877.6%
Other advisory revenue (5)	258	14	244	1,742.9%
Total advisory services revenue (11)	47,102	30,603	16,499	53.9%

Audio visual revenue (6)	46,686	—	46,686

Other revenue:
Investment management reimbursements (7) (11)	511	960	(449)	(46.8)%
Debt placement fees (8) (11)	5,591	—	5,591
Claims management services (11) (12)	105	—	105
Lease revenue (9) (11)	503	391	112	28.6%
Other services (10)	2,481	698	1,783	255.4%
Total other revenue	9,191	2,049	7,142	348.6%

Total revenue	$102,979	$32,652	$70,327	215.4%

REVENUE BY SEGMENT (13)
REIT advisory	$53,810	$31,954	$21,856	68.4%
J&S	46,686	—	46,686
OpenKey	472	67	405	604.5%
Corporate and other	2,011	631	1,380	218.7%
Total revenue	$102,979	$32,652	$70,327	215.4%
________

(1)	The increase in base advisory fee is due to higher revenue of $14,000 from Ashford Trust and higher revenue of $140,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $637,000 from Braemar. The incentive advisory fee for 2018 period includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $904,000 for which payment is due January 2019. The incentive advisory fee for 2017 period includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $904,000, which was paid in January 2018, as well as the pro-rata portion of the third year installment of the Braemar 2015 incentive advisory fee in the amount of $637,000, which was also paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2015 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The decrease in reimbursable expenses revenue is due to lower revenue of $703,000 from Ashford Trust and lower revenue of $163,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the six months ended June 30, 2017, we recognized $1.3 million of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software in the amount of $1.1 million. See note 14 to our condensed consolidated financial statements.

(4)
The increase in non-cash stock/unit-based compensation revenue is due to higher revenue of $12.3 million from Ashford Trust and higher revenue of $5.3 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2018 period, $6.7 million of non-cash stock/unit-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018.

(5)
The increase in other advisory revenue is due to higher revenue of $244,000 from Braemar as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized over the initial ten-year term of the agreement.

(6)	The increase in audio visual revenue is due to higher revenue of $46.7 million, as a result of our acquisition of J&S.

(7)
The decrease in investment management reimbursements is due to lower revenue of $449,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(8)
The increase in debt placement fee revenue is due to higher revenue of $4.6 million from Ashford Trust and higher revenue of $1.0 million from Braemar. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(9)
In connection with our key money transactions with our managed REITs, we lease furniture, fixtures and equipment to Ashford Trust and Braemar at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is due to higher revenue of $461,000 from Ashford Trust, higher revenue of $419,000 from Braemar and higher revenue of $903,000 from third parties. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey, Pure Rooms and RED, to Ashford Trust, Braemar and other third parties.

(11)	Indicates REIT advisory revenue.

(12)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(13)	See note 16 for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $19.8 million, or 88.5%, to $42.2 million for 2018 period compared to 2017 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change
Cash salaries and benefits:
Salary expense	$12,022	$9,562	$2,460
Bonus expense	7,549	3,251	4,298
Benefits related expenses	3,186	1,689	1,497
Total cash salaries and benefits (1)	22,757	14,502	8,255
Non-cash equity-based compensation:
Stock option grants (2)	5,674	3,537	2,137
Pre spin-off Ashford Trust equity grants (3)	—	684	(684)
Ashford Trust & Braemar equity grants (4)	19,610	2,006	17,604
Total non-cash equity-based compensation	25,284	6,227	19,057
Non-cash (gain) loss in deferred compensation plan (5)	(5,814)	1,667	(7,481)
Total salaries and benefits	$42,227	$22,396	$19,831
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. Cash salaries and benefits recorded in 2018 period included $1.3 million of severance costs and $716,000 of additional bonus expense recorded upon receiving approval from the board of directors in the first quarter of 2018. The acquisition of J&S in November 2017 contributed $2.9 million to the increase over 2017 period.

(2)
The increase is primarily due to $2.5 million of expense related to the accelerated vesting of stock option awards upon the passing of one of our executive officers, in accordance with the terms of the awards, partially offset by forfeitures. See notes 2, 12 and 14 to our condensed consolidated financial statements.

(3)
As a result of our spin-off in 2014 from Ashford Trust, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we continued to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. See notes 2 and 12 to our condensed consolidated financial statements.

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

(5)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2018 period and the loss in the 2017 period are primarily attributable to decreases and increases, respectively, in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $33.6 million during 2018 period compared to $0 for 2017 period, due to new costs associated with new audio visual revenues from the acquisition of J&S which occurred in November 2017.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.2 million, or 111.7%, to $2.2 million for 2018 period compared to 2017 period, primarily as a result of furniture, fixtures and equipment additions related to software implementation, key money assets and the November 2017 J&S acquisition. The increase was also due to the amortization of intangible assets related to the November 2017 acquisition of J&S. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for 2018 period excludes depreciation expense related to audio visual equipment of $1.3 million which is included in cost of revenues for audio visual.

General and Administrative Expense. General and administrative expenses increased by $6.8 million, or 79.4%, to $15.4 million for 2018 period compared to 2017 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change
Professional fees (1)	$6,981	$4,522	$2,459
Office expense (2)	4,160	1,525	2,635
Public company costs	531	575	(44)
Director costs	885	543	342
Travel and other expense (2)	2,818	1,337	1,481
Non-capitalizable costs - software implementation	45	94	(49)
Total general and administrative	$15,420	$8,596	$6,824
________

(1)	The increase in expense is primarily due to increases in legal fees related to the acquisition of the Project Management business of Remington and our investments in J&S and RED.

(2)	The increase in expense is primarily due to our investments in J&S and RED.
Impairment. Impairment of capitalized software implementation costs was $1.9 million during 2018 period compared to $1.1 million for 2017 period. See notes 2 and 14 to our condensed consolidated financial statements.
Other. Other operating expense was $1.7 million and $251,000 for 2018 period and 2017 period, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, Pure Rooms and RED as well as expense from the increase in fair value of contingent consideration related to the J&S acquisition. See note 7 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $304,000 and $6,000 for 2018 period and 2017 period, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $47,000 and $9,000 for 2018 period and 2017 period, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $185,000 and $71,000 for 2018 period and 2017 period, respectively.
Dividend Income. Dividend income was $0 and $93,000 for 2018 period and 2017 period, respectively, related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0 for 2018 period and $203,000 for 2017 period, primarily related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 for 2018 period and $294,000 in 2017 period. The realized loss on investments is related to options on futures contracts and investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Other Income (Expense). Other expense was $260,000 and $21,000 in 2018 period and 2017 period, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased by $7.0 million, from $9.3 million in 2017 period to $2.3 million in 2018 period. Current tax expense decreased by $960,000, from $3.3 million in 2017 period to $2.3 million in 2018 period, due to lower taxable income which was primarily the result of higher pretax loss and deductions for bonus depreciation. Deferred tax expense decreased by $6.0 million from $6.0 million in 2017 period to $0 in 2018 period due to the April 2017 legal entity restructuring of the Company that resulted in fully reserved deferred tax assets.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $291,000 in the 2018 period and a loss of $165,000 in the 2017 period. See notes 2 and 14 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated income of $151,000 in the 2018 period and a loss of $695,000 in the 2017 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. Prior to April 6, 2017, the noncontrolling interests represented ownership interests in Ashford LLC. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 11, and 14 to our condensed consolidated financial statements.
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
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Trust. The independent directors of the board of directors of each Ashford Inc. and Ashford Trust with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively. Under the ERFP Agreement, the Company has agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the ability to be increased up to $100 million based upon mutual agreement by the parties. On the date that Ashford Trust closes on a hotel acquisition, the Company is obligated to provide Ashford Trust 10% of the acquired hotel's purchase price in the form of furniture, fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust at no cost. In connection with Ashford Trust’s acquisition of a hotel on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of June 30, 2018, the Company had not yet purchased any FF&E under the ERFP Agreement. As a result, our outstanding ERFP obligation of $11.1 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of June 30, 2018. See note 14 to our condensed consolidated financial statements.
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan are held in an escrow account, which is included in our consolidated balance sheet within “other assets” as of June 30, 2018. The term loan bears interest at the Prime Rate plus 1.75% and matures on April 5, 2025. The revolving credit facility bears interest at the Prime Rate plus 1.75% and matures on March 5, 2019. During the six months ended June 30, 2018, $15,000 was drawn on the revolving credit facility. As of June 30, 2018, $235,000 was available under the revolving credit facility.
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate size of $75 million. At June 30, 2018, there were no outstanding borrowings under the facility.
On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased during the six months ended June 30, 2018.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $207,000 and $226,000, respectively, are included as a reduction to notes payable on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at June 30, 2018 and December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the six months ended June 30, 2018, $10.2 million was drawn and approximately $10.0 million of payments were made on the revolving credit facility. As of June 30, 2018, approximately $2.0 million of credit was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. As of June 30, 2018, our J&S operating subsidiary was in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million draw term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the six months ended June 30, 2018, $1.2 million was drawn on the equipment note and no amounts were outstanding on the draw term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement for a line of credit in the amount of $1.5 million. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which will be amortized over the term of the line of credit.
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
Certain segments of our business is capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources.
Sources and Uses of Cash
As of June 30, 2018 and December 31, 2017, we had $40.9 million and $36.5 million of cash and cash equivalents, respectively, and $12.4 million and $9.1 million of restricted cash, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $12.3 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. The higher cash flows provided by operating activities in the six months ended June 30, 2018, was primarily due to increased earnings in the current year as well as the timing of payments to vendors and timing of operating subsidiaries’ receipt of revenues. In connection with our Fourth Amended and Restated Braemar Advisory Agreement, we received a $5.0 million cash payment in June 2017 from Braemar which positively impacted operating cash flows in the six months ended June 30, 2017.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2018, investing activities used net cash flows of $8.2 million, which is attributable to purchases of furniture, fixtures and equipment, including audio visual equipment and computer software, of $4.5 million and $3.7 million in payments for assets related to RED Hospitality and Leisure LLC. For the six months ended June 30, 2017, investing activities used net cash flows of $330,000, which was attributable to purchases of computer software, furniture, fixtures and equipment of $474,000, partially offset by proceeds from disposal of furniture, fixtures and equipment, net of $15,000 and $129,000 of cash acquired in the acquisition of Pure Rooms.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2018, net cash flows provided by financing activities were $3.7 million. These cash flows consisted of $2.7 million of contributions from noncontrolling interests in a consolidated entity, $1.8 million of proceeds from borrowings on notes payable, $201,000 of net borrowings on the J&S revolving credit facility, and net repayments in advances to employees of $45,000 associated with tax withholdings for restricted stock vestings, partially offset by $939,000 of payments on notes payable and capital leases, $14,000 in distributions to non-controlling interests, and $15,000 of loan cost payments. For the six months ended June 30, 2017, net cash flows used in financing activities was $54.6 million. These cash outflows consisted of $55.1 million of distributions to noncontrolling interests in consolidated entities, $38,000 of payments on note payable, $28,000 of loan cost payments, $24,000 for the repurchase of common stock and net advances to employees of $93,000 associated with tax withholdings for restricted stock vestings, partially offset by $650,000 of contributions from noncontrolling interests in a consolidated entity.

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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2017, outside the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K, except as noted below.
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Trust. The independent directors of the board of directors of each Ashford Inc. and Ashford Trust with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively. Under the ERFP Agreement, the Company has agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the ability to be increased up to $100 million based upon mutual agreement by the parties. On the date that Ashford Trust closes on a hotel acquisition, the Company is obligated to provide Ashford Trust 10% of the acquired hotel's purchase price in the form of furniture, fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust at no cost. In connection with Ashford Trust’s acquisition of a hotel on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of June 30, 2018, the Company had not yet purchased any FF&E under the ERFP Agreement. As a result, our outstanding ERFP obligation of $11.1 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of June 30, 2018. See note 14 to our condensed consolidated financial statements.
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
Interest Rate Risk-At June 30, 2018, our total indebtedness of $13.2 million included $12.5 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2018, would be approximately $125,000 annually. Interest rate changes have no impact on the remaining $755,000 of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in J&S Audiovisual, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of June 30, 2018, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $148,000 for the six months ended June 30, 2018. Operations in the Dominican Republic are not material.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position or results of operations of the Company. However, the adjudication of legal proceedings are difficult to predict and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s financial position or results of operations could be materially adversely affected in future periods.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. You should also review the risk factors associated with our acquisition of the Project Management business of Remington in our Definitive Proxy Statement dated and filed with the SEC on July 12, 2018. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At June 30, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	August 9, 2018	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 9, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer