Form 10-Q
period 2018-09-30
Ashford Inc.
filed 2018-11-08
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,390,705
(Class)	Outstanding at November 6, 2018

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,937	$36,480
Restricted cash	10,722	9,076
Accounts receivable, net	4,595	5,127
Due from Ashford Trust OP	4,912	13,346
Due from Braemar OP	1,057	1,738
Inventories	1,221	1,066
Prepaid expenses and other	3,003	2,913
Total current assets	90,447	69,746
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	31,856	21,154
Goodwill	59,487	12,947
Intangible assets, net	196,171	9,713
Other assets	11,357	750
Total assets	$389,818	$114,810
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$24,462	$20,451
Due to affiliates	493	4,272
Deferred income	122	459
Deferred compensation plan	253	311
Notes payable, net	1,726	1,751
Other liabilities	21,094	9,076
Total current liabilities	48,150	36,320
Accrued expenses	—	78
Deferred income	13,789	13,440
Deferred tax liability, net	27,988	—
Deferred compensation plan	15,268	18,948
Notes payable, net	16,568	9,956
Total liabilities	121,763	78,742
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series B cumulative convertible preferred stock, $25 par value, 8,120,000 shares issued and outstanding, net of discount at September 30, 2018	200,578	—
Redeemable noncontrolling interests	3,778	5,111
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,380,705 and 2,093,556 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	24	21
Additional paid-in capital	277,452	249,695
Accumulated deficit	(214,174)	(219,396)
Accumulated other comprehensive income (loss)	(252)	(135)
Total stockholders’ equity of the Company	63,050	30,185
Noncontrolling interests in consolidated entities	649	772
Total equity	63,699	30,957
Total liabilities and equity	$389,818	$114,810

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Advisory services	$21,016	$17,357	$68,118	$47,960
Audio visual	14,526	—	61,212	—
Project management	3,616	—	3,616	—
Other	2,407	1,898	11,598	3,947
Total revenue	41,565	19,255	144,544	51,907
EXPENSES
Salaries and benefits	21,851	16,750	64,078	39,146
Cost of revenues for audio visual	14,392	—	48,000	—
Cost of revenues for project management	1,189	—	1,189	—
Depreciation and amortization	2,972	581	5,205	1,636
General and administrative	12,231	3,897	27,651	12,493
Impairment	—	—	1,919	1,072
Other	434	367	2,172	618
Total expenses	53,069	21,595	150,214	54,965
OPERATING INCOME (LOSS)	(11,504)	(2,340)	(5,670)	(3,058)
Interest expense	(289)	(5)	(593)	(10)
Amortization of loan costs	(130)	(15)	(177)	(25)
Interest income	103	82	288	153
Dividend income	—	—	—	93
Unrealized gain (loss) on investments	—	—	—	203
Realized gain (loss) on investments	—	—	—	(294)
Other income (expense)	(78)	(5)	(338)	(26)
INCOME (LOSS) BEFORE INCOME TAXES	(11,898)	(2,283)	(6,490)	(2,964)
Income tax (expense) benefit	13,904	25	11,593	(9,248)
NET INCOME (LOSS)	2,006	(2,258)	5,103	(12,212)
(Income) loss from consolidated entities attributable to noncontrolling interests	413	102	704	267
Net (income) loss attributable to redeemable noncontrolling interests	968	300	817	995
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	3,387	(1,856)	6,624	(10,950)
Preferred dividends	(1,675)	—	(1,675)	—
Amortization of preferred stock discount	(303)	—	(303)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,409	$(1,856)	$4,646	$(10,950)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$0.67	$(0.92)	$2.20	$(5.42)
Weighted average common shares outstanding - basic	2,109	2,022	2,100	2,019
Diluted:
Net income (loss) attributable to common stockholders	$0.18	$(1.05)	$0.11	$(5.82)
Weighted average common shares outstanding - diluted	2,337	2,054	2,417	2,052
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$2,006	$(2,258)	$5,103	$(12,212)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	112	—	(140)	—
COMPREHENSIVE INCOME (LOSS)	2,118	(2,258)	4,963	(12,212)
Comprehensive (income) loss attributable to noncontrolling interests	413	102	704	267
Comprehensive (income) loss attributable to redeemable noncontrolling interests	954	300	840	995
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$3,485	$(1,856)	$6,507	$(10,950)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at January 1, 2018	2,094	$21	$249,695	$(219,396)	$(135)	$772	$30,957	—	$—	$5,111
Equity-based compensation	5	—	8,051	—	—	7	8,058	—	—	—
Issuance of common stock	270	3	18,096	—	—	—	18,099	—	—	—
Acquisition of Premier	—	—	—	—	—	—	—	8,120	203,000	—
Discount on preferred shares	—	—	—	—	—	—	—	—	(2,725)	—
Amortization of preferred stock discount	—	—	—	(303)	—	—	(303)	—	303	—
Dividends declared - preferred stock	—	—	—	(1,675)		—	(1,675)	—	—	—
Deferred compensation plan distribution	3	—	197	—	—	—	197	—	—	—
Employee advances	—	—	45	—	—	—	45	—	—	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	838	—	—	(838)
Acquisition of noncontrolling interest in consolidated entities	—	—	—	—	—	(382)	(382)	—		55
Contributions from noncontrolling interests	—	—	—	—	—	2,666	2,666	—	—	—
Reallocation of carrying value	—	—	530	—	—	(1,696)	(1,166)	—	—	1,166
Redemption value adjustment	—	—	—	576	—	—	576	—	—	(576)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(14)	(14)	—	—	(300)
Foreign currency translation adjustment	—	—	—	—	(117)	—	(117)	—	—	(23)
Net income (loss)	—	—	—	6,624	—	(704)	5,920	—	—	(817)
Balance at September 30, 2018	2,381	$24	$277,452	$(214,174)	$(252)	$649	$63,699	8,120	$200,578	$3,778

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$5,103	$(12,212)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,264	1,650
Change in fair value of deferred compensation plan	(3,540)	3,673
Equity-based compensation	8,058	6,370
Deferred tax expense (benefit)	(15,148)	5,372
Change in fair value of contingent consideration	338	—
Impairment	1,919	1,072
(Gain) loss on sale of furniture, fixtures and equipment	(74)	8
Amortization of loan costs	177	24
Realized and unrealized (gain) loss on investments, net	—	91
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	568	(211)
Due from Ashford Trust OP	9,166	339
Due from Braemar OP	1,149	2,752
Inventories	(149)	—
Prepaid expenses and other	(1)	245
Other assets	(772)	(68)
Accounts payable and accrued expenses	1,670	374
Due to affiliates	(2,467)	690
Other liabilities	1,308	1,357
Deferred income	(14)	6,522
Net cash provided by (used in) operating activities	15,555	18,048
Cash Flows from Investing Activities
Additions to furniture, fixtures and equipment	(7,531)	(1,818)
Proceeds from disposal of furniture, fixtures and equipment, net	—	15
Cash acquired in acquisition of Premier	2,277	—
Cash acquired in acquisition of Pure Rooms	—	129
Acquisition of assets related to RED Hospitality and Leisure LLC	(4,046)	—
Net cash provided by (used in) investing activities	(9,300)	(1,674)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	18,099	—
Payments for dividends on preferred stock	(1,675)	—
Payments on revolving credit facilities	(14,550)	—
Borrowings on revolving credit facilities	16,277	—
Proceeds from notes payable	6,047	—
Payments on notes payable and capital leases	(1,409)	(96)
Payments of loan costs	(72)	(28)
Purchases of common stock	—	(24)
Employee advances	45	(71)
Payment of contingent consideration	(1,196)	—
Contributions from noncontrolling interest	2,666	983
Distributions to noncontrolling interests in consolidated entities	(314)	(55,311)
Net cash provided by (used in) financing activities	23,918	(54,547)
Effect of foreign exchange rate changes on cash and cash equivalents	(70)	—
Net change in cash, cash equivalents and restricted cash	30,103	(38,173)
Cash, cash equivalents and restricted cash at beginning of period	45,556	93,843
Cash, cash equivalents and restricted cash at end of period	$75,659	$55,670

	Nine Months Ended September 30,
	2018	2017
Supplemental Cash Flow Information
Interest paid	$555	$9
Income taxes paid	1,375	3,793
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Premier through issuance of convertible preferred stock, less cash acquired	200,723	—
Distribution from deferred compensation plan	197	152
Capital expenditures accrued but not paid	1,037	1,068
Subsidiary equity consideration for Pure Rooms acquisition	—	425
Assumption of debt associated with Pure Rooms acquisition	—	475
Ashford Inc. common stock consideration for purchase of OpenKey shares	838	—
Accrued but unpaid ERFP liability	10,710	—
Amortization of discount on preferred stock	303	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$36,480	$84,091
Restricted cash at beginning of period	9,076	9,752
Cash, cash equivalents and restricted cash at beginning of period	$45,556	$93,843

Cash and cash equivalents at end of period	$64,937	$44,561
Restricted cash at end of period	10,722	11,109
Cash, cash equivalents and restricted cash at end of period	$75,659	$55,670
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company”) is a Maryland corporation formed on April 2, 2014, that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company on November 12, 2014, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of the Company through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust's operating partnership, collectively. Our common stock is listed on the NYSE American LLC (“NYSE American”). As of September 30, 2018, Ashford Trust held approximately 598,000 shares of our common stock, which represented an approximate 25.1% ownership interest in the Company, and Braemar Hotels & Resorts Inc. (“Braemar”) held approximately 195,000 shares, which represented an approximate 8.2% ownership interest in the Company.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. We provide the personnel and services that we believe are necessary to assist each of Ashford Trust and Braemar in conducting their respective businesses. We are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar.
We conduct our advisory business primarily through an operating entity, Ashford Hospitality Advisors LLC (“Ashford LLC”), our hospitality products and services business primarily through an operating entity, Ashford Hospitality Services LLC ("Ashford Services"), and our project management business through an operating entity, Premier Project Management LLC (“Premier”). We own substantially all of our assets and conduct substantially all of our business through Ashford LLC, Ashford Services and Premier.
On April 6, 2017, Ashford Inc. entered into the Amended and Restated Limited Liability Company Agreement (the “Amended and Restated LLC Agreement”) of Ashford Hospitality Holdings LLC, a Delaware limited liability company and a subsidiary of the Company (“Ashford Holdings”), in connection with the merger (the “Merger”) of Ashford Merger Sub LLC, a Delaware limited liability company, with and into Ashford LLC, with Ashford LLC surviving the Merger as a wholly-owned subsidiary of Ashford Holdings. Ashford Holdings is owned 99.8% by Ashford Inc. and 0.2% by redeemable noncontrolling interest holders. The terms of the Amended and Restated LLC Agreement are consistent with the terms of the Amended and Restated Limited Liability Company Agreement of Ashford LLC. The Merger was effectuated in order to facilitate our investments in businesses that provide products and services to the hospitality industry.
On April 6, 2017, we acquired a 70% controlling interest in Pure Rooms by: (i) issuing equity in our subsidiary, PRE Op Co LLC (“Pure Rooms”), with a fair value of $425,000, to the sellers; and (ii) contributing $97,000 of cash to PRE Op Co LLC. Pure Rooms’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. See notes 2, 4, 10 and 14 to our condensed consolidated financial statements.
On November 1, 2017, we acquired an 85% controlling interest in J&S Audio Visual Communications, Inc., J&S Audiovisual Mexico, S. de R.L. de C.V. and J&S Audio Visual Dominican Republic, L.P. (collectively referred to as “J&S”) for approximately $25.5 million. J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative services, and design and integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic. See notes 2, 4, 10, 11 and 14.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On April 6, 2018, Ashford Inc. signed a definitive agreement to acquire the project management business of Remington Holdings, L.P. (“Remington”).
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the ‘‘ERFP Agreement’’) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, the Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for furniture, fixtures and equipment (‘‘FF&E’’), which is subsequently leased to Ashford Trust rent-free. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of September 30, 2018, the Company has provided $390,000 of FF&E under the ERFP Agreement. As a result, the Company’s ERFP obligation of $10.7 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of September 30, 2018. Under the ERFP agreement, Ashford Trust has two years from the acquisition date of a hotel property to identify the FF&E to be purchased by Ashford Inc. The Company recognizes the related depreciation tax deduction at the time such FF&E is placed into service at Ashford Trust properties. However, the timing of the FF&E being placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See note 9 and 14.
On August 7, 2018, at a Special Meeting of Stockholders, Ashford Inc. shareholders voted to approve certain matters related to Ashford Inc.’s acquisition of the project management business of Remington, including the issuance of 8,120,000 shares of newly created convertible preferred stock (“Series B Preferred Stock”).
On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington, including construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of FF&E, and related services, for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging will now be provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Monty J. Bennett, our Chief Executive Officer and Chairman of our board of directors), and his father Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust (together, the “Bennetts”). The Series B Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Dividends on the Series B Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Preferred Stock vote on an as-converted basis with the holders of the common stock and the holders of any outstanding Series A Cumulative Preferred Stock (“Series A Preferred Stock”) or Series C Preferred Stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company.

In connection with the acquisition of Premier, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC Inc. (formerly named Ashford Inc.) (‘‘Old Ashford’’) was converted into one share of common stock, par value $0.01 per share, of the Company having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Old Ashford. As a result of the foregoing, we became the successor issuer of Old Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol ‘‘AINC.’’

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share, resulting in gross proceeds of $20.1 million. The net proceeds from the sale of the shares after discounts and commissions to the underwriters and offering expenses were approximately $18.1 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about our noncontrolling interests, including those related to consolidated VIEs, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Ashford Holdings	J&S (3)	OpenKey(4)	Pure Rooms (5)	RED (6)
Ashford Inc. ownership interest	99.83%	85.00%	45.61%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.17%	15.00%	29.65%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$313	$2,227	$1,238	n/a	n/a
Redemption value adjustment, year-to-date	(79)	—	(497)	n/a	n/a
Redemption value adjustment, cumulative	279	—	1,524	n/a	n/a
Carrying value of noncontrolling interests	—	—	519	166	(36)
Assets, available only to settle subsidiary's obligations (7)	n/a	38,974	2,411	2,267	6,182
Liabilities (8)	n/a	24,170	500	2,151	2,605
Notes payable (8)	n/a	13,354	—	39	2,501
Revolving credit facility (8)	n/a	2,526	—	100	16

	December 31, 2017
	Ashford Holdings	J&S (3)	OpenKey(4)	Pure Rooms (5)	RED (6)
Ashford Inc. ownership interest	99.80%	85.00%	43.90%	70.00%	—%
Redeemable noncontrolling interests(1) (2)	0.20%	15.00%	39.59%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	16.51%	30.00%	—%
	100.00%	100.00%	100.00%	100.00%	—%

Carrying value of redeemable noncontrolling interests	$385	$2,522	$2,204	n/a	n/a
Redemption value adjustment, year-to-date	224	—	1,046	n/a	n/a
Redemption value adjustment, cumulative	358	—	2,021	n/a	n/a
Carrying value of noncontrolling interests	—	439	128	205	—
Assets, available only to settle subsidiary's obligations (7)	n/a	36,951	1,403	1,865	—
Liabilities (8)	n/a	21,821	889	1,652	—
Notes payable (8)	n/a	9,917	—	220	—
Revolving credit facility (8)	n/a	814	—	100	—
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
(2) Redeemable noncontrolling interests in Ashford Holdings represent the members’ proportionate share of equity in earnings/losses of Ashford Holdings. Net income/loss attributable to the common unit holders is allocated based on the weighted average ownership percentage of the members’ interest.

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
(5) Represents ownership interests in Pure Rooms, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Rooms provides hypoallergenic premium rooms in the hospitality industry. See also notes 1 and 10.
(6) Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. We are provided a preferred return on our investment in RED which is accounted for in our income allocation based on the applicable partnership agreement. RED is a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. See also notes 1 and 10.
(7) Total assets primarily consist of cash and cash equivalents and other assets that can only be used to settle the subsidiaries’ obligations.
(8) Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loans and line of credit held by RED, for which the creditor has recourse to Ashford Inc.
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
We held an investment in an unconsolidated entity with a carrying value of $500,000 at both September 30, 2018 and December 31, 2017. No impairment of the investment was recorded during the three and nine months ended September 30, 2018 or 2017.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impairment of Furniture, Fixtures and Equipment—FF&E are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded impairment charges of $0 and $1.9 million for the three and nine months ended September 30, 2018, respectively. The impairment was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. Impairment charges of $0 and $1.1 million were recorded for the three and nine months ended September 30, 2017, respectively, partially offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. The impairment was recognized upon determination that a portion of the implemented software cost will not be placed into service. See note 14.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of J&S. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. We determine fair value based on discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. No indicators of impairment were identified during our annual test performed as of October 1, 2017, or as of September 30, 2018.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships and management contracts resulting from our acquisition of Premier, J&S and Pure Rooms. The Premier assets are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of 30 years. The J&S and Pure assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of September 30, 2018.
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
Depreciation and Amortization—Our FF&E is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Furniture and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 3 to 7.5 years and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
Equity-Based Compensation—Our equity incentive plan provides for the grant of restricted or unrestricted shares of our common stock, equity-based awards and other share awards, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “salaries and benefits,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
Prior to the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the third quarter of 2018, equity-based awards granted to other non-employees were accounted for at fair value based on the market price of the options at period end, which resulted in recording expense, included in “general and administrative,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. After the adoption of ASU 2018-07 in the third quarter of 2018, equity-based awards granted to other non-employees are measured at the grant date and expensed ratably over the vesting period based on the original measurement date as the grant date. This results in the recording of expense, included in “general and administrative” equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period.
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the J&S operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income is presented on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. There were no sources of other comprehensive income (loss) for the three and nine months ended September 30, 2017.
Due to Affiliates—Due to affiliates represents current payables resulting from general and administrative expense, FF&E reimbursements, and contingent consideration associated with the acquisition of J&S. Due to affiliates is generally settled within a period not exceeding one year.
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes and, beginning November 1, 2017, Mexico and Dominican Republic income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
During the third quarter of 2018, we determined that it was more likely than not that we would realize our deferred tax assets because we recorded a $43 million deferred tax liability in the third quarter of 2018, and the future reversal of deferred tax liabilities is a source of future taxable income that allows us to utilize our deferred tax assets. Accordingly, in the third quarter of 2018, we reversed the valuation allowance on our deferred tax assets by recording a $15.1 million deferred income tax benefit in the consolidated statement of operations. The deferred tax liability related to our Premier acquisition, and it is the result of recording our book basis in Premier's acquired intangible assets at fair value while the tax basis of these assets was recorded using the seller's carryover basis, which is lower than fair value.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning November 1, 2017, in Mexico and the Dominican Republic. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. We adopted this standard retrospectively effective January 1, 2018, and the adoption of this standard did not have a material impact on our condensed consolidated statements of cash flows and related disclosures for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the adoption of ASU 2016-15 resulted in the bifurcation of the $2.6 million contingent consideration payment associated with the acquisition of J&S between financing and operating cash flows (included in payments “due to affiliates”) in the amounts of $1.2 million and $1.4 million, respectively, within our condensed consolidated statements of cash flows. See notes 4 and 7.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

employees with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We elected to early adopt the standard effective July 1, 2018, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis with an option to use the transition relief provided in ASU 2018-11. The accounting for leases under which we are the lessor remains largely unchanged. We are currently evaluating our contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. While we continue evaluating our lease portfolio to assess the impact of ASU 2016-02, we expect the primary impact to our condensed consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our condensed consolidated balance sheets resulting in the recording of ROU assets and lease obligations. We disclosed $5.5 million in undiscounted operating lease obligations in our lease commitments footnote in our most recent 10-K. We expect to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We do not expect to reassess whether any contracts entered into prior to adoption are leases. We expect to use the transition method that includes the practical expedient that allows us to adopt effective January 1, 2019 and not reevaluate or recast prior periods, however we are still evaluating the available transition methods. We are implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the condensed consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on our condensed consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-15 will have on our condensed consolidated financial statements.
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

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the base fee was paid quarterly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus, prior to June 26, 2018, the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. The Braemar base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the respective advisory agreement, subject to certain minimums. Reimbursements for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are recognized when services have been rendered. We record advisory revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.”
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The tables below present the impact of applying the new revenue recognition standard to the components of total revenue within the condensed consolidated statement of operations for the three and nine months ended September 30, 2018, as a result of the change in the timing of revenue recognition of incentive advisory fees during interim periods prior to the fourth quarter of the year in which the incentive fee is measured (in thousands):

	Three Months Ended September 30, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Advisory services revenue:
Base advisory fee	$11,655	$11,655	$—
Incentive advisory fee	452	(241)	693
Reimbursable expenses	2,607	2,607	—
Non-cash stock/unit-based compensation	6,170	6,170	—
Other advisory revenue	132	132	—
Total advisory services revenue	21,016	20,323	693

Audio visual	14,526	14,526	—
Project management	3,616	3,616	—
Other	2,407	2,407	—
Total revenue	$41,565	$40,872	$693

	Nine Months Ended September 30, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Advisory services revenue:
Base advisory fee	$33,540	$33,540	$—
Incentive advisory fee	1,356	2,103	(747)
Reimbursable expenses	7,052	7,052	—
Non-cash stock/unit-based compensation	25,780	25,780	—
Other advisory revenue	390	390	—
Total advisory services revenue	68,118	68,865	(747)

Audio visual	61,212	61,212	—
Project management	3,616	3,616	—
Other	11,598	11,598	—
Total revenue	$144,544	$145,291	$(747)
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
Project Management Revenue
Project management revenue primarily consists of revenue generated within our Premier segment by providing design, development, procurement, engineering and project management services for renovation and ground-up development projects at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer. Project management revenue also includes revenue from reimbursable costs for accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners.
Other Revenue
Debt placement fees are reported within our REIT Advisory segment and include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed.
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
Deferred Revenue and Contract Balances
As of September 30, 2018, we recorded a $10.7 million contract asset that will be realized in the form of leased FF&E pursuant to our Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement with Ashford Trust. See notes 1 and 14.
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
For the three months ended September 30, 2018, we recognized $1.3 million of revenues that were included in deferred revenue at the beginning of the period, including (a) $666,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $173,000 of audio visual revenue, and (c) 505,000 of “other services” revenue earned by our hospitality products and services companies.
For the nine months ended September 30, 2018, we recognized $5.8 million of revenues that were included in deferred revenue at the beginning of the period, including (a) $1.6 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) 2.9 million of audio visual revenue, and (c) $1.3 million of “other services” revenue earned by our hospitality products and services companies.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at September 30, 2018.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of the related services, we record deferred revenue until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $4.6 million and $5.1 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $4.9 million and $13.3 million in “due from Ashford Trust OP”, and $1.1 million and $1.7 million included in “due from Braemar OP” related to REIT advisory services at September 30, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the nine months ended September 30, 2018.
We have four reportable segments: REIT Advisory, Premier, J&S and OpenKey. We combine the operating results of Pure Rooms and RED into an “all other” category, which we refer to as “Corporate and Other.” See note 16 for more information about our segment reporting. Our REIT Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our J&S reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our J&S reporting segment geographically for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$12,385	$—	$44,547	$—
Mexico	1,293	—	12,010	—
Dominican Republic	848	—	4,655	—
	$14,526	$—	$61,212	$—
4. Acquisitions
Premier
On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203 million. Premier provides construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of FF&E, and related services. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Preferred Stock to the sellers. See note 11 for further discussion of the Series B Preferred Stock. The results of operations of Premier are included in our consolidated financial statements from the date of acquisition.
The acquisition of Premier has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The holding company reorganization that we effected in connection with the Premier acquisition was accounted for as a common control transaction. The purchase price allocation for the acquisition of Premier is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. We have completed our preliminary valuation to determine the fair value of the identifiable assets acquired and liabilities assumed. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Premier and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to working capital balances and intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of the purchase price and the preliminary allocation of the purchase price is as follows (in thousands):

Series B preferred stock	$203,000
Preferred stock discount	(2,725)
Total fair value of purchase price	$200,275

	Fair Value	Estimated Useful Life
Current assets including cash	$3,914
Goodwill	53,111
Management contracts	188,800	30 years
Total assets acquired	245,825
Current liabilities	2,414
Deferred tax liability	43,136
Total assumed liabilities	45,550
Net assets acquired	$200,275
We do not expect any of the goodwill balance to be deductible for tax purposes.
Results of Premier
The results of operations of Premier have been included in our results of operations since the acquisition date. Our consolidated statement of operations for both the three and nine months ended September 30, 2018, include total revenue of $3.6 million. In addition, our condensed consolidated statements of operations for both the three and nine months ended September 30, 2018, include net income of $68,000 from Premier. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”
J&S
On November 1, 2017, we completed the acquisition of an 85% controlling interest in J&S. J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative services and design & integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic.
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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. During the third quarter of 2018, we recorded a $6.4 million adjustment to increase the value of the acquired FF&E to their estimated fair value and a corresponding decrease to goodwill on the consolidated balance sheet. We also recorded approximately $1.0 million of incremental depreciation expense, which was primarily included in “cost of revenues for audio visual” in our condensed consolidated statements of operations, during the third quarter of 2018. We will finalize

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the valuation in the fourth quarter and record any change to the amounts recorded within FF&E. Any change to the amounts recorded could also impact depreciation expense.
Additionally, the J&S operating subsidiary acquired an affiliate that it controls for a nominal amount. We recorded a $327,000 adjustment to reverse the fair value allocated to the noncontrolling interest and a corresponding decrease to goodwill on the consolidated balance sheet.
The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Cash	$9,176
Term loan	10,000
Fair value of Ashford Inc. common stock	5,063
Fair value of contingent consideration	1,196
Purchase price consideration	25,435
Fair value of redeemable noncontrolling interest	2,724
Total fair value of purchase price	$28,159

	Fair Value	Estimated Useful Life
Current assets including cash	$6,564
FF&E	15,423	5 years
Goodwill	5,594
Trademarks	3,201
Customer relationships	6,519	7 years
Other assets	129
Total assets acquired	37,430
Current liabilities	7,080
Notes payable, current	445
Deferred income	1,213
Note payable, non-current	533
Total assumed liabilities	9,271
Net assets acquired	$28,159
We expect approximately $9.9 million of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding J&S’ operations through our relationships with Ashford Trust and Braemar.
Results of J&S
The results of operations of J&S have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the three and nine months ended September 30, 2018, include total revenue of $14.5 million and $61.2 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2018, include net losses of $3.5 million and $107,000, respectively, from J&S. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the J&S, Pure Rooms (as disclosed in our Form 10-K for the year ended December 31, 2017) and Premier acquisition had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2017, and the removal of $6.2 million and $10.3 million of transaction costs directly attributable to the acquisitions for three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$44,781	$39,135	$162,765	$125,250
Net income (loss)	5,254	(2,892)	12,009	(8,863)
Net income (loss) attributable to the Company	6,635	(2,067)	13,530	(7,651)
The acquisition of certain assets related to RED was treated as an acquisition of property and equipment so the pro forma results of operations of RED are not included above.
5. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018, are as follows (in thousands):

	Premier	J&S	Corporate and Other	Consolidated
Balance at January 1, 2018	$—	$12,165	$782	$12,947
Changes in goodwill:
Additions	53,111	—	—	53,111
Adjustments (1)	—	(6,571)	—	(6,571)
Balance at September 30, 2018	$53,111	$5,594	$782	$59,487

(1) The adjustment of approximately $6.6 million relates primarily to the preliminary valuation of assets and liabilities related to the J&S acquisition.
Intangible assets, net as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Pure Rooms customer relationships	$175	$(52)	$123	$175	$(26)	$149
J&S customer relationships	6,519	(854)	5,665	6,519	(156)	6,363
Premier management contracts	188,800	(1,618)	187,182	—	—	—
	$195,494	$(2,524)	$192,970	$6,694	$(182)	$6,512

Indefinite-lived intangible assets:
J&S trademarks	$3,201			$3,201
	$3,201			$3,201
Amortization expense for definite-lived intangible assets was $1.9 million and $2.3 million for the three and nine months ended September 30, 2018, respectively. Amortization expense for definite-lived intangible assets was $9,000 and $17,000 for the three and nine months ended September 30, 2017, respectively. Customer relationships and management contracts for Pure Rooms, J&S and Premier were assigned a useful life of 5 years, 7 years and 30 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	September 30, 2018	December 31, 2017
Senior revolving credit facility	Ashford Inc.	March 1, 2021	Base Rate(1) + 2.00% to 2.50% or LIBOR(2) + 3.00% to 3.50%	$—	$—
Term loan	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	9,167	9,917
Revolving credit facility	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	2,526	814
Capital lease obligations	J&S	Various	Various - fixed	564	896
Equipment note	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	1,623	—
Draw Term Loan	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	2,000	—
Revolving credit facility	OpenKey	October 31, 2018	Prime Rate(4) + 2.75%	—	—
Term loan	Pure Rooms	October 1, 2018	5.00%	39	220
Revolving credit facility	Pure Rooms	On demand	Prime Rate(4) + 1.00%	100	100
Term loan	RED	April 5, 2025	Prime Rate(4) + 1.75%	716	—
Revolving credit facility	RED	March 5, 2019	Prime Rate(4) + 1.75%	16	—
Term loan	RED	February 1, 2029	Prime Rate(4) + 2.00%	1,785	—
Notes payable				18,536	11,947
Less deferred loan costs, net				(242)	(240)
Notes payable less net deferred loan costs				18,294	11,707
Less current portion				(1,726)	(1,751)
Notes payable, net - non-current				$16,568	$9,956
__________________
(1) Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2) Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3) The one-month LIBOR rate was 2.26% and 1.56% at September 30, 2018 and December 31, 2017, respectively.
(4) Prime Rate was 5.25% and 4.50% at September 30, 2018 and December 31, 2017, respectively.
On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 2.00% and matures on February 1, 2029.
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan is held in an escrow account, which is included in our condensed consolidated balance sheet within “other assets” as of September 30, 2018. During the nine months ended September 30, 2018, $16,000 was drawn on the revolving credit facility. As of September 30, 2018, $234,000 was available under the revolving credit facility.
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate amount of $75 million, subject to certain conditions. At September 30, 2018, there were no outstanding borrowings under the facility.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $195,000 and $226,000, respectively, are included as a reduction to “notes payable, net” on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, $1.0 million of the term loan was recorded in current portion of notes payable, net. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at September 30, 2018 and December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the nine months ended September 30, 2018, $16.3 million was drawn and approximately $14.5 million of payments were made on the revolving credit facility. As of September 30, 2018, approximately $0.5 million of credit was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. As of September 30, 2018, our J&S operating subsidiary was in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million draw term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the nine months ended September 30, 2018, $1.7 million was drawn and approximately $113,000 of payments were made on the equipment note. As of September 30, 2018, $2.0 million was outstanding on the draw term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement for a line of credit in the amount of $1.5 million. The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At September 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which is amortized over the term of the line of credit.
On April 6, 2017, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.00% per annum. Subsequent to the end of the quarter on October 1, 2018, we paid off the $39,000 balance on the term loan. The line of credit has a variable interest rate of Prime Rate plus 1.00%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our condensed consolidated balance sheets.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Deferred compensation plan	$(15,521)	$—	$—	$(15,521)
Total	$(15,521)	$—	$—	$(15,521)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Liabilities
Contingent consideration	$—	$—	$(2,262)	$(2,262)	(1)
Deferred compensation plan	(19,259)	—	—	(19,259)
Total	$(19,259)	$—	$(2,262)	$(21,521)
__________________
(1) Reported as “due to affiliates” in the condensed consolidated balance sheets.
The following table presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2017	$(2,262)
Acquisitions	—
Gains (losses) included in earnings (2)	(338)
Dispositions and settlements	2,600
Transfers into/out of Level 3	—
Balance at September 30, 2018	$—
__________________
(1) Includes Ashford Inc.’s contingent consideration associated with the acquisition of J&S, which is carried at fair value in the condensed consolidated balance sheets within “due to affiliates.” The liability was settled in the third quarter of 2018. The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant input in the Level 3 measurement of the contingent consideration is the risk adjusted discount rate used to discount the future payment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Assets
Options on futures contracts	$—	$—	$—	$(91)
Total	—	—	—	(91)
Liabilities
Contingent consideration	221	—	(338)	—
Deferred compensation plan	(2,274)	(2,006)	3,540	(3,673)
Total	(2,053)	(2,006)	3,202	(3,673)
Net	$(2,053)	$(2,006)	$3,202	$(3,764)
Total combined
Unrealized gain (loss) on investments (1)	$—	$—	$—	$203
Realized gain (loss) on investments	—	—	—	(294)
Contingent consideration (2)	221	—	(338)	—
Deferred compensation plan (3)	(2,274)	(2,006)	3,540	(3,673)
Net	$(2,053)	$(2,006)	$3,202	$(3,764)
________

(1)	Includes unrealized gain (loss) associated with investments in unconsolidated entities and reported as “unrealized gain (loss) on investments” in the condensed consolidated statements of operations.

(2)
Represents the accretion of contingent consideration associated with the acquisition of J&S settled in the third quarter of 2018. Reported as a component of “other operating expense” in the condensed consolidated statements of operations.

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

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$15,521	$15,521	$19,259	$19,259
Contingent consideration	—	—	2,262	2,262
Financial assets not measured at fair value:
Cash and cash equivalents	$64,937	$64,937	$36,480	$36,480
Restricted cash	10,722	10,722	9,076	9,076
Accounts receivable, net	4,595	4,595	5,127	5,127
Due from Ashford Trust OP	4,912	4,912	13,346	13,346
Due from Braemar OP	1,057	1,057	1,738	1,738
Investments in unconsolidated entities	500	500	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$24,462	$24,462	$20,529	$20,529
Due to affiliates	493	493	4,272	4,272
Other liabilities	21,094	21,094	9,076	9,076
Notes payable	18,536	17,764 to 19,633	11,947	12,040
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Commitments and Contingencies
Purchase Commitment—As of September 30, 2018, we had approximately $38.9 million of purchase commitments related to our Enhanced Return Funding Program with Ashford Trust which are contingent upon Ashford Trust acquiring additional hotels. See note 14.
Litigation—The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position or results of operations of the Company. However, the adjudication of legal proceedings is difficult to predict, and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s financial position or results of operations could be materially adversely affected in future periods.
10. Equity
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Income) loss allocated to noncontrolling interests:
J&S	$151	$—	$58	$—
OpenKey	242	113	585	373
Pure Rooms	(18)	(11)	25	40
RED	38	—	36	—
Other (1)	—	—	—	(146)
Total net (income) loss allocated to noncontrolling interests	$413	$102	$704	$267
________

(1)	Represents noncontrolling interests primarily in the AQUA Fund, which was fully dissolved as of December 31, 2017.
11. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings (1)	$(3)	$4	$(9)	$4
J&S	679	—	29	—
OpenKey	292	296	797	991
Total net (income) loss allocated to redeemable noncontrolling interests	$968	$300	$817	$995
________

(1)	Represents the 0.2% interest in Ashford LLC prior to our legal entity restructuring on April 6, 2017 and 0.2% interest in Ashford Holdings thereafter.
Preferred Stock—On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Preferred Stock to the Remington Sellers. The Series B Preferred Stock has a conversion price of $140 per share and, if converted, would convert into 1,450,000 shares of our common stock. Dividends on the Series B Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. The preferred stock has an increasing dividend rate in the first three years where the stated dividend rate is 5.5% in the first year, 6.0% in the second year, and becomes fixed at 6.5% in the third year and thereafter. Under the applicable authoritative accounting guidance, this increasing dividend rate feature results in a discount that must be reflected in the fair value of the preferred stock, which is reflected in “Series B cumulative convertible preferred stock, net of discount” on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, we recorded $303,000 of amortization related to the preferred stock discount.
In addition to certain separate class voting rights, the holders of the Series B Preferred Stock vote on an as-converted basis with the holders of the common stock and the holders of any outstanding Series A Preferred Stock or Series C Preferred Stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the selling stockholders and their transferees will generally be subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of our outstanding capital stock. The Series B Preferred Stock is also subject to conversion upon certain events constituting a change of control.
After the seventh anniversary of the closing of the acquisition of Premier, we have the option to redeem all or any portion of the Series B Preferred Stock in $25.0 million increments on a pro rata basis among all covered investors unless, no less than 15 days before the closing of the purchase transaction, the participating covered investors specify an alternative allocation of the Series B Preferred Stock subject to the redemption (the “Call Option”), at a price per share equal to the sum of (i) $25.125 (as adjusted for any applicable stock splits or similar transactions) plus (ii) all accrued but unpaid dividends. The purchase price is payable only in cash. The notice of exercise of the Call Option does not limit or restrict any covered investor’s right to convert the Series B Preferred Stock into shares of our common stock prior to the closing of the Call Option. The Series B Preferred Stock is included in the mezzanine section of our condensed consolidated balance sheets as the preferred shares are redeemable for shares of our common stock outside of the Company’s control.
The Series B Preferred Stock quarterly dividend for all issued and outstanding shares was $0.2063 for the three months ended September 30, 2018. The Company declared and paid dividends as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Preferred dividends	$1,675	—	$1,675	—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three and nine months ended September 30, 2018 and 2017 are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity-based compensation
Stock option amortization (1)	$1,951	$1,899	$7,625	$5,436
Director and other non-employee equity grants expense (2)	38	—	433	250
Pre-spin equity grants expense (3)	—	—	—	684
Total equity-based compensation	$1,989	$1,899	$8,058	$6,370

Other equity-based compensation
REIT equity-based compensation (4)	$6,232	$3,443	$25,842	$5,449
	$8,221	$5,342	$33,900	$11,819
________
(1) As of September 30, 2018, the Company had approximately $13.0 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.5 years. During the nine months ended September 30, 2018, we recorded approximately $2.5 million of equity-based compensation expense related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.
(2) Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Options to purchase common stock granted to other non-employees are recorded at fair value based on the market price of the options. The recorded expense, included in “general and administrative,” is equal to the fair value of the award in proportion to the requisite service period satisfied during the period. See “Equity-based Compensation” in note 2.
(3) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date.
(4) REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. and Premier. During the nine months ended September 30, 2018, REIT equity-based compensation included $6.7 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018. See notes 2 and 14.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in fair value
Unrealized gain (loss)	$(2,274)	$(2,006)	$3,540	$(3,673)

Distributions
Fair value (1)	$63	$39	$197	$152
Shares (1)	1	1	3	2
________
(1) Distributions made to one participant.
As of September 30, 2018 and December 31, 2017 the carrying value of the DCP liability was $15.5 million and $19.3 million, respectively.
14. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust OP. The base fee was paid quarterly based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus, prior to June 26, 2018, the Key Money Asset Management Fee (defined in our amended and restated advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.50% and 0.70% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly as a percentage of Ashford Trust’s total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the respective advisory agreement, subject to a minimum monthly base fee. At September 30, 2018, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement. In addition to our advisory agreement with Ashford Trust OP, Premier, our consolidated subsidiary, has a master project management agreement with Ashford Trust OP to provide comprehensive and cost-effective design, development, and project management services.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$9,145	$8,568	$26,611	$26,020
Reimbursable expenses (1)	2,119	1,673	5,645	5,902
Equity-based compensation (2)	4,855	4,392	20,540	7,748
Incentive advisory fee (3)	452	452	1,356	1,356
Total advisory services revenue	16,571	15,085	54,152	41,026

Audio visual revenue (4)	—	—	88	—
Project management revenue (5)	2,491	—	2,491	—

Other revenue
Investment management reimbursements (6)	339	522	850	1,482
Debt placement fees (7)	350	—	4,942	—
Claim management services (8)	17	—	53	—
Lease revenue (9)	168	168	503	391
Other services (10)	454	479	1,141	705
Total other revenue	1,328	1,169	7,489	2,578

Total revenue	$20,390	$16,254	$64,220	$43,604

REVENUE BY SEGMENT (11)
REIT advisory	$17,445	$15,775	$60,500	$42,899
Premier	2,491	—	2,491	—
J&S	—	—	88	—
OpenKey	16	33	63	53
Corporate and other	438	446	1,078	652
Total revenue	$20,390	$16,254	$64,220	$43,604

COST OF REVENUES
Cost of audio visual revenues (4)	$1,021	$—	$2,211	$—
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and nine months ended September 30, 2018, we recognized $784,000 and $1.4 million, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and nine months ended September 30, 2017, we recognized $202,000 and $1.5 million, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $0 and $1.1 million, respectively.

(2)
Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the nine months ended September 30, 2018, equity-based compensation revenue from Ashford Trust included $4.5 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3)
Incentive advisory fee for the three and nine months ended September 30, 2018, includes the pro-rata portion of the third year installment of the 2016 incentive advisory fee, which is due in January 2019, and for the three and nine months ended September 30, 2017, includes the pro-rata portion of the second year installment of the 2016 incentive advisory fee, which was paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Ashford Trust advisory agreement. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2015 measurement periods. See note 3.

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

(5)
Project management revenue primarily consists of revenue generated within our Premier segment by providing design, development, and project management services for which Premier receives fees. Project management revenue also includes revenue from reimbursable costs related to accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners. See note 3 for discussion of the project management revenue recognition policy.

(6)
Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(7)	Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(8)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(9)
In connection with our key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is associated with other hotel services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Rooms, respectively.

(11)	See note 16 for discussion of segment reporting.
At September 30, 2018 and December 31, 2017, we had a net receivable of $4.9 million and $13.3 million, respectively, due from Ashford Trust OP associated primarily with the revenues discussed above.
The following table summarizes amounts due (to) from Ashford Trust OP related to each of our consolidated entities (in thousands):

	September 30, 2018	December 31, 2017
Ashford LLC	$17	$—
AIM	140	347
Premier	1,410	—
J&S	1,549	62
Pure Rooms	218	302
OpenKey	15	25
On June 26, 2018, the Company entered into the ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, the Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Ashford Trust rent-free. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of September 30, 2018, the Company has provided $390,000 of FF&E under the ERFP Agreement. As a result, the Company’s ERFP obligation of $10.7 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of September 30, 2018. Under the ERFP agreement, Ashford Trust has two years from the acquisition date of a hotel property to identify the FF&E to be purchased by Ashford Inc. The Company

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

recognizes the related depreciation tax deduction at the time such FF&E is placed into service at Ashford Trust properties. However, the timing of the FF&E being placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See note 9.
We are also a party to an amended and restated advisory agreement with Braemar OP. Braemar is required to pay a monthly base fee that is 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Reimbursement for overhead, internal audit, risk management advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement. In addition to our advisory agreement with Braemar OP, Premier, our consolidated subsidiary, has a master project management agreement with Braemar OP to provide comprehensive and cost-effective design, development, and project management services.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$2,510	$2,300	$6,929	$6,579
Reimbursable expenses (1)	488	470	1,407	1,552
Equity-based compensation (2)	1,315	(949)	5,240	(2,299)
Incentive advisory fee (3)	—	319	—	956
Other advisory revenue (4)	132	132	390	146
Total advisory services revenue	4,445	2,272	13,966	6,934

Project management revenue (5)	1,125	—	1,125	—

Other revenue
Debt placement fees (6)	—	225	999	225
Claims management services (7)	31	—	100	—
Lease revenue (8)	83	83	251	251
Other services (9)	206	26	625	26
Total other revenue	320	334	1,975	502

Total revenue	$5,890	$2,606	$17,066	$7,436

REVENUE BY SEGMENT (10)
REIT advisory	$4,559	$2,580	$15,316	$7,410
Premier	1,125	—	1,125	—
J&S (11)	—	—	—	—
OpenKey	6	11	22	11
Corporate and other	200	15	603	15
Total revenue	$5,890	$2,606	$17,066	$7,436
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and nine months ended September 30, 2018, we recognized $58,000 and $102,000, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and nine months ended September 30, 2017, we recognized $15,000 and $110,000, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as mentioned in note 2, in the amount of $0 and $1.1 million, respectively.

(2)
Equity-based compensation revenue is associated with equity grants of Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the nine months ended September 30, 2018, equity-based compensation revenue from Braemar included $2.2 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(3)
No incentive fee was recorded for the three and nine months ended September 30, 2018, because Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods. For the three and nine months ended September 30, 2017, incentive advisory fee includes the pro-rata portion of the third year installment of the 2015 incentive advisory fee, which was paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. See note 3.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

(5)
Project management revenue primarily consists of revenue generated within our Premier segment by providing design, development, and project management services for which Premier receives fees. Project management revenue also includes revenue from reimbursable costs related to accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners. See note 3 for discussion of the project management revenue recognition policy.

(6)	Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(7)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(8)
In connection with our key money transaction with Braemar, we lease FF&E to Braemar rent-free. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(9)
Other services revenue is associated with other hotel services, such as mobile key applications, hypoallergenic premium rooms and watersports activities & travel/transportation services, provided to Braemar by our consolidated subsidiaries, OpenKey, Pure Rooms and RED, respectively.

(10)	See note 16 for discussion of segment reporting.

(11)
J&S primarily contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2018 and 2017, J&S had no cost of revenues for audio visual associated with Braemar.

At September 30, 2018 and December 31, 2017, we had receivables of $1.1 million and $1.7 million, respectively, from Braemar OP associated with the revenues discussed above. See note 2 for details regarding receivables held by our consolidated subsidiaries, due from our affiliates.
The following table summarizes amounts due from Braemar OP related to each of our consolidated entities (in thousands):

	September 30, 2018	December 31, 2017
Ashford LLC	$30	$—
Premier	709	—
Pure Rooms	—	50
OpenKey	—	6
RED	4	—
Ashford Trust and Braemar have management agreements with Remington Holdings L.P. and its subsidiaries (“Remington”), which is beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Braemar, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Braemar. These reimbursements are included in general and administrative expenses on the condensed consolidated statements of operations. The charges totaled $2.7 million and $5.2 million, for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $3.7 million, for the three and nine months ended September 30, 2017, respectively. The amounts due under these arrangements as of September 30, 2018 and December 31, 2017, are included in “due to affiliates” on our condensed consolidated balance sheets.
Ashford Trust held a 16.30% and 16.23% and Braemar held an 8.21% and 0% noncontrolling interest in OpenKey as of September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, Ashford Trust invested $0 and $667,000, respectively, and Braemar invested $0 and $2.0 million, respectively in OpenKey. During the three and nine months ended September 30, 2017, Ashford Trust invested $333,000 and $983,000, respectively, in OpenKey. Braemar held no investments in OpenKey during the three and nine months ended September 30, 2017. See also notes 1, 2, 10, and 11.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

 An officer of J&S owns the J&S headquarters property including the adjoining warehouse space. J&S leases this property for $300,000 per year, with escalating lease payments based on the Consumer Price Index. Rental expense for the three and nine months ended September 30, 2018, was $84,000, and $252,000, respectively. We did not incur rental expense related to this lease for the three and nine months ended September 30, 2017.
15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$3,387	$(1,856)	$6,624	$(10,950)
Less: Dividends on preferred stock and amortization	(1,978)	—	(1,978)	—
Less: Net income (loss) allocated to unvested shares	(6)	—	(20)	—
Undistributed net income (loss) allocated to common stockholders	1,403	(1,856)	4,626	(10,950)
Distributed and undistributed net income (loss) - basic	$1,403	$(1,856)	$4,626	$(10,950)
Effect of deferred compensation plan	—	—	(3,540)	—
Effect of contingently issuable shares	(971)	(296)	(826)	(991)
Distributed and undistributed net income (loss) - diluted	$432	$(2,152)	$260	$(11,941)
Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,109	2,022	2,100	2,019
Effect of deferred compensation plan shares	—	—	69	—
Effect of contingently issuable shares	50	32	57	33
Effect of assumed exercise of stock options	178	—	191	—
Weighted average common shares outstanding – diluted	2,337	2,054	2,417	2,052

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$0.67	$(0.92)	$2.20	$(5.42)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$0.18	$(1.05)	$0.11	$(5.82)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to unvested restricted shares	$6	$—	$20	$—
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	3	4	9	4
Dividends on preferred stock and amortization	1,978	—	1,978	—
Total	$1,987	$4	$2,007	$4
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	9	—	9	—
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of assumed conversion of preferred stock	851	—	284	—
Total	864	4	297	4

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) Premier, which provides comprehensive and cost-effective design, development, and project management services, (b) J&S, which provides event technology and creative communications solutions services, (c) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (d) Pure Rooms, which provides hypoallergenic premium rooms in the hospitality industry, and (e) RED, a premier provider of watersports activities and other travel and transportation services in the U.S. Virgin Islands. Premier, OpenKey, Pure Rooms and RED operating segments do not individually meet the accounting criteria for separate disclosure as reportable segments. However, we have elected to disclose Premier and OpenKey as reportable segments. Accordingly, we have four reportable segments: REIT Advisory, Premier, J&S and OpenKey. We combine the operating results of Pure Rooms and RED into an “all other” category, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities. As of September 30, 2018, there were no material intercompany revenues or expenses between our operating segments.
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
Certain information concerning our segments for the three and six months ended September 30, 2018, and 2017 is presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended September 30, 2018						Three Months Ended September 30, 2017
	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$21,016	$—	$—	$—	$—	$21,016	$17,357	$—	$—	$—	$—	$17,357
Audio visual	—	—	14,526	—	—	14,526	—	—	—	—	—	—
Project Management	—	3,616	—	—	—	3,616	—	—	—	—	—	—
Other	990	—	—	301	1,116	2,407	998	—	—	72	828	1,898
Total revenue	22,006	3,616	14,526	301	1,116	41,565	18,355	—	—	72	828	19,255
EXPENSES
Depreciation and amortization	808	1,618	587	7	(48)	2,972	185	—	—	6	390	581
Other operating expenses (1)	8,777	1,923	18,087	1,271	20,039	50,097	5,586	—	—	774	14,654	21,014
Total expenses	9,585	3,541	18,674	1,278	19,991	53,069	5,771	—	—	780	15,044	21,595
OPERATING INCOME (LOSS)	12,421	75	(4,148)	(977)	(18,875)	(11,504)	12,584	—	—	(708)	(14,216)	(2,340)
Interest expense	(82)	—	(181)	—	(26)	(289)	—	—	—	—	(5)	(5)
Amortization of loan costs	(105)	—	(12)	(7)	(6)	(130)	—	—	—	(11)	(4)	(15)
Interest income	—	—	—	—	103	103	—	—	—	—	82	82
Other income (expense)	141	—	(38)	3	(184)	(78)	—	—	—	(4)	(1)	(5)
INCOME (LOSS) BEFORE INCOME TAXES	12,375	75	(4,379)	(981)	(18,988)	(11,898)	12,584	—	—	(723)	(14,144)	(2,283)
Income tax (expense) benefit	(2,775)	(7)	909	—	15,777	13,904	(4,543)	—	—	—	4,568	25
NET INCOME (LOSS)	$9,600	$68	$(3,470)	$(981)	$(3,211)	$2,006	$8,041	$—	$—	$(723)	$(9,576)	$(2,258)
________

(1)
Other operating expenses includes salaries and benefits, cost of revenues for audio visual, costs of revenues for project management and general and administrative expenses. Other operating expenses of REIT Advisory represent expenses for which there is generally a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018						Nine Months Ended September 30, 2017
	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$68,118	$—	$—	$—	$—	$68,118	$47,960	$—	$—	$—	$—	$47,960
Audio visual	—	—	61,212	—	—	61,212	—	—	—	—	—	—
Project management	—	3,616	—	—	—	3,616	—	—	—	—	—	—
Other	7,698	—	—	773	3,127	11,598	2,349	—	—	140	1,458	3,947
Total revenue	75,816	3,616	61,212	773	3,127	144,544	50,309	—	—	140	1,458	51,907
EXPENSES
Depreciation and amortization	1,567	1,618	1,530	20	470	5,205	438	—	—	17	1,181	1,636
Impairment	1,863	—	—	—	56	1,919	1,041	—	—	—	31	1,072
Other operating expenses (1)	32,832	1,923	58,598	3,345	46,392	143,090	12,903	—	—	2,448	36,906	52,257
Total operating expenses	36,262	3,541	60,128	3,365	46,918	150,214	14,382	—	—	2,465	38,118	54,965
OPERATING INCOME (LOSS)	39,554	75	1,084	(2,592)	(43,791)	(5,670)	35,927	—	—	(2,325)	(36,660)	(3,058)
Interest expense	(82)	—	(464)	—	(47)	(593)	—	—	—	—	(10)	(10)
Amortization of loan costs	(105)	—	(35)	(20)	(17)	(177)	—	—	—	(15)	(10)	(25)
Interest income	—	—	—	—	288	288	—	—	—	—	153	153
Other income (expense)	187	—	(353)	2	(174)	(338)	(309)	—	—	(12)	297	(24)
INCOME (LOSS) BEFORE INCOME TAXES	39,554	75	232	(2,610)	(43,741)	(6,490)	35,618	—	—	(2,352)	(36,230)	(2,964)
Income tax (expense) benefit	(8,041)	(7)	(339)	—	19,980	11,593	(12,895)	—	—	—	3,647	(9,248)
NET INCOME (LOSS)	$31,513	$68	$(107)	$(2,610)	$(23,761)	$5,103	$22,723	$—	$—	$(2,352)	$(32,583)	$(12,212)
________

(1)
Other operating expenses includes salaries and benefits, cost of revenues for audio visual, costs of revenues for project management and general and administrative expenses. Other operating expenses of REIT Advisory represent expenses for which there is generally a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Subsequent Events
On October 10, 2018, we sold an additional 10,000 shares of common stock to underwriters in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with our public offering on September 28, 2018. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.
On October 31, 2018, Ashford Trust acquired the La Posada de Santa Fe (“La Posada”) in Santa Fe, New Mexico, for a purchase price of $50 million. Under the ERFP Agreement, the Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in the form of FF&E acquired by the Company, which is subsequently leased to Ashford Trust rent-free. In connection with Ashford Trust’s acquisition of La Posada, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company” and Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy and dividend rates;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•
the future success of recent acquisitions, including the project management business formerly conducted by certain affiliates of Remington, and new business initiatives, including the ERFP with Ashford Trust;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the risk factors set forth under “Risk Factors- Risks Related to the Transaction” in our definitive proxy statement dated and filed with the SEC on July 12, 2018, and the information in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

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

•
the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the acquisition of Premier, and from new business initiatives, including the ERFP with Ashford Trust;

•	disruptions relating to the acquisition or integration of Premier or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and

•	unexpected costs relating to the acquisition or integration of Premier or any other business we invest in or acquire.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements under “Item 1A. Risk Factors” of our Annual Report, the risk factors set forth under “Risk Factors- Risks related to the Transactions” in our Definitive Proxy Statement dated and filed with the SEC on July 12, 2018, the risk factors set forth under “Risk Factors” in our S-3 dated and filed with the SEC on October 5, 2018 and the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
Ashford Inc. is a Maryland corporation formed on April 2, 2014, that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company on November 12, 2014, when Ashford Trust completed the spin-off of the Company through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust’s operating partnership, collectively. Our common stock is listed on the NYSE American. As of November 6, 2018, Ashford Trust beneficially owned approximately 598,000 shares of our common stock, representing approximately 25.0% of our company. Braemar holds approximately 195,000 shares, which represents an approximate 8.2% ownership interest in Ashford Inc.
Our principal business objective is to provide asset management services, advisory services and other products and services to other entities. We seek to grow in three primary areas: (i) expanding our existing platforms accretively and accelerating performance to earn incentive fees; (ii) creating new platforms for additional base and incentive fees; and (iii) investing in or incubating strategic businesses that may achieve accelerated growth by providing their products and services to our existing platforms and third parties and by leveraging our deep knowledge and extensive relationships within the hospitality sector. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of such entity. We provide the personnel and services that we believe are necessary to assist each of Ashford Trust and Braemar in conducting its respective business. We are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar.
For the trailing twelve months ended September 30, 2018, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the Fifth Amended and Restated Advisory Agreement was $9.5 million.
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
On March 12, 2018, the Board of Directors of Ashford Inc. appointed Mr. J. Robison Hays, III, as Co-President and Chief Strategy Officer of the Company, appointed Mr. Jeremy J. Welter as Co-President and Chief Operating Officer of the Company, and appointed David A. Brooks as Chief Transactions Officer, General Counsel and Secretary of the Company, effective March 12, 2018. Also on March 12, 2018, Mr. Douglas A. Kessler ceased to serve as the Company’s President and was appointed to serve as Senior Managing Director of the Company, and Mr. David A. Brooks ceased to serve as the Company’s Chief Operating Officer. On April 2, 2018, Ashford Inc. announced the death of long-time executive David A. Brooks, who served in multiple leadership roles with the Company since 2003.
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
On June 1, 2018, the board of directors of the Company appointed Mr. Robert G. Haiman as Executive Vice President, General Counsel and Secretary of the Company, effective June 1, 2018.
On June 25, 2018, Ashford Inc. announced that it was added as a member of the U.S. small-cap Russell 2000® Index and the U.S. broad-market Russell 3000® Index at the conclusion of the Russell indexes annual reconstitution, effective after the market closed on June 22, 2018.
On June 26, 2018, the Company entered into the ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, the Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Ashford Trust rent-free. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of September 30, 2018, the Company has provided $390,000 of FF&E under the ERFP Agreement. As a result, the Company’s ERFP obligation of $10.7 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of September 30, 2018. Under the ERFP agreement, Ashford Trust has two years from the acquisition date of a hotel property to identify the FF&E to be purchased by Ashford Inc. The Company recognizes the related depreciation tax deduction at the time such FF&E is placed into service at Ashford Trust properties. However, the timing of the FF&E being placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See note 9 and 14 to our condensed consolidated financial statements.
On August 7, 2018, at a Special Meeting of Stockholders, Ashford Inc. shareholders voted to approve certain matters related to Ashford Inc.’s acquisition of the project management business of Remington, including the issuance of 8,120,000 shares of newly created convertible preferred stock (“Series B Preferred Stock”).
On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington, including construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of FF&E, and related services, for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging will now be provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Preferred Stock to the Remington Sellers, primarily the Bennetts. The Series B Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Dividends on the Series B Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Preferred Stock vote on an as-converted basis with the holders of the common stock and the holders of any outstanding Series A Preferred Stock or Series C Preferred Stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company.

In connection with the acquisition, on August 8, 2018, Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent entered into a new Rights Agreement. Pursuant to the Rights Agreement, each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock of the Company at a price of $275 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment (each as defined under the Rights Agreement). The Amended and Restated Rights Agreement of Ashford Inc. in effect prior to the acquisition of Premier is no longer in effect.
In connection with the acquisition of Premier, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Old Ashford was converted into one share of common stock, par value $0.01 per share, of the Company having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Old Ashford. As a result of the foregoing, we became the successor issuer of Old Ashford under Rule 12g-3 of the Exchange Act. Our common stock continues to be listed on the NYSE American under the symbol ‘‘AINC.’’
On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 2.00% and matures on February 1, 2029.
On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share, resulting in gross proceeds of $20.1 million. The net proceeds from the sale of the shares after discounts and commissions to the underwriters and offering expenses were approximately $18.1 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.
On October 31, 2018, Ashford Trust acquired the La Posada de Santa Fe (“La Posada”) in Santa Fe, New Mexico, for a purchase price of $50 million. Under the ERFP Agreement, the Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in the form of FF&E acquired by the Company, which is subsequently leased to Ashford Trust rent-free. In connection with Ashford Trust’s acquisition of La Posada, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust properties.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
REVENUE
Advisory services	$21,016	$17,357	$3,659	21.1%
Audio visual	14,526	—	14,526
Project management	3,616	—	3,616
Other	2,407	1,898	509	26.8%
Total revenue	41,565	19,255	22,310	115.9%
EXPENSES
Salaries and benefits	21,851	16,750	(5,101)	(30.5)%
Cost of revenues for audio visual	14,392	—	(14,392)
Cost of revenues for project management	1,189	—	(1,189)
Depreciation and amortization	2,972	581	(2,391)	(411.5)%
General and administrative	12,231	3,897	(8,334)	(213.9)%
Impairment	—	—	—
Other	434	367	(67)	(18.3)%
Total expenses	53,069	21,595	(31,474)	(145.7)%
OPERATING INCOME (LOSS)	(11,504)	(2,340)	(9,164)	(391.6)%
Interest expense	(289)	(5)	(284)	(5,680.0)%
Amortization of loan costs	(130)	(15)	(115)	(766.7)%
Interest income	103	82	21	25.6%
Other income (expense)	(78)	(5)	(73)	(1,460.0)%
INCOME (LOSS) BEFORE INCOME TAXES	(11,898)	(2,283)	(9,615)	(421.2)%
Income tax (expense) benefit	13,904	25	13,879	55,516.0%
NET INCOME (LOSS)	2,006	(2,258)	4,264	188.8%
(Income) loss from consolidated entities attributable to noncontrolling interests	413	102	311	304.9%
Net (income) loss attributable to redeemable noncontrolling interests	968	300	668	222.7%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$3,387	$(1,856)	$5,243	282.5%
Preferred dividends	(1,675)	—	(1,675)
Amortization of preferred stock discount	(303)	—	(303)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,409	$(1,856)	$3,265	175.9%
Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders increased $3.3 million, or 175.9%, to $1.4 million for the three months ended September 30, 2018 (“the 2018 quarter”) compared to the three months ended September 30, 2017 (“the 2017 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $22.3 million, or 115.9%, to $41.6 million for the 2018 quarter compared to the 2017 quarter due to the following (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$11,655	$10,868	$787	7.2%
Incentive advisory fee (2)	452	771	(319)	(41.4)%
Reimbursable expenses (3)	2,607	2,143	464	21.7%
Non-cash stock/unit-based compensation (4)	6,170	3,443	2,727	79.2%
Other advisory revenue (5)	132	132	—	—%
Total advisory services revenue (11)	21,016	17,357	3,659	21.1%

Audio visual revenue (6)	14,526	—	14,526

Project management revenue (14)	3,616	—	3,616

Other revenue:
Investment management reimbursements (7) (11)	339	522	(183)	(35.1)%
Debt placement fees (8) (11)	350	225	125	55.6%
Claims management services (11) (12)	48	—	48
Lease revenue (9) (11)	251	251	—	—%
Other services (10)	1,419	900	519	57.7%
Total other revenue	2,407	1,898	509	26.8%

Total revenue	$41,565	$19,255	$22,310	115.9%

REVENUE BY SEGMENT (13)
REIT advisory	$22,006	$18,355	$3,651	19.9%
Premier	3,616	—	3,616
J&S	14,526	—	14,526
OpenKey	301	72	229	318.1%
Corporate and other	1,116	828	288	34.8%
Total revenue	$41,565	$19,255	$22,310	115.9%
________

(1)	The increase in base advisory fee is primarily due to higher revenue of $577,000 from Ashford Trust and higher revenue of $210,000 from Braemar.

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

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $446,000 from Ashford Trust and higher revenue of $18,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended September 30, 2017, we recognized deferred income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $202,000 and $15,000, respectively. See note 14 to our condensed consolidated financial statements.

(4)
The increase in non-cash stock/unit-based compensation revenue is due to higher revenue of $463,000 from Ashford Trust and higher revenue of $2.3 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.”

(5)
Other advisory revenue relates to $132,000 from Braemar as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized over the initial ten-year term of the agreement.

(6)	The increase in audio visual revenue is due to our acquisition of J&S in November 2017.

(7)
The decrease in investment management reimbursements is due to lower revenue of $183,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(8)
The increase in debt placement fee revenue is due to higher revenue of $350,000 from Ashford Trust and lower revenue of $225,000 from Braemar. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(9)
In connection with our key money transactions with our managed REITs, we lease FF&E to Ashford Trust and Braemar rent-free. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is due to lower revenue of $25,000 from Ashford Trust, higher revenue of $180,000 from Braemar and higher revenue of $364,000 from third parties. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, Pure Rooms, OpenKey and RED, to Ashford Trust, Braemar and other third parties.

(11)	Indicates REIT advisory revenue.

(12)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(13)	See note 16 for discussion of segment reporting.

(14)	The increase in project management revenue is due to our acquisition of Premier in August 2018.

Salaries and Benefits Expense. Salaries and benefits expense increased $5.1 million, or 30.5%, to $21.9 million for the 2018 quarter compared to the 2017 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change
Cash salaries and benefits:
Salary expense	$6,960	$5,286	$1,674
Bonus expense	2,959	3,467	(508)
Benefits related expenses	1,474	649	825
Total cash salaries and benefits (1)	11,393	9,402	1,991
Non-cash equity-based compensation:
Stock option grants	1,951	1,899	52
Ashford Trust & Braemar equity grants (2)	6,233	3,443	2,790
Total non-cash equity-based compensation	8,184	5,342	2,842
Non-cash (gain) loss in deferred compensation plan (3)	2,274	2,006	268
Total salaries and benefits	$21,851	$16,750	$5,101
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

(3)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. Losses in the third quarter of 2018 and 2017 are primarily attributable to an increase in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $14.4 million during the 2018 quarter compared to $0 for the 2017 quarter, due to costs associated with audio visual revenues from the acquisition of J&S which occurred in November 2017.
Cost of Revenues for Project Management. Cost of revenues for project management was $1.2 million during the 2018 quarter compared to $0 for the 2017 quarter, due to costs associated with project management revenues from the acquisition of Premier which occurred in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.4 million, or 411.5%, to $3.0 million for the 2018 quarter compared to the 2017 quarter, primarily as a result of the amortization of the Premier and J&S definite-lived intangible assets. The increase was also due to additions related to software implementation and FF&E related to the November 2017 J&S acquisition. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2018 quarter excludes depreciation expense related to audio visual rental pool equipment of $1.6 million which is included in cost of revenues for audio visual.

General and Administrative Expense. General and administrative expenses increased $8.3 million, or 213.9%, to $12.2 million for the 2018 quarter compared to the 2017 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change
Professional fees (1)	$7,464	$2,023	$5,441
Office expense (2)	2,590	863	1,727
Public company costs	252	254	(2)
Director costs	284	192	92
Travel and other expense (2)	1,641	511	1,130
Non-capitalizable costs - software implementation	—	54	(54)
Total general and administrative	$12,231	$3,897	$8,334
________

(1)	The increase in expense is primarily due to increases in legal fees and transaction costs related to the acquisition of Premier and our investments in J&S and RED.

(2)	The increase in expense is primarily due to our investments in Premier, J&S and RED.
Other. Other operating expense was $434,000 and $367,000 for the 2018 quarter and the 2017 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, Pure Rooms and RED as well as expense from changes in the fair value of contingent consideration related to the J&S acquisition. See note 7 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $289,000 and $5,000 for the 2018 quarter and the 2017 quarter, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $130,000 and $15,000 for the 2018 quarter and the 2017 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $103,000 and $82,000 for the 2018 quarter and the 2017 quarter, respectively.
Other Income (Expense). Other expense was $78,000 and $5,000 in the 2018 quarter and the 2017 quarter, respectively.
Income Tax (Expense) Benefit. Income tax benefit increased $13.9 million, from $25,000 in the 2017 quarter to $13.9 million in the 2018 quarter. Current tax expense increased $595,000, from $605,000 in the 2017 quarter to $1.2 million expense in the 2018 quarter, primarily due to foreign income taxes related to J&S. Deferred tax benefit increased $14.5 million from $630,000 benefit in the 2017 quarter to $15.1 million benefit in the 2018 quarter primarily due to the acquisition of Premier in the 2018 quarter, which resulted in the reversal of the valuation allowance on our deferred tax assets in the 2018 quarter. See note 2 to our condensed consolidated financial statements.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $413,000 in the 2018 quarter and $102,000 in the 2017 quarter. See notes 2, 10 and 14 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $968,000 in the 2018 quarter and a loss of $300,000 in the 2017 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 11, and 14 to our condensed consolidated financial statements.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
REVENUE
Advisory services	$68,118	$47,960	$20,158	42.0%
Audio visual	61,212	—	61,212
Project management	3,616	—	3,616
Other	11,598	3,947	7,651	193.8%
Total revenue	144,544	51,907	92,637	178.5%
EXPENSES
Salaries and benefits	64,078	39,146	(24,932)	(63.7)%
Cost of revenues for audio visual	48,000	—	(48,000)
Cost of revenues for project management	1,189	—	(1,189)
Depreciation and amortization	5,205	1,636	(3,569)	(218.2)%
General and administrative	27,651	12,493	(15,158)	(121.3)%
Impairment	1,919	1,072	(847)	(79.0)%
Other	2,172	618	(1,554)	(251.5)%
Total expenses	150,214	54,965	(95,249)	(173.3)%
OPERATING INCOME (LOSS)	(5,670)	(3,058)	(2,612)	(85.4)%
Interest expense	(593)	(10)	(583)	(5,830.0)%
Amortization of loan costs	(177)	(25)	(152)	(608.0)%
Interest income	288	153	135	88.2%
Dividend income	—	93	(93)	(100.0)%
Unrealized gain (loss) on investments	—	203	(203)	(100.0)%
Realized gain (loss) on investments	—	(294)	294	100.0%
Other income (expense)	(338)	(26)	(312)	(1,200.0)%
INCOME (LOSS) BEFORE INCOME TAXES	(6,490)	(2,964)	(3,526)	(119.0)%
Income tax (expense) benefit	11,593	(9,248)	20,841	225.4%
NET INCOME (LOSS)	5,103	(12,212)	17,315	141.8%
(Income) loss from consolidated entities attributable to noncontrolling interests	704	267	437	163.7%
Net (income) loss attributable to redeemable noncontrolling interests	817	995	(178)	(17.9)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	6,624	(10,950)	17,574	160.5%
Preferred dividends	(1,675)	—	(1,675)
Amortization of preferred stock discount	(303)	—	(303)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,646	$(10,950)	$15,596	142.4%
Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders increased by $15.6 million, or 142.4%, to $4.6 million for the nine months ended September 30, 2018 (“the 2018 period”) compared to the nine months ended September 30, 2017 (“the 2017 period”) as a result of the factors discussed below.

Total Revenue. Total revenue increased by $92.6 million, or 178.5%, to $144.5 million for the 2018 period compared to the 2017 period due to the following (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$33,540	$32,599	$941	2.9%
Incentive advisory fee (2)	1,356	2,312	(956)	(41.3)%
Reimbursable expenses (3)	7,052	7,454	(402)	(5.4)%
Non-cash stock/unit-based compensation (4)	25,780	5,449	20,331	373.1%
Other advisory revenue (5)	390	146	244	167.1%
Total advisory services revenue (11)	68,118	47,960	20,158	42.0%

Audio visual revenue (6)	61,212	—	61,212

Project management revenue (14)	3,616	—	3,616

Other revenue:
Investment management reimbursements (7) (11)	850	1,482	(632)	(42.6)%
Debt placement fees (8) (11)	5,941	225	5,716	2,540.4%
Claims management services (11) (12)	153	—	153
Lease revenue (9) (11)	754	642	112	17.4%
Other services (10)	3,900	1,598	2,302	144.1%
Total other revenue	11,598	3,947	7,651	193.8%

Total revenue	$144,544	$51,907	$92,637	178.5%

REVENUE BY SEGMENT (13)
REIT advisory	$75,816	$50,309	$25,507	50.7%
Premier	3,616	—	3,616
J&S	61,212	—	61,212
OpenKey	773	140	633	452.1%
Corporate and other	3,127	1,458	1,669	114.5%
Total revenue	$144,544	$51,907	$92,637	178.5%
________

(1)	The increase in base advisory fee is due to higher revenue of $591,000 from Ashford Trust and higher revenue of $350,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $956,000 from Braemar. The incentive advisory fee for the 2018 period includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.4 million for which payment is due January 2019. The incentive advisory fee for the 2017 period includes the pro-rata portion of the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.4 million, which was paid in January 2018, as well as the pro-rata portion of the third year installment of the Braemar 2015 incentive advisory fee in the amount of $956,000, which was also paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2015 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The decrease in reimbursable expenses revenue is due to lower revenue of $257,000 from Ashford Trust and lower revenue of $145,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the nine months ended September 30, 2017, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $1.5 million and $110,000, respectively, which was partially offset by the impairment of the related capitalized software, as discussed in note 2 to our condensed consolidated financial statements, in the amount of $1.1 million. See note 14 to our condensed consolidated financial statements.

(4)
The increase in non-cash stock/unit-based compensation revenue is due to higher revenue of $12.8 million from Ashford Trust and higher revenue of $7.5 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2018 period, $6.7 million of non-cash stock/unit-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

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

(6)	The $61.2 million increase in audio visual revenue is due to our acquisition of J&S in November 2017.

(7)
The decrease in investment management reimbursements is due to lower revenue of $632,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(8)
The increase in debt placement fee revenue is due to an unusually high volume of debt financings during the second quarter of 2018, primarily from Ashford Trust. We recorded higher revenue of $4.9 million from Ashford Trust and higher revenue of $774,000 from Braemar. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(9)
In connection with our key money transactions with our managed REITs, we lease FF&E to Ashford Trust and Braemar rent-free. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is due to higher revenue of $436,000 from Ashford Trust, higher revenue of $599,000 from Braemar and higher revenue of $1.3 million from third parties. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey, Pure Rooms and RED, to Ashford Trust, Braemar and other third parties.

(11)	Indicates REIT advisory revenue.

(12)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(13)	See note 16 for discussion of segment reporting.

(14)	The increase in project management revenue is due to increased revenue of $3.6 million, as a result of our acquisition of Premier.

Salaries and Benefits Expense. Salaries and benefits expense increased by $24.9 million, or 63.7%, to $64.1 million for the 2018 period compared to the 2017 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change
Cash salaries and benefits:
Salary expense	$18,982	$14,848	$4,134
Bonus expense	10,508	6,718	3,790
Benefits related expenses	4,660	2,338	2,322
Total cash salaries and benefits (1)	34,150	23,904	10,246
Non-cash equity-based compensation:
Stock option grants (2)	7,625	5,436	2,189
Pre spin-off Ashford Trust equity grants (3)	—	684	(684)
Ashford Trust & Braemar equity grants (4)	25,843	5,449	20,394
Total non-cash equity-based compensation	33,468	11,569	21,899
Non-cash (gain) loss in deferred compensation plan (5)	(3,540)	3,673	(7,213)
Total salaries and benefits	$64,078	$39,146	$24,932
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. Cash salaries and benefits recorded in the 2018 period included $1.3 million of severance costs and $716,000 of additional bonus expense recorded upon receiving approval from the board of directors in the first quarter of 2018. The acquisition of J&S in November 2017 contributed $4.6 million to the increase over the 2017 period.

(2)
The increase is primarily due to $2.5 million of expense related to the accelerated vesting of stock option awards upon the death of one of our executive officers, in accordance with the terms of the awards, partially offset by forfeitures. See notes 2, 12 and 14 to our condensed consolidated financial statements.

(3)
As a result of our spin-off in 2014 from Ashford Trust, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. As a result, we continued to recognize equity-based compensation expense related to these grants through the final vesting date in April 2017. See notes 2 and 12 to our condensed consolidated financial statements.

(4)
Equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The increase is primarily attributable to $6.7 million of compensation expense related to the accelerated vesting of equity awards upon the death of one of our executive officers, in accordance with the terms of the awards. See notes 2 and 12 to our condensed consolidated financial statements.

(5)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2018 period and the loss in the 2017 period are primarily attributable to decreases and increases, respectively, in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $48.0 million during the 2018 period compared to $0 for the 2017 period, due to new costs associated with new audio visual revenues from the acquisition of J&S which occurred in November 2017.
Cost of Revenues for Project Management. Cost of revenues for project management was $1.2 million during the 2018 period compared to $0 for the 2017 period, due to costs associated with project management revenues from the acquisition of Premier which occurred in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.6 million, or 218.2%, to $5.2 million for the 2018 period compared to the 2017 period, primarily as a result of the amortization of the Premier and J&S definite-lived intangible assets, as well as FF&E additions related to software implementation, key money assets and the November 2017 J&S acquisition. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2018 period excludes depreciation expense related to audio visual equipment of $2.9 million which is included in cost of revenues for audio visual.

General and Administrative Expense. General and administrative expenses increased by $15.2 million, or 121.3%, to $27.7 million for the 2018 period compared to the 2017 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change
Professional fees (1)	$14,446	$6,546	$7,900
Office expense (2)	6,751	2,388	4,363
Public company costs	782	829	(47)
Director costs	1,149	735	414
Travel and other expense (2)	4,461	1,847	2,614
Non-capitalizable costs - software implementation	62	148	(86)
Total general and administrative	$27,651	$12,493	$15,158
________

(1)
The increase in expense is primarily due to increases in legal fees and transaction costs related to the acquisition of Premier, development and execution of our ERFP program and our investments in J&S and RED.

(2)	The increase in expense is primarily due to our investments in Premier, J&S and RED.
Impairment. Impairment of capitalized software implementation costs was $1.9 million during the 2018 period compared to $1.1 million for the 2017 period. See notes 2 and 14 to our condensed consolidated financial statements.
Other. Other operating expense was $2.2 million and $618,000 for the 2018 period and the 2017 period, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, Pure Rooms and RED as well as expense from the increase in fair value of contingent consideration related to the J&S acquisition. See note 7 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $593,000 and $10,000 for the 2018 period and the 2017 period, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $177,000 and $25,000 for the 2018 period and the 2017 period, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $288,000 and $153,000 for the 2018 period and the 2017 period, respectively.
Dividend Income. Dividend income was $0 and $93,000 for the 2018 period and the 2017 period, respectively, related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0 for the 2018 period and $203,000 for the 2017 period, primarily related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 for the 2018 period and $294,000 in the 2017 period. The realized loss on investments is related to options on futures contracts and investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Other Income (Expense). Other expense was $338,000 and $26,000 in the 2018 period and the 2017 period, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased by $20.8 million, from $9.2 million expense in the 2017 period to $11.6 million benefit in the 2018 period. Current tax expense decreased by $428,000, from $3.8 million in the 2017 period to $3.4 million in the 2018 period, due to lower taxable income which was the result of higher pretax loss and deductions for bonus depreciation. Deferred tax benefit increased by $20.5 million from $5.4 million expense in the 2017 period to $15.1 million benefit in the 2018 period. The 2017 period expense was related primarily to the April 2017 legal entity restructuring of the Company, and the 2018 period benefit was related primarily to the acquisition of Premier, which resulted in the reversal of the valuation allowance on our deferred tax assets in the third quarter of 2018.

(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $704,000 in the 2018 period and a loss of $267,000 in the 2017 period. See notes 2, 10 and 14 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $817,000 in the 2018 period and a loss of $995,000 in the 2017 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. Prior to April 6, 2017, the noncontrolling interests represented ownership interests in Ashford LLC. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 11, and 14 to our condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary for operating expenses primarily attributable to paying our employees. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility, which we believe will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months.
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees, investments to grow our business, and our ERFP and certain recent subsidiary financing transactions noted below. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, future equity issuances and availability under our revolving credit facilities.
On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share for gross proceeds of $20.1 million. The net proceeds from the sale of the shares after discounts and commissions to the underwriters and offering expenses were approximately $18.1 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.
On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 2.00% and matures on February 1, 2029.
On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington, including construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of FF&E, and related services, for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging will now be provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Preferred Stock to the Remington Sellers, primarily the Bennetts. The Series B Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Dividends on the Series B Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Preferred Stock vote on an as-converted basis with the holders of the common stock and the holders of any outstanding Series A Preferred Stock or Series C Preferred Stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock.
On June 26, 2018, the Company entered into the ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the ERFP Agreement, the Company agreed to provide$50 million to Ashford Trust in connection with Ashford Trust’s acquisition of additional hotels with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, the Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Ashford Trust rent-free. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria on June 29, 2018, and subject to the terms of the ERFP Agreement, the Company is obligated to provide Ashford Trust with approximately $11.1 million of FF&E at Ashford Trust properties. As of September 30, 2018, the Company has provided $390,000 of FF&E under the ERFP Agreement. As a result, the Company’s ERFP obligation of $10.7 million is reflected in our condensed consolidated balance sheet as “other assets” and “other liabilities” as of September 30, 2018. Under the ERFP agreement,

Ashford Trust has two years from the acquisition date of a hotel property to identify the FF&E to be purchased by Ashford Inc. The Company recognizes the related depreciation tax deduction at the time such FF&E is placed into service at Ashford Trust properties. However, the timing of the FF&E being placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See note 9 and 14 to our condensed consolidated financial statements.
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan are held in an escrow account, which is included in our consolidated balance sheet within “other assets” as of September 30, 2018. The term loan bears interest at the Prime Rate plus 1.75% and matures on April 5, 2025. The revolving credit facility bears interest at the Prime Rate plus 1.75% and matures on March 5, 2019. During the nine months ended September 30, 2018, $16,000 was drawn on the revolving credit facility. As of September 30, 2018, $234,000 was available under the revolving credit facility.
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate amount of $75 million, subject to certain conditions. At September 30, 2018, there were no outstanding borrowings under the facility.
On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased during the nine months ended September 30, 2018.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $195,000 and $226,000, respectively, are included as a reduction to notes payable on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at September 30, 2018 and December 31, 2017, was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the nine months ended September 30, 2018, $16.3 million was drawn and approximately $14.5 million of payments were made on the revolving credit facility. As of September 30, 2018, approximately $0.5 million of credit was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. As of September 30, 2018, our J&S operating subsidiary was in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million draw term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the nine months ended September 30, 2018, $1.7 million was drawn on the equipment note and $2.0 million was outstanding on the draw term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.
On April 13, 2017, OpenKey entered into a Loan and Security Agreement for a line of credit in the amount of $1.5 million.
The line of credit is secured by all of OpenKey's assets and matures on October 31, 2018, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At September 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Loan Agreement. In connection with the line of credit, OpenKey granted the creditors a 10-year warrant to purchase approximately 28,000 shares of OpenKey's preferred stock at $1.61 per share. The fair value of the warrants, estimated to be $28,000, was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which will be amortized over the term of the line of credit.
On April 6, 2017, Pure Rooms entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.00% per annum. Subsequent to the end of the quarter on October 1, 2018, we paid off the $39,000 balance on the term loan. The line of credit has a variable interest rate of Prime Rate plus 1.00%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our condensed consolidated balance sheets.

Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources.
Sources and Uses of Cash
As of September 30, 2018 and December 31, 2017, we had $64.9 million and $36.5 million of cash and cash equivalents, respectively, and $10.7 million and $9.1 million of restricted cash, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $15.6 million and $18.0 million for the nine months ended September 30, 2018 and 2017, respectively. The lower cash flows provided by operating activities in the nine months ended September 30, 2018, were due primarily to $9.6 million of transaction costs related to the acquisition of Premier, $1.4 million paid in contingent consideration related to the November 2017 acquisition of J&S, as well as the timing of payments to vendors and timing of operating subsidiaries’ receipt of revenues. In connection with our Fourth Amended and Restated Braemar Advisory Agreement, we received a $5.0 million cash payment in June 2017 from Braemar which positively impacted operating cash flows in the nine months ended September 30, 2017.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2018, investing activities used net cash flows of $9.3 million, which is attributable to purchases of FF&E, including audio visual equipment and computer software of $7.5 million, and $4.0 million in payments for assets related to RED Hospitality and Leisure LLC, partially offset by $2.3 million of cash acquired in the acquisition of Premier. For the nine months ended September 30, 2017, investing activities used net cash flows of $1.7 million, which was attributable to purchases of computer software and FF&E of $1.8 million, partially offset by proceeds from the disposal of FF&E of $15,000 and $129,000 of cash acquired in the acquisition of Pure Rooms.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2018, net cash flows provided by financing activities were $23.9 million, due to cash flows of $18.1 million received from the issuance of our common stock, $2.7 million of contributions from noncontrolling interests in a consolidated entity, $6.0 million of proceeds from borrowings on notes payable, $1.7 million of net borrowings on our revolving credit facilities and net repayments in advances to employees of $45,000 associated with tax withholdings for restricted stock vesting. These were offset by $1.7 million of payments for dividends on our preferred stock, $1.4 million of payments on notes payable and capital leases, $1.2 million paid in contingent consideration related to the November 2017 acquisition of J&S, $314,000 in distributions to non-controlling interests, and $72,000 of loan cost payments. For the nine months ended September 30, 2017, net cash flows used in financing activities were $54.5 million. These cash outflows consisted of $55.3 million of distributions to noncontrolling interests in consolidated entities primarily related to the AQUA Fund that is now dissolved, partially offset by $983,000 of contributions from noncontrolling interests in a consolidated entity.

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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2017, outside the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K, except with respect to the ERFP Agreement described elsewhere in this MD&A in “Recent Developments”.
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
Interest Rate Risk—At September 30, 2018, our total indebtedness of $18.5 million included $17.9 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2018, would be approximately $179,000 annually. Interest rate changes have no impact on the remaining $603,000 of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in J&S Audiovisual, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are immaterial recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position or results of operations of the Company. However, the adjudication of legal proceedings is difficult to predict, and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s financial position or results of operations could be materially adversely affected in future periods.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. You should also review the risk factors associated with our acquisition of Premier in our Definitive Proxy Statement dated and filed with the SEC on July 12, 2018. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2018, there have been no material changes to the risk factors set forth in our Annual Report.

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

3.1	Amended and Restated Articles of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.2	Ashford Inc. Articles of Amendment (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.3	Articles Supplementary of establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.4	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.5	Amended and Restated Bylaws of New Holdco (incorporated by reference to Exhibit 3.5 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
4.1
Rights Agreement, dated August 8, 2018, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Articles Supplementary of Series C Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

10.1
Investor Rights Agreement, dated August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

10.2
Merger and Registration Rights Agreement dated August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

10.3
Ashford Inc. Amended and Restated Mutual Exclusivity Agreement, dated August 8, 2018, by and among Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality LLC, and consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

10.4
Braemar Mutual Exclusivity Agreement, dated August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

10.5
Braemar Master Project Management Agreement, dated August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

10.6
Mutual Exclusivity Agreement, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

10.7
Master Project Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 8, 2018	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 8, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer