Form 10-K
period 2018-12-31
Ashford Inc.
filed 2019-03-08
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36400
ASHFORD INC.
(Exact name of registrant as specified in its charter)

Maryland	82-5237353
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE American LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes          ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2018, the aggregate market value of 1,710,090 shares of the registrant’s common stock held by non-affiliates was approximately $110,813,832.
As of March 6, 2019, the registrant had 2,469,457 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2019 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2018

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; and Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; and Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management,” or “Premier.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.
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

•
the future success of recent acquisitions, including the project management business formerly conducted by certain affiliates of Remington Lodging, and new business initiatives, including the Enhanced Return Funding Programs (“ERFPs”) with Ashford Trust and Braemar;

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

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Remington Lodging, Ashford Trust and Braemar, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•
the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the acquisition of the project management business previously owned by Remington Lodging, and from new business initiatives, including the ERFPs with Ashford Trust and Braemar;

•
disruptions relating to the acquisition or integration of the project management business previously owned by Remington Lodging, which may harm relationships with customers, employees and regulators; and

•	unexpected costs relating to the acquisition or integration of the project management business previously owned by Remington Lodging.
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

PART I
Item 1. Business
Our Company
 Ashford Inc. is a Maryland corporation that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Trust completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust's operating partnership, collectively. Our common stock is listed on the NYSE American LLC (“NYSE American”). As of December 31, 2018, Ashford Trust held approximately 598,000 shares of our common stock, which represented an approximate 25.0% ownership interest in Ashford Inc., and Braemar held approximately 195,000 shares, which represented an approximate 8.1% ownership interest in Ashford Inc. As of December 31, 2018, Mr. Monty J. Bennett, our chief executive officer and chairman and the chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, beneficially owned approximately 313,014 shares of our common stock, which represented an approximate 13.1% ownership interest in Ashford Inc., and beneficially owned 7,800,000 shares of our Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”), which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,392,857 shares of Ashford Inc. common stock, which if exercised as of December 31, 2018 would have increased Mr. Bennett and Mr. Bennett, Jr.’s ownership interest in Ashford Inc. to 45.1%.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Braemar became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE.
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. We are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar.
We conduct our advisory business primarily through an operating entity, Ashford LLC, our project management business through an operating entity, Premier, and our hospitality products and services business primarily through an operating entity, Ashford Services. We own substantially all of our assets and conduct substantially all of our business through Ashford LLC, Premier, and Ashford Services.
Our Business Strategy
Our principal business objective is to provide asset management, advisory and other products and services to other entities primarily in the hospitality industry. The Company seeks to grow in three primary areas: (i) expanding its existing REIT platforms accretively and accelerating performance to earn incentive fees; (ii) starting new REIT platforms for additional base and incentive fees; and (iii) acquiring, investing in or incubating strategic businesses that can achieve accelerated growth through doing business with our existing REIT platforms and by leveraging our deep knowledge and extensive relationships within the hospitality sector.
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services; and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) Premier, which provides comprehensive and cost-effective design, development, and project management services, (b) Presentation Technologies LLC (“J&S”), which provides audio visual event technology and creative communications solutions services, (c) OpenKey Inc. (“OpenKey”), a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (d) PRE Opco LLC (“Pure Wellness”), which provides hypoallergenic premium rooms in the hospitality industry, and (e) RED Hospitality & Leisure LLC (“RED”), a provider of watersports activities and other travel and transportation services. For 2018, Premier, OpenKey, Pure Wellness and RED operating segments do not individually meet the accounting criteria for separate disclosure as reportable segments. However, we have elected to disclose Premier and OpenKey as reportable segments. Accordingly, we have four reportable segments:

REIT Advisory, Premier, J&S and OpenKey. We combine the operating results of Pure Wellness and RED into an “all other” category, which we refer to as “Corporate and Other.” As of December 31, 2018, there were no material intercompany revenues or expenses between our operating segments.
In our asset management and advisory business, we earn advisory fees from each company that we advise. The fees earned from each company that we advise include a base fee, payable in cash, on a monthly basis, for managing the respective day-to-day operations of the companies that we advise and the day-to-day operations of their respective subsidiaries, in each case in conformity with the respective investment guidelines of such entity. The base fee is determined as a percentage of each entity’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Braemar based on their respective out-performance of their peers, as measured by the annual total stockholder return of such company compared to its peers. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), and is defined in the respective advisory agreements. Incentive advisory fees, measured with respect to a particular year are paid over a three-year period, beginning with January 15 immediately following the year of measurement, and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. For the year ended December 31, 2018, we recognized advisory services revenues of $70.4 million and $19.0 million from Ashford Trust and Braemar, respectively, of which $1.8 million and $678,000 respectively, were incentive fees. For the year ended December 31, 2017, we earned advisory services revenues of $55.2 million and $10.8 million from Ashford Trust and Braemar, respectively, of which $1.8 million and $1.3 million respectively, were incentive fees.
Separate from our advisory agreements, Lismore Capital LLC (“Lismore”), our wholly-owned subsidiary, provides debt placement services to our REIT clients. During the year ended December 31, 2018, Lismore Capital earned $6.1 million in debt placement fees. During the year ended December 31 2017, Lismore Capital earned $1.1 million in debt placement fees.
In our hospitality products and services business, we provide products and services to clients primarily in the hospitality industry, including Ashford Trust and Braemar. Our hospitality products and services business generates revenue from customers in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2018, we earned audio visual revenue of $81.2 million, project management revenue of $10.6 million, which covers the period from the closing of our acquisition of Premier on August 8, 2018 through December 31, 2018, OpenKey revenue of $999,000, and other revenue of $4.8 million. For the year ended December 31, 2017, we earned audio visual revenue of $9.2 million, OpenKey revenue of $327,000 and other revenue of $2.1 million, respectively.
Our Advisory Agreements
We advise Ashford Trust and Braemar pursuant to our advisory agreements. The provisions of the two advisory agreements are substantially similar, except as otherwise described below. The following summary of the terms of our advisory agreements does not purport to be complete and is subject to and qualified in its entirety by reference to a copy of the actual agreements, as amended, entered into with Ashford Trust or Braemar, which have been included as exhibits to other documents filed with the Securities and Exchange Commission (the “SEC”) and incorporated by reference in this Form 10-K.
General. Pursuant to our advisory agreements with Ashford Trust and Braemar, we provide, or obtain on their behalf, the personnel and services necessary for each of these entities to conduct its respective business, as they have no employees of their own. All of the officers of each of Ashford Trust and Braemar are our employees. We are not obligated to dedicate any of our employees exclusively to either Ashford Trust or Braemar, nor are we or our employees obligated to dedicate any specific portion of time to the business of either Ashford Trust or Braemar, except as necessary to perform the service required of us in our capacity as the advisor to such entities. The advisory agreements require us to manage the business affairs of each of Ashford Trust and Braemar in conformity with the policies and the guidelines that are approved and monitored by the boards of such entities. Additionally, we must refrain from taking any action that would (a) adversely affect the status of Ashford Trust or Braemar as a REIT, (b) subject us to regulation under the Investment Company Act, (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate the charter, bylaws or resolutions of the board of directors of each of Ashford Trust and Braemar, all as in effect from time to time. So long as we are the advisor to Braemar, Braemar’s governing documents permit us to designate persons as candidates for election as director at any stockholder meeting of Braemar at which directors are to be elected. Such nominees may be our executive officers.
Our Duties as Advisor. Subject to the supervision of the respective boards of directors of each of Ashford Trust and Braemar, we are responsible for, among other duties: (1) performing and administering the day-to-day operations of Ashford

Trust and Braemar, including all of the subsidiaries and joint ventures of such entities; (2) all services relating to the acquisition, disposition and financing of hotels; (3) performing asset management duties; (4) engaging and supervising, on behalf of such companies, third parties to provide various services including but not limited to overseeing development management, property management, and other professional services; and (5) performing corporate governance and other management functions, including financial, capital markets, treasury, financial reporting, internal audit, accounting, tax and risk management services, SEC and regulatory compliance, and retention of legal counsel, auditors and other professional advisors, as well as other duties and services outlined in the advisory agreements.
Any increase in the scope of duties or services to be provided by us must be jointly approved by us and either Ashford Trust or Braemar, as applicable, and is subject to additional compensation as outlined in the advisory agreements.
We are the sole and exclusive provider of asset management, project management and other services offered by us, for each of Ashford Trust and Braemar. At any time that Ashford Trust or Braemar desires to engage a third party for the performance of services or delivery of products, we have the exclusive right to provide such service or product at market rates.
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
We require our employees and officers who provide services to the companies we advise to comply with the codes and the policies of such companies.
ERFP Agreements
General. On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement” and, together with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company, Ashford Trust, and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreements on behalf of the Company, Ashford Trust, and Braemar, respectively. The ERFP Agreements replaced the “key money investments” previously contemplated by the respective advisory agreements with each of Ashford Trust and Braemar.
Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the funding commitment up to $100 million upon mutual agreement by the parties. Under the Ashford Trust ERFP Agreement, the Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for furniture, fixtures and equipment (“FF&E”), which is subsequently leased by the Company to Ashford Trust rent-free. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria on June 29, 2018 and La Posada de Santa Fe on October 31, 2018, the Company was obligated to provide Ashford Trust with approximately $11.1 million and $5.0 million, respectively, in exchange for FF&E at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. The $16.1 million total of FF&E was purchased by us and leased by us to Ashford Trust effective December 31, 2018. As of December 31, 2018, the Company had no remaining ERFP obligation to Ashford Trust with respect to hotels already purchased by Ashford Trust.
In connection with Ashford Trust’s acquisitions of The Embassy Suites New York Midtown Manhattan on January 22, 2019 and the Hilton Santa Cruz/Scotts Valley on February 26, 2019, the Company is obligated to provide Ashford Trust with approximately $19.5 million and $5.0 million, respectively, for a total obligation of $24.5 million in exchange for FF&E at Ashford Trust properties, subject to the terms of the Ashford Trust ERFP Agreement. After consideration of the $16.1 million ERFP obligations funded in 2018 and the $24.5 million ERFP obligations incurred in connection with Ashford Trust’s acquisitions in 2019, the Company has $9.4 million remaining of its initial $50 million ERFP funding commitment to Ashford Trust.
Under the Braemar ERFP Agreement, the Company agreed to provide $50 million to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company is obligated to provide Braemar 10% of the acquired hotel’s purchase price in exchange for FF&E at Braemar properties, which is subsequently leased by the Company to Braemar rent-free. In connection with Braemar’s acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019, the Company is obligated to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar properties, subject to the terms of the Braemar ERFP Agreement.

Ashford Trust and Braemar, respectively, must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. Each respective ERFP Agreement requires that the Company acquire the related FF&E within two years of Ashford Trust or Braemar acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the company and placed into service at Ashford Trust or Braemar properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 11 and 17 to our consolidated financial statements.
Conditions to Funding. The Company (and its operating company Ashford LLC) shall have no obligation to provide any enhanced return investment in the event that (i) Ashford Trust, Braemar or any of Ashford Trust’s or Braemar’s subsidiaries, as applicable, has materially breached any provision of the applicable advisory agreement (provided that Ashford Trust and Braemar shall be entitled to cure any such breach prior to the applicable date of required acquisition of FF&E), (ii) any event or condition has occurred or is reasonably likely to occur which would give rise to a right of termination in favor of the Company under the applicable advisory agreement or the applicable ERFP Agreement, (iii) there would exist, immediately after such proposed enhanced return investment, a Sold ERFP Asset Amount (as defined in the applicable ERFP Agreement), or (iv) (a) Ashford LLC’s Unrestricted Cash Balance (as defined below) is, after taking into account the cash amount anticipated to be required for the proposed enhanced return investment, less than fifteen million dollars ($15,000,000) (the “Cash Threshold”) as of one week after the date that Ashford Trust OP or Braemar OP, respectively, requires that Ashford LLC commit to fund an enhanced return investment with respect to an Enhanced Return Hotel Asset (as defined in the applicable ERFP Agreement) or (b) Ashford LLC reasonably expects, in light of its then-anticipated contractual funding commitments (including amounts committed pursuant to the ERFP Agreements but not yet paid) and cash flows, to have an Unrestricted Cash Balance that is less than the Cash Threshold immediately after the expected date of closing of the purchase of the Enhanced Return Hotel Asset.
For purposes of each of the ERFP Agreements, “Unrestricted Cash Balance” means, unrestricted cash of Ashford LLC; provided, that any cash or working capital of the Company or its other subsidiaries, including without limitation, Ashford Services, shall be included in the calculation of “Unrestricted Cash Balance” if such funds have been contributed, transferred or loaned from Ashford LLC to Ashford Services or such other subsidiaries for the purpose of avoiding, hindering or delaying Ashford LLC’s obligations under the applicable ERFP Agreement (it being understood that good faith loans or advances to, or investments in, Ashford Services’ or such other subsidiaries’ existing business or new services or other businesses, or the provision of working capital to Ashford Services or such other subsidiaries generally consistent with Ashford Services’ or such other subsidiaries past practices, shall not be deemed to have been made for the purpose of avoiding, hindering or delaying Ashford LLC’s obligations under the applicable ERFP Agreement).
Repayment Events. With respect to any acquisition of FF&E by Ashford LLC pursuant to the applicable ERFP Agreement, if prior to the date that is two years after such acquisition, (i) Ashford Trust or Braemar, as applicable, is subject to a Company Change of Control (as defined in the applicable advisory agreement) or (ii) Ashford Trust, Braemar or the Company terminates the applicable advisory agreement and Ashford Trust or Braemar is required to pay the Termination Fee thereunder (each of clauses (i) and (ii), a “Repayment Event”), Ashford Trust OP or Braemar OP, as applicable, shall pay to Ashford LLC an amount equal to one hundred percent (100%) of any enhanced return investments actually funded by Ashford LLC during such two-year period.
Disposition of Enhanced Return Hotel Assets. If Ashford Trust OP or Braemar OP, respectively, or their subsidiaries dispose of or cause to be disposed any Enhanced Return Hotel Asset or other real property with respect to which Ashford LLC owns FF&E, including by way of a foreclosure or deed-in-lieu of foreclosure by a mortgage or mezzanine lender of Ashford Trust OP or Braemar OP, respectively, or their subsidiaries, Ashford Trust or Braemar, as applicable, shall promptly identify, and Ashford LLC shall acquire in exchange for such FF&E, FF&E for use at another real property asset leased by the applicable taxable REIT subsidiary and with a fair market value equal to the value of such FF&E as established in connection with such disposition.
Term. The initial term of each ERFP Agreement is two (2) years (the “Initial Term”), which begins on June 26, 2018 in the case of Ashford Trust and January 19, 2019 in the case of Braemar, unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one (1) year periods (each such period a “Renewal Term”) unless either the Company or Ashford Trust or Braemar, as applicable, provides written notice to the other at least sixty (60) days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. The ERFP Agreement may be terminated by the Company or Ashford Trust or Braemar, as applicable, in the event such party has a right to terminate the advisory agreement or by the Company in the event that the Company is entitled to transfer cash owned by Ashford Trust but controlled by the Company to the termination fee escrow account under the applicable advisory agreement. The amendments to the applicable advisory agreement set forth in the ERFP Agreements shall continue in force notwithstanding any termination of the ERFP Agreements.

Relationship with Ashford Trust and Braemar. We advise both Ashford Trust and Braemar. We are also permitted to have other advisory clients, which may include other REITs operating in the real estate industry or having the same or substantially similar investment guidelines as Ashford Trust or Braemar. If either Ashford Trust or Braemar materially revises its initial investment guidelines without our express written consent, we are required only to use our best judgment to allocate investment opportunities to Braemar, Ashford Trust and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any of our then existing obligations to such other entities. Braemar has agreed not to revise its initial investment guidelines to be directly competitive with Ashford Trust. Ashford Trust agrees, pursuant to the terms of the Ashford Trust advisory agreement, that it will revise its investment guidelines as necessary to avoid direct competition with (i) any entity or platform that Ashford Trust may create or spin-off in the future and (ii) any other entity advised by us, provided that in the case of clause (ii), we and Ashford Trust mutually agree to the terms of such revision of Ashford Trust’s investment guidelines. The advisory agreements give each of Ashford Trust and Braemar the right to equitable treatment with respect to other clients of ours, but the advisory agreements do not give any entity the right to preferential treatment, except as follows:

•
Any new individual investment opportunities that satisfy Ashford Trust’s investment guidelines will be presented to its board of directors, which has up to 10 business days to accept any such opportunity prior to it being available to Braemar or another business advised by us.

•
Any new individual investment opportunities that satisfy Braemar’s investment guidelines will be presented to its board of directors, which has up to 10 business days to accept any such opportunity prior to it being available to Ashford Trust or another business advised by us.

To minimize conflicts between Ashford Trust and Braemar, the advisory agreements require each such entity to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with us, such entity may modify or supplement its investment guidelines from time to time by giving written notice to us; however, if either Ashford Trust or Braemar materially changes its investment guidelines without our express written consent, we are required only to use our best judgment to allocate investment opportunities to Ashford Trust, Braemar and other entities we may advise, taking into account such factors as we deem relevant, in our discretion, subject to any then existing obligations we have to such other entities.
When determining whether an asset satisfies the investment guidelines of either Ashford Trust or Braemar, we must make a good faith determination of projected RevPAR, taking into account historical RevPAR as well as such additional considerations as conversions or reposition of assets, capital plans, brand changes and other factors that may reasonably be forecasted to raise RevPAR after stabilization of such initiative.
If Ashford Trust or Braemar elect to spin-off, carve-out, split-off or otherwise consummate a transfer of a division or subset of assets for the purpose of forming a joint venture, a newly created private platform or a new publicly traded company to hold such division or subset of assets constituting a distinct asset type and/or investment guidelines, Ashford Trust and Braemar have agreed that any such new entity will be advised by us pursuant to an advisory agreement containing substantially the same material terms set forth in our advisory agreement with Ashford Trust or Braemar, as applicable.
Limitations on Liability and Indemnification. The advisory agreements provide that we have no responsibility other than to render the services and take the actions described in the advisory agreements in good faith and with the exercise of due care and are not responsible for any action the board of directors of either Ashford Trust or Braemar takes in following or declining to follow any advice from us. The advisory agreements provide that we, and our officers, directors, managers, employees and members, will not be liable for any act or omission by us (or our officers, directors, managers, employees or members) performed in accordance with and pursuant to the advisory agreements, except by reason of acts constituting gross negligence, bad faith, willful misconduct or reckless disregard of our duties under the applicable advisory agreement.
Each of Ashford Trust and Braemar has agreed to indemnify and hold us harmless (including our partners, directors, officers, stockholders, managers, members, agents, employees and each other person or entity, if any, controlling us) to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from any acts or omission by us (including ordinary negligence) in our capacity as advisor, except with respect to losses, claims, damages or liabilities with respect to or arising out of our gross negligence, bad faith or willful misconduct, or reckless disregard of our duties set forth in the applicable advisory agreement (for which we have indemnified Ashford Trust or Braemar, as applicable).
Term and Termination of our Advisory Agreement with Ashford Trust. The term of our advisory agreement with Ashford Trust is 10 years, commencing from the effective date of the amended advisory agreement on June 10, 2015. Our advisory agreement with Ashford Trust provides for automatic five-year renewal terms unless previously terminated as described below. Our advisory agreement with Ashford Trust may be terminated by Ashford Trust with 180 days’ written notice prior to the expiration of the then current term, on the affirmative vote of at least two-thirds of the independent directors of Ashford Trust, based upon a good faith finding that either (a) there has been unsatisfactory performance by us that is materially detrimental to Ashford Trust and the subsidiaries of Ashford Trust taken as a whole, or (b) the base fee and/or incentive fee (each as defined in the advisory agreements) is not fair based on the then-current market for such fees (and we do not offer to negotiate a lower fee that at least a majority of the independent directors determine is fair). If the reason for non-renewal specified by Ashford Trust in the termination notice is clause (b) in the preceding sentence, then we may, at our option, provide a notice of proposal to renegotiate the base fee and incentive fee not less than 150 days prior to the pending termination date. Thereupon, each party has agreed to use its commercially reasonable efforts to negotiate in good faith to find a resolution on fees within 120 days following receipt by Ashford Trust of the renegotiation proposal. If a resolution is achieved between us and at least a majority of the independent directors of Ashford Trust, within the 120-day period, then the applicable advisory agreement will continue in full force and effect with modification only to the agreed upon base fee and/or incentive fee, as applicable.
If no resolution on fees is reached within the 120-day period, or if Ashford Trust terminates the advisory agreement by reason of clause (a) above, or terminates the advisory agreement upon a change in control of Ashford Trust, the advisory agreement will terminate and Ashford Trust will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to 1.1 times the greater of either:

•
12 multiplied by our Net Earnings for the 12-month period preceding the termination date of our advisory agreement. For purposes of this calculation, “Net Earnings” is defined in the advisory agreement as (A) our reported Adjusted EBITDA (as defined in the advisory agreement) attributable to the advisory agreement for the 12-month period preceding the termination of the advisory agreement (adjusted to assume the advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our earnings releases less (B) our pro forma Adjusted EBITDA (as defined in the advisory agreement) assuming our advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per Generally Accepted Accounting Principles (“GAAP”)) plus interest expenses, income taxes, depreciation and amortization) of ours and any of our affiliates and subsidiaries from providing any service or product to Ashford Trust, its operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from the advisory agreement;

•
the earnings multiple (calculated as our total enterprise value divided by our adjusted EBITDA) for our common stock per the 12-month period preceding the termination date multiplied by our Net Earnings (as defined above) for the 12 months preceding the termination; or

•
the simple average of our earnings multiples for the three fiscal years preceding the termination (calculated as our total enterprise value divided by our adjusted EBITDA for such periods) multiplied by our Net Earnings (as defined above) for the 12 months preceding the termination;

plus, in either case, a gross-up amount for federal and state tax liability, based on an assumed combined tax rate of 40%. Any such termination fee will be payable on or before the termination date.
Ashford Trust may also terminate the advisory agreement with 60 days’ notice upon of a change of control of Ashford Trust, if the change of control transaction is conditioned upon the termination of the advisory agreement. In such a circumstance, Ashford Trust would be required to pay the accrued costs and termination fee described above.
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
Upon any termination of the advisory agreement, we are required to cooperate with and assist Ashford Trust in executing an orderly transition of the management of its assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of Ashford Trust, returning any funds held on behalf of Ashford Trust (other than the termination fee escrow account, if applicable) and returning any and all of the books and records of Ashford Trust.
We may terminate the advisory agreement prior to the expiration of the then-current term with 180 days’ prior written notice. Additionally, we may terminate the advisory agreement if Ashford Trust defaults in the performance or observance of any material term, condition or covenant under the applicable advisory agreement; provided, however, before terminating the advisory agreement, we must give Ashford Trust written notice of the default and provide Ashford Trust with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as such entity is diligently and in good faith pursuing such cure. In the event of a termination pursuant to the preceding sentence during the initial term, we will be entitled to the greater of our actual damages or the termination fee described above; in the event of a termination pursuant to the preceding sentence during a renewal term, we will be entitled to the termination fee described above.
The advisory agreement also provides that if: (i) we have funded, or are committed to provide, enhanced return funding investments equal to at least $40.0 million; and (ii) either (a) Ashford Trust enters a letter of intent or definitive agreement that upon consummation would constitute a change of control; (b) the Ashford Trust board recommends that Ashford Trust’s stockholders accept a third party tender offer that would, if consummated, result in a third party beneficially owning 35% or more of Ashford Trust’s voting stock; or (c) a third party otherwise becomes a beneficial owner of 35% or more of Ashford Trust voting stock, then we are entitled to transfer Ashford Trust cash to an escrow account in an amount sufficient to pay the termination fee and other amounts set forth in the advisory agreement.
Base Fees under our Advisory Agreement with Ashford Trust. Ashford Trust is required, on a monthly basis, to pay a fee (the “Base Fee”) in an amount equal to 1/12 of (i) the Base Fee Percentage (as defined below, but during 2018 equal to 0.70%) of the Total Market Capitalization (as defined below) of Ashford Trust for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined below), if any, on the last day of the prior month during which the advisory agreement was in effect; provided, however in no event shall the Base Fee for any month be less than the Trust Minimum Base Fee (as defined below).
“Base Fee Percentage” shall mean the following per annum percentages, which vary based on the Total Market Capitalization (as adjusted annually for inflation beginning from January 1, 2015) calculation:

For each quarter in which the Total Market Capitalization* is:	Base Fee Percentage will be:
≤$6 billion	0.70%
> $6 billion and ≤ $10 billion	0.70% on amounts up to $6 billion 0.60% on amounts exceeding $6 billion
> $10 billion	0.70% on amounts up to $6 billion 0.60% on amounts exceeding $6 billion, up to $10 billion 0.50% on amounts exceeding $10 billion
______________

*Total Market Capitalization thresholds are subject to an annual inflation adjustment on each January 1 beginning January 1, 2016, based on increases to CPI.

The “Total Market Capitalization” of Ashford Trust for any period is calculated as:

(a)    to the extent Ashford Trust common stock is listed for trading on a national securities exchange for every day during any period for which the Total Market Capitalization is to be calculated, the amount calculated as:

(i)
average of the volume-weighted average price per share of common stock for Ashford Trust for each trading day of the period (“Average VWAP”) multiplied by the average number of shares of common stock and common units outstanding during such applicable period, on a fully-diluted basis (assuming all common units and long term incentive partnership units in Ashford Trust OP that have achieved economic parity with common units in the applicable operating partnership have been converted into shares of common stock and including any shares of common stock issuable upon conversion of any convertible preferred stock where the conversion price is less than Average VWAP), plus

(ii)
the average for the applicable period of the aggregate principal amount of the consolidated indebtedness of Ashford Trust (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus

(iii)
the average for the applicable period of the liquidation value of any outstanding preferred equity of Ashford Trust (excluding any convertible preferred stock where the conversion price is less than Average VWAP).

(b)    to the extent Ashford Trust common stock is not listed for trading on a national securities exchange (due to any reason, including but not limited to delisting by the New York Stock Exchange or the occurrence of a change of control) for any day during any period for which the Total Market Capitalization is to be calculated, the greater of: (i) the weighted average Gross Asset Value of all the Ashford Trust’s assets on each day during such period; or (ii) the Total Market Capitalization as calculated pursuant to paragraph (a) of this definition on the last day on which common stock was listed for trading on a national securities exchange, regardless of whether this day occurred during the applicable period.
“Gross Asset Value” shall mean, with respect to any of Ashford Trust’s assets as of any date, the undepreciated carrying value of all such assets including all cash and cash equivalents and capitalized leases and any FF&E leased to subsidiaries of Ashford Trust to facilitate the purchase of any Ashford Trust Enhanced Return Hotel Asset (as defined below) as reflected on the most recent balance sheet and accompanying footnotes of Ashford Trust filed with the Securities and Exchange Commission or prepared by the Company in accordance with GAAP consistent with its performance of its duties under the advisory agreement without giving effect to any impairments plus the publicly disclosed purchase price (excluding any net working capital and transferred FF&E reserves) of any assets acquired after the date of the most recent balance sheet and all capital expenditures made (to the extent not already reflected in the carrying value of the asset) with respect to an asset since the date of its acquisition for any improvements or for additions thereto, that have a useful life of more than one year and that are required to be capitalized under GAAP.
“Net Asset Fee Adjustment” shall be equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any asset the purchase of which was funded in part by the Ashford Trust ERFP Agreement (“Ashford Trust Enhanced Return Hotel Assets”)) sold or disposed of after the date of the Ashford Trust ERFP Agreement, commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of Ashford Trust Enhanced Return Hotel Assets sold or disposed of after the date of the Ashford Trust ERFP Agreement, commencing with and including the first such sale) and 1.07%.
The “Trust Minimum Base Fee” for each month beginning January 1, 2016 is equal to the greater of:
(i)    90% of the base fee paid for the same month in the prior year; and
(ii)    1/12th of the “G&A ratio” for the most recently completed fiscal quarter multiplied by the Total Market Capitalization of Ashford Trust on the last balance sheet date included in Ashford Trust’s most recent Form 10-Q or Form 10-K filing.
The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for Ashford Trust may be adjusted from time-to-time by mutual agreement between us and a majority of the independent directors of Ashford Trust.
Term and Termination of our Advisory Agreement with Braemar. The initial stated term of our advisory agreement with Braemar is 10 years and will expire, unless otherwise extended or earlier terminated, on January 24, 2027. Our advisory agreement with Braemar provides for seven successive additional ten-year renewal terms upon written notice to Braemar, given at least 210 days prior to the expiration of the then current term. The advisory agreement may be terminated by Braemar, with no termination fee due and payable, under the following circumstances: (i) upon our conviction (including a plea or nolo contendere) by a court of competent jurisdiction of a felony; (ii) if we commit an act of fraud against Braemar, convert the funds of Braemar or act in a manner constituting gross negligence in the performance of our material duties under the advisory agreement (including a failure to act); (iii) if we undergo a Bankruptcy Event (as defined by the advisory agreement); or (iv) upon the entry by a court of a final non-appealable order awarding monetary damages to Braemar based on a finding that we committed a material breach or default of a material term, condition, obligation or covenant of the advisory agreement, which breach or default had a material adverse effect.
Upon the closing of a change of control with respect to Braemar (as defined in the advisory agreement), either party may terminate the advisory agreement, and Braemar will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to the greater of:

•
(i) 12 multiplied by (ii) the sum of (A) our Net Earnings (as defined below) for the 12-month period ending on the last day of the fiscal quarter preceding the termination date of our advisory agreement (“LTM Period”) and (B) to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement;

•
(i) the quotient of (A) our total market capitalization (as defined in the advisory agreement) on the trading day immediately preceding the date of payment of the termination fee, divided by (B) our Adjusted EBITDA for the LTM Period (which for purposes of this paragraph shall include the EBITDA (adjusted on a comparable basis to our Adjusted EBITDA)) for the same LTM Period of any person that we acquired a beneficial ownership interest in during the applicable measurement period, in the same proportion as our beneficial ownership of the acquired person, multiplied by (ii) Net Earnings for the LTM Period plus, to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement; and

•
the simple average, for the three years preceding the fiscal year in which the termination fee is due, of (i) the quotient of (A) our total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) our Adjusted EBITDA for the LTM Period multiplied by (ii) Net Earnings for the LTM Period plus, to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement.

For purposes of this calculation, “Net Earnings” is generally defined in the advisory agreement as (A) the total base fees and incentive fees, plus any other revenues reported on our income statement as pertaining to the advisory agreement (in each case, in accordance with GAAP) including all EBITDA of us and our affiliates and of our subsidiaries from providing any additional services to Braemar and its affiliates, less (B) the total incremental expenses determined in accordance with the advisory agreement, in each case for the LTM Period (adjusted assuming (i) the agreement was in place for the full LTM Period if it otherwise was not and (ii) all contracts providing for fees owing to us by Braemar were in place for the full LTM Period if they otherwise were not and all fees payable under such contracts shall be annualized as such). In the event we acquire a beneficial ownership interest in a person that reported on its income statement revenues derived from Braemar, then the revenues received by such acquired person from Braemar for the full LTM Period shall be included within clause (A) of the definition of Net Earnings in the same proportion as our beneficial ownership of the acquired person.
Any such termination fee will be payable on or before the termination date.
Upon any termination of the advisory agreement, we are required to cooperate with and assist Braemar in executing an orderly transition of the management of its assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of such company, returning any funds held on behalf of such company and returning any and all of the books and records of such company. Braemar will be responsible for paying all accrued fees and expenses and will be subject to certain non-solicitation obligations with respect to our employees upon any termination of the applicable advisory agreement other than termination as a result of change of control of our company.
The advisory agreement also provides that if: (a) Braemar enters a letter of intent or definitive agreement that upon consummation would constitute a change of control; (b) the Braemar board recommends that Braemar’s stockholders accept a third party tender offer that would, if consummated, result in a third party beneficially owning 35% or more of Braemar’s voting stock; or (c) a third party otherwise becomes a beneficial owner of 35% or more of Braemar voting stock, then we are entitled to transfer Braemar cash to an escrow account in an amount sufficient to pay the termination fee and other amounts set forth in the advisory agreement.
Base Fees under our Advisory Agreement with Braemar. Braemar is required to pay, on a monthly basis, a fee (the “Base Fee”) in an amount equal to 1/12th of the sum of (i) 0.70% of the Total Market Capitalization (as defined below) of Braemar for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined below), if any, on the last day of the prior month during which the advisory agreement was in effect; provided, however, in no event shall the Base Fee for any month be less than the Braemar Minimum Base Fee (as defined below).
The “Total Market Capitalization” of Braemar for any period is calculated on a monthly basis as follows:
(a)    to the extent Braemar common stock is listed for trading on a national securities exchange for every day during any period for which the Total Market Capitalization is to be calculated, the amount calculated as:

(i)
the average of the volume-weighted average price per share of common stock for Braemar for each trading day of the period (“Average VWAP”) multiplied by the average number of shares of common stock and common units outstanding during such applicable period, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the applicable operating partnership which have achieved economic parity with common units in the applicable operating partnership have been converted into shares of common stock and including any shares of common stock issuable upon conversion of any convertible preferred stock where the conversion price is less than the Average VWAP), plus

(ii)
the average for the applicable period of the aggregate principal amount of the consolidated indebtedness of Braemar (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus

(iii)
the average for the applicable period of the liquidation value of any outstanding preferred equity of Braemar (excluding any shares of common stock issuable upon conversion of any convertible preferred stock of Braemar where the conversion price is less than the Average VWAP).

(b)     to the extent Braemar common stock is not listed for trading on a national securities exchange (due to any reason, including but not limited to delisting by the New York Stock Exchange or the occurrence of a change of control) for any day during any period for which the Total Market Capitalization is to be calculated, the greater of: (i) the weighted average Gross Asset Value of all Braemar’s assets on each day during such period; or (ii) the Total Market Capitalization as calculated pursuant to paragraph (a) of this definition on the last day on which common stock was listed for trading on a national securities exchange, regardless of whether this day occurred during the applicable period.
“Gross Asset Value” shall mean, with respect to any of Braemar’s assets as of any date, the undepreciated carrying value of all such assets including all cash and cash equivalents and capitalized leases and any FF&E leased to subsidiaries of Braemar to facilitate the purchase of any Enhanced Return Hotel Asset as reflected on the most recent balance sheet and accompanying footnotes of Braemar filed with the Securities and Exchange Commission or prepared by the Advisor in accordance with GAAP consistent with its performance of its duties under the advisory agreement without giving effect to any impairments plus the publicly disclosed purchase price (excluding any net working capital and transferred FF&E reserves) of any assets acquired after the date of the most recent balance sheet and all capital expenditures made (to the extent not already reflected in the carrying value of the asset) with respect to an asset since the date of its acquisition for any improvements or for additions thereto, that have a useful life of more than one year and that are required to be capitalized under GAAP.
“Net Asset Fee Adjustment” shall be equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any Enhanced Return Hotel Assets) sold or disposed of after the date of the ERFP Agreement, commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of Enhanced Return Hotel Assets sold or disposed of after the date of the ERFP Agreement, commencing with and including the first such sale) and 1.07%.
The “Braemar Minimum Base Fee” for each month will be equal to the greater of:
(i)    90% of the base fee paid for the same month in the prior year; and
(ii)    1/12th of the “G&A ratio” for the most recently completed fiscal quarter multiplied by the total market capitalization of Braemar on the last balance sheet date included in Braemar’s most recent Form 10-Q or Form 10-K filing.
The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable fiscal quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for each company may be adjusted from time-to-time by mutual agreement between us and a majority of the independent directors of Braemar. Each month’s base fee is determined based on prior month results and is payable in cash on the fifth business day of the month for which the fee is applied.
Incentive Fee under the Advisory Agreements with Ashford Trust and Braemar. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return (“TSR”) exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition. For purposes of this calculation, Ashford Trust’s TSR is calculated using a year-end stock price equal to the closing price of its common stock on the last trading day of the year as compared to the closing stock price of its common stock on the last trading day of the prior year, in each case assuming all dividends on the common stock during such period are reinvested into additional shares of common stock of Ashford Trust on the day such dividends are paid. Braemar’s TSR is calculated as the sum, expressed as a percentage, of: (A) the change in the Braemar common stock price during the applicable period; plus (B) the dividend yield paid during the applicable period (determined by dividing dividends paid during the applicable period by Braemar’s common stock price at the beginning of the applicable period and including the value of any dividends or distributions with respect to Braemar common stock not paid in cash valued in the reasonable discretion of Ashford LLC). The average TSR for each member of such company’s peer group is calculated in the same manner and for the same time period, and the simple average for the entire peer group is used.
The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which the annual TSR of Ashford Trust or Braemar, as applicable, exceeds the average TSR for its respective peer group, multiplied by (ii) the fully diluted equity value of such company at December 31 of the applicable year. To determine the fully diluted equity value, we assume that all units in the operating partnership of Ashford Trust or Braemar, as applicable, including Long-Term Incentive Plan (“LTIP”) units that have achieved economic parity with the common units, if any, converted into common stock and that the per share value of each share of common stock of such company is equal to the closing price of its stock on the last trading day of the year. The incentive fee, if any, subject to the FCCR Condition, is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee as measured for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition. Except in the case when the incentive fee is payable on the date of termination of this Agreement, up to 50% of the incentive fee may be paid by each Ashford Trust or Braemar, at the option of such entity, in shares its common stock or common units of the applicable operating partnership of such entity, with the balance payable in cash, unless at the time for payment of the incentive fee:

(i)
we or our affiliates own common stock or common units in an amount (determined with reference to the closing price of the common stock of each Ashford Trust or Braemar, as applicable, on the last trading day of the year) greater than or equal to three times the base fee for the preceding four quarters,

(ii)	payment in such securities would cause us to be subject to the provisions of the Investment Company Act, or

(iii)	payment in such securities would not be legally permissible for any reason; in which case, the entire Incentive Fee will be paid by Ashford Trust or Braemar in cash.
Upon the determination of the incentive fee, except in the case of any termination of the advisory agreement in which case the incentive fee for the stub period and all unpaid installments of an incentive fee shall be deemed earned by us and fully due and payable by Ashford Trust and Braemar, as applicable, each one-third installment of the incentive fee shall not be deemed earned by us or otherwise payable by Ashford Trust or Braemar, as applicable, unless such entity, as of the December 31 immediately preceding the due date for the payment of the incentive fee installment, has met the FCCR Condition requiring an FCCR of 0.20x or greater. For purposes of this calculation, FCCR is the ratio of adjusted EBITDA for the previous four consecutive fiscal quarters to fixed charges, which includes all (i) such entity and its subsidiaries’ interest expense, (ii) such entity and its subsidiaries’ regularly scheduled principal payments, other than balloon or similar principal payments which repay indebtedness in full and payments under cash flow mortgages applied to principal, and (iii) preferred dividends paid by such entity.
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Trust and Braemar, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Trust and Braemar have the authority to make annual equity awards to us or directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other hurdles established by such board of directors.
Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Trust or Braemar (including any of the officers of Ashford Trust or Braemar who are also officers or employees of our company), with the exception of any equity compensation that may be awarded by Ashford Trust or Braemar to our employees who provide services to Ashford Trust and Braemar, the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Trust and Braemar are each responsible to pay or reimburse us monthly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Trust or Braemar or us in our capacity as advisor to such entities. In addition, each of Ashford Trust and Braemar pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.
In addition to the expenses described above, each of Ashford Trust and Braemar are required to reimburse us monthly for its pro rata share (as reasonably agreed to between us and a majority of the independent directors of such company or its audit committee, chairman of its audit committee or lead director) of all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to our non-executive personnel who are located internationally or that oversee the operations of international assets or related to our personnel that source, investigate or provide diligence services in connection with possible acquisitions or investments internationally. Such expenses include but are not limited to, salary, wages, payroll taxes and the cost of employee benefit plans. We also pay for the costs associated with Ashford Trust’s current chairman emeritus, which includes a $700,000 annual stipend and the cost of all benefits currently available to him, as well as reimbursement for reasonable expenses incurred by him in connection with his service to Ashford Trust.
Additional Services. If, and to the extent that, either Ashford Trust or Braemar requests us to render services on behalf of such company other than those required to be rendered by us under the advisory agreement, including, but not limited to, certain services provided by Ashford Services, such additional services will be compensated separately, at market rates, as defined in the advisory agreements.
The Ashford Trademark. We have a proprietary interest in the “Ashford” trademark, and we agreed to license its use to each of Ashford Trust and Braemar. If at any time Ashford Trust or Braemar ceases to retain us to perform advisory services for them, within 60 days following receipt of written request from us, such entity must cease to conduct business under or use the “Ashford” name or logo, as well as change its name and the names of any of its subsidiaries to a name that does not contain the name “Ashford.”
Our Amended and Restated Mutual Exclusivity Agreement with Remington Lodging, Mutual Exclusivity Agreements with Braemar and Ashford Trust, and Master Project Management Agreements with Braemar and Ashford Trust
Amended and Restated Mutual Exclusivity Agreement with Remington Lodging
The Company and its operating company, Ashford LLC, had previously entered into a mutual exclusivity agreement with Remington Lodging, dated as of November 12, 2014, that was consented and agreed to by Monty J. Bennett. Monty J. Bennett, who is our Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr., beneficially own, directly or indirectly, 100% of Remington Lodging. Pursuant to the agreement, the Company had agreed to utilize Remington Lodging to provide all property management, development and construction, capital improvement, refurbishment, project management and other services such as purchasing, interior design, freight management, and construction management for all hotels, if any, that the Company acquired in the future, as well as all hotels that future companies that the Company advised acquired, to the extent that the Company had the right, or controlled the right, to direct such matters, subject to certain exceptions. In exchange for the Company’s agreement to engage Remington Lodging for such services, Remington Lodging had agreed to grant to the Company a right of first refusal to purchase, on behalf of itself or any companies advised by the Company, any investments identified by Remington Lodging and any of its affiliates that met the initial investment criteria of such entities, as identified in the advisory agreement between the Company and such entities, subject to any prior rights granted by Remington Lodging to other entities, including Ashford Trust and Braemar.
In connection with the Company’s acquisition of Premier, formerly the project management business of Remington Lodging, the Company, Ashford LLC and Remington Lodging entered into the Ashford Inc. Amended and Restated Mutual Exclusivity Agreement dated as of August 8, 2018. Under the Ashford Inc. Amended and Restated Mutual Exclusivity Agreement, the Company agrees to use Remington Lodging to provide only property management services (and not development and construction, capital improvement, refurbishment, project management and other services such as purchasing, interior design, freight management, and construction management) for all hotels, if any, that the Company may acquire in the future, as well as all hotels that future companies that the Company advises may acquire, to the extent that the Company has the right, or controls the right, to direct such matters, subject to certain exceptions. The Ashford Inc. Mutual Exclusivity Agreement provides for an initial term until November 12, 2024, with five automatic extensions of ten years provided that at the time of any such extension an event of default does not exist. The Company is not required to utilize Remington Lodging to provide such services, however, if the Company’s independent directors either (i) unanimously vote not to utilize Remington Lodging for such services or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because the Company’s independent directors determine that it would be in the Company’s best interest not to engage Remington Lodging or that another company could perform the duties materially better. In connection with the acquisition of Premier, Remington Lodging and its affiliates assigned their rights under the mutual exclusivity agreement with respect to development and construction, capital improvements, refurbishment, project management and other services such as purchasing, interior design, freight management, and construction management, to Premier.
Ashford Trust Mutual Exclusivity Agreement
Remington Lodging had previously entered into a Mutual Exclusivity Agreement dated August 29, 2003 (the “Ashford Trust Original Mutual Exclusivity Agreement”) with Ashford Trust and Ashford Trust OP. Under the Ashford Trust Original Exclusivity Agreement, Remington Lodging gave Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Ashford Trust’s initial investment criteria, and

Ashford Trust agreed to engage Remington Lodging to provide property management, development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, for hotels Ashford Trust acquired or invested in, to the extent that Ashford Trust had the right or controlled the right to direct such matters, subject to certain conditions.
In connection with the Company’s acquisition of Premier, the parties divided the Ashford Trust Original Mutual Exclusivity Agreement into: (i) an agreement among Ashford Trust, Ashford Trust OP and Remington Lodging with respect to the provision of property management services to Ashford Trust (which was effectuated by amending and restating the Ashford Trust Original Mutual Exclusivity Agreement to require Ashford Trust to engage Remington Lodging only with respect to property management services); and (ii) an agreement among Ashford Trust, Ashford Trust OP and Premier with respect to the provisions of development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Ashford Trust, Ashford Trust OP and Premier entered into the Ashford Trust Mutual Exclusivity Agreement dated as of August 8, 2018 (the “Ashford Trust Mutual Exclusivity Agreement”).
Pursuant to the Ashford Trust Mutual Exclusivity Agreement, Premier has given Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that meet Ashford Trust’s initial investment criteria, and Ashford Trust has agreed to engage Premier to provide development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, for hotels Ashford Trust acquires or invests in, to the extent that Ashford Trust has the right or controls the right to direct such matters, unless Ashford Trust’s independent directors either: (i) unanimously vote not to hire Premier; or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Premier because they had determined, in their reasonable business judgment, that it would not be in Ashford Trust’s best interest to engage Premier or that another manager or developer could perform the project management or development duties materially better.
The Ashford Trust Mutual Exclusivity Agreement provides for a term ending August 29, 2020, including extensions exercised to date. The term will be automatically extended for two successive periods of seven years each and, thereafter, a final term of four years, provided that at the time of any such extension an event of default under the Ashford Trust Mutual Exclusivity Agreement does not exist.
Ashford Trust Project Management Agreement
Remington Lodging had previously entered into hotel master management agreements (collectively, the “Ashford Trust Original Master Management Agreement”) with Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”), pursuant to which Remington Lodging provided Ashford Trust TRS both property management services and project management services with respect to hotels owned or leased by Ashford Trust TRS.
In connection with the Company’s acquisition of Premier, the parties divided the Ashford Trust Original Master Management Agreement into (i) an agreement between Ashford Trust and Remington Lodging with respect to the provision of property management services to Ashford Trust TRS (which was effectuated by consolidating, amending and restating the Ashford Trust Original Master Management Agreement to provide only property management services) and (ii) an agreement among Ashford Trust TRS, Ashford Trust OP and Premier with respect to the provision of project management services, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Ashford Trust TRS, Ashford Trust OP and Premier entered into a Master Project Management Agreement dated as of August 8, 2018 (the “Ashford Trust Project Management Agreement”).
Pursuant to the Ashford Trust Project Management Agreement, Ashford Trust TRS has appointed Premier as its sole, exclusive and continuing manager to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or leased by Ashford Trust TRS (“Ashford Trust Hotels”) and to provide construction management, interior design, architectural, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing, and FF&E installation and supervision services (“Project Services”).
The Ashford Trust Project Management Agreement provides that Premier shall be paid a project management fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) payable monthly in arrears based upon the prior calendar month’s total expenditures under the capital improvement budget until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Ashford Trust Hotel, whereupon the project management fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold. In addition, the Ashford Trust Project Management Agreement provides that Premier shall be paid additional fees at current market rates (“Market Service Fees”) for the Project Services, unless a majority of the independent directors of Ashford Trust affirmatively vote that such the Market Service Fees proposed by Premier are not market (in which case a consultant will be engaged to determine the Market Service Fees).
The Ashford Trust Project Management Agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Premier, at its option, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the Ashford Trust Project Management Agreement. In certain cases of early termination of the Ashford Trust Project Management Agreement with respect to one or more of the hotels, Ashford Trust must pay Premier termination fees as described in the Ashford Trust Project Management Agreement, plus any amounts otherwise due to Premier.
Braemar Mutual Exclusivity Agreement
Remington Lodging had previously entered into a Mutual Exclusivity Agreement dated November 19, 2013 (the “Braemar Original Mutual Exclusivity Agreement”) with Braemar and Braemar OP. Under the Braemar Original Mutual Exclusivity Agreement, Remington Lodging gave Braemar a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Braemar’s initial investment criteria, and Braemar agreed to engage Remington Lodging to provide property management, development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, for hotels Braemar acquired or invested in, to the extent that Braemar had the right or controlled the right to direct such matters, subject to certain conditions.
In connection with the Company’s acquisition of Premier, the parties divided the Braemar Original Mutual Exclusivity Agreement into: (i) an agreement among Braemar, Braemar OP and Remington Lodging with respect to the provision of property management services to Braemar (which was effectuated by amending and restating the Braemar Original Mutual Exclusivity Agreement to require Braemar to engage Remington Lodging only with respect to property management services); and (ii) an agreement among Braemar, Braemar OP and Premier with respect to the provision of development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, to Braemar, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Braemar, Braemar OP and Premier entered into the Braemar Mutual Exclusivity Agreement dated as of August 8, 2018 (the “Braemar Mutual Exclusivity Agreement”).
Pursuant to the Braemar Mutual Exclusivity Agreement, Premier has given Braemar a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that meet Braemar’s initial investment criteria, and Braemar has agreed to engage Premier to provide development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, for hotels Braemar acquires or invests in, to the extent that Braemar has the right or controls the right to direct such matters, unless Braemar’s independent directors either: (i) unanimously vote not to hire Premier; or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Premier because they had determined, in their reasonable business judgment, that it would not be in Braemar’s best interest to engage Premier or that another manager or developer could perform the project management or development duties materially better.
The Braemar Mutual Exclusivity Agreement provides for an initial term until November 19, 2023. The initial term will be automatically extended for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time of any such extension an event of default under the Braemar Mutual Exclusivity Agreement does not exist.
Braemar Project Management Agreement
Remington Lodging had previously entered into a Hotel Master Management Agreement dated November 19, 2013 (the “Braemar Original Master Management Agreement”) with Braemar TRS Corporation, a subsidiary of Braemar OP (“Braemar TRS”), pursuant to which Remington Lodging provided Braemar TRS both property management services and project management services with respect to hotels owned or leased by Braemar TRS.
In connection with the Company’s acquisition of Premier, the parties divided the Braemar Original Master Management Agreement into: (i) an agreement between Braemar and Remington Lodging with respect to the provision of property management services to Braemar TRS (which was effectuated by amending and restating the Braemar Original Master Management Agreement to provide only property management services); and (ii) an agreement among Braemar TRS, Braemar OP and Premier with respect to the provision of project management services to Braemar TRS, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Braemar TRS, Braemar OP and Premier entered into the Braemar Master Project Management Agreement dated as of August 8, 2018 (the “Braemar Project Management Agreement”).

Pursuant to the Braemar Project Management Agreement, Braemar TRS has appointed Premier as its sole, exclusive and continuing manager to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or managed by Braemar TRS (“Braemar Hotels”) and to provide Project Services.
The Braemar Project Management Agreement provides that Premier shall be paid a project management fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) payable monthly in arrears based upon the prior calendar month’s total expenditures under the capital improvement budget until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Braemar Hotel, whereupon the project management fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold. In addition, the Braemar Project Management Agreement provides that Premier shall also provide to Braemar Hotels the following services and shall be paid the following fees: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year).
The Braemar Project Management Agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Premier, at its option, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the Braemar Project Management Agreement. In certain cases of early termination of the Braemar Project Management Agreement with respect to one or more of the hotels, Braemar must pay Premier termination fees as described in the Braemar Project Management Agreement, plus any amounts otherwise due to Premier.
The foregoing descriptions of the Amended and Restated Mutual Exclusivity Agreement with Remington Lodging, Mutual Exclusivity Agreements with Braemar and Ashford Trust, and Master Project Management Agreements with Braemar and Ashford Trust are qualified in their entirety by reference to the agreements, which have been included as exhibits to other documents filed with the SEC and are incorporated by reference to this Form 10-K.
Regulation
General. The Company, Ashford Trust, and Braemar, as applicable, are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things regulate public disclosures, reporting obligations and capital raising activity. As an advisor to companies that own hotel properties, the operations and properties of such entities are subject to various federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements.
REIT Regulations. Each of Ashford Trust and Braemar has elected and is qualified and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As REITs, such companies must currently distribute, at a minimum, an amount equal to 90% of their taxable income. In addition, such companies must distribute 100% of taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If either Ashford Trust or Braemar fails to continue to qualify as a REIT in any taxable year, it is subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if such companies continue to qualify for taxation as REITs, they may be subject to state and local income taxes and to federal income tax and excise tax on their undistributed income. Under the Protecting Americans from Tax Hikes Act of 2015, enacted on December 18, 2015, several Internal Revenue Code provisions relating to REITs and their stockholders were revised. These new rules were enacted with varying effective dates, some of which were retroactive.
Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. The TCJA reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, we revalued our net deferred tax assets and valuation allowance as of December 31, 2017, using the 21% U.S. federal income tax rate. In addition, the TCJA repealed the provisions that provided for carryback of losses generated in taxable years ending after December 31, 2017, and we increased our valuation allowance as of December 31, 2017, because we cannot consider tax paid in prior years as a source of taxable income to support realization of a portion of our net deferred tax assets.
Americans with Disabilities Act. As the advisor to Ashford Trust and Braemar, we are responsible for ensuring that the hotels owned by such entities comply with applicable provisions of the Americans with Disabilities Act, or “ADA,” to the extent that such hotels are “public accommodations” as defined by the ADA. Non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess the hotels and to advise Ashford Trust or Braemar, as applicable, to make alterations as appropriate in this respect.
Affordable Care Act. We could be subject to penalties under the employer mandate provisions of the Affordable Care Act (“ACA”) if we did not offer affordable, minimum value health care coverage to substantially all of our full-time equivalent employees and their dependents. Any such penalty would be based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than approximately $970,000 based on our number of full-time employees. As of December 31, 2018, we had 116 full-time domestic corporate employees and approximately 700 employees at our consolidated subsidiaries that provide products and services to the lodging industry.
Environmental Matters. Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at the hotels owned by Ashford Trust or Braemar may expose such entities, and potentially us, to third-party liability or materially and adversely affect the ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.
The hotels owned by Ashford Trust and Braemar are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. These hotels incur costs to comply with these laws and regulations, and we or the property owners could be subject to fines and penalties for non-compliance.
Some of these hotels may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of the hotels owned by Ashford Trust or Braemar could require a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at the hotels and others if property damage or health concerns arise.
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
Competition
The asset management industry is highly competitive. We compete on an industry, regional and niche basis based on a number of factors, including ability to raise capital, investment opportunities and performance, transaction execution skills, access to and retention of qualified personnel, reputation, range of products, innovation and fees for our services. Our clients compete with many third parties engaged in the hotel industry, including other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. Some of these competitors, including other REITs and private real estate companies and funds may have substantially greater financial and operational resources than Ashford Trust or Braemar and may have greater knowledge of the markets in which we seek to invest. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Future competition from new market entrants may limit the number of suitable investment opportunities offered to Ashford Trust and Braemar. It may also result in higher prices, lower yields and a more narrow margin over the borrowing cost for Ashford Trust and Braemar, making it more difficult to originate or acquire new investments on attractive terms. Certain competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue potential investments and raise capital for their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities that we may want to pursue.
Ashford Trust and Braemar each compete with many third parties engaged in the hotel industry. Competition in the hotel industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which properties are located and includes competition from existing and new hotels. We believe that hotels that are affiliated with leading national brands, such as the Marriott or Hilton brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and RevPAR of the hotels owned by Ashford Trust or Braemar or may require capital improvements that otherwise would not have to be made, which may result in decreases in the profitability of Ashford Trust or Braemar and decreased advisory fees to us. Since the fees we receive are based in part upon total equity market capitalization and total shareholder returns, such fees are impacted by relative performance of the share price of Ashford Trust and Braemar compared to competitive REITs.
Insurance
We are required under our advisory agreements to maintain errors and omissions insurance coverage and other insurance coverage in amounts which are carried by managers performing functions similar to those we provide.
Shareholder Rights Plan
On August 8, 2018, we adopted a shareholder rights plan by entering into a Rights Agreement, dated August 8, 2018, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). The terms of this plan are consistent with the terms of an earlier shareholder right plan originally adopted on November 16, 2014. Our stockholders voted at the 2018 annual meeting to extend the terms of that plan until February 25, 2021.
We intend for the shareholder rights plan to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Our board of directors implemented the rights plan by declaring a dividend of one preferred share purchase right that was paid on August 20, 2018, for each outstanding share of our common stock on August 20, 2018, to our stockholders of record on that date. Each of those rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series C Preferred Stock, par value $0.01 per share, at a price of $275 per one one-thousandth of a share of our Series C Preferred Stock represented by such a right, subject to adjustment.
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
If a person or group becomes an Acquiring Person at any time, with certain limited exceptions, the rights will become exercisable for shares of our common stock (or, in certain circumstances, shares of our Series C Preferred Stock or other of our securities that are similar) having a value equal to two times the exercise price of the right. From and after the announcement that any person has become an Acquiring Person, if certificated rights are or were at any time on or after the earlier of (i) the date of such announcement or (ii) the Distribution Date acquired or beneficially owned by an Acquiring Person or an associate or affiliate of an Acquiring Person, such rights shall become void, and any holder of such rights shall thereafter have no right to exercise such rights. In addition, if, at any time after a person becomes an Acquiring Person, (i) we consolidate with, or merge with and into, any other person; (ii) any person consolidates with us, or merges with and into us and we are the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of our common stock are or will be changed into or exchanged for stock or other securities of any other person (or of ours) or cash or any other property; or (iii) 50% or more of our consolidated assets or earning power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise of a right at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the right. Upon the occurrence of an event of the type described in this paragraph, if our board of directors so elects, we will deliver upon payment of the exercise price of a right an amount of cash or securities equivalent in value to the shares of common stock issuable upon exercise of a right. If we fail to meet that obligation within 30 days following of the announcement that a person has become an Acquiring Person, we must deliver, upon exercise of a right but without requiring payment of the exercise price then in effect, shares of our common stock (to the extent available) and cash equal in value to the difference between the value of the shares of our common stock otherwise issuable upon the exercise of a right and the exercise price then in effect.
Employees
At December 31, 2018, Ashford LLC had 116 corporate employees who directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust and Braemar. Certain of our consolidated subsidiaries have a total of approximately 700 employees as of December 31, 2018, who provide hospitality products and services to the lodging industry, including project management, audio visual and other services.
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
We will cease to be an emerging growth company on December 31, 2019. We would also cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions prior to December 31, 2019, if we:

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

Access To Reports and Other Information
We maintain a website at www.ashfordinc.com. On our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request. All reports filed with the SEC may also be read at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
Risks Related to Our Business
The asset management, advisory and hospitality product and services businesses are highly competitive.
The asset management, advisory and hospitality product and services businesses are highly competitive. Competition in these businesses is driven by a variety of factors including: asset and investment performance; the quality of service provided to the companies we advise; investor perception of an asset and investment manager’s drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the duration of relationships with investors; brand recognition; and business reputation. We expect to face competition primarily from other asset, service and investment management firms. A number of factors serve to increase our competitive risks:

•	other asset managers or advisors may have greater financial, technical, marketing and other resources and more personnel than we do;

•	other asset managers or advisors may offer more products and services than we do or be more adept at developing, marketing and managing new products and services than we are;

•	Ashford Trust, Braemar, and other companies that we may advise may not perform as well as the clients of other asset managers;

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
Substantially all of the investments of Ashford Trust and Braemar and the investments of clients we provide other products and services to are concentrated in the hotel industry. These concentrations may expose such entities, and therefore us, to the risk of economic downturns in the hotel real estate sector to a greater extent than if the investments of such entities were diversified across other sectors of the real estate or other industries. Similarly, we are particularly susceptible to adverse market conditions in areas in which our asset management clients have high concentrations of properties. Industry downturns, relocation of businesses, any oversupply of hotel rooms, a reduction in lodging demand or other adverse economic developments in the hotel industry generally or in areas where our asset management clients have a high concentration of properties could adversely affect us.
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
The project management business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our project management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series B Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the project management business may decrease in the near-term and/or long-term. The failure of the acquisition to be accretive to the Company's stockholders could have a material adverse effect on the Company's business, financial condition, and results of operations.
We may not manage the integration of the project management business effectively in such a manner that we realize the anticipated benefits of the project management business acquisition.
We may not manage the integration of our project management business effectively. The acquisition has been a time-consuming and costly process, and we may encounter difficulties, including, among other things:

•
the inability to successfully integrate the project management business into our existing business in a manner that permits us to operate effectively or efficiently, which could result in the anticipated benefits of the acquisition not being realized in the timeframe currently anticipated or at all;

•	the risk of not realizing all of the anticipated strategic and financial benefits of the acquisition within the expected timeframe or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the acquisition; and

•	performance shortfalls as a result of the diversion of management's attention caused by the completion of the acquisition and integrating the operations of the project management business.
We are exposed to risks to which the Company has not historically been exposed, including business risks inherent to the project management business.
The project management business exposes us to risks to which we have not historically been exposed. Addressing these risks could distract management, disrupt our ongoing business, or result in inconsistencies in our operations, services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with our lenders, joint venture partners, vendors, and employees or to achieve all or any of the anticipated benefits of the acquisition. The acquisition of the project management business, and the incurrence of business risks inherent to the project management business could have a material adverse effect on our business, financial condition, results of operations, and ability to effectively operate our business.
We may be a "controlled company" within the meaning of the rules of NYSE American and, as a result, would qualify for, and could rely on, exemptions from certain corporate governance requirements.
Following the expiration of the voting restrictions in the Investor Rights Agreement, dated August 8, 2018, by and among Ashford Inc., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and Mark Sharkey and other related parties (the “Investor Rights Agreement”), the Bennetts could, under certain circumstances, potentially control a majority of the voting power of our equity securities. As a result, we may become a "controlled company" within the meaning of the corporate governance standards of NYSE American at such time. Currently, under the rules of NYSE American, a company of which more than 50% of the outstanding voting power is held by an individual, group, or another company is a "controlled company" and may be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that the Company's nominating and corporate governance committee consists entirely of independent directors; and

•	the requirement that the Company's compensation committee consists entirely of independent directors.
Accordingly, in the event we become a "controlled company" and elect to be exempt from some or all of these corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries will be subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the Internal Revenue Service, and other federal, state and local governmental bodies and agencies. We also will be responsible for managing the regulatory aspects of Ashford Trust and Braemar, including compliance with applicable REIT rules. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business or the businesses of Ashford Trust, Braemar or other entities that we advise, we could be subjected to extensive investigations as well as substantial penalties, and our business and operations could be materially adversely affected. We also will have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. While we have designed policies to appropriately operate our business and the entities we advise, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
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
We are predominantly dependent on Ashford Trust and Braemar as our only current asset management clients for a substantial portion of our operating revenue, the loss of either of which, or their failure or inability to pay any amounts owed to us, including under their advisory agreements, could adversely affect our business, financial condition, prospects and results of operations. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry.
Ashford Trust and Braemar are the only companies for which we currently provide asset management advisory services. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry. Therefore, our business is subject to the risks of the businesses of each entity. The loss or failure of either company, termination of either advisory agreement, the failure or inability of either company to pay us any amounts owed under their respective advisory agreements or other contracts, and particularly their failure or inability to pay all or a portion of any applicable termination fee, would adversely affect our business, financial condition, prospects and results of operations. Additionally, these companies could sell assets over time, decreasing their market capitalization, and thereby cause our advisory fees and other revenues to decrease, which would adversely affect our results of operations and financial condition.
We depend on our key personnel with long-standing business relationships. The loss of such key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our management team and key employees of the businesses we have acquired and may in the future acquire. In particular, the hotel industry and/or investment experience of Messrs. Monty J. Bennett, Douglas A. Kessler, Richard J. Stockton, Robert G. Haiman, Deric S. Eubanks, Jeremy J. Welter, Mark L. Nunneley and J. Robison Hays, III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of our management or investment teams could harm our business and our prospects.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:
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
Our board of directors has adopted a resolution exempting from the business combination/moratorium provisions of the MGCL any business combination between us, on the one hand, and any of Archie Bennett, Monty Bennett, any present or future affiliate of Archie Bennett and Monty Bennett, and any entity advised through an advisory agreement by us or a controlled affiliate, including Ashford Trust or Braemar, provided that such business combination is first approved by our board of directors.
Our bylaws opt out of the “control share” provisions of the MGCL for control share acquisitions by Archie Bennett, Monty Bennett, any present or future affiliate of Archie Bennett and Monty Bennett, and any entity advised through an advisory agreement by us or a controlled affiliate, including Ashford Trust or Braemar.
Subtitle 8 of Title 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, notwithstanding any contrary provision in the charter or bylaws, to any or all of the following five provisions: a classified board; a two-thirds stockholder vote requirement for removal of a director; a requirement that the number of directors be fixed only by vote of the directors; a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred; and a requirement that the holders of at least a majority of all votes entitled to be cast request a special meeting of stockholders. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already require that the number of directors be fixed only by our board of directors; the written request of the holders of at least a majority of the voting power of the then issued and outstanding shares of capital stock for our stockholders to call a special meeting; and that directors may be removed only for cause and only by the vote of stockholders entitled to cast at least 80% of the outstanding voting power.

The effect of the board resolution and by-law provisions is that the business combination/moratorium and control share acquisition provisions of the MGCL would apply to third parties seeking to engage in transactions with the Company unless our board took action in the future to modify these provisions or to approve in advance a transaction by which a third party would become an interested stockholder or to exempt a control share acquisition from the applicable provision of the MGCL. Additionally, our board has not taken any action to limit its ability to elect for us to become subject to any of the provisions of Subtitle 8 of the MGCL.
In addition, the MGCL provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation may not be required to act in certain takeover situations under the same standards of care or be subject to the same standard of judicial review as apply in Delaware and other corporate jurisdictions.
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
Our board of directors may create and issue a class or series of capital stock without stockholder approval.
Our charter authorizes our board of directors to issue preferred stock, common stock, and blank check stock in one or more classes and to establish the preferences and rights of any class of stock issued. These actions can be taken without soliciting stockholder approval. Our ability to classify and issue additional shares of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.
Our board of directors can take many actions without stockholder approval.
Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•
amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, subject to the limitations and restrictions provided in our advisory agreement and mutual exclusivity agreement;

•	amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•
classify or reclassify any unissued shares of our common stock, blank check stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates; and

•	direct our resources toward investments that do not ultimately appreciate over time
Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

Our board of directors determines our major policies, including our policies regarding growth and distributions. Under the MGCL, the authority to manage our business and affairs is vested in our board of directors. Our board of directors may amend or revise our corporate policies without a vote of our stockholders. We may change our corporate policies without stockholder notice or consent, which could result in investments or activities that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the MGCL, our charter and our bylaws, stockholders will have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We may, to the extent that market conditions permit, grow our business and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the management of assets or operation of service businesses within the hospitality industry. Accordingly, we may pursue growth through acquisitions of asset management and service contracts, assets or companies, acquisitions of critical business partners or other strategic initiatives. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment to have been material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.
Our charter designates the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction because the action asserts a federal claim, the United States District Court for the District of Maryland, Baltimore Division as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction because the action asserts a federal claim, the United States District Court for the District of Maryland, Baltimore Division is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders or any breach of a standard of conduct of directors; (iii) any action asserting a claim against us or any of our directors, officers, employees or agents arising pursuant to any provision of the MGCL, our charter or bylaws; or (iv) any other action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our constituent documents described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our constituent documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations. Our charter cannot be amended unless our board of directors recommends an amendment and our stockholders approve the amendment.
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
For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We will cease to be an emerging growth company on December 31, 2019. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
We are increasingly dependent on information technology, and potential cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.
The protection of business partner, employee and company data is critically important to us. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, billing and operating data. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
We may purchase some of our information technology from vendors, on whom our systems depend, and rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications are subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of the increased risks, we have dedicated additional resources to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our systems could harm us or our reputation and brand and we may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with our vendors, or our vendors’ financial condition, may not allow us to recover all costs related to a cyber-breach for which they alone are responsible for or which we are jointly responsible for, which could result in a material adverse effect on our business, results of operations and financial condition.
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
Climate change may adversely affect our business
To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for properties owned by Ashford Trust or Braemar located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.
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
We are dependent upon the profitability of our subsidiaries and their ability to make cash distributions to us.
We are a holding company and, thus, do not conduct material activities other than activities incidental to holding equity interests of our subsidiaries and being a publicly-traded corporation. We are dependent on the profitability of our legacy advisory business and the acquired project management business, and the ability of our subsidiaries in which these businesses operate to generate cash. As a result, we are substantially dependent on the ability of our subsidiaries to fund cash needs. If our subsidiaries are less profitable than anticipated, our cash flows will be negatively affected, which could have a material adverse effect on our stock price.

Cash distributions made by the operating companies to fund payments of dividends on the Series B Convertible Preferred Stock may subject us to taxes to the extent such distributions are treated as a taxable dividend or distribution.
Because our ownership in Ashford Advisors Inc. (which owns Ashford LLC, Premier and Ashford Services) is held indirectly through Ashford Hospitality Holdings LLC, an entity treated as a partnership for U.S. federal income tax purposes, we will not be entitled to a 100% dividends received deduction on dividends paid by Ashford Advisors Inc., and instead will only be entitled to a partial dividends received deduction, with respect to amounts distributed by Ashford Advisors Inc. for our benefit that are treated as a taxable dividend. In general, a distribution by Ashford Advisors Inc. is treated as a taxable dividend to the extent any such distribution is made out of Ashford Advisors Inc.'s current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). To the extent the amount of such distribution exceeds Ashford Advisors Inc.'s current and accumulated earnings and profits, it will be treated first as a non-taxable return of capital to the extent of Ashford Hospitality Holdings LLC's adjusted tax basis in the shares of Ashford Advisors Inc. and, to the extent the amount of such distribution exceeds such adjusted tax basis, will be treated as capital gain from the sale or exchange of such shares. Consequently, we will be subject to U.S. federal income tax on a portion of amounts distributed by Ashford Advisors Inc. for our benefit that are treated as a taxable dividend and on the full amount of any such distribution treated as a capital gain. Accordingly, in connection with any distributions made by the operating companies to fund payments of dividends on our preferred stock, additional distributions will likely be required to fund such taxes and any taxes payable on such additional distributions.
The representation of the Bennetts on our board of directors may increase if we fail to make certain dividend payments on the Series B Convertible Preferred Stock.
For so long as the holders of Series B Convertible Preferred Stock hold at least 20% of the issued and outstanding shares of our common stock (on an as-converted basis), Archie Bennett, Jr., during his lifetime, and Monty J. Bennett, during his lifetime, are each entitled to nominate two individuals as members of our board of directors, which are currently Monty J. Bennett and W. Michael Murphy. If we fail to make two consecutive dividend payments to the holders of the Series B Convertible Preferred Stock, then Archie Bennett, Jr., during his lifetime, and Monty J. Bennett, during his lifetime, will each be entitled to nominate two additional individuals as members of our board of directors and the size of our board of directors will be increased by two directors to accommodate these nominations. The Bennetts and certain of their affiliates, therefore, would likely have increased control over our operations and management.
Risks Related to Conflicts of Interest
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.
As of December 31, 2018, Archie Bennett, Jr. and Monty J. Bennett (the “Bennetts”) directly or indirectly beneficially owned approximately 45.1% of our outstanding common stock (including common units, all vested and unvested options and/or shares of Series B Convertible Preferred Stock on an as-converted or as-exercised basis), provided that prior to the fifth anniversary of the closing of the project management business acquisition, the voting power of the holders of the Series B Convertible Preferred Stock will be limited to 25% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following the fifth anniversary of the closing of the project management business acquisition, such holders of Series B Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, at such time, the holders of the Series B Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of the Company that could deprive our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
In addition to their direct or indirect beneficial ownership of the shares of our common stock, the Bennetts are party to the Investor Rights Agreement, under which, for so long as the holders of the Series B Convertible Preferred Stock and their affiliates continue to beneficially own no less than 20% of the issued and outstanding shares of our common stock, they will have the ability to cause the election of two members of our board of directors plus an additional two directors in the event of the non-payment of dividends on the Series B Convertible Preferred Stock for two consecutive quarters. The Bennetts' interests may not always coincide with the interests of our other stockholders. The concentrated holdings of our common stock directly or indirectly by the Bennetts, the various provisions of the Investor Rights Agreement, and the resulting representation and potential control of our board of directors by the Bennetts may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock if investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

Our separation and distribution agreement, our advisory agreements, our amended and restated mutual exclusivity agreement, the tax matters agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisition of Premier, were not negotiated on an arm’s-length basis, and we may be unable to enforce or may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford Trust and Braemar and/or pending or future legal proceedings.
Because certain of our officers and one of our directors are also officers of Ashford Trust and Braemar and have ownership interests in Ashford Trust and Braemar, our separation and distribution agreement, our advisory agreements, our amended and restated mutual exclusivity agreement, the tax matters agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisition of Premier, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Braemar and Remington Lodging.
Our deferred compensation obligations may dilute your interest in our common stock.
Our deferred compensation plan has only two participants, Mr. Monty J. Bennett, our chairman and chief executive officer, and his father Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Both Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. have elected to invest their deferred compensation accounts in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett over five years beginning in 2021, which is the end of Mr. Monty Bennett’s deferral period. We also have an obligation to issue approximately 8,000 shares of our common stock to Mr. Archie Bennett, Jr., over three years beginning in 2019, which is the end of Mr. Archie Bennett, Jr.’s, deferral period.
Our relationships with Remington Lodging, Ashford Trust, and Braemar could create significant conflicts of interest.
Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chief executive officer of Remington Lodging, chairman of the board of Ashford Trust and chairman of the board of Braemar. Additionally, Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington Lodging. Mr. Monty J. Bennett’s obligations to Remington Lodging, Ashford Trust and Braemar reduce the time and effort he spends managing our company, and his duties to us as a director and officer may conflict with his duties to, and pecuniary interest in, Remington Lodging, Ashford Trust and Braemar.
Under the terms of our amended and restated mutual exclusivity agreement with Remington Lodging, we may be obligated to utilize Remington Lodging as a property manager for hotels, if any, we may acquire in the future as well as future platforms that we advise, to the extent we have the discretion to do so, even if the utilization of Remington Lodging for such property management may not be the most advantageous for our hotels or future clients.
Our amended and restated mutual exclusivity agreement with Remington Lodging requires us to utilize Remington Lodging to provide property management services (and not project management and development services for all hotels), if any, that we may acquire as well as all hotels that future companies we advise may acquire, to the extent that we have the right, or control the right, to direct such matters, unless our independent directors either (i) unanimously vote not to utilize Remington Lodging for such services or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington Lodging because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Lodging or that another manager or developer could perform the duties materially better. In exchange for our agreement to engage Remington Lodging for such services for all hotels, if any, that we may acquire as well as all future companies that we advise, Remington Lodging has agreed to grant to any such future clients a first right of refusal to purchase any investments identified by Remington Lodging and any of its affiliates that meet the initial investment criteria of such entities, as identified in the advisory agreement between us and such entities, subject to any prior rights granted by Remington Lodging to other entities, including Ashford Trust, Braemar and us. Mr. Monty J. Bennett will potentially benefit from the receipt of property management fees, project management fees and development fees by Remington Lodging from us and such future companies that we advise. See “Item 1. Business—Our Amended and Restated Mutual Exclusivity Agreement with Remington Lodging, Mutual Exclusivity Agreements with Braemar and Ashford Trust, and Master Project Management Agreements with Braemar and Ashford Trust.” Mr. Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present him with conflicts of interest in making management decisions related to the commercial arrangements between us, the clients we advise and Remington Lodging.

Under the terms of our amended and restated mutual exclusivity agreement with Remington Lodging, Remington Lodging may be able to pursue lodging investment opportunities that compete with the businesses that we advise.
Pursuant to the terms of our amended and restated mutual exclusivity agreement with Remington Lodging, if investment opportunities that satisfy the investment criteria of Ashford Trust, Braemar or one of our future clients are identified by Remington Lodging or its affiliates, Remington Lodging will give such entity a written notice and description of the investment opportunity. The applicable entity will generally have 10 business days to either accept or reject the investment opportunity. If such entity rejects the opportunity, Remington Lodging may then pursue such investment opportunity, subject to any right of first refusal contractually granted by Remington Lodging to any other entity. As a result, it is possible that Remington Lodging could pursue an opportunity that fits within the investment criteria of an entity that we advise and compete with that entity or compete with us. In such a case, Mr. Monty J. Bennett, our chief executive officer and chairman, in his capacity as chief executive officer of Remington Lodging could be in a position of directly competing with us or an entity that we advise.
Provisions of our charter may result in certain corporate opportunities being assigned to Ashford Trust and Braemar.
Our charter provides that our directors and executive officers who also serve as directors or officers, employees of Ashford Trust or Braemar may refer certain corporate opportunities to Ashford Trust or Braemar or their respective affiliates or successors. No director or officer of ours who is also serving as a director, officer, employee, consultant or agent of Ashford Trust, Braemar or any of their subsidiaries will be liable to us or to our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the applicable advisory agreement) to Ashford Trust, Braemar or any of their respective affiliates instead of us, or does not refer or communicate information regarding such corporate opportunities to us. Our charter also renounces all of our rights to business opportunities that are not offered to such directors and officers of Ashford Trust, Braemar or their affiliates exclusively in their capacity as directors or officers of these other entities.
The holders of the Series B Convertible Preferred Stock have rights that are senior to the rights of the holders of our common stock, which may decrease the likelihood, frequency and amount of dividends to holders of our common stock.
The Series B Convertible Preferred Stock requires that dividends be paid on the Series B Convertible Preferred Stock before any distributions can be paid to holders of our common stock and that, in the event of our liquidation, dissolution or winding up, whether voluntary or involuntary, the holders of Series B Convertible Preferred Stock must be satisfied before any distributions can be made to the holders of our common stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series B Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series B Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series B Convertible Preferred Stock on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series B Convertible Preferred Stock's superior rights relative to our common stock, including its right to participate in any dividends to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
The holders of the Series B Convertible Preferred Stock are expected to benefit from significant cash flows that may create conflicts of interest in our management.
The Bennetts and other sellers of the project management business were issued Series B Convertible Preferred Stock in consideration for the sale of such business. Each share of Series B Convertible Preferred Stock has a cumulative dividend rate of 5.50% per year until the first anniversary of the closing of the project management business acquisition, 6.00% per year from the first anniversary of such closing until the second anniversary of such closing, and 6.50% per year after the second anniversary of such closing. As a result of this consideration, the holders of the Series B Convertible Preferred Stock have the right to receive significant cash flow that might otherwise have been used for general corporate purposes. The holders of the Series B Convertible Preferred Stock may be incentivized by this consideration to maximize our cash flow, and thus Monty J. Bennett may have conflicts of interest in making management decisions that might be to the detriment of our long-term strategy and success. The cash flow generated by the project management business may not be equal to or in excess of the dividends payable to the holders of the shares of Series B Convertible Preferred Stock in any period.
Certain of our executive officers, who are also executive officers or board members of Ashford Trust, Braemar, or both, including our chairman of the board and chief executive officer, who is also an executive officer of Remington Lodging and chairman of the board of Ashford Trust and Braemar, face competing demands relating to their time as well as potential conflicts of interest, and this may adversely affect our operations.
Certain of our executive officers are also executive officers or board members of Ashford Trust, Braemar, or both. Because our executive officers have duties to Ashford Trust or Braemar, as applicable, as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company, Ashford Trust and Braemar, as applicable, and they will continue to face increasing conflicts as we advise additional companies and platforms.
The organization and management of Ashford Trust and Braemar and any companies we may advise in the future may create conflicts of interest.
We are or will be party to advisory and other agreements with Ashford Trust and Braemar. These entities, along with any other businesses we may advise in the future will acquire assets consistent with their respective initial investment guidelines, but in each case, we will have discretion to determine which investment opportunities satisfy each such entity’s initial investment guidelines. If, however, either Ashford Trust or Braemar materially changes its investment guidelines without our express consent, we are required to use our best judgment to allocate investment opportunities to Ashford Trust, Braemar and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any then-existing obligations we may have to such other entities. If a portfolio investment opportunity cannot be equitably divided by asset type and acquired on the basis of such asset types in satisfaction of each such entity’s investment guidelines, we will allocate investment opportunities between Ashford Trust, Braemar and any other businesses we advise in a fair and equitable manner, consistent with such entities’ investment objectives. When determining the entity for which such a portfolio investment opportunity would be the most suitable, our investment professionals have substantial discretions and may consider, among other factors, the following:

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
The decision of how any potential investment should be allocated among Ashford Trust, Braemar and any other companies we may advise in the future, in many cases, may be a matter of subjective judgment, which will be made by us.
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
In order to minimize any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors, officers, or employees, Ashford Trust or Braemar has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise. In addition, the transactions and agreements entered into in connection with our formation prior to the separation and distribution have not been approved by any independent or disinterested persons.
Risks Related to Debt Financing
Although we do not currently have any debt at the corporate level, we have a corporate level revolving credit facility in place and may incur debt in the future, which may materially and adversely affect our financial condition and results of operations.
While we currently do not use leverage at the corporate level, we have a corporate level revolving credit facility in place. Also certain of our subsidiaries that provide products and services to the lodging industry use debt, some of which has recourse to Ashford Inc. or Ashford LLC. Our organizational documents do not limit our capacity to use leverage or limit the amount of debt that we may incur. We may, at any time, decide to use leverage to meet future capital needs. We may guarantee, at the corporate level, debt incurred by our subsidiaries. We may also, from time to time, use derivative instruments primarily to manage interest rate risk. Future indebtedness will increase our operating costs, particularly in periods of rising interest rates, and we cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Our consolidated businesses lease other office and warehouse facilities. See Note 8 to our consolidated financial statements.
Item 3. Legal Proceedings
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
Our common stock has been listed and traded on the NYSE American under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 6, 2019, there were approximately 123 holders of record.
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
No dividends on common stock have been declared or paid as of and for the years ended December 31, 2018 and 2017.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,439,881	(2)	69.26	(2)	222,122	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,439,881		69.26		222,122
____________________
(1) As of December 31, 2018, 222,122 shares of our common stock, or securities convertible into 222,122 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 575,333 shares of our common stock, or securities convertible into 575,333 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2019.
(2) As of December 31, 2018, we have an obligation to issue 203,742 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. See further discussion in the Risk Factors section and note 16 to our consolidated financial statements.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from November 13, 2014, the date our stock began trading on the NYSE American, through December 31, 2018, assuming an initial investment of $100 in stock on November 13, 2014, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 and the Dow Jones Asset Manager Index
Purchases of Equity Securities by the Issuer
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. The Company did not repurchase any of its stock in the year ended December 31, 2018.
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
On January 2, 2018, the Company issued 8,962 shares of common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding Class B common stock in OpenKey, Inc. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On January 1, 2019, we issued 16,529 shares of Ashford Inc. common stock in connection with the purchase of a 30% noncontrolling ownership interest in REA Holdings. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
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
The selected historical financial information as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, has been derived from the audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” The selected historical financial information as of December 31, 2015 and 2014, and for the year ended December 31, 2014, has been derived from audited financial statements not included in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014

Statements of Operations Data:
Total revenue	$195,520	$81,573	$67,607	$58,981	$17,288
Total expenses	$196,359	$92,095	$70,064	$60,332	$63,586
Net income (loss)	$7,820	$(20,194)	$(12,403)	$(12,044)	$(47,081)
Net income (loss) attributable to the Company	$10,182	$(18,352)	$(2,396)	$(1,190)	$(46,410)
Net income (loss) attributable to Common Stockholders	$4,986	$(18,352)	$(2,396)	$(1,190)	$(46,410)
Diluted income (loss) per common share	$(2.11)	$(9.59)	$(2.56)	$(4.45)	$(23.43)
Weighted average diluted common shares	2,332	2,067	2,209	2,203	1,981
Balance Sheet Data:
Cash and cash equivalents	$51,529	$36,480	$84,091	$50,272	$29,597
Total assets	$379,005	$114,810	$129,797	$166,991	$49,230
Total liabilities	$108,726	$78,742	$38,168	$30,115	$33,912
Total equity (deficit)	$65,901	$30,957	$90,149	$136,636	$14,894
Total liabilities and equity/deficit	$379,005	$114,810	$129,797	$166,991	$49,230
Other Data:
Cash flows provided by (used in):
Operating activities	$21,519	$19,415	$84,858	$24,801	$(25,074)
Investing activities	$(28,099)	$(23,158)	$(4,865)	$(7,637)	$(3,471)
Financing activities	$20,514	$(44,534)	$(42,106)	$5,858	$57,542

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
Overview
 Ashford Inc. is a Maryland corporation that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Trust completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust's operating partnership, collectively. Our common stock is listed on the NYSE American. As of March 6, 2019, Ashford Trust held approximately 598,000 shares of our common stock which represented an approximate 24.2% ownership interest in Ashford Inc. and Braemar held approximately 195,000 shares, which represented an approximate 7.9% ownership interest in Ashford Inc.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have RevPAR generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Braemar became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE.
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
We conduct our advisory business primarily through an operating entity, Ashford LLC, our project management business through an operating entity, Premier, and our hospitality products and services business primarily through an operating entity, Ashford Services. We own substantially all of our assets and conduct substantially all of our business through Ashford LLC, Premier, and Ashford Services.
As required for disclosure under the Fifth Amended and Restated Advisory Agreement (the “Fifth Amended and Restated Braemar Advisory Agreement”), for the trailing twelve months ended December 31, 2018, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the Fifth Amended and Restated Braemar Advisory Agreement was $10.2 million.
Recent Developments
On January 2, 2018, the Company issued 8,962 shares of common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding Class B common stock in OpenKey, Inc. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On January 16, 2018, the Company closed on the acquisition of a passenger vessel and other assets related to RED Hospitality & Leisure LLC ("RED"), a provider of watersports activities and other travel and transportation services. The Company paid $970,000 cash, comprised of a $750,000 deposit paid on December 11, 2017, which was reflected on our consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. This transaction was accounted for as an asset acquisition recorded at cost, and did not result in the recognition of goodwill. During 2018, our RED operating subsidiary acquired additional passenger vessels for $2.4 million, a ferry for $2.5 million and paid a $400,000 deposit for a new passenger vessel. The Company owns an 80% interest in RED.
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
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate amount of $75 million, subject to certain conditions. At December 31, 2018, there were no outstanding borrowings under the facility.
On March 21, 2018, Ashford Inc. entered into the First Amendment (the “Amendment”) to the Credit Agreement dated March 1, 2018 (the “Credit Facility”), with Ashford Hospitality Holdings LLC, a subsidiary of Ashford Inc., Bank of America, N.A., as administrative agent and letters of credit issuer, and the lenders from time to time party thereto. The Amendment is effective as of March 1, 2018, which is the date the Credit Facility became effective. Pursuant to the Amendment, the financial covenant of consolidated tangible net worth was replaced with consolidated net worth, and Ashford Inc. is required to maintain consolidated net worth not less than 75% of the consolidated net worth as of December 31, 2017, plus 75% of the net equity proceeds of any future equity issuances by Ashford Inc.
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan are held in an escrow account, which is included in our consolidated balance sheet within “other assets” as of December 31, 2018. The term loan bears interest at the Prime Rate plus 1.75% and matures on April 5, 2025. The revolving credit facility bears interest at the Prime Rate plus 1.75% and matures on March 5, 2019.
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
On April 23, 2018, in connection with the name change by Braemar, the Company entered into the Fifth Amended and Restated Braemar Advisory Agreement, which amends the prior amended and restated advisory agreement only to reflect the name change and does not amend or otherwise alter the rights of any of the parties thereto.
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
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. The Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Ashford Trust rent-free. The Company records ERFP obligations in our consolidated balance sheet as “other assets” and “other liabilities.” Ashford Trust must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Ashford Trust ERFP Agreement. The Ashford Trust ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Ashford Trust acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Ashford Trust properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 11 and 17 to our consolidated financial statements.

On June 29, 2018, Ashford Trust acquired the Hilton Old Town Alexandria in Alexandria, Virginia, for a purchase price of $111.0 million. In connection with Ashford Trust's acquisition of the hotel, the Company was obligated to provide Ashford Trust with approximately $11.1 million in exchange for FF&E for use at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. As of December 31, 2018, the Company had paid Ashford Trust $11.1 million of cash in exchange for FF&E that was subsequently leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement.
On August 7, 2018, at a Special Meeting of Stockholders, Ashford Inc. shareholders voted to approve certain matters related to Ashford Inc.’s acquisition of the project management business of Remington, including the issuance of 8,120,000 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”).
On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington, for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging & Hospitality, LLC, (“Remington Lodging”) are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the Series B Convertible Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Monty J. Bennett, our Chief Executive Officer and Chairman of our board of directors), and his father Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust (together, the “Bennetts”). The Series B Convertible Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company. See note 14 to our consolidated financial statements.
In connection with the acquisition, on August 8, 2018, Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, entered into a new Rights Agreement. Pursuant to the Rights Agreement, each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock of the Company at a price of $275 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment (each as defined under the Rights Agreement). The Amended and Restated Rights Agreement of Ashford Inc. in effect prior to the acquisition of Premier is no longer in effect.
In connection with the acquisition of Premier, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC Inc. (formerly named Ashford Inc.) (“Old Ashford”) was converted into one share of common stock, par value $0.01 per share, of the Company having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Old Ashford. As a result of the foregoing, we became the successor issuer of Old Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol “AINC.”
On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 2.00% and matures on February 1, 2029.
On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share, resulting in gross proceeds of $20.1 million. The net proceeds from the sale of the shares after discounts and commissions to the underwriters and offering expenses were approximately $18.2 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.
On October 31, 2018, Ashford Trust acquired the La Posada de Santa Fe (“La Posada”) in Santa Fe, New Mexico, for a purchase price of $50 million. In connection with Ashford Trust's acquisition of the hotel, the Company was obligated to provide Ashford Trust with approximately $5.0 million in exchange for FF&E for use at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. As of December 31, 2018, the Company had paid Ashford Trust $5.0 million of cash in exchange for FF&E that was subsequently leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement.
On November 8, 2018, OpenKey renewed the Loan and Security Agreement that expired in October 2018 for a revolving credit facility in the amount of $1.5 million. The credit facility is secured by all of OpenKey's assets and matures on April 30, 2020, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At December 31, 2018 and

2017, there were no borrowings outstanding under the revolving credit facility. In connection with the 2018 renewal, OpenKey granted the creditors a 10-year warrant to purchase approximately 23,000 shares of OpenKey's preferred stock at $1.61 per share with an estimated fair value of $26,000. The fair value of the warrants was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which is amortized over the term of the line of credit.
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC ("REA Holdings"), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the Braemar ERFP Agreement, the Company agreed to provide $50 million to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company is obligated to provide Braemar 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased by the Company to Braemar rent-free. In connection with Braemar’s acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019, the Company is obligated to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar properties, subject to the terms of the Braemar ERFP Agreement.
On January 22, 2019, Ashford Trust acquired The Embassy Suites New York Midtown Manhattan for a purchase price of $195.0 million. In connection with Ashford Trust’s acquisition of the hotel, the Company is obligated to provide Ashford Trust with approximately $19.5 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement.
On February 26, 2019, Ashford Trust acquired the Hilton Santa Cruz/Scotts Valley, in Santa Cruz, California, for a purchase price of $50.0 million. In connection with Ashford Trust’s acquisition of the hotel, the Company is obligated to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement.
On February 28, 2019, our RED operating subsidiary renewed its revolving credit facility for which the creditor has recourse to Ashford Inc. The revolving credit facility provides RED with available borrowings up to a total of $250,000, bears interest at the Prime Rate plus 1.75% and matures on February 5, 2020.
On March 1, 2019, J&S, our consolidated subsidiary, acquired a privately-held company that conducts the business of BAV Services in the United States (“BAV”) for approximately $9.0 million. BAV is an audio visual rental, staging, and production company, focused on meeting and special event services. As a result of the acquisition, our ownership interest in J&S, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of (i) $5.0 million in cash, funded by an existing term loan; (ii) $4.0 million in the form of Ashford Inc. common stock, consisting of 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day weighted average price per share of $57.01 and had an estimated fair value of $3.9 million on the acquisition date, and additional shares with an estimated fair value of $500,000 to be issued 18 months from the acquisition date, subject to certain conditions; and (iii) contingent consideration up to $3.0 million, payable, if earned, 12 to 18 months from the acquisition date. The results of operations of BAV will be included in our consolidated financial statements from the date of acquisition beginning in the first quarter of 2019. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations and expect to complete a preliminary purchase price allocation in the first quarter of 2019.

RESULTS OF OPERATIONS
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
REVENUE
Advisory services	$89,476	$65,982	$23,494	35.6%
Audio visual	81,186	9,186	72,000	783.8%
Project management	10,634	—	10,634
Other	14,224	6,405	7,819	122.1%
Total revenue	195,520	81,573	113,947	139.7%
EXPENSES
Salaries and benefits	79,205	61,223	(17,982)	(29.4)%
Cost of revenues for audio visual	64,555	7,757	(56,798)	(732.2)%
Cost of revenues for project management	3,292	—	(3,292)
Depreciation and amortization	9,342	2,527	(6,815)	(269.7)%
General and administrative	34,796	17,363	(17,433)	(100.4)%
Impairment	1,919	1,072	(847)	(79.0)%
Other	3,250	2,153	(1,097)	(51.0)%
Total expenses	196,359	92,095	(104,264)	(113.2)%
OPERATING INCOME (LOSS)	(839)	(10,522)	9,683	92.0%
Interest expense	(959)	(83)	(876)	(1,055.4)%
Amortization of loan costs	(241)	(39)	(202)	(517.9)%
Interest income	329	244	85	34.8%
Dividend income	—	93	(93)	(100.0)%
Unrealized gain (loss) on investments	—	203	(203)	(100.0)%
Realized gain (loss) on investments	—	(294)	294	100.0%
Other income (expense)	(834)	(73)	(761)	(1,042.5)%
INCOME (LOSS) BEFORE INCOME TAXES	(2,544)	(10,471)	7,927	75.7%
Income tax (expense) benefit	10,364	(9,723)	20,087	206.6%
NET INCOME (LOSS)	7,820	(20,194)	28,014	138.7%
(Income) loss from consolidated entities attributable to noncontrolling interests	924	358	566	158.1%
Net (income) loss attributable to redeemable noncontrolling interests	1,438	1,484	(46)	(3.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$10,182	$(18,352)	$28,534	155.5%
Preferred dividends	(4,466)	—	(4,466)
Amortization of preferred stock discount	(730)	—	(730)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,986	$(18,352)	$23,338	127.2%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $23.3 million, or 127.2%, to $5.0 million of net income for the year ended December 31, 2018 (“2018”) compared to the $18.4 million of net loss for the year ended December 31, 2017 (“2017”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $113.9 million, or 139.7%, to $195.5 million for 2018 compared to 2017 due to the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$44,905	$43,523	$1,382	3.2%
Incentive advisory fee (2)	2,487	3,083	(596)	(19.3)%
Reimbursable expenses (3)	9,837	9,705	132	1.4%
Non-cash stock/unit-based compensation (4)	31,726	9,394	22,332	237.7%
Other advisory revenue (5)	521	277	244	88.1%
Total advisory services revenue (12)	89,476	65,982	23,494	35.6%

Audio visual revenue (6)	81,186	9,186	72,000	783.8%

Project management revenue (7)	10,634	—	10,634

Other revenue:
Investment management reimbursements (8) (12)	1,156	1,976	(820)	(41.5)%
Debt placement fees (9) (12)	6,093	1,137	4,956	435.9%
Claims management services (12) (13)	213	—	213
Lease revenue (10) (12)	1,005	893	112	12.5%
Other services (11)	5,757	2,399	3,358	140.0%
Total other revenue	14,224	6,405	7,819	122.1%

Total revenue	$195,520	$81,573	$113,947	139.7%

REVENUE BY SEGMENT (14)
REIT advisory	$97,943	$69,988	$27,955	39.9%
Premier	10,634	—	10,634
J&S	81,186	9,186	72,000	783.8%
OpenKey	999	327	672	205.5%
Corporate and other	4,758	2,072	2,686	129.6%
Total revenue	$195,520	$81,573	$113,947	139.7%
________

(1)	The increase in base advisory fee is due to higher revenue of $758,000 from Ashford Trust and higher revenue of $624,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $596,000 from Braemar. The incentive advisory fee for 2018 includes the first year installment of the Braemar 2018 incentive advisory fee in the amount of $678,000 and the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.8 million for which payment is due January 2019. The incentive advisory fee for 2017 includes the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.8 million, which was paid in January 2018, as well as the third year installment of the Braemar 2015 incentive advisory fee in the amount of $1.3 million, which was also paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018, 2017 and 2015 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $305,000 from Ashford Trust offset by lower revenue of $173,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the year ended December 31, 2017, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $1.7 million and $126,000, respectively, which was partially offset by the impairment of the related capitalized software, as discussed in note 2 to our consolidated financial statements, in the amount of $1.1 million. See note 17 to our consolidated financial statements.

(4)
The increase in non-cash stock/unit-based compensation revenue is due to higher revenue of $14.2 million from Ashford Trust and higher revenue of $8.2 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During 2018, $6.7 million of non-cash stock/unit-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

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

(6)	The $72.0 million increase in audio visual revenue is due to our acquisition of J&S in November 2017.

(7)	The $10.6 million increase in project management revenue is due to our acquisition of Premier in August 2018.

(8)
The decrease in investment management reimbursements is due to lower revenue of $820,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(9)
The increase in debt placement fee revenue is due to an unusually high volume of debt financings during the second quarter of 2018, primarily from Ashford Trust. We recorded higher revenue of $4.2 million from Ashford Trust and higher revenue of $775,000 from Braemar. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(10)
In connection with our legacy key money transactions with our managed REITs, we lease FF&E to Ashford Trust and Braemar rent-free. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(11)
The increase in other services revenue is due to higher revenue of $971,000 from Ashford Trust, higher revenue of $816,000 from Braemar and higher revenue of $1.6 million from third parties. Other services revenue relates to other hotel products and services provided by our consolidated subsidiaries, OpenKey, Pure Wellness and RED, to Ashford Trust, Braemar and third parties.

(12)	Indicates REIT advisory revenue.

(13)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(14)	See note 19 to our consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $18.0 million, or 29.4%, to $79.2 million for 2018 compared to 2017. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	$ Change
Cash salaries and benefits:
Salary expense	$26,259	$20,140	$6,119
Bonus expense	13,984	9,662	4,322
Benefits related expenses	6,053	3,398	2,655
Total cash salaries and benefits (1)	46,296	33,200	13,096
Non-cash equity-based compensation:
Stock option grants (2)	9,580	7,535	2,045
Pre spin-off Ashford Trust equity grants (3)	—	684	(684)
Ashford Trust & Braemar equity grants (4)	31,773	9,394	22,379
Total non-cash equity-based compensation	41,353	17,613	23,740
Non-cash (gain) loss in deferred compensation plan (5)	(8,444)	10,410	(18,854)
Total salaries and benefits	$79,205	$61,223	$17,982
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. Cash salaries and benefits recorded in 2018 included $1.3 million of severance costs and $716,000 of additional bonus expense recorded upon receiving approval from the board of directors in the first quarter of 2018. The acquisition of J&S in November 2017 contributed $5.8 million to the increase over 2017.

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

(4)
Equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The increase is primarily attributable to an increase in the fair value of equity grants, in addition to $6.7 million of compensation expense related to the accelerated vesting of equity awards upon the death of one of our executive officers, in accordance with the terms of the awards. See notes 2 and 15 to our consolidated financial statements.

(5)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in 2018 and the loss in 2017 are primarily attributable to decreases and increases, respectively, in the fair value of the DCP obligation. See note 16 to our consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $64.6 million during 2018 compared to $7.8 million for 2017, due to new costs associated with new audio visual revenues from the acquisition of J&S which occurred in November 2017.
Cost of Revenues for Project Management. Cost of revenues for project management was $3.3 million during 2018 compared to $0 for 2017, due to costs associated with project management revenues from the acquisition of Premier which occurred in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $6.8 million, or 269.7%, to $9.3 million for 2018 compared to 2017, primarily as a result of the amortization of the Premier and J&S definite-lived intangible assets, as well as FF&E additions related to software implementation and the November 2017 J&S acquisition. See note 4 to our consolidated financial statements. Depreciation and amortization expense for the years ended December 31, 2018 and 2017, excludes depreciation expense related to audio visual rental pool equipment of $3.8 million and $411,000, respectively, which is included in cost of revenues for audio visual, and also excludes depreciation expense related to marine vessels of $172,000 for the year ended December 31, 2018, which is included in “other” operating expense.
General and Administrative Expense. General and administrative expenses increased $17.4 million, or 100.4%, to $34.8 million for 2018 compared to 2017. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	$ Change
Professional fees (1)	$16,512	$8,485	$8,027
Office expense (2)	8,749	3,678	5,071
Public company costs	1,145	1,078	67
Director costs	1,411	970	441
Travel and other expense (2)	5,952	2,987	2,965
Non-capitalizable - software costs	1,027	165	862
Total general and administrative	$34,796	$17,363	$17,433
________

(1)
The increase in expense is primarily due to increases in legal fees and transaction costs related to the acquisition of Premier, development and execution of our ERFP program and our investments in J&S and RED.

(2)	The increase in expense is primarily due to our investments in Premier, J&S and RED.
Impairment. Impairment of capitalized software implementation costs was $1.9 million during 2018 compared to $1.1 million for 2017. See notes 2 and 17 to our consolidated financial statements.
Other. Other operating expense was $3.3 million and $2.2 million for 2018 and 2017, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, Pure Wellness and RED as well as expense from the increase in fair value of contingent consideration related to the J&S acquisition. See note 9 to our consolidated financial statements.
Interest Expense. Interest expense was $959,000 and $83,000 for 2018 and 2017, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $241,000 and $39,000 for 2018 and 2017, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.
Interest Income. Interest income was $329,000 and $244,000 for 2018 and 2017, respectively.
Dividend Income. Dividend income was $0 and $93,000 for 2018 and 2017, respectively, related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0 for 2018 and $203,000 for 2017, primarily related to investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017. The unrealized gain (loss) on investments is based on changes in closing market prices during the period.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 for 2018 and $294,000 in 2017. The realized loss on investments is related to options on futures contracts and investments held by the AQUA U.S. Fund which was fully dissolved during the year ended December 31, 2017.
Other Income (Expense). Other expense was $834,000 and $73,000 in 2018 and 2017, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased by $20.1 million, from $9.7 million expense in 2017 to $10.4 million benefit in 2018. Current tax expense decreased by $1.9 million, from $3.8 million in 2017 to $1.9 million in 2018, due to lower taxable income which was primarily the result of deductions for bonus depreciation. Deferred tax benefit increased by $18.2 million from $6.0 million expense in 2017 to $12.2 million benefit in 2018. The 2017 period expense was related primarily to the April 2017 legal entity restructuring of the Company, and 2018 benefit was related primarily to the acquisition of Premier, which resulted in the reversal of the valuation allowance on our deferred tax assets in the third quarter of 2018.

(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $924,000 in 2018 and a loss of $358,000 in 2017. See notes 2, 13, and 17 to our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $1.4 million in 2018 and a loss of $1.5 million in 2017. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. Prior to April 6, 2017, the noncontrolling interests represented ownership interests in Ashford LLC. See note 1 to our consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 14, and 17 to our consolidated financial statements.

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
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $16.0 million, or 665.9%, to $18.4 million for 2017 compared to the year ended December 31, 2016 (“2016”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $14.0 million, or 20.7% to $81.6 million in 2017. The changes in total revenue consisted of the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$43,523	$43,043	$480	1.1%
Incentive advisory fee (2)	3,083	3,083	—	—%
Reimbursable expenses (3)	9,705	8,859	846	9.5%
Non-cash stock/unit-based compensation (4)	9,394	12,243	(2,849)	(23.3)%
Other advisory revenue (5)	277	—	277
Total advisory services revenue (11)	65,982	67,228	(1,246)	(1.9)%

Audio visual revenue (6)	9,186	—	9,186

Other revenue:
Investment management reimbursements (7) (11)	1,976	—	1,976
Debt placement fees (8) (11)	1,137	—	1,137
Lease revenue (9) (11)	893	335	558	166.6%
Other services (10)	2,399	44	2,355	5,352.3%
Total other revenue	6,405	379	6,026	1,590.0%
Total revenue	$81,573	$67,607	$13,966	20.7%

REVENUE (12)
REIT advisory	$69,988	$67,563	$2,425	3.6%
J&S	9,186	—	9,186
OpenKey	327	44	283	643.2%
Corporate and other	2,072	—	2,072
Total revenue	$81,573	$67,607	$13,966	20.7%
________

(1)	The increase in base advisory fee is due to higher revenue of $24,000 from Ashford Trust and higher revenue of $456,000 from Braemar.

(2)
Incentive advisory fee includes the second year installment of the 2016 incentive fee in the amount of $1.8 million for 2017, earned in connection with our advisory agreement with Ashford Trust and the third year installment of the 2015 incentive fee in the amount of $1.3 million for 2017, earned in connection with our advisory agreement with Braemar. No incentive fee was earned from Ashford Trust or Braemar for the 2017 measurement period.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $1.5 million from Ashford Trust and lower revenue of $700,000 from Braemar. Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(4)
The decrease in non-cash stock/unit-based compensation revenue is due to higher revenue of $2.6 million from Ashford Trust and lower revenue of $5.5 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.”

(5)
The increase in other advisory revenue is due to higher revenue of $277,000 from Braemar as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheet and is being recognized over the initial ten-year term of the agreement.

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

(8)
The increase in debt placement fee revenue is due to higher revenue of $913,000 from Ashford Trust and $224,000 from Braemar. Debt placement fees include revenues earned through provision of debt placement services by Lismore Capital, our wholly-owned subsidiary.

(9)
In connection with our key money transaction with our managed REITs, we lease furniture, fixtures and equipment to Ashford Trust and Braemar at no cost. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is due to higher revenue of $993,000 from Ashford Trust, higher revenue of $41,000 from Braemar and higher revenue of $1.3 million from third parties. Other services revenue is associated with the provision of other hotel products and services by our consolidated subsidiaries, Pure Wellness and OpenKey, to Ashford Trust, Braemar and third parties.

(11)	Indicates REIT advisory revenue.

(12)	See note 19 for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense increased $8.8 million, or 16.8%, to $61.2 million in 2017 compared to 2016. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	$ Change
Cash salaries and benefits:
Salary expense	$20,140	$18,812	$1,328
Bonus expense	9,662	8,051	1,611
Benefits related expenses	3,398	4,134	(736)
Total cash salaries and benefits (1)	33,200	30,997	2,203
Non-cash equity-based compensation:
Stock option grants (2)	7,535	5,884	1,651
Pre spin-off Ashford Trust equity grants (3)	684	5,439	(4,755)
Ashford Trust & Braemar equity grants (4)	9,394	12,243	(2,849)
Total non-cash equity-based compensation	17,613	23,566	(5,953)
Non-cash (gain) loss in deferred compensation plan (5)	10,410	(2,127)	12,537
Total salaries and benefits	$61,223	$52,436	$8,787
_______

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. The acquisitions of J&S and Pure Wellness in 2017 contributed $868,000 and $667,000, respectively, to the $2.2 million increase over 2016.

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
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.4 million, or 115.2%, to $2.5 million for 2017 compared to 2016, primarily as a result of furniture, fixtures and equipment additions related to software implementation, key money assets and the 2017 J&S acquisition. The increase was also due to the amortization of intangible assets related to the 2017 acquisitions of J&S and Pure Wellness. See note 4 to our consolidated financial statements. Depreciation and amortization expense for the year ended December 31, 2017, excludes depreciation expense related to audio visual rental pool equipment of $411,000, which is included in cost of revenues for audio visual.
General and Administrative Expense. General and administrative expenses increased $909,000, or 5.5%, to $17.4 million in 2017 compared to 2016. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	$ Change
Professional fees (1)	$8,485	$6,558	$1,927
Office expense	3,678	3,485	193
Public company costs	1,078	1,055	23
Director costs	970	1,006	(36)
Travel and other expense	2,987	3,349	(362)
Non-capitalizable costs - software implementation (2)	165	1,001	(836)
Total general and administrative	$17,363	$16,454	$909
_______

(1)	The increase in these costs is primarily due to investments in Pure Wellness, OpenKey and J&S. These increases were partially offset by a decrease in legal expense.

(2)	The decrease in these costs is primarily due to software project timing.
Impairment. Impairment of capitalized software implementation costs was $1.1 million during 2017 compared to $0 for 2016. See notes 2 and 17 to our consolidated financial statements.
Other. Other operating expense was $2.2 million and $0 for 2017 and 2016, respectively. Other operating expense includes cost of goods sold and royalties associated with Pure Wellness and OpenKey as well as expense from the increase in fair value of contingent consideration related to the J&S acquisition.
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
Interest Expense. Interest expense was $83,000 and $0 for 2017 and 2016, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $39,000 and $0 for 2017 and 2016, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.
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
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated losses of $358,000 in 2017 and $8.9 million in 2016. See notes 2, 13, and 17 to our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
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
On March 1, 2019, J&S, our consolidated subsidiary, acquired a privately-held company that conducts the business of BAV Services in the United States (“BAV”) for approximately $9.0 million. BAV is an audio visual rental, staging, and production company, focused on meeting and special event services. As a result of the acquisition, our ownership interest in J&S, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of (i) $5.0 million in cash, funded by an existing term loan; (ii) $4.0 million in the form of Ashford Inc. common stock, consisting of 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day weighted average price per share of $57.01 and had an estimated fair value of $3.9 million on the acquisition date, and additional shares with an estimated fair value of $500,000 to be issued 18 months from the acquisition date, subject to certain conditions; and (iii) contingent consideration up to $3.0 million, payable, if earned, 12 to 18 months from the acquisition date. The results of operations of BAV will be included in our consolidated financial statements from the date of acquisition beginning in the first quarter of 2019. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations and expect to complete a preliminary purchase price allocation in the first quarter of 2019.
On January 15, 2019, the Company entered into the Braemar ERFP agreement with Braemar. Under the Braemar ERFP Agreement, the Company agreed to provide $50 million to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company is obligated to provide Braemar 10% of the acquired hotel’s purchase price in exchange for FF&E at Braemar properties, which is subsequently leased by the Company to Braemar rent-free. In connection with Braemar’s acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019, the Company is obligated to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar properties, subject to the terms of the Braemar ERFP Agreement.
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC ("REA Holdings"), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
On November 8, 2018, OpenKey renewed the Loan and Security Agreement that expired in October 2018 for a revolving credit facility in the amount of $1.5 million. The credit facility is secured by all of OpenKey's assets and matures on April 30, 2020, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At December 31, 2018 and 2017, there were no borrowings outstanding under the revolving credit facility. In connection with the 2018 renewal, OpenKey granted the creditors a 10-year warrant to purchase approximately 23,000 shares of OpenKey's preferred stock at $1.61 per share with an estimated fair value of $26,000. The fair value of the warrants was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which is amortized over the term of the line of credit. Effective February 1, 2019, OpenKey had no borrowings outstanding and the $1.5 million revolving credit facility funds were no longer available.
On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share for gross proceeds of $20.1 million. The net proceeds from the sale of the shares after discounts and commissions to the underwriters and offering expenses were approximately $18.2 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.

On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 2.00% and matures on February 1, 2029.
On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington, for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging & Hospitality, LLC, (“Remington Lodging”) are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the Series B Convertible Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Monty J. Bennett, our Chief Executive Officer and Chairman of our board of directors), and his father Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust (together, the “Bennetts”). The Series B Convertible Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company.
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. The Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Ashford Trust rent-free. The Company records ERFP obligations in our consolidated balance sheet as “other assets” and “other liabilities.” Ashford Trust must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Ashford Trust ERFP Agreement. The Ashford Trust ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Ashford Trust acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Ashford Trust properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria and La Posada de Santa Fe in 2018, and subject to the terms of the Ashford Trust ERFP Agreement, the Company was obligated to provide Ashford Trust with approximately $16.1 million of FF&E at Ashford Trust properties. The $16.1 million of FF&E was purchased and leased to Ashford Trust with an effective date of December 31, 2018. As of December 31, 2018, the Company had no remaining balance in our ERFP obligation to Ashford Trust in respect of hotels already acquired by Ashford Trust.
In connection with Ashford Trust’s acquisitions of The Embassy Suites New York Midtown Manhattan on January 22, 2019 and the Hilton Santa Cruz/Scotts Valley on February 26, 2019, the Company is obligated to provide Ashford Trust with approximately $19.5 million and $5.0 million, respectively, for a total obligation of $24.5 million in exchange for FF&E at Ashford Trust properties, subject to the terms of the Ashford Trust ERFP Agreement. After consideration of the $16.1 million ERFP obligations funded in 2018 and the $24.5 million ERFP obligations incurred in connection with Ashford Trust’s acquisitions in 2019, the Company has $9.4 million remaining of its initial $50 million ERFP funding commitment to Ashford Trust.
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan are held in an escrow account, which is included in our consolidated balance sheet within “other assets” as of December 31, 2018. The term loan bears interest at the Prime Rate plus 1.75% and matures on April 5, 2025. The revolving credit facility bears interest at the Prime Rate plus 1.75% and matures on March 5, 2019. During the year ended December 31, 2018, $118,000 was drawn on the revolving credit facility. As of December 31, 2018, $132,000 was available under the revolving credit facility. On February 28, 2019, our RED operating subsidiary renewed its revolving credit facility for which the creditor has recourse to Ashford Inc. The revolving credit facility provides RED with available borrowings up to a total of $250,000, bears interest at the Prime Rate plus 1.75% and matures on February 5, 2020.
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
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate amount of $75 million, subject to certain conditions. At December 31, 2018, there were no outstanding borrowings under the facility.
On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased during the year ended December 31, 2018.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $183,000 and $226,000, respectively, are included as a reduction to notes payable on the consolidated balance sheets as of December 31, 2018 and 2017. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at December 31, 2018 and 2017 was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the year ended December 31, 2018, $21.8 million was drawn and approximately $20.8 million of payments were made on the revolving credit facility. As of December 31, 2018, approximately $1.3 million of credit was available under the revolving credit facility and approximately $1.7 million was outstanding. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. As of December 31, 2018, our J&S operating subsidiary was in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million draw term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the year ended December 31, 2018, $2.3 million was drawn on the equipment note and $2.0 million was outstanding on the draw term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.
On April 6, 2017, Pure Wellness entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.00% per annum. On October 1, 2018, we paid off the remaining balance on the term loan. The line of credit has a variable interest rate of Prime Rate plus 1.00%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our consolidated balance sheets.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources.
Sources and Uses of Cash
As of December 31, 2018 and 2017, we had $51.5 million and $36.5 million of cash and cash equivalents, respectively, and $7.9 million and $9.1 million of restricted cash, respectively.
Net Cash Flows Provided by Operating Activities. Operating activities provided net cash flows of $21.5 million and $19.4 million for the year ended December 31, 2018 and 2017, respectively. The increase in cash flows provided by operating activities for the year ended December 31, 2018 was primarily due to an increase in earnings as well as the timing of settlements with related parties and payments to vendors, partially offset by $10.4 million of transaction costs related to the acquisition of Premier, $1.4 million of contingent consideration related to the acquisition of J&S and the timing of operating subsidiaries’ receipt of revenues. In connection with our Fourth Amended and Restated Braemar Advisory Agreement, we received a $5.0 million cash payment in June 2017 from Braemar which positively impacted operating cash flows in the year ended December 31, 2017. The higher cash flows provided by operating activities in the year ended December 31, 2016 was primarily a result of the liquidation of investments in securities held by the AQUA U.S. Fund during the year ended December 31, 2016. Cash flows from operations is impacted by the timing of receipt of advisory fees from Ashford Trust and Braemar, timing of paying vendors and timing of operating subsidiaries’ receipt of revenues.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2018, net cash used in investing activities was $28.1 million primarily due to $16.1 million of capital expenditures related to our ERFP agreement with Ashford Trust, $8.9 million of capital expenditures for audio visual equipment and computer software, and $5.5 million of capital expenditures for RED marine vessels, partially offset by $2.3 million of cash acquired in the acquisition of Premier and net proceeds from the disposal of FF&E of $140,000.
For the year ended December 31, 2017, net cash used in investing activities was $23.2 million, which was attributable to the acquisition of a controlling interest in J&S for $19.0 million (net of cash acquired of approximately $200,000), purchases of computer software and FF&E of $3.6 million, a $750,000 deposit for certain assets related to RED, partially offset by proceeds from the disposal of FF&E of $15,000 and $129,000 of cash acquired in the acquisition of Pure Wellness.
For the year ended December 31, 2016, investing activities used net cash flows of $4.9 million, which was attributable to purchases of computer software, furniture, fixtures and equipment of $6.2 million partially offset by a distribution from an investment in an unconsolidated investment entity of $1.4 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2018, net cash flows provided by financing activities were $20.5 million due to $18.9 million of net cash proceeds from the issuance of our common stock, $2.7 million of contributions from noncontrolling interests in a consolidated entity, $6.6 million of proceeds from borrowings on notes payable and $1.0 million of net borrowings on our revolving credit facilities. These were offset by $4.5 million of dividends paid on our preferred stock, $2.0 million of payments on notes payable and capital leases, $1.2 million of contingent consideration related to the November 2017 acquisition of J&S, $638,000 of loan cost payments, $314,000 in distributions to non-controlling interests and net repayments in advances to employees of $82,000 associated with tax withholdings for restricted stock vesting.
For the year ended December 31, 2017, net cash flows used in financing activities were $44.5 million. These cash outflows consisted of $55.3 million of distributions to noncontrolling interests in consolidated entities primarily related to the AQUA Fund that is now dissolved, net advances to employees of $433,000 associated with tax withholdings for restricted stock vestings, $305,000 of payments on notes payable, $28,000 of loan cost payments, and $24,000 for the repurchase of common stock, partially offset by $10.0 million of proceeds from the term loan to finance the acquisition of J&S, $983,000 of contributions from noncontrolling interests in a consolidated entity and net borrowings on the J&S revolving credit facility of $583,000.
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
Contractual Obligations and Commitments
The table below summarizes future obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations:
Long-term debt obligations	$2,074	$3,872	$10,303	$1,096	$17,345
Estimated interest obligations (1)	1,123	1,779	675	184	3,761
Capital lease obligations	541	138	7	—	686
Operating lease obligations	3,529	6,861	6,231	13,999	30,620
Deferred compensation plan (2)	173	2,281	4,060	4,060	10,574
AIM Incentive Plan (3)	121	—	—	—	121
Total contractual obligations	$7,561	$14,931	$21,276	$19,339	$63,107
__________

(1)
For variable-rate indebtedness, interest obligations are estimated based on the LIBOR and Prime interest rates as of December 31, 2018. We have assumed that credit facility balances remain outstanding until maturity using the interest rates as of December 31, 2018.

(2)
Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s). See note 16 to our consolidated financial statements.

(3)
Distributions under the AIM incentive plan will be made in cash within 45 days of March 31, 2019. The AIM incentive plan obligation is carried at amortized fair value. See note 16 to our consolidated financial statements.

Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2018.
In addition to the amounts discussed above, as of December 31, 2018, we also have approximately $33.9 million of purchase commitments related to our Enhanced Return Funding Program with Ashford Trust which are contingent upon Ashford Trust acquiring additional hotels. See notes 11 and 17 to our consolidated financial statements.
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
Revenue Recognition. Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the base fee was paid quarterly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus, prior to June 26, 2018, the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. The Braemar base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the advisory agreement, subject to certain minimums. Reimbursements for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are recognized when services have been rendered. We record advisory revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.”
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the FCCR Condition, as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Historically, during the incentive advisory fee measurement period (i.e. the first year of each three year period), incentive advisory fees have been accrued (or reversed) quarterly based on the amount that would be due pursuant to the applicable advisory agreements as of the interim balance sheet date. The second and third year installments of incentive advisory fees have been recognized as revenue on a pro-rata basis each quarter for the amounts determined in the first year measurement period, subject to the December 31 FCCR Condition each year. Effective with our January 1, 2018 adoption of ASC 606, we no longer record the first year's installment of incentive advisory fee revenue in interim periods prior to the fourth quarter. Prior to measurement in the fourth quarter of each year, our first year installment of incentive advisory fees are subject to significant fluctuation (i.e. based on annual total stockholder returns) and are contingent on a future event during the measurement period (e.g. meeting the FCCR Condition). Accordingly, incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter as such amounts are not subject to significant reversal.
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
Project management revenue primarily consists of revenue generated within our Premier segment by providing development and construction, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, freight management, and construction management services at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer. Project management revenue also includes revenue from reimbursable costs for accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners.
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
Income Taxes-We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes and, beginning November 1, 2017, Mexico and Dominican Republic income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

During the third quarter of 2018, we determined that it was more likely than not that we would realize a significant portion of our deferred tax assets because we recorded a $43.7 million deferred tax liability in the third quarter of 2018, and the future reversal of deferred tax liabilities is a source of future taxable income that allows us to utilize our deferred tax assets. Accordingly, in the third quarter of 2018, we reversed the valuation allowance on our deferred tax assets by recording a $15.1 million deferred income tax benefit in the consolidated statement of operations. The deferred tax liability related to our Premier acquisition, and it is the result of recording our book basis in Premier's acquired intangible assets at fair value while the tax basis of these assets was recorded using the seller's carryover basis, which is lower than fair value.
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
On December 22, 2017, President Trump signed the TCJA into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we recorded a one-time income tax expense of approximately $303,000 due to a revaluation of our net deferred tax assets resulting from the decrease in the corporate federal income tax rate from 35% to 21% and elimination of the ability to carryback net operating losses generated after December 31, 2017. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have finalized our accounting for the impacts of the TCJA. There were no changes to the provision amounts previously recorded.
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
Prior to the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the third quarter of 2018, equity-based awards granted to non-employees were accounted for at fair value based on the market price of the awards at period end, which resulted in recording expense equal to the fair value of the award in proportion to the requisite service period satisfied during the period. After the adoption of ASU 2018-07 in the third quarter of 2018, equity-based awards granted to non-employees are measured at the grant date and expensed ratably over the vesting period based on the original measurement date as the grant date. This results in the recording of expense equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period.
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
Impairment of Goodwill—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. We determine the fair value of a reporting unit based on either a market valuation approach or an analysis of discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. Based on the results of our annual impairment assessment, no impairment of goodwill was indicated. No indicators of impairment were identified from the date of our impairment assessment through December 31, 2018.
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
Effective January 1, 2018, we adopted the new standard using the modified retrospective approach. Based on our assessment, adoption of the new guidance did not require a cumulative-effect adjustment to the opening retained earnings on January 1, 2018. We expect the new standard’s impact on net income will be immaterial on an ongoing annual basis; however, the Company does anticipate that the new standard will have an impact on its revenues in interim periods due to timing. The primary impact of adopting the new standard relates to the timing of recognition of incentive advisory fees, which are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company no longer records incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The Company expects that this could impact its revenues in future interim periods, but we are unable to estimate the impact because future incentive advisory fees are calculated based on future changes in total stockholder return of our REIT clients compared to the total stockholder return of their respective peer group. There are no material changes in revenue recognition for audio visual, investment management reimbursements, debt placement fees, claims management services revenue, lease revenue or other services revenue. See note 3 to our consolidated financial statements for additional information regarding our adoption of ASC 606.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. In February 2018, the FASB issued ASU 2018-03, as technical corrections and improvements to amend and clarify certain aspects of the guidance issued in ASU 2016-01. We have adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. We adopted this standard retrospectively effective January 1, 2018, and the adoption of this standard did not have a material impact on our consolidated statements of cash flows and related disclosures for the year ended December 31, 2017 and December 31, 2016. For the year ended December 31, 2018, the adoption of ASU 2016-15 resulted in the bifurcation of the $2.6 million contingent consideration payment associated with the acquisition of J&S between financing and operating cash flows (included in payments “due to affiliates”) in the amounts of $1.2 million and $1.4 million, respectively, within our consolidated statements of cash flows. See notes 5 and 9 to our consolidated financial statements.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We elected to early adopt the standard effective July 1, 2018, and the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis with an option to use the transition relief provided in ASU 2018-11. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancellable leases on our consolidated balance sheet resulting in the recording of ROU assets and lease obligations estimated to be between $23.6 million and $28.8 million. Upon adoption, we will not recognize lease revenue for our rent-free leases of FF&E commencing on or after the adoption date under our ERFP agreements with our related parties Ashford Trust and Braemar. We expect to elect the package of practical expedients in transition that permits entities not to reassess whether any expired or existing contracts are or contain leases, to retain the lease classification and to continue to capitalize initial direct costs for any leases that exist prior to adoption of the standard. We expect to use the transition method in ASU 2018-11 that allows us to adopt the new lease standard effective January 1, 2019, and not reevaluate or recast prior periods. However, we are still evaluating the available transition methods. We are implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. We are currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as well as hosting arrangements that include an internal-use software license. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-15 will have on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At December 31, 2018, our total indebtedness of $18.0 million included $17.3 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2018 would be approximately $173,000 annually. Interest rate changes have no impact on the remaining $661,000 of fixed-rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in J&S Audiovisual, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2018, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $145,000 for the twelve months ended December 31, 2018. Operations in the Dominican Republic are not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
14185 Dallas Parkway
Suite 1100
Dallas, Texas 75254
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 8, 2019

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$51,529	$36,480
Restricted cash	7,914	9,076
Accounts receivable, net	4,928	5,127
Due from affiliates	45	—
Due from Ashford Trust OP	5,293	13,346
Due from Braemar OP	1,996	1,738
Inventories	1,202	1,066
Prepaid expenses and other	3,902	2,913
Total current assets	76,809	69,746
Investments in unconsolidated entities	500	500
Furniture, fixtures and equipment, net	47,947	21,154
Goodwill	59,683	12,947
Intangible assets, net	193,194	9,713
Other assets	872	750
Total assets	$379,005	$114,810
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$24,880	$20,451
Due to affiliates	2,032	4,272
Deferred income	148	459
Deferred compensation plan	173	311
Notes payable, net	2,595	1,751
Other liabilities	8,418	9,076
Total current liabilities	38,246	36,320
Accrued expenses	—	78
Deferred income	13,396	13,440
Deferred tax liability, net	31,506	—
Deferred compensation plan	10,401	18,948
Notes payable, net	15,177	9,956
Total liabilities	108,726	78,742
Commitments and contingencies (note 11)
MEZZANINE EQUITY
Series B cumulative convertible preferred stock, $25 par value, 8,120,000 shares issued and outstanding, net of discount at December 31, 2018	200,847	—
Redeemable noncontrolling interests	3,531	5,111
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,391,541 and 2,093,556 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	24	21
Additional paid-in capital	280,159	249,695
Accumulated deficit	(214,242)	(219,396)
Accumulated other comprehensive income (loss)	(498)	(135)
Total stockholders’ equity of the Company	65,443	30,185
Noncontrolling interests in consolidated entities	458	772
Total equity	65,901	30,957
Total liabilities and equity	$379,005	$114,810
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Advisory services	$89,476	$65,982	$67,228
Audio visual	81,186	9,186	—
Project management	10,634	—	—
Other	14,224	6,405	379
Total revenue	195,520	81,573	67,607
EXPENSES
Salaries and benefits	79,205	61,223	52,436
Cost of revenues for audio visual	64,555	7,757	—
Cost of revenues for project management	3,292	—	—
Depreciation and amortization	9,342	2,527	1,174
General and administrative	34,796	17,363	16,454
Impairment	1,919	1,072	—
Other	3,250	2,153	—
Total expenses	196,359	92,095	70,064
OPERATING INCOME (LOSS)	(839)	(10,522)	(2,457)
Realized gain (loss) on investment in unconsolidated entity	—	—	(3,601)
Unrealized gain (loss) on investment in unconsolidated entity	—	—	2,141
Interest expense	(959)	(83)	—
Amortization of loan costs	(241)	(39)	—
Interest income	329	244	73
Dividend income	—	93	170
Unrealized gain (loss) on investments	—	203	2,326
Realized gain (loss) on investments	—	(294)	(10,113)
Other income (expense)	(834)	(73)	(162)
INCOME (LOSS) BEFORE INCOME TAXES	(2,544)	(10,471)	(11,623)
Income tax (expense) benefit	10,364	(9,723)	(780)
NET INCOME (LOSS)	7,820	(20,194)	(12,403)
(Income) loss from consolidated entities attributable to noncontrolling interests	924	358	8,860
Net (income) loss attributable to redeemable noncontrolling interests	1,438	1,484	1,147
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	10,182	(18,352)	(2,396)
Preferred dividends	(4,466)	—	—
Amortization of preferred stock discount	(730)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,986	$(18,352)	$(2,396)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$2.29	$(9.04)	$(1.19)
Weighted average common shares outstanding - basic	2,170	2,031	2,012
Diluted:
Net income (loss) attributable to common stockholders	$(2.11)	$(9.59)	$(2.56)
Weighted average common shares outstanding - diluted	2,332	2,067	2,209
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

NET INCOME (LOSS)	$7,820	$(20,194)	$(12,403)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(420)	(135)	—
COMPREHENSIVE INCOME (LOSS)	7,400	(20,329)	(12,403)
Comprehensive (income) loss attributable to noncontrolling interests	924	358	8,860
Comprehensive (income) loss attributable to redeemable noncontrolling interests	1,495	1,484	1,147
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$9,819	$(18,487)	$(2,396)
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at January 1, 2016	2,011	$20	$234,716	$(202,546)	$—	—	$(25)	$104,471	$136,636	—	$—	$240
Purchase of treasury stock	—	—	—	—	—	(1)	(20)	—	(20)	—	—	—
Retirement of treasury stock	—	—	(45)	—	—	1	45	—	—	—	—	—
Equity-based compensation	5	—	6,073	5,439	—	—	—	61	11,573	—	—	—
Excess tax benefit (deficiency) on equity-based compensation	—	—	(284)	—	—	—	—	—	(284)	—	—	—
Employee advances	—	—	(41)	—	—			—	(41)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,373	2,373	—	—	—
Reallocation of carrying value	—	—	(2,623)	—	—	—	—	1,154	(1,469)	—	—	1,469
Redemption of offshore fund	—	—	—	—	—	—	—	(179)	(179)	—	—	—
Redemption of noncontrolling interest holder in AQUA U.S. Fund	—	—	—	—	—	—	—	(46,248)	(46,248)	—	—	—
Redemption of units	—	—	—	—	—	—	—	—	—	—	—	(18)
Redemption value adjustment	—	—	—	(936)	—	—	—	—	(936)	—	—	936
Net income (loss)	—	—	—	(2,396)	—	—	—	(8,860)	(11,256)	—	—	(1,147)
Balance at December 31, 2016	2,016	$20	$237,796	$(200,439)	$—	—	$—	$52,772	$90,149	—	$—	$1,480
Purchases of common stock	—	—	(24)	—	—	—	—	—	(24)	—	—	—
Equity-based compensation	4	—	7,746	684	—	—	—	39	8,469	—	—	—
Deferred compensation plan distribution	3	—	229	—	—	—	—	—	229	—	—	—
Employee advances	—	—	(433)	—	—	—	—	—	(433)	—	—	—
Redemption of noncontrolling interest holder in AQUA U.S. Fund	—	—	—	—	—	—	—	(52,782)	(52,782)	—	—	—
OpenKey warrant issuance	—	—	—	—	—	—	—	28	28	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	983	983	—	—	—
Reallocation of carrying value	—	—	(681)	—	—	—	—	(506)	(1,187)	—	—	1,187
Redemption value adjustment	—	—	—	(1,270)	—	—	—	—	(1,270)	—	—	1,270
Acquisition of Pure Wellness	—	—	—	—	—	—	—	425	425	—	—	—
Distributions to consolidated noncontrolling interests	—	—	—	(19)	—	—	—	(220)	(239)	—	—	—
Acquisition of J&S	71	1	5,062	—	—	—	—	391	5,454	—	—	2,658
Foreign currency translation adjustment	—	—	—	—	(135)	—	—	—	(135)	—	—	—
Net income (loss)	—	—	—	(18,352)	—	—	—	(358)	(18,710)	—	—	(1,484)
Balance at December 31, 2017	2,094	$21	$249,695	$(219,396)	$(135)	—	$—	$772	$30,957	—	$—	$5,111

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Equity-based compensation	6	—	10,009	—	—	—	—	10	10,019	—	—	—
Issuance of common stock	280	3	18,928	—	—	—	—	—	18,931	—	—	—
Acquisition of Premier	—	—	—	—	—	—	—	—	—	8,120	203,000	—
Discount on preferred shares	—	—	—	—	—	—	—	—	—	—	(2,883)	—
Amortization of preferred stock discount	—	—	—	(730)	—	—	—	—	(730)	—	730	—
Dividends declared - preferred stock	—	—	—	(4,466)	—	—	—	—	(4,466)	—	—	—
Deferred compensation plan distribution	3	—	241	—	—	—	—	—	241	—	—	—
Employee advances	—	—	(82)	—	—	—	—	—	(82)	—	—	—
OpenKey warrant issuance	—	—	—	—	—	—	—	26	26	—	—	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	—	—	838	—	—	(838)
Acquisition of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	(382)	(382)	—	—	55
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,666	2,666	—	—	—
Reallocation of carrying value	—	—	530	—	—	—	—	(1,696)	(1,166)	—	—	1,166
Redemption value adjustment	—	—	—	168	—	—	—	—	168	—	—	(168)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)	—	—	(300)
Foreign currency translation adjustment	—	—	—	—	(363)	—	—	—	(363)	—	—	(57)
Net income (loss)	—	—	—	10,182	—	—	—	(924)	9,258	—	—	(1,438)
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	—	$—	$458	$65,901	8,120	$200,847	$3,531
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$7,820	$(20,194)	$(12,403)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	13,308	2,938	1,174
Change in fair value of deferred compensation plan	(8,444)	10,410	(2,127)
Realized and unrealized (gain) loss on investment in unconsolidated entity, net	—	—	1,460
Equity-based compensation	10,019	8,469	11,573
Excess tax (benefit) deficiency on equity-based compensation	—	—	284
Deferred tax expense (benefit)	(12,240)	6,002	(2,075)
Change in fair value of contingent consideration	338	1,066	—
Impairment of furniture, fixtures and equipment	1,919	1,072	—
(Gain) loss on sale of furniture, fixtures and equipment	220	279	—
Amortization of loan costs	241	39	—
Realized and unrealized (gain) loss on investments, net	—	91	7,787
Purchases of investments in securities	—	—	(153,259)
Sales of investments in securities	—	—	225,470
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Prepaid expenses and other	(907)	(128)	604
Accounts receivable	225	(725)	234
Due from affiliates	(45)	—	—
Due from Ashford Trust OP	8,916	(1,302)	(6,323)
Due from Braemar OP	205	2,079	4
Inventories	(132)	(205)	—
Other assets	(84)	190	—
Accounts payable and accrued expenses	2,145	1,575	4,791
Due to affiliates	(954)	689	(290)
Other liabilities	(658)	(676)	4,068
Deferred income	(373)	7,746	3,886
Net cash provided by (used in) operating activities	21,519	19,415	84,858
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	(16,100)	—	—
Additions to furniture, fixtures and equipment	(8,942)	(3,580)	(6,240)
Proceeds from disposal of furniture, fixtures and equipment, net	140	15	—
Cash acquired in acquisition of Premier	2,277	—	—
Cash acquired in acquisition of Pure Wellness	—	129	—
Acquisition of J&S, net of cash acquired	—	(18,972)	—
Acquisition of assets related to RED Hospitality and Leisure LLC	(5,474)	(750)	—
Redemption of investment in unconsolidated entity	—	—	1,375
Net cash provided by (used in) investing activities	(28,099)	(23,158)	(4,865)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	18,930	—	—
Payments for dividends on preferred stock	(4,466)	—	—
Payments on revolving credit facilities	(20,881)	(924)	—
Borrowings on revolving credit facilities	21,878	1,507	—
Proceeds from notes payable	6,593	10,000	—
Payments on notes payable and capital leases	(1,976)	(305)	—
Payments of loan costs	(638)	(28)	—
Excess tax benefit (deficiency) on equity-based compensation	—	—	(284)
Purchases of common stock	—	(24)	(20)
Employee advances	(82)	(433)	(41)
Redemption of units	—	—	(18)
Payment of contingent consideration	(1,196)	—	—
Contributions from noncontrolling interest	2,666	983	2,373
Distributions to noncontrolling interests in consolidated entities	(314)	(55,310)	(44,116)
Net cash provided by (used in) financing activities	20,514	(44,534)	(42,106)
Effect of foreign exchange rate changes on cash and cash equivalents	(47)	(10)	—
Net change in cash, cash equivalents and restricted cash	13,887	(48,287)	37,887
Cash, cash equivalents and restricted cash at beginning of period	45,556	93,843	55,956
Cash, cash equivalents and restricted cash at end of period	$59,443	$45,556	$93,843

	Year Ended December 31,
	2018	2017	2016
Supplemental Cash Flow Information
Interest paid	$870	$53	$134
Income taxes paid	1,358	4,948	2,333
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Premier through issuance of convertible preferred stock, less cash acquired	$200,723	$—	$—
Distribution from deferred compensation plan	241	229	—
Capital expenditures accrued but not paid	618	1,397	620
Accrued but unpaid redemption of AQUA U.S. Fund	—	—	2,311
Subsidiary equity consideration for Pure Wellness acquisition	—	425	—
Assumption of debt associated with Pure Wellness acquisition	—	475	—
Issuance of OpenKey warrant	26	28	—
Capital lease additions	220	—	—
Assumption of debt associated with J&S acquisition	—	978	—
J&S loan costs paid from revolving credit facility	—	231	—
Ashford Inc. common stock consideration for purchase of OpenKey shares	838	5,063	—
Acquisition of noncontrolling interest in consolidated entities	327	1,196	—
Amortization of discount on preferred stock	730	—	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$36,480	$84,091	$50,272
Restricted cash at beginning of period	9,076	9,752	5,684
Cash, cash equivalents and restricted cash at beginning of period	$45,556	$93,843	$55,956

Cash and cash equivalents at end of period	$51,529	$36,480	$84,091
Restricted cash at end of period	7,914	9,076	9,752
Cash, cash equivalents and restricted cash at end of period	$59,443	$45,556	$93,843
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
 Ashford Inc. (the “Company”) is a Maryland corporation formed on April 2, 2014, that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust's operating partnership, collectively. Our common stock is listed on the NYSE American LLC (“NYSE American”). As of December 31, 2018, Ashford Trust held approximately 598,000 shares of our common stock, which represented an approximate 25.0% ownership interest in Ashford Inc., and Braemar Hotels & Resorts Inc. (“Braemar”) held approximately 195,000 shares, which represented an approximate 8.1% ownership interest in Ashford Inc.
Ashford Inc. was formed through a spin-off of Ashford Trust’s asset management business in November 2014. The spin-off was completed by means of a distribution of common stock of Ashford Inc. and common units of Ashford Hospitality Advisors LLC (“Ashford LLC”), a Delaware limited liability company formed on April 5, 2013. Ashford LLC had no operations until November 19, 2013, the date of the Braemar spin-off. As part of the Ashford Inc. spin-off from Ashford Trust, Ashford LLC became a subsidiary of Ashford Inc. on November 12, 2014. We conduct our advisory business primarily through an operating entity, Ashford LLC, our hospitality products and services business primarily through an operating entity, Ashford Hospitality Services LLC ("Ashford Services"), and our project management business through an operating entity, Premier Project Management LLC (“Premier”). We own substantially all of our assets and conduct substantially all of our business through Ashford LLC, Ashford Services and Premier.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Braemar became a publicly traded company in November 2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE.
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
Ashford Investment Management, LLC (“AIM”) is an indirect subsidiary of the Company, established to serve as an investment advisor to us, third parties, and any private securities funds sponsored by us or our affiliates (the “Funds”) and is a registered investment advisor with the Securities and Exchange Commission (the “SEC”). AIM Management Holdco, LLC (“Management Holdco”) owns 100% of AIM. We, through Ashford LLC, own 100% of Management Holdco. AIM and Management Holdco are consolidated by Ashford Inc. as it has control. AIM manages a portion of Ashford Trust’s excess cash under an investment management agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.
On April 6, 2017, we acquired a 70% interest in Pure Wellness. Pure Wellness’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. To consummate the acquisition, Ashford Services entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with PRE Opco, LLC (“Pure Wellness”), pursuant to which Ashford Services became the sole owner of the common equity, or Series A Units. In conjunction with the LLC Agreement, Ashford Services contributed $97,000 cash to Pure Wellness as required by the LLC Agreement. Pursuant to the Asset and Liability Contribution Agreement (the “Contribution Agreement”), by and among Pure Wellness (as contributee) and PAFR, LLC, the members of PAFR, LLC and Brault Enterprises, LLC (collectively, the “Sellers”), the Sellers contributed liabilities, net of assets, of the predecessor operating company, Pure Wellness NA, LLC, with a fair value of $532,000 in exchange for certain equity interests in Pure Wellness, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units, $181,000 of Series B-1 Units, and $202,000 of Series B-2 Units, totaling $425,000. As a result of the Contribution Agreement, our equity interest in Pure Wellness was 70%. See notes 2, 5, 13 and 17 to our consolidated financial statements.
On November 1, 2017, we acquired an 85% controlling interest in J&S Audio Visual Communications, Inc., J&S Audiovisual Mexico, S. de R.L. de C.V. and J&S Audio Visual Dominican Republic, L.P. (collectively referred to as “J&S”) for approximately $25.5 million. J&S provides an integrated suite of audio visual services including show and event services, hospitality services, creative services, and design and integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic. See notes 2, 5, 14 and 17 to our consolidated financial statements.
On January 2, 2018, the Company issued 8,962 shares of common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding Class B common stock in OpenKey, Inc. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On January 16, 2018, the Company closed on the acquisition of a passenger vessel and other assets related to RED Hospitality & Leisure LLC ("RED"), a provider of watersports activities and other travel and transportation services. The Company paid $970,000 cash, comprised of a $750,000 deposit paid on December 11, 2017, which was reflected on our consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. This transaction was accounted for as an asset acquisition recorded at cost, and did not result in the recognition of goodwill. During 2018, our RED operating subsidiary acquired additional passenger vessels for $2.4 million a ferry for $2.5 million and paid a $400,000 deposit for a new passenger vessel. The Company owns an 80% interest in RED. See notes 2, 13 and 17 to our consolidated financial statements.
On April 6, 2018, Ashford Inc. signed a definitive agreement to acquire the project management business of Remington Holdings, L.P. (“Remington”).
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. The Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Ashford Trust rent-free. The Company records ERFP obligations in our consolidated balance sheet as “other assets” and “other liabilities.” Ashford Trust must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Ashford Trust ERFP Agreement. The Ashford Trust ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Ashford Trust acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Ashford Trust properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 11 and 17.
On June 29, 2018, Ashford Trust acquired the Hilton Old Town Alexandria in Alexandria, Virginia, for a purchase price of $111.0 million. In connection with Ashford Trust's acquisition of the hotel, the Company was obligated to provide Ashford Trust with approximately $11.1 million in exchange for FF&E for use at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. As of December 31, 2018, the Company had paid Ashford Trust $11.1 million of cash in exchange for FF&E that was subsequently leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement. See notes 11 and 17.
On August 7, 2018, at a Special Meeting of Stockholders, Ashford Inc. shareholders voted to approve certain matters related to Ashford Inc.’s acquisition of the project management business of Remington, including the issuance of 8,120,000 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”).

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington, for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging & Hospitality, LLC, (“Remington Lodging”) are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the Series B Convertible Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Monty J. Bennett, our Chief Executive Officer and Chairman of our board of directors), and his father Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust (together, the “Bennetts”). The Series B Convertible Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company.
In connection with the acquisition of Premier, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC Inc. (formerly named Ashford Inc.) (“Old Ashford”) was converted into one share of common stock, par value $0.01 per share, of the Company having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Old Ashford. As a result of the foregoing, we became the successor issuer of Old Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol “AINC.”
On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 2.00% and matures on February 1, 2029.
On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share, resulting in gross proceeds of $20.1 million. The net proceeds from the sale of the shares after discounts and commissions to the underwriters and offering expenses were approximately $18.2 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.
On October 31, 2018, Ashford Trust acquired the La Posada de Santa Fe (“La Posada”) in Santa Fe, New Mexico, for a purchase price of $50 million. In connection with Ashford Trust's acquisition of the hotel, the Company was obligated to provide Ashford Trust with approximately $5.0 million in exchange for FF&E for use at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. As of December 31, 2018, the Company had paid Ashford Trust $5.0 million of cash in exchange for FF&E that was subsequently leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement. See notes 11 and 17.
The accompanying consolidated financial statements reflect the operations of our advisory and asset management business, hospitality products and services business, investment management business and entities that we consolidate. Our advisory and asset management business and investment management business provides asset and investment management, accounting and legal services to Ashford Trust and Braemar. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its consolidated financial statements.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment.
Noncontrolling Interests—The following tables present information about our noncontrolling interests, including those related to consolidated VIEs, as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Ashford Holdings	J&S (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.83%	85.00%	45.61%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.17%	15.00%	29.65%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$215	$1,858	$1,458	n/a	n/a
Redemption value adjustment, year-to-date	(180)	—	12	n/a	n/a
Redemption value adjustment, cumulative	178	—	2,033	n/a	n/a
Carrying value of noncontrolling interests	—	—	308	218	(68)
Assets, available only to settle subsidiary's obligations (7)	n/a	37,141	1,410	2,267	6,807
Liabilities (8)	n/a	24,836	421	1,977	2,839
Notes payable (8)	n/a	13,614	—	—	2,480
Revolving credit facility (8)	n/a	1,733	—	60	118

	December 31, 2017
	Ashford Holdings	J&S (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.80%	85.00%	43.90%	70.00%	—%
Redeemable noncontrolling interests(1) (2)	0.20%	15.00%	39.59%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	16.51%	30.00%	—%
	100.00%	100.00%	100.00%	100.00%	—%

Carrying value of redeemable noncontrolling interests	$385	$2,522	$2,204	n/a	n/a
Redemption value adjustment, year-to-date	224	—	1,046	n/a	n/a
Redemption value adjustment, cumulative	358	—	2,021	n/a	n/a
Carrying value of noncontrolling interests	—	439	128	205	—
Assets, available only to settle subsidiary's obligations (7)	n/a	36,951	1,403	1,865	—
Liabilities (8)	n/a	21,821	889	1,652	—
Notes payable (8)	n/a	9,917	—	220	—
Revolving credit facility (8)	n/a	814	—	100	—
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Redeemable noncontrolling interests in Ashford Holdings represent the members’ proportionate share of equity in earnings/losses of Ashford Holdings. Net income/loss attributable to the common unit holders is allocated based on the weighted average ownership percentage of the members’ interest.
(3) Represents ownership interests in J&S, which we consolidate under the voting interest model. J&S provides audio visual products and services in the hospitality industry. See also notes 1, 13 and 14.
(4) Represents ownership interests in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. See also notes 1, 13 and 14.
(5) Represents ownership interests in Pure Wellness, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality industry. See also notes 1 and 13.
(6) Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. We are provided a preferred return on our investment in RED which is accounted for in our income allocation based on the applicable partnership agreement. RED is a provider of watersports activities and other travel and transportation services. See also notes 1 and 13.
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
We held an investment in an unconsolidated entity with a carrying value of $500,000 at both December 31, 2018 and 2017. No impairment of the investment was recorded during the year ended December 31, 2018 or 2017.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
Restricted Cash—Restricted cash represents reserves for casualty insurance claims and the associated ancillary costs. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies of an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The offset to restricted cash amounts is included in other liabilities.
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
Impairment of Furniture, Fixtures and Equipment—FF&E are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded an impairment charge of $1.9 million for the year ended December 31, 2018. The impairment was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. An impairment charge of $1.1 million was recorded for the year ended December 31, 2017, partially offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. The impairment was recognized upon determination that a portion of the software will not be placed into service. See note 17.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of J&S. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. We determine the fair value of a reporting unit based on either a market valuation approach or an analysis of discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Based on the results of our annual impairment assessments, no impairment of goodwill or trademark rights was indicated. No indicators of impairment were identified from the date of our impairment assessments through December 31, 2018.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships and management contracts resulting from our acquisitions of Premier, J&S and Pure Wellness. The Premier assets are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

over an estimated useful life of 30 years. The J&S and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of December 31, 2018.
Other Liabilities—Other liabilities primarily included a $7.8 million and $9.1 million reserve related to Ashford Trust and Braemar properties’ casualty insurance claims and related fees as of December 31, 2018 and 2017, respectively. The estimated liability is established based upon an analysis of historical data and actuarial estimates.
Revenue Recognition—See “Recently Adopted Accounting Standards” below and note 3.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Salaries and benefits includes expense for equity grants of Ashford Trust and Braemar common stock and performance-based Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See note 16.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $905,000, $126,000 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.
Depreciation and Amortization—Our FF&E is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Furniture and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 3 to 7.5 years and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. Our RED vessels are depreciated using the straight-line method over 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
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
Prior to the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the third quarter of 2018, equity-based awards granted to non-employees were accounted for at fair value based on the market price of the awards at period end, which resulted in recording expense equal to the fair value of the award in proportion to the requisite service period satisfied during the period. After the adoption of ASU 2018-07 in the third quarter of 2018, equity-based awards granted to non-employees are measured at the grant date and expensed ratably over the vesting period based on the original measurement date as the grant date. This results in the recording of expense equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period.
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the J&S operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income (loss) is presented on the consolidated balance sheets as of December 31, 2018 and 2017. There were no sources of other comprehensive income (loss) for the year ended December 31, 2016.

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
Due from Braemar OP—Due from Braemar OP represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses. Due from Braemar OP is generally settled within a period not exceeding one year.
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
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified deferred compensation plan (“DCP”) for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allowed participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our consolidated statements of operations. See note 16.
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
During the third quarter of 2018, we determined that it was more likely than not that we would realize a significant portion of our deferred tax assets because we recorded a $43.7 million deferred tax liability in the third quarter of 2018, and the future reversal of deferred tax liabilities is a source of future taxable income that allows us to utilize our deferred tax assets. Accordingly, in the third quarter of 2018, we reversed the valuation allowance on our deferred tax assets by recording a $15.1 million deferred income tax benefit in the consolidated statement of operations. The deferred tax liability related to our Premier acquisition, and it is the result of recording our book basis in Premier's acquired intangible assets at fair value while the tax basis of these assets was recorded using the seller's carryover basis, which is lower than fair value.
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
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“TCJA”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

legislation, we recorded a one-time income tax expense of approximately $303,000 due to a revaluation of our net deferred tax assets resulting from the decrease in the corporate federal income tax rate from 35% to 21% and elimination of the ability to carryback net operating losses generated after December 31, 2017. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have finalized our accounting for the impacts of the TCJA. There were no changes to the provision amounts previously recorded.
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
Effective January 1, 2018, we adopted the new standard using the modified retrospective approach. Based on our assessment, adoption of the new guidance did not require a cumulative-effect adjustment to the opening retained earnings on January 1, 2018. We expect the new standard’s impact on net income will be immaterial on an ongoing annual basis; however, the Company does anticipate that the new standard will have an impact on its revenues in interim periods due to timing. The primary impact of adopting the new standard relates to the timing of recognition of incentive advisory fees, which are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company no longer records incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The Company expects that this could impact its revenues in future interim periods, but we are unable to estimate the impact because future incentive advisory fees are calculated based on future changes in total stockholder return of our REIT clients compared to the total stockholder return of their respective peer group. There are no material changes in revenue recognition for audio visual, investment management reimbursements, debt placement fees, claims management services revenue, lease revenue or other services revenue. See note 3 for additional information regarding our adoption of ASC 606.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. In February 2018, the FASB issued ASU 2018-03, as technical corrections and improvements to amend and clarify certain aspects of the guidance issued in ASU 2016-01. We have adopted this standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures. See “Unconsolidated VIEs” above.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. We adopted this standard retrospectively effective January 1, 2018, and the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

adoption of this standard did not have a material impact on our consolidated statements of cash flows and related disclosures for the year ended December 31, 2017 and December 31, 2016. For the year ended December 31, 2018, the adoption of ASU 2016-15 resulted in the bifurcation of the $2.6 million contingent consideration payment associated with the acquisition of J&S between financing and operating cash flows (included in payments “due to affiliates”) in the amounts of $1.2 million and $1.4 million, respectively, within our consolidated statements of cash flows. See notes 5 and 9.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We elected to early adopt the standard effective July 1, 2018, and the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis with an option to use the transition relief provided in ASU 2018-11. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancellable leases on our consolidated balance sheet resulting in the recording of ROU assets and lease obligations estimated to be between $23.6 million and $28.8 million. Upon adoption, we will not recognize lease revenue for our rent-free leases of FF&E commencing on or after the adoption date under our ERFP agreements with our related parties Ashford Trust and Braemar. We expect to elect the package of practical expedients in transition that permits entities not to reassess whether any expired or existing contracts are or contain leases, to retain the lease classification and to continue to capitalize initial direct costs for any leases that exist prior to adoption of the standard. We expect to use the transition method in ASU 2018-11 that allows us to adopt the new lease standard effective January 1, 2019, and not reevaluate or recast prior periods. However, we are still evaluating the available transition methods. We are implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. We are currently evaluating the impact that ASU 2016-13 will have

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on the consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as well as hosting arrangements that include an internal-use software license. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-15 will have on our consolidated financial statements.
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

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the base fee was paid quarterly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus, prior to June 26, 2018, the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. The Braemar base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the advisory agreement, subject to certain minimums. Reimbursements for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are recognized when services have been rendered. We record advisory

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well an offsetting expense in an equal amount included in “salaries and benefits.”
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Historically, during the incentive advisory fee measurement period (i.e. the first year of each three year period), incentive advisory fees have been accrued (or reversed) quarterly based on the amount that would be due pursuant to the applicable advisory agreements as of the interim balance sheet date. The second and third year installments of incentive advisory fees have been recognized as revenue on a pro-rata basis each quarter for the amounts determined in the first year measurement period, subject to the December 31 FCCR Condition each year. Effective with our January 1, 2018 adoption of ASC 606, we no longer record the first year's installment of incentive advisory fee revenue in interim periods prior to the fourth quarter. Prior to measurement in the fourth quarter of each year, our first year installment of incentive advisory fees are subject to significant fluctuation (i.e. based on annual total stockholder returns) and are contingent on a future event during the measurement period (e.g. meeting the FCCR Condition). Accordingly, incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter as such amounts are not subject to significant reversal. In the fourth quarter of 2018, we recognized $678,000 of incentive advisory fees related to the first year installment of the Braemar 2018 incentive advisory fee. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018 measurement period.
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
Project Management Revenue
Project management revenue primarily consists of revenue generated within our Premier segment by providing development and construction, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, freight management, and construction management services at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer. Project management revenue also includes revenue from reimbursable costs for accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes our consolidated deferred revenue activity (in thousands):

Deferred Revenue
Balance as of January 1, 2018	$13,899
Increases to deferred revenue	7,781
Recognition of revenue (1)	(8,136)
Balance as of December 31, 2018	$13,544
________

(1)
Includes (a) $2.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $3.8 million of audio visual revenue, and (c) $2.2 million of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at December 31, 2018.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $4.9 million and $5.1 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $45,000 and $0 in “due from affiliates,” $5.3 million and $13.3 million in “due from Ashford Trust OP,” and $2.0 million and $1.7 million included in “due from Braemar OP” related to REIT advisory services at December 31, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the year ended December 31, 2018.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregated Revenue
Our revenues were comprised of the following for the three year period ending December 31, 2018 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Advisory services revenue:
Base advisory fee	$44,905	$43,523	$43,043
Incentive advisory fee	2,487	3,083	3,083
Reimbursable expenses	9,837	9,705	8,859
Equity-based compensation	31,726	9,394	12,243
Other advisory revenue	521	277	—
Total advisory services revenue (2)	89,476	65,982	67,228

Audio visual revenue	81,186	9,186	—

Project management revenue	10,634	—	—

Other revenue:
Investment management reimbursements (2)	1,156	1,976	—
Debt placement fees (2)	6,093	1,137	—
Claims management services (2)	213	—	—
Lease revenue (2)	1,005	893	335
Other services (3)	5,757	2,399	44
Total other revenue	14,224	6,405	379

Total revenue	$195,520	$81,573	$67,607

REVENUE BY SEGMENT (1)
REIT advisory	$97,943	$69,988	$67,563
Premier	10,634	—	—
J&S	81,186	9,186	—
OpenKey	999	327	44
Corporate and other	4,758	2,072	—
Total revenue	$195,520	$81,573	$67,607
________

(1)
We have four reportable segments: REIT Advisory, Premier, J&S and OpenKey. We combine the operating results of Pure Wellness and RED into an “all other” category, which we refer to as “Corporate and Other.” See note 19 for discussion of segment reporting.

(2)	Indicates REIT advisory revenue.

(3)	Other services revenue relates to other hotel products and services provided by our consolidated subsidiaries, OpenKey, Pure Wellness and RED, to Ashford Trust, Braemar and third parties.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
Our REIT Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our J&S reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our J&S reporting segment geographically for the years ended December 31, 2018 and December 31, 2017, respectively (in thousands):

	Year Ended December 31,
	2018	2017 (1)
United States	$60,241	$6,033
Mexico	15,429	2,760
Dominican Republic	5,516	393
	$81,186	$9,186
________
(1) Prior period amounts were not adjusted for the adoption of the new revenue recognition guidance under ASC 606.
4. Furniture, Fixtures and Equipment, net
Furniture, fixtures and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Rental pool equipment	$16,386	$7,711
FF&E under the Ashford Trust ERFP Agreement	16,100	—
FF&E	9,342	7,862
Marine vessels	5,854	—
Leasehold improvements	1,022	804
Computer software	7,132	8,626
Total cost	55,836	25,003
Accumulated depreciation	(7,889)	(3,849)
Furniture, fixtures and equipment, net	$47,947	$21,154
For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $4.0 million, $2.3 million and $1.2 million, respectively. As of December 31, 2018 and 2017, computer software of $0 and $4.7 million, respectively, has not been placed into service and no amortization was recorded related to those assets. Depreciation and amortization expense for the years ended December 31, 2018 and 2017, excludes depreciation expense related to audio visual rental pool equipment of $3.8 million and $411,000, respectively, which is included in cost of revenues for audio visual, and also excludes depreciation expense related to marine vessels of $172,000 for the year ended December 31, 2018, which is included in “other” operating expense.
5. Acquisitions
Premier
On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203 million. Premier provides construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of FF&E, and related services. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Convertible Preferred Stock to the sellers. See note 14 for further discussion of the Series B Convertible Preferred Stock. The results of operations of Premier are included in our consolidated financial statements from the date of acquisition.
The acquisition of Premier has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The holding company reorganization that we effected in connection with the Premier acquisition was accounted for as a common control transaction. The purchase price allocation for the acquisition of Premier is

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. During the fourth quarter of 2018, we recorded a $600,000 adjustment to increase the deferred tax liability and a corresponding increase to goodwill on the consolidated balance sheet. We are in the process of evaluating the values assigned to working capital balances and intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.
The fair value of the purchase price and the preliminary allocation of the purchase price is as follows (in thousands):

Series B cumulative convertible preferred stock	$203,000
Preferred stock discount	(2,883)
Total fair value of purchase price	$200,117

	Fair Value	Estimated Useful Life
Current assets including cash	$3,878
Furniture, fixtures and equipment	47
Goodwill	53,517
Management contracts	188,800	30 years
Total assets acquired	246,242
Current liabilities	2,378
Deferred tax liability	43,747
Total assumed liabilities	46,125
Net assets acquired	$200,117
We do not expect any of the goodwill balance to be deductible for tax purposes.
Results of Premier
The results of operations of Premier have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the year ended December 31, 2018 include total revenue of $10.6 million and net income of $777,000 from Premier. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition of J&S was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of J&S and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
As of December 31, 2018, we have finalized the valuation of the acquired assets and liabilities associated with the acquisition. The final fair value analysis resulted in a $6.6 million adjustment to increase the value of the acquired FF&E to their estimated fair value and a corresponding decrease to goodwill on the consolidated balance sheet. We also recorded approximately $1.0 million of incremental depreciation expense, which was primarily included in “cost of revenues for audio visual” in our consolidated statements of operations, during the third quarter of 2018.
Additionally, the J&S operating subsidiary acquired an affiliate that it controls for a nominal amount. We recorded a $327,000 adjustment to reverse the fair value allocated to the noncontrolling interest and a corresponding decrease to goodwill on the consolidated balance sheet. We do not expect any further adjustments to the purchase price allocation.
The fair value of the purchase price and final allocation of the purchase price is as follows (in thousands):

Cash	$9,176
Term loan	10,000
Fair value of Ashford Inc. common stock	5,063
Fair value of contingent consideration	1,196
Purchase price consideration	25,435
Fair value of redeemable noncontrolling interest	2,724
Total fair value of purchase price	$28,159

	Fair Value	Estimated Useful Life
Current assets including cash	$6,564
Furniture, fixtures and equipment	15,633	5 years
Goodwill	5,384
Trademarks	3,201
Customer relationships	6,519	7 years
Other assets	129
Total assets acquired	37,430
Current liabilities	7,080
Notes payable, current	445
Deferred income	1,213
Note payable, non-current	533
Total assumed liabilities	9,271
Net assets acquired	$28,159
We expect approximately $9.9 million of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding J&S’ operations through our relationships with Ashford Trust and Braemar.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Results of J&S
The results of operations of J&S have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the years ended December 31, 2018 and 2017 include total revenues of $81.2 million and $9.2 million, respectively. In addition, our consolidated statements of operations for the years ended December 31, 2018 and 2017 include net losses from J&S of $1.8 million and $657,000, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”
Pure Wellness
On April 6, 2017, we acquired a 70% interest in Pure Wellness. Pure Wellness’ patented 7-step purification process treats a room’s surfaces, including the air, and removes up to 99% of pollutants. To consummate the acquisition, Ashford Services entered into the LLC Agreement with Pure Wellness, pursuant to which Ashford Services became the sole owner of the common equity, or Series A Units. In conjunction with the LLC Agreement, Ashford Services contributed $97,000 cash to Pure Wellness as required by the LLC Agreement. Pursuant to the Contribution Agreement, by and among Pure Wellness (as contributee) and the Sellers, the Sellers contributed liabilities, net of assets, of the predecessor operating company, Pure Wellness NA, LLC, with a fair value of $532,000 in exchange for certain equity interests in Pure Wellness, including 30% of the Series A Units, 100% of the Series B-1 Units, and 50% of the Series B-2 Units. The fair value of the remaining equity consideration included $42,000 of Series A Units, $181,000 of Series B-1 Units, and $202,000 of Series B-2 Units, totaling $425,000. As a result of the Contribution Agreement, our equity interest in Pure Wellness was 70%.
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
The acquisition of Pure Wellness has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. During the fourth quarter of 2017, we finalized the valuation of the acquired assets and liabilities associated with the Pure Wellness acquisition. The final fair value analysis did not result in a material change on the consolidated balance sheet, and we do not expect any further adjustments to the purchase price allocation. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Pure Wellness and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Results of Pure Wellness
The results of operations of Pure Wellness have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the years ended December 31, 2018 and 2017 included total revenue of $3.4 million and $2.1 million, respectively. In addition, our consolidated statements of operations for the years ended December 31, 2018 and 2017 include net income from Pure Wellness of $65,000 and a net loss of $78,000, respectively. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2017, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Premier, J&S and Pure Wellness acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2017, and the removal of $10.3 million and $1.0 million of transaction costs directly attributable to the acquisitions for the years ended December 31, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2018	2017
Total revenue	$213,741	$161,516
Net income (loss)	14,726	(16,382)
Net income (loss) attributable to common stockholders	17,088	(14,590)
6. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, are as follows (in thousands):

	Premier	J&S	Corporate and Other	Consolidated
Balance at January 1, 2017
Changes in goodwill:
Additions (1)	$—	$12,165	$782	$12,947
Adjustments	—	—	—	—
Balance at December 31, 2017	$—	$12,165	$782	$12,947
Changes in goodwill:
Additions	53,517	—	—	53,517
Adjustments (2)	—	(6,781)	—	(6,781)
Balance at December 31, 2018	$53,517	$5,384	$782	$59,683

(1) Corporate and Other additions reflect the goodwill acquired as a result of the acquisition of Pure Wellness.
(2) The adjustment of approximately $6.8 million relates primarily to the preliminary valuation of assets and liabilities related to the J&S acquisition.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets, net as of December 31, 2018 and 2017, are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Pure Wellness customer relationships	$175	$(61)	$114	$175	$(26)	$149
J&S customer relationships	6,519	(1,087)	5,432	6,519	(156)	6,363
Premier management contracts	188,800	(4,353)	184,447	—	—	—
	$195,494	$(5,501)	$189,993	$6,694	$(182)	$6,512

Indefinite-lived intangible assets:
J&S trademarks	$3,201			$3,201
	$3,201			$3,201
Amortization expense for definite-lived intangible assets was $5.3 million and $182,000 for the years ended December 31, 2018 and 2017, respectively. Customer relationships and management contracts for Pure Wellness, J&S and Premier were assigned a useful life of 5 years, 7 years and 30 years, respectively.
7. Notes Payable, net
Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	December 31, 2018	December 31, 2017
Senior revolving credit facility	Ashford Inc.	March 1, 2021	Base Rate(1) + 2.00% to 2.50% or LIBOR(2) + 3.00% to 3.50%	$—	$—
Term loan	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	8,917	9,917
Revolving credit facility	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	1,733	814
Capital lease obligations	J&S	Various	Various - fixed	661	896
Equipment note	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	2,087	—
Draw term loan	J&S	November 1, 2022	One-Month LIBOR(3) + 3.25%	1,950	—
Revolving credit facility	OpenKey	April 30, 2020	Prime Rate(4) + 2.75%	—	—
Term loan	Pure Wellness	October 1, 2018	5.00%	—	220
Revolving credit facility	Pure Wellness	On demand	Prime Rate(4) + 1.00%	60	100
Term loan	RED	April 5, 2025	Prime Rate(4) + 1.75%	695	—
Revolving credit facility	RED	March 5, 2019	Prime Rate(4) + 1.75%	118	—
Term loan	RED	February 1, 2029	Prime Rate(4) + 2.00%	1,785	—
Notes payable				18,006	11,947
Less deferred loan costs, net				(234)	(240)
Notes payable less net deferred loan costs				17,772	11,707
Less current portion				(2,595)	(1,751)
Notes payable, net - non-current				$15,177	$9,956
__________________
(1) Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2) Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3) The one-month LIBOR rate was 2.50% and 1.56% at December 31, 2018 and 2017, respectively.
(4) Prime Rate was 5.50% and 4.50% at December 31, 2018 and 2017, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 8, 2018, OpenKey renewed the Loan and Security Agreement that expired in October 2018 for a revolving credit facility in the amount of $1.5 million. The credit facility is secured by all of OpenKey's assets and matures on April 30, 2020, with an interest rate of Prime Rate plus 2.75%. Creditors do not have recourse to Ashford Inc. At December 31, 2018 and 2017, there were no borrowings outstanding under the revolving credit facility. In connection with the 2018 renewal, OpenKey granted the creditors a 10-year warrant to purchase approximately 23,000 shares of OpenKey's preferred stock at $1.61 per share with an estimated fair value of $26,000. The fair value of the warrants was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which is amortized over the term of the line of credit.
On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 2.00% and matures on February 1, 2029.
On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000 and a revolving credit facility of $250,000 for which the creditor has recourse to Ashford Inc. Approximately $225,000 of the proceeds from the term loan is held in an escrow account, which is included in our consolidated balance sheet within “other assets” as of December 31, 2018. During the year ended December 31, 2018, $118,000 was drawn on the revolving credit facility. As of December 31, 2018, $132,000 was available under the revolving credit facility.
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
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit and bears interest at the Base Rate plus 2.00% to 2.50% or LIBOR plus 3.00% to 3.50%, depending on the leverage level of the Company. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40 million to an aggregate amount of $75 million, subject to certain conditions. At December 31, 2018, there were no outstanding borrowings under the facility.
On November 1, 2017, our J&S operating subsidiary entered into a series of financing transactions for which the creditors do not have recourse to Ashford Inc., including a $10.0 million term loan to finance the acquisition of J&S. The term loan bears interest at LIBOR plus 3.25% and matures on November 1, 2022. Net deferred loan costs associated with this financing of $183,000 and $226,000, respectively, are included as a reduction to “notes payable, net” on the consolidated balance sheets as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, $1.0 million of the term loan was recorded in current portion of notes payable, net. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at December 31, 2018 and 2017 was not material. The subsidiary also entered into a $3.0 million revolving credit facility which bears interest at LIBOR plus 3.25% and matures on November 1, 2022. During the year ended December 31, 2018, $21.8 million was drawn and approximately $20.8 million of payments were made on the revolving credit facility. As of December 31, 2018, approximately $1.3 million of credit was available under the revolving credit facility. These debt agreements contain various financial covenants that, among other things, require the maintenance of certain fixed charge coverage ratios. As of December 31, 2018, our J&S operating subsidiary was in compliance with all financial covenants.
Also on November 1, 2017, in connection with the acquisition of J&S, our J&S operating subsidiary entered into a $3.0 million equipment note and a $2.0 million draw term loan agreement. These loans each bear interest at LIBOR plus 3.25% and mature on November 1, 2022. During the year ended December 31, 2018, $2.3 million was drawn and approximately $196,000 of payments were made on the equipment note. As of December 31, 2018, $2.0 million was outstanding on the draw term loan. All the loans in connection with the acquisition of J&S are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.
On April 6, 2017, Pure Wellness entered into a term loan of $375,000 and a line of credit of $100,000 for which the creditor does not have recourse to Ashford Inc. The term loan has a fixed interest rate of 5.00% per annum. On October 1, 2018, we paid off the remaining balance on the term loan. The line of credit has a variable interest rate of Prime Rate plus 1.00%. There is no stated maturity date related to the line of credit as it is payable on demand; accordingly, the balance has been classified as a current liability on our consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Excluding capital lease obligations (see note 8) and interest, maturities of our long-term debt for each of the next five years and thereafter are as follows (in thousands):

2019	$2,074
2020	1,933
2021	1,939
2022	10,006
2023	297
Thereafter	1,096
Total	$17,345
8. Lease Commitments
Capital Leases
We lease certain equipment under capital leases. The net book value of these assets was approximately $807,000 and $835,000 as of December 31, 2018 and 2017, respectively. The net book value of these assets is included in “furniture, fixtures and equipment, net” in our consolidated balance sheets. Amortization of assets under capital leases is included in “depreciation and amortization” expense in our consolidated statement of operations.
Operating Leases
We have contractual obligations in the form of operating leases for office space and equipment. Operating lease obligations expire at various dates with the latest maturity in 2028. For the years ended December 31, 2018 and 2017, we recorded rental expense of $2.1 million and $307,000, respectively. We did not incur rental expense for the year ended December 31, 2016.
As of December 31, 2018, future minimum lease payments on capital and operating leases were as follows (in thousands):

	Capital Leases	Operating Leases
2019	$541	$3,529
2020	105	3,532
2021	33	3,329
2022	7	3,172
2023	—	3,059
Thereafter	—	13,999
Total minimum lease payments	686	30,620
Imputed interest	(25)	—
Present value of minimum lease payments	$661	$30,620
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Liabilities
Deferred compensation plan	$(10,574)	$—	$—	$(10,574)
Total	$(10,574)	$—	$—	$(10,574)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Liabilities
Contingent consideration	$—	$—	$(2,262)	$(2,262)	(1)
Deferred compensation plan	(19,259)	—	—	(19,259)
Total	$(19,259)	$—	$(2,262)	$(21,521)
__________________
(1) Reported as “due to affiliates” in the consolidated balance sheets.
The following table presents our rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2016	$—
Acquisitions	(1,196)
Gains (losses) included in earnings (2)	(1,066)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at December 31, 2017	$(2,262)
Acquisitions	—
Gains (losses) included in earnings (2)	(338)
Dispositions and settlements	2,600
Transfers into/out of Level 3	—
Balance at December 31, 2018	$—
__________________
(1) Includes Ashford Inc.’s contingent consideration associated with the acquisition of J&S, which is carried at fair value in the consolidated balance sheet as of December 31, 2017 within “due to affiliates.” The liability was settled in the third quarter of 2018. The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant input in the Level 3 measurement of the contingent consideration is the risk adjusted discount rate used to discount the future payment.
(2) Reported as “other” operating expense in the consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Year Ended December 31,
	2018	2017	2016
Assets
Derivative assets:
Equity put options	$—	$—	$(2,829)
Equity call options	—	—	1,961
Options on futures contracts	—	(91)	(228)

Non-derivative assets:
Equity securities	—	—	(7,213)
U.S. treasury securities	—	—	479
Total	—	(91)	(7,830)
Liabilities
Derivative liabilities:
Short equity put options	—	—	2,147
Short equity call options	—	—	(1,944)
Non-derivative liabilities:
Equity securities	—	—	(160)
Contingent consideration	(338)	(1,066)	—
Deferred compensation plan	8,444	(10,410)	2,127
Total	8,106	(11,476)	2,170
Net	$8,106	$(11,567)	$(5,660)
Total combined
Unrealized gain (loss) on investments (1)	$—	$203	$2,326
Realized gain (loss) on investments	—	(294)	(10,113)
Contingent consideration (2)	(338)	(1,066)	—
Deferred compensation plan (3)	8,444	(10,410)	2,127
Net	$8,106	$(11,567)	$(5,660)
________

(1)	Includes unrealized gain (loss) associated with investments in unconsolidated entities and reported as “unrealized gain (loss) on investments” in the consolidated statements of operations.

(2)
Represents the accretion of contingent consideration associated with the acquisition of J&S settled in the third quarter of 2018. Reported as a component of “other operating expense” in the consolidated statements of operations.

(3)	Reported as a component of “salaries and benefits” in the consolidated statements of operations.

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

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$10,574	$10,574	$19,259	$19,259
Contingent consideration	—	—	2,262	2,262
Financial assets not measured at fair value:
Cash and cash equivalents	$51,529	$51,529	$36,480	$36,480
Restricted cash	7,914	7,914	9,076	9,076
Accounts receivable, net	4,928	4,928	5,127	5,127
Due from affiliates	45	45	—	—
Due from Ashford Trust OP	5,293	5,293	13,346	13,346
Due from Braemar OP	1,996	1,996	1,738	1,738
Investments in unconsolidated entities	500	500	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$24,880	$24,880	$20,529	$20,529
Due to affiliates	2,032	2,032	4,272	4,272
Other liabilities	8,418	8,418	9,076	9,076
Notes payable	18,006	16,681 to 18,437	11,947	12,040
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
Accounts receivable, net, due from affiliates, due from Ashford Trust OP, due from Braemar OP, accounts payable and accrued expenses, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
11. Commitments and Contingencies
Purchase Commitment—As of December 31, 2018, we had approximately $33.9 million of purchase commitments related to the Ashford Trust ERFP agreement which are contingent upon Ashford Trust acquiring additional hotels. See note 17.
Litigation—The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
12. Income Taxes
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax benefit at federal statutory income tax rate	$534	$3,665	$4,068
State income tax expense, net of federal income tax benefit	804	(388)	(180)
Income passed through to common unit holders and noncontrolling interests	(36)	(2)	(2,985)
Permanent differences	(66)	(201)	(1,410)
Valuation allowance	8,887	(12,725)	(407)
Effect of the Tax Cuts and Jobs Act	—	(303)	—
Other	241	231	134
Total income tax (expense) benefit	$10,364	$(9,723)	$(780)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(439)	$(3,305)	$(2,578)
Foreign	(437)	(47)	—
State	(1,000)	(369)	(277)
Total current	(1,876)	(3,721)	(2,855)
Deferred:
Federal	10,646	(5,854)	2,023
Foreign	—	—	—
State	1,594	(148)	52
Total deferred	12,240	(6,002)	2,075
Total income tax (expense) benefit	$10,364	$(9,723)	$(780)
Interest and penalties of $6,000, $1,000 and $2,000 were paid or were due to taxing authorities for the years ended December 31, 2018, 2017 and 2016, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018 and 2017, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$(274)	$(218)
Investments in unconsolidated entities and joint ventures	(488)	12,529
Capitalized acquisition costs	4,030	1,652
Deferred compensation	2,462	4,285
Accrued expenses	757	851
Equity-based compensation	6,282	3,877
Furniture fixtures and equipment	(3,418)	(643)
Intangibles	(41,931)	860
Deferred revenue	2,189	629
Net operating loss	2,835	1,265
Deferred tax asset	(27,556)	25,087
Valuation allowance	(3,950)	(25,087)
Net deferred tax asset (liability)	$(31,506)	$—
As of December 31, 2018, the Company has net operating loss carryforwards of approximately $13.2 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2036 and 2037.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions. At December 31, 2017, we recorded a valuation allowance of $25.1 million for our deferred tax assets as we concluded that we did not meet the more likely than not standard that we will utilize our deferred tax assets because in the second quarter of 2017 we completed a legal restructuring of our organizational structure to facilitate our investment in businesses that provide products and services to the hospitality industry. The restructuring limited our ability to carryback losses, and as a result, we recorded a tax expense to reduce our net deferred tax asset to zero.
During the third quarter of 2018, we determined that it was more likely than not that we would realize a significant portion of our deferred tax assets because we recorded a $43.7 million deferred tax liability in the third quarter of 2018, and the future reversal of deferred tax liabilities is a source of future taxable income that allows us to utilize our deferred tax assets. Accordingly, in the third quarter of 2018, we reversed the valuation allowance on our deferred tax assets by recording a $15.1 million deferred income tax benefit in the consolidated statement of operations. The deferred tax liability related to our Premier acquisition, and it is the result of recording our book basis in Premier's acquired intangible assets at fair value while the tax basis of these assets was recorded using the seller's carryover basis, which is lower than fair value.
At December 31, 2018, we recorded a $4.0 million valuation allowance related primarily to Mexico and OpenKey deferred tax assets, which did not meet the more likely than not standard for recognition. We are able to recognize our remaining deferred tax assets based on future taxable income from reversing taxable temporary differences associated with the deferred tax liability recognized as a result of the Premier acquisition in the third quarter of 2018.
On December 22, 2017, President Trump signed the TCJA into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we recorded a one-time income tax expense of approximately $303,000 due to a revaluation of our net deferred tax assets resulting from the decrease in the corporate federal income tax rate from 35% to 21% and elimination of the ability to carryback net operating losses generated after December 31, 2017. Additionally on December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have finalized our accounting for the impacts of the TCJA. There were no changes to the provision amounts previously recorded.
13. Equity
Equity Offering—For the year ended December 31, 2018, net proceeds from the public offering of our common stock after underwriting discount and offering expenses were approximately $18.9 million. On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share, resulting in gross proceeds of $20.1 million. The net proceeds from the sale of the shares after discounts and commissions to the underwriters and offering expenses were approximately $18.2 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares after discounts and commissions to the underwriters were approximately $700,000.
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
Shareholder Rights Plan—On August 18, 2018, our board of directors adopted a shareholder rights plan (the “2018 Rights Plan”). The 2018 Rights Plan is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Pursuant to the 2018 Rights Plan, our board of directors declared a dividend of one preferred share purchase right (a “Right”) payable on August 20, 2018, for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), outstanding on August 20, 2018 (the “Record Date”) to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the rights is de minimis. At our annual shareholder’s meeting in 2018, our shareholders voted to extend the shareholder rights plan until February 25, 2021. The terms of the shareholder rights plan are consistent with the terms of an earlier shareholder rights plan adopted on November 16, 2014.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2018	2017	2016
(Income) loss allocated to noncontrolling interests:
J&S	$58	$(49)	$—
OpenKey (1)	826	515	849
Pure Wellness	(28)	38	—
RED	68	—	—
Other (2)	—	(146)	8,011
Total net (income) loss allocated to noncontrolling interests	$924	$358	$8,860
________

(1)	The 2016 loss allocated to the noncontrolling interest in OpenKey represents the period from the March 8, 2016 conversion of our notes receivable through December 31, 2016.
(2)Represents noncontrolling interests primarily in the AQUA Fund, which was fully dissolved as of December 31, 2017.
14. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
Redeemable noncontrolling interests in Ashford Holdings represents certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford Holdings, which is an allocation of net income/loss attributable to the members based on the weighted average ownership percentage of these members’ interest. Beginning one year after issuance, each common unit of membership interest may be redeemed by the holder, for cash or registered shares in certain cases outside the Company’s control. Prior to April 6, 2017, the noncontrolling interests represented certain members’ proportionate share of equity and their allocable share of equity in earnings/loss of Ashford LLC. See note 1.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity of the member interest units is as follow (in thousands):

	Year Ended December 31,
	2018	2017	2016
Units outstanding at beginning of year	4	4	5
Units redeemed for cash (1)	—	—	(1)
Units outstanding at end of year	4	4	4
Units convertible/redeemable at end of year	4	4	4
__________________

(1)
During the years ended December 31, 2018, 2017, and 2016, membership interest units with aggregate fair values at redemption of $0, $0 and $18,000, respectively, were redeemed by the holder and, at our election, we paid cash to satisfy the redemption price.

Redeemable noncontrolling interest in other subsidiary common stock represented redeemable ownership interests in our consolidated subsidiaries, J&S and OpenKey, for the years ended December 31, 2018 and 2017. Redeemable noncontrolling interests in other subsidiary common stock originated as a result of the following transactions:
On March 8, 2016, a 100% noncontrolling interest in OpenKey was initially reduced to a 49.28% redeemable noncontrolling interest, which resulted in the conversion of our note receivable into our initial 38.49% ownership interest. See also notes 1, 2, 13 and 17 to our consolidated financial statements.
On November 1, 2017, we acquired an 85% controlling interest in J&S with 15% ownership held by the company’s founders as a redeemable noncontrolling interest in the J&S subsidiary common stock. See note 5 for details of the acquisition. See also notes 1, 2, 13 and 17 to our consolidated financial statements.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands).

	Year Ended December 31,
	2018	2017	2016
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings (1)	$(9)	$19	$4
J&S	361	136	—
OpenKey	1,086	1,329	1,143
Total net (income) loss allocated to redeemable noncontrolling interests	$1,438	$1,484	$1,147
________

(1)	Represents the 0.2% interest in Ashford LLC prior to our legal entity restructuring on April 6, 2017 and 0.2% interest in Ashford Holdings thereafter.
Preferred Stock—The Series B Convertible Preferred Stock is included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable outside of the Company’s control. The Series B Convertible Preferred Stock is redeemable at the option of the holder for cash in the event of a change of control. Each share of our Series B Convertible Preferred Stock is convertible at any time, at the option of the holder, into a number of whole or partial shares of common stock. Conversions are calculated by multiplying the number of shares to be converted by "Liquidation Value" and dividing the product by the "Preferred Conversion Price" in effect immediately prior to the conversion. The "Liquidation Value" is calculated by taking the base conversion price of $25 and adjusting it for any stock splits, stock dividends, recapitalization, or similar transaction that effected the Series B Convertible Preferred Stock and adding all accrued, unpaid dividends on each share (whether declared or not). The "Preferred Conversion Price" is defined as the sum of $140 and the effect of adjustments related to any changes in the quantity and/or value of common shares.
On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of Series B Convertible Preferred Stock to the Remington Sellers. The Series B Convertible Preferred Stock has a conversion price of $140 per share and, if converted, would convert into 1,450,000 shares of our common

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock. Dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Under the applicable authoritative accounting guidance, this increasing dividend rate feature results in a discount that must be reflected in the fair value of the preferred stock, which is reflected in “Series B cumulative convertible preferred stock, net of discount” on our consolidated balance sheets. For the year ended December 31, 2018, we recorded $730,000 of amortization related to the preferred stock discount.
In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the selling stockholders and their transferees will generally be subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of our outstanding capital stock. The Series B Convertible Preferred Stock is also subject to conversion upon certain events constituting a change of control.
After the seventh anniversary of the closing of the acquisition of Premier, we have the option to redeem all or any portion of the Series B Convertible Preferred Stock in $25.0 million increments on a pro rata basis among all covered investors unless, no less than 15 days before the closing of the purchase transaction, the participating covered investors specify an alternative allocation of the Series B Convertible Preferred Stock subject to the redemption (the “Call Option”), at a price per share equal to the sum of (i) $25.125 (as adjusted for any applicable stock splits or similar transactions) plus (ii) all accrued but unpaid dividends. The purchase price is payable only in cash. The notice of exercise of the Call Option does not limit or restrict any covered investor’s right to convert the Series B Convertible Preferred Stock into shares of our common stock prior to the closing of the Call Option. The Series B Convertible Preferred Stock is included in the mezzanine section of our consolidated balance sheets as the preferred shares are redeemable for shares of our common stock outside of the Company’s control.
The Series B Convertible Preferred Stock quarterly dividend for all issued and outstanding shares was $0.3438 per share for the three months ended December 31, 2018. The Company declared and paid dividends as presented below:

	Year Ended December 31,
	2018	2017	2016
Preferred dividends	$4,466	$—	$—
15. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 1,833,504 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2018, 222,122 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 575,333 shares of our common stock, or securities convertible into 575,333 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity-based compensation expense is primarily recorded in “salaries and benefits” expense in our consolidated statements of operations. The components of equity-based compensation expense for the years ended December 31, 2018, 2017 and 2016 are presented below by award type (in thousands):

	Year Ended December 31,
	2018	2017	2016
Equity-based compensation
Stock option amortization (1)	$9,580	$7,535	$5,884
Director and other non-employee equity grants expense (2)	439	250	250
Pre-spin equity grants expense (3)	—	684	5,439
Total equity-based compensation	$10,019	$8,469	$11,573

Other equity-based compensation
REIT equity-based compensation (4)	$31,899	$9,394	12,243
	$41,918	$17,863	$23,816
________
(1) See Stock Options discussion below. As of December 31, 2018, the Company had approximately $11.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years. During the year ended December 31, 2018, we recorded approximately $2.5 million of equity-based compensation expense related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018. During the years ended December 31, 2018, 2017 and 2016, stock option amortization included $10,000, $39,000 and $61,000 of amortization related to OpenKey stock options issued under OpenKey’s stock plan.
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
(4) REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. During the year ended December 31, 2018, $47,000 and $126,000 of equity based compensation expense related to REIT awards to the employees of Premier was included in “salaries and benefits” and "cost of revenues for project management", respectively, on our consolidated statements of operations. During the year ended December 31, 2018, REIT equity-based compensation included $6.7 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018. See notes 2 and 17.
As of December 31, 2018, we had outstanding stock option awards and restricted stock awards, as follows:
Stock Options—During the years ended December 31, 2018, 2017 and 2016, we granted 267,000, 334,000 and 340,000 stock options to employees with grant date fair values of $10.4 million, $8.5 million and $7.8 million, respectively. The grant price of the options was the market value of our stock on the date of grant. The options vest three years from the grant date with a maximum option term of ten years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We were not able to use the “simplified” method as described in SAB 107 and 110 because the options remain exercisable for the full contractual term upon termination. Therefore, we used an adjusted simplified method, where any options expected to be forfeited over the term of the option were assumed to be exercised at full term and all other options were assumed to be exercised at the midpoint of the average time-to-vest and the full contractual term. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate volatility, we utilized the weighted average of our own stock price volatility based on daily data points over our full trading history and the average of the most recent historical volatilities of our peer group commensurate with the option’s expected life (or full history if the peer had insufficient trading history).

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average assumptions used to value grant options are detailed below:

	Year Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value	$38.93	$25.29	$22.91
Weighted average assumptions used:
Expected volatility	35.8%	34.9%	50.0%
Expected term (in years)	6.5	6.5	6.5
Risk-free interest rate	2.7%	2.0%	1.5%
Expected dividend yield	—%	—%	—%
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2016	300	$85.97	6.95	$—
Granted	340	45.59	10.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(1)	45.59	9.38	—
Outstanding, December 31, 2016	639	$64.53	7.70	$—
Granted	334	57.61	10.00	11,837
Exercised	—	—	—	—
Forfeited, canceled or expired	(1)	50.15	9.22	80
Outstanding, December 31, 2017	972	$62.17	7.67	$29,974
Granted	267	94.96	10.00	—
Exercised	—	45.59	7.53	3
Forfeited, canceled or expired	(3)	62.28	8.82	7
Outstanding, December 31, 2018	1,236	$69.26	7.21	$2,126
Options exercisable at December 31, 2018	411	$79.91	5.11	$255,359
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2018, the Company had approximately $11.1 million of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 1.3 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock—A summary of our restricted stock activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2018		2017		2016
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	—	$—	1	$56.20	3	$56.20
Restricted shares granted (1)	6	73.02	5	52.89	5	45.09
Restricted shares vested	(6)	73.02	(6)	53.64	(7)	47.48
Restricted shares forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	1	$56.20
________
(1) Equity-based compensation expense of $405,000, $250,000 and $250,000 was recognized in connection with stock grants of 6,000, 5,000 and 5,000 immediately vested restricted shares to our independent directors for the years ended December 31, 2018, 2017 and 2016, respectively. The restricted stock/units that vested during 2018 had a fair value of $405,000 at the date of vesting.
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date. As of December 31, 2017, these equity grants were fully vested.
16. Employee Benefit Plans
Deferred Compensation Plan—We administer a non-qualified DCP for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our consolidated statements of operations.
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2018	2017	2016
Change in fair value
Unrealized gain (loss)	$8,444	$(10,410)	$2,127

Distributions
Fair value (1)	$241	$229	$—
Shares (1)	3	3	—
________
(1) Distributions made to one participant.
As of December 31, 2018 and 2017 the carrying value of the DCP liability was $10.6 million and $19.3 million, respectively.
AIM Incentive Awards—Effective January 15, 2015, Ashford Inc. established an incentive awards program (“AIM Incentive Awards”) for certain employees involved in the success of AIM. The awards are intended to be a cash bonus program. The awards

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are deemed to be invested as of the investment date for the applicable annual award period and adjusted for deemed returns on the applicable fund (“Deemed Return”), based on a return multiplier between 100% and 300% (“Return Multiplier”), as elected quarterly by the recipient. The awards are subject to vesting and may be forfeited upon termination of employment prior to the record date for the award period. Award amounts will be measured as of the month end prior to payment and paid out within 45 days of the applicable award vesting date. The AIM Incentive Awards obligation is carried in “accrued expenses” at the amortized fair value as of the end of the period with the related expense reflected as “salaries and benefits” in our consolidated statements of operations. As of December 31, 2018 and 2017, the carrying value of the AIM Incentive Awards liability was $121,000 and $487,000, respectively. For the years ended December 31, 2018, 2017 and 2016, we recorded salaries and benefits expense of $77,000, $200,000, and $(25,000) respectively, related to the AIM Incentive Awards. During the years ended December 31, 2018, 2017 and 2016 participants were paid distributions of $443,000, $0 and $73,000, respectively. Effective as of January 1, 2017, the value of AIM Incentive Awards are no longer adjusted based on the Deemed Return and are no longer based on a variable Return Multiplier. Instead, the value of the AIM Incentive Awards is fixed for each participant at the value of such participant's award as of the close of business on December 31, 2016.
401(k) Plan—Ashford LLC sponsors a 401(k) Plan. It is a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service imposed limitations, to various investment funds. The Company makes matching cash contributions equal to 50% of up to the first 6% of an employee’s eligible compensation contributed to the 401(k) Plan. Participant contributions vest immediately, whereas company matches vest 25% annually. Our consolidated subsidiaries also sponsor qualified defined contributions. These 401(k) Plans cover employees 18 to 21 years of age or older with 0 to 1 year of service and offer company matches in discretionary amounts varying from 0% up to 100% of the first 3% of an employee’s eligible compensation and 50% of the next 2% of an employee’s eligible compensation contributed to the 401(k) Plan, with vesting periods varying from 0 to 6 years. Participant contributions vest immediately. For the years ended December 31, 2018, 2017 and 2016, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $446,000, $304,000, and $341,000, respectively.
17. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below. See note 20 for details regarding concentration of risk and percentage of our consolidated subsidiaries’ total revenues earned from Ashford Trust and Braemar.
We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. Prior to June 26, 2018, the base fee was paid quarterly based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.50% and 0.70% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the Ashford Trust ERFP agreement on June 29, 2018, the base fee is paid monthly as a percentage of Ashford Trust’s total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. At December 31, 2018, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in our advisory agreement. In addition to our advisory agreement with Ashford Trust and Ashford Trust OP, Premier, our consolidated subsidiary, is party to a master project management agreement with Ashford Trust OP and Ashford Trust TRS to provide comprehensive and cost-effective design, development, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Year Ended December 31,
	2018	2017	2016
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$35,482	$34,724	$34,700
Reimbursable expenses (1)	7,905	7,600	6,054
Equity-based compensation (2)	25,245	11,077	8,429
Incentive advisory fee (3)	1,809	1,809	1,809
Total advisory services revenue	70,441	55,210	50,992

Audio visual revenue (4)	88	—	—
Project management revenue (5)	7,096	—	—

Other revenue
Investment management reimbursements (6)	1,156	1,976	—
Debt placement fees (7)	5,094	913	—
Claim management services (8)	76	—	—
Lease revenue (9)	670	558	—
Other services (10)	1,968	997	4
Total other revenue	8,964	4,444	4

Total revenue	$86,589	$59,654	$50,996

REVENUE BY SEGMENT (11)
REIT advisory	$77,437	$58,657	$50,992
Premier	7,096	—	—
J&S	88	—	—
OpenKey	97	77	4
Corporate and other	1,871	920	—
Total revenue	$86,589	$59,654	$50,996

COST OF REVENUES
Cost of audio visual revenues (4)	$3,444	$90	$—
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the years ended December 31, 2018, 2017, and 2016, we recognized $2.2 million, $1.7 million, and $0, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software, as discussed in note 2, in the amount of $1.1 million for the year ended December 31, 2017.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the year ended December 31, 2018, equity-based compensation revenue from Ashford Trust included $4.5 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(3)
Incentive advisory fee includes the third, second and first year installments of the 2016 incentive advisory fee in the amount of $1.8 million for each of the years ended December 31, 2018, 2017 and 2016, respectively, for which the payment was due January of the subsequent year subject to meeting the FCCR Condition at December 31 of each year, as defined in our advisory agreement with Ashford Trust. No incentive fee was earned for the 2018, 2017 and 2015 measurement periods.

(4)
J&S primarily contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, are recognized in “cost of revenues for audio visual” in our consolidated statements of operations. See note 3 for discussion of the audio visual revenue recognition policy.

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

(9)
In connection with our ERFP Agreement and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness, respectively.

(11)	See note 19 for discussion of segment reporting.
The following table summarizes amounts due (to) from Ashford Trust OP, net at December 31, 2018 and 2017 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2018	December 31, 2017
Ashford LLC	$2,337	$12,610
AIM	99	347
Premier	1,611	—
J&S	826	62
Pure Wellness	418	302
OpenKey	2	25
Due from Ashford Trust OP	$5,293	$13,346
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million to Ashford Trust in connection with Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. The Company is obligated to provide Ashford Trust 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Ashford Trust rent-free. The Company records ERFP obligations in our consolidated balance sheet as “other assets” and “other liabilities.” Ashford Trust must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Ashford Trust ERFP Agreement. The Ashford Trust ERFP Agreement

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Ashford Trust acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Ashford Trust properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria and La Posada de Santa Fe in 2018, and subject to the terms of the Ashford Trust ERFP Agreement, the Company was obligated to provide Ashford Trust with approximately $16.1 million of FF&E at Ashford Trust properties. The $16.1 million of FF&E was purchased and leased to Ashford Trust with an effective date of December 31, 2018. As of December 31, 2018, the Company had no remaining balance in our ERFP obligation to Ashford Trust in respect of hotels already acquired by Ashford Trust. See note 11.
We are also a party to an amended and restated advisory agreement with Braemar and Braemar OP. As of December 31, 2018, Braemar is required to pay a monthly base fee that is 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Reimbursement for overhead, internal audit, risk management advisory and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement. In addition to our advisory agreement with Braemar and Braemar OP, Premier, our consolidated subsidiary, is party to a master project management agreement with Braemar OP and Braemar TRS to provide comprehensive and cost-effective design, development, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the revenues related to Braemar OP (in thousands):

	Year Ended December 31,
	2018	2017	2016
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$9,423	$8,799	$8,343
Reimbursable expenses (1)	1,932	2,105	2,805
Equity-based compensation (2)	6,481	(1,683)	3,814
Incentive advisory fee (3)	678	1,274	1,274
Other advisory revenue (4)	521	277	—
Total advisory services revenue	19,035	10,772	16,236

Project management revenue (5)	3,493	—	—

Other revenue
Debt placement fees (6)	999	224	—
Claims management services (7)	137	—	—
Lease revenue (8)	335	335	335
Other services (9)	857	41	—
Total other revenue	2,328	600	335

Total revenue	$24,856	$11,372	$16,571

REVENUE BY SEGMENT (10)
REIT advisory	$20,506	$11,331	$16,571
Premier	3,493	—	—
J&S (11)	—	—	—
OpenKey	29	16	—
Corporate and other	828	25	—
Total revenue	$24,856	$11,372	$16,571
________

(1)
Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services. During the years ended December 31, 2018, 2017, and 2016, we recognized $162,000, $126,000, and $0, respectively, of deferred income from reimbursable expenses related to software implementation costs, which was partially offset by the impairment of the related capitalized software in the amount of $1.1 million for the year ended December 31, 2017. See note 2.

(2)
Equity-based compensation revenue is associated with equity grants of Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. For the year ended December 31, 2018, equity-based compensation revenue from Braemar included $2.2 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(3)
Incentive advisory fee includes the first year installment of the 2018 incentive advisory fee in the amount of $678,000 for the year ended December 31, 2018, as Braemar's annual total stockholder return met the relevant incentive fee thresholds during the 2018 measurement period. Incentive advisory fee includes the third and second year installments of the 2015 incentive advisory fee in the amount of $1.3 million for each of the years ended December 31, 2017 and 2016, respectively. Incentive advisory fee payments are due January of the subsequent year subject to meeting the FCCR Condition at December 31 of each year, as defined in our advisory agreement with Braemar.

(4)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(8)
In connection with our legacy key money transaction with Braemar, we lease FF&E to Braemar rent-free. A portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(9)
Other services revenue is associated with other hotel products and services, such as mobile key applications, hypoallergenic premium rooms and watersports activities & travel/transportation services, provided to Braemar by our consolidated subsidiaries, OpenKey, Pure Wellness and RED, respectively.

(10)	See note 19 for discussion of segment reporting.

(11)
J&S primarily contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue are recognized in “cost of revenues for audio visual” in our consolidated statements of operations. For the year ended December 31, 2018, J&S cost of revenues for audio visual associated with Braemar was insignificant. For the years ended December 31, 2017 and 2016, J&S had no cost of revenues for audio visual associated with Braemar.

The following table summarizes amounts due (to) from Braemar OP, net at December 31, 2018 and 2017 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2018	December 31, 2017
Ashford LLC	$941	$1,682
Premier	949	—
J&S	4	—
Pure Wellness	30	50
OpenKey	12	6
RED	60	—
Due from Braemar OP	$1,996	$1,738
Ashford Trust and Braemar have management agreements with Remington and its subsidiaries, which are beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Braemar, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and Braemar. These reimbursements are included in “general and administrative” expenses on the consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016 these reimbursements totaled $4.4 million, $4.9 million and $5.7 million, respectively. The amounts due under these arrangements as of December 31, 2018 and 2017, are included in “due to affiliates” on our balance sheets.
Pursuant to our advisory agreements with each Ashford Trust and Braemar, we secure certain casualty insurance policies to cover Ashford Trust, Braemar and their respective property managers, as needed. Ashford Trust and Braemar bear the economic burden for the casualty insurance coverage. Our risk management department manages the shared casualty insurance program. At the beginning of each year, funds are collected from Ashford Trust and Braemar, as needed, on an allocated basis based on their risk exposures. These funds are deposited into restricted cash and used to pay casualty claims and other insurance costs throughout the year as incurred. We record the funds received from Ashford Trust and Braemar and the related liability in our consolidated balance sheets in “restricted cash” and “other liabilities,” respectively. See note 2.
In June 2015, we announced our plan to provide a total of $6.0 million in key money consideration to our managed REITs for two acquisitions: $4.0 million for Ashford Trust’s $62.5 million acquisition of the Le Pavillon Hotel in New Orleans, Louisiana,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which closed in June 2015, and $2.0 million for Braemar’s $85.0 million acquisition of the Bardessono Hotel and Spa in Yountville, California, which closed in July 2015. The key money consideration was provided in the form of FF&E that was purchased by Ashford Inc. and subsequently leased back to each respective REIT rent-free for five years. A portion of the base advisory fee revenue is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made. Advisory revenue of $1.0 million, $893,000 and $335,000 was allocated to lease revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Lease revenue is included in other revenue in the consolidated statements of operations.
Ashford Trust held a 16.30% and 16.23% noncontrolling interest in OpenKey, and Braemar held an 8.21% and 0% noncontrolling interest in OpenKey as of December 31, 2018 and 2017, respectively. Ashford Trust invested $667,000, $983,000 and $2.3 million in OpenKey during the years ended December 31, 2018, 2017 and 2016, respectively. Braemar invested $2.0 million, $0 and $0 in OpenKey during the years ended December 31, 2018, 2017 and 2016, respectively. See also notes 1, 2, 13, and 14.
An officer of J&S owns the J&S headquarters property including the adjoining warehouse space. J&S leases this property for $300,000 per year, with escalating lease payments based on increases in the Consumer Price Index. Rental expense for the years ended December 31, 2018 and 2017, was $335,000 and $50,000, respectively. We did not incur rental expense related to this lease for the year ended December 31, 2016.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$10,182	$(18,352)	$(2,396)
Less: Dividends on preferred stock and amortization	(5,196)	—	—
Less: Net income (loss) allocated to unvested shares	(21)	—	—
Undistributed net income (loss) allocated to common stockholders	4,965	(18,352)	(2,396)
Distributed and undistributed net income (loss) - basic	$4,965	$(18,352)	$(2,396)
Effect of deferred compensation plan	(8,444)	—	(2,127)
Effect of contingently issuable shares	(1,447)	(1,465)	(1,143)
Distributed and undistributed net income (loss) - diluted	$(4,926)	$(19,817)	$(5,666)
Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,170	2,031	2,012
Effect of deferred compensation plan shares	103	—	158
Effect of contingently issuable shares	59	36	39
Weighted average common shares outstanding – diluted	2,332	2,067	2,209

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$2.29	$(9.04)	$(1.19)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(2.11)	$(9.59)	$(2.56)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to unvested restricted shares	$21	$—	$—
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	9	(19)	(4)
Dividends on preferred stock and amortization	5,196	—	—
Total	$5,226	$(19)	$(4)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	9	—	1
Effect of assumed exercise of stock options	163	34	—
Effect of assumed conversion of Ashford Holdings units	4	4	4
Effect of assumed conversion of preferred stock	575	—	—
Total	751	38	5

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) Premier, which provides comprehensive and cost-effective design, development, and project management services, (b) J&S, which provides event technology and creative communications solutions services, (c) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (d) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry, and (e) RED, a provider of watersports activities and other travel and transportation services. For 2018, Premier, OpenKey, Pure Wellness and RED operating segments do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier and OpenKey as reportable segments. Accordingly, we have four reportable segments: REIT Advisory, Premier, J&S and OpenKey. We combine the operating results of Pure Wellness and RED into an “all other” category, which we refer to as “Corporate and Other.”
See footnote 3 for details of our segments’ material revenue generating activities. As of December 31, 2018, there were no material intercompany revenues or expenses between our operating segments.
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
Certain information concerning our segments for the years ended December 31, 2018, 2017 and 2016 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Year Ended December 31, 2018
	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$89,476	$—	$—	$—	$—	$89,476
Audio visual	—	—	81,186	—	—	81,186
Project management	—	10,634	—	—	—	10,634
Other	8,467	—	—	999	4,758	14,224
Total revenue	97,943	10,634	81,186	999	4,758	195,520
EXPENSES
Depreciation and amortization	2,129	4,358	2,221	27	607	9,342
Impairment	1,863	—	—	—	56	1,919
Other operating expenses (1)	41,563	5,260	79,193	4,510	54,572	185,098
Total operating expenses	45,555	9,618	81,414	4,537	55,235	196,359
OPERATING INCOME (LOSS)	52,388	1,016	(228)	(3,538)	(50,477)	(839)
Interest expense	—	—	(745)	—	(214)	(959)
Amortization of loan costs	—	—	(47)	(25)	(169)	(241)
Interest income	—	—	—	—	329	329
Other income (expense)	—	—	(883)	2	47	(834)
INCOME (LOSS) BEFORE INCOME TAXES	52,388	1,016	(1,903)	(3,561)	(50,484)	(2,544)
Income tax (expense) benefit	(12,566)	(239)	76	—	23,093	10,364
NET INCOME (LOSS)	$39,822	$777	$(1,827)	$(3,561)	$(27,391)	$7,820
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2017
	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$65,982	$—	$—	$—	$—	$65,982
Audio visual	—	—	9,186	—	—	9,186
Project management	—	—	—	—	—	—
Other	4,006	—	—	327	2,072	6,405
Total revenue	69,988	—	9,186	327	2,072	81,573
EXPENSES
Depreciation and amortization	1,373	—	319	25	810	2,527
Impairment	1,041	—	—	—	31	1,072
Other operating expenses (1)	19,099	—	9,655	3,478	56,264	88,496
Total operating expenses	21,513	—	9,974	3,503	57,105	92,095
OPERATING INCOME (LOSS)	48,475	—	(788)	(3,176)	(55,033)	(10,522)
Interest expense	—	—	(68)	—	(15)	(83)
Amortization of loan costs	—	—	(6)	(19)	(14)	(39)
Interest income	—	—	—	—	244	244
Other income (expense)	—	—	(47)	(12)	(12)	(71)
INCOME (LOSS) BEFORE INCOME TAXES	48,475	—	(909)	(3,207)	(54,830)	(10,471)
Income tax (expense) benefit	(18,324)	—	252	—	8,349	(9,723)
NET INCOME (LOSS)	$30,151	$—	$(657)	$(3,207)	$(46,481)	$(20,194)
________

(1)
Other operating expenses includes salaries and benefits, cost of revenues for audio visual and general and administrative expenses. Other operating expenses of REIT Advisory represent expenses for which there is generally a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

	Year ended December 31, 2016
	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$67,228	$—	$—	$—	$—	$67,228
Audio visual	—	—	—	—	—	—
Project management	—	—	—	—	—	—
Other	335	—	—	44	—	379
Total revenue	67,563	—	—	44	—	67,607
EXPENSES
Depreciation and amortization	298	—	—	24	852	1,174
Impairment	—	—	—	—	—	—
Other operating expenses (1)	21,102	—	—	2,904	44,884	68,890
Total operating expenses	21,400	—	—	2,928	45,736	70,064
OPERATING INCOME (LOSS)	46,163	—	—	(2,884)	(45,736)	(2,457)
Interest expense	—	—	—	—	—	—
Amortization of loan costs	—	—	—	—	—	—
Interest income	—	—	—	—	73	73
Other income (expense) (2)	—	—	—	(30)	(9,209)	(9,239)
INCOME (LOSS) BEFORE INCOME TAXES	46,163	—	—	(2,914)	(54,872)	(11,623)
Income tax (expense) benefit	(16,684)	—	—	—	15,904	(780)
NET INCOME (LOSS)	$29,479	$—	$—	$(2,914)	$(38,968)	$(12,403)
________

(1)
Other operating expenses includes salaries and benefits, in addition to general and administrative expenses. Other operating expenses of REIT Advisory represent expenses for which there is generally a direct offsetting amount included in revenues, including REIT equity-based compensation expense and reimbursable expenses.

(2)
Other income (expense) primarily includes the realized gain (loss) on investment in unconsolidated entity, the unrealized gain (loss) on investment in unconsolidated entity, dividend income, the realized gain (loss) on investments and the unrealized gain (loss) on investments.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
For revenues by geographical locations, see note 3. The following table presents furniture, fixtures and equipment, net by geographic area as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
United States	$42,503	$18,087
Mexico	4,996	2,960
All other countries	448	107
	$47,947	$21,154
20. Concentration of Risk
During the years ended December 31, 2018, 2017 and 2016, our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Braemar. Further, Premier, OpenKey, Pure Wellness and RED generated revenue through contracts with Ashford Trust OP and Braemar OP, as summarized in the table below, stated as a percentage of the consolidated subsidiaries’ total revenues:

	Year Ended December 31,
	2018	2017	2016
Percentage of total revenues from Ashford Trust OP and Braemar OP (1)
Premier	99.6%	—%	—%
J&S (2)	9.8%	2.2%	—%
Pure Wellness	58.8%	45.6%	—%
OpenKey	12.6%	28.4%	9.1%
RED	51.7%	—%	—%
________

(1)	See note 17 for details regarding our related party transactions.

(2)	Represents percentage of revenues earned by J&S from customers at Ashford Trust and Braemar hotels. See note 2 for the discussion of audio visual revenue recognition policy.
As of December 31, 2018, our operations include consolidated J&S net assets of $1.9 million and $267,000 located in Mexico and Dominican Republic, respectively. As of December 31, 2017, our operations include consolidated J&S net assets of $2.3 million and $399,000 located in Mexico and Dominican Republic, respectively. For discussion of revenues by geographic location see note 3.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We are exposed to credit risk with respect to cash held at financial institutions and U.S. government treasury bond holdings. Our counterparties are investment grade financial institutions.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Total revenue	$48,168	$54,811	$41,565	$50,976	$195,520
Total operating expenses	53,204	43,941	53,069	46,145	196,359
Operating income (loss)	$(5,036)	$10,870	$(11,504)	$4,831	$(839)
Net income (loss)	$(5,835)	$8,932	$2,006	$2,717	$7,820
Net income (loss) attributable to the Company	$(5,723)	$8,960	$3,387	$3,558	$10,182
Net income (loss) attributable to common stockholders	$(5,723)	$8,960	$1,409	$340	$4,986
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(2.73)	$4.26	$0.67	$0.14	$2.29
Weighted average common shares outstanding - basic	2,094	2,095	2,109	2,381	2,170
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(2.84)	$0.93	$0.18	$(1.96)	$(2.11)
Weighted average common shares outstanding - diluted	2,115	2,487	2,337	2,652	2,332

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Total revenue	$13,013	$19,639	$19,255	$29,666	$81,573
Total operating expenses	15,149	18,221	21,595	37,130	92,095
Operating income (loss)	$(2,136)	$1,418	$(2,340)	$(7,464)	$(10,522)
Net income (loss)	$(2,723)	$(7,231)	$(2,258)	$(7,982)	$(20,194)
Net income (loss) attributable to the Company	$(2,385)	$(6,709)	$(1,856)	$(7,402)	$(18,352)
Net income (loss) attributable to common stockholders	$(2,385)	$(6,709)	$(1,856)	$(7,402)	$(18,352)
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(1.18)	$(3.32)	$(0.92)	$(3.58)	$(9.04)
Weighted average common shares outstanding - basic	2,015	2,019	2,022	2,069	2,031
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(1.34)	$(3.85)	$(1.05)	$(3.72)	$(9.59)
Weighted average common shares outstanding - diluted	2,046	2,265	2,054	2,118	2,067
_________________

(1)
The sum of the basic and diluted income (loss) attributable to common stockholders per share for the four quarters in 2018 and 2017 may differ from the full year basic and diluted income (loss) attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Subsequent Events
On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the Braemar ERFP Agreement, the Company agreed to provide $50 million to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company is obligated to provide Braemar 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased by the Company to Braemar rent-free. In connection with Braemar’s acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019, the Company is obligated to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar properties, subject to the terms of the Braemar ERFP Agreement.
On January 22, 2019, Ashford Trust acquired The Embassy Suites New York Midtown Manhattan for a purchase price of $195.0 million. In connection with Ashford Trust’s acquisition of the hotel, the Company is obligated to provide Ashford Trust with approximately $19.5 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement.
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC ("REA Holdings"), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
Effective February 1, 2019, OpenKey had no borrowings outstanding and the $1.5 million revolving credit facility funds were no longer available. See note 7.
On February 6, 2019, Ashford Inc. invested an additional $845,000 in OpenKey resulting in ownership of 46.59% after the investment. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. See notes 1, 2, 13, 14 and 17.
On February 26, 2019, Ashford Trust acquired the Hilton Santa Cruz/Scotts Valley, in Santa Cruz, California, for a purchase price of $50.0 million. In connection with Ashford Trust’s acquisition of the hotel, the Company is obligated to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free under the Ashford Trust ERFP Agreement.
On February 28, 2019, our RED operating subsidiary renewed its revolving credit facility for which the creditor has recourse to Ashford Inc. The revolving credit facility provides RED with available borrowings up to a total of $250,000, bears interest at the Prime Rate plus 1.75% and matures on February 5, 2020. See note 7.
On March 1, 2019, J&S, our consolidated subsidiary, acquired a privately-held company that conducts the business of BAV Services in the United States (“BAV”) for approximately $9.0 million. BAV is an audio visual rental, staging, and production company, focused on meeting and special event services. As a result of the acquisition, our ownership interest in J&S, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of (i) $5.0 million in cash, funded by an existing term loan; (ii) $4.0 million in the form of Ashford Inc. common stock, consisting of 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day weighted average price per share of $57.01 and had an estimated fair value of $3.9 million on the acquisition date, and additional shares with an estimated fair value of $500,000 to be issued 18 months from the acquisition date, subject to certain conditions; and (iii) contingent consideration up to $3.0 million, payable, if earned, 12 to 18 months from the acquisition date. The results of operations of BAV will be included in our consolidated financial statements from the date of acquisition beginning in the first quarter of 2019. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations and expect to complete a preliminary purchase price allocation in the first quarter of 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2018, our internal control over financial reporting is effective.
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
See “Item 8. Financial Statements and Supplementary Data,” on pages 65 through 121 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 8, 2019
Monty J. Bennett

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 8, 2019
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2019
Mark L. Nunneley

/s/ JEREMY WELTER	Co-President and Chief Operating Officer	March 8, 2019
Jeremy Welter

/s/ J. ROBISON HAYS, III	Co-President, Chief Strategy Officer and Director	March 8, 2019
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 8, 2019
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 8, 2019
Darrell T. Hail

/s/ JOHN MAULDIN	Director	March 8, 2019
John Mauldin

/s/ W. MICHAEL MURPHY	Director	March 8, 2019
W. Michael Murphy

/s/ BRIAN WHEELER	Director	March 8, 2019
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 8, 2019
Uno Immanivong

EXHIBIT INDEX

Exhibit	Description
2.1
Separation and Distribution Agreement, dated as of October 31, 2014, by and between Ashford Hospitality Trust, Inc., Ashford OP Limited Partner LLC, Ashford Hospitality Limited Partnership, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)

2.2
Acquisition Agreement, dated as of September 17, 2015, by and between Archie Bennett, Jr. and Monty J. Bennett, Remington Holdings GP, LLC, MJB Investments, LP, Mark A. Sharkey, Remington Holdings, LP, Ashford Inc., Ashford Advisors, Inc., Remington Hospitality Management, Inc., Ashford GP Holdings I, LLC and Remington GP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-36400)

2.2.1	First Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2016) (File No. 001-36400)
2.2.2	Second Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2016) (File No. 001-36400)
2.2.3	Amendment, Waiver and Consent Agreement, dated as of October 28, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)
2.3
Agreement and Plan of Merger, dated as of October 28, 2016, by and between Ashford Inc., a Delaware corporation and Ashford Inc., a Maryland corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)

2.4**
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

3.1	Amended and Restated Articles of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)
3.1.1	Ashford Inc. Articles of Amendment (incorporated by reference to Exhibit 3.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)
3.2	Amended and Restated Bylaws of Ashford Inc., dated as of August 8, 2018 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on August 8, 2018) (File No. 001-36400)
3.3	Articles Supplementary of establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K filed on August 8, 2018) (File No. 001-36400)
3.4	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
4.2
Amended and Restated Rights Agreement, dated as of August 12, 2015, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2015) (File No. 001-36400)

4.2.1
Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 31, 2016, between Ashford Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)

4.2.2
Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of April 6, 2018, between Ashford Inc. and Computershare Trust Company, N.A., which includes the Form of Rights Certificate as Exhibit 1 and the Summary of Rights as Exhibit 2 (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 9, 2018) (File No. 001-36400)

4.3
Rights Agreement, dated as of August 8, 2018, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Articles Supplementary of Series C Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

4.6	Form of Senior Indenture and (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.7	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.8	Form of Senior Debt Security (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)

Exhibit	Description
10.1
Tax Matters Agreement, dated as of October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2014) (File No. 001-36400)

10.2
Advisory Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.2.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on June 12, 2015) (File No. 001-36400)

10.2.2
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018, among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC, dated June, 26, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 26, 2018 (File No. 001-36400).

10.3
Fourth Amended and Restated Advisory Agreement, dated as of January 24, 2017, between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on January 25, 2017) (File No. 001-36400)

10.4
Mutual Exclusivity Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.4.1
Ashford Inc. Amended and Restated Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality LLC, and consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.5
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC Re: Ashford Trademarks (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.6
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.7
Registration Rights Agreement, dated as of November 12, 2014 by Ashford Inc. for the benefit of the holders of common units in Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.8†
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
10.8.2†
Amendment to Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Monty J. Bennett (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.8.3†
Amended and Restated Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and David Brooks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.8.4†
Amended and Restated Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Deric Eubanks (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.8.5†
Employment Agreement, dated as of November 2, 2016, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Richard J. Stockton (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on November 3, 2016) (File No. 001-36400)

10.9
Form of Indemnification Agreement, dated as of November 6, 2014 between Ashford Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.9.1
Form of Amended and Restated Indemnification Agreement between Ashford Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2018) (File No. 001-36400)

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
10.12
Investment Management Agreement, dated as of December 10, 2014 between AHT SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2014) (File No. 001-36400)

10.13
Investment Management Agreement, dated as of December 10, 2014 between AHP SMA, LP and Ashford Investment Management, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.14
Investment Management Agreement, dated as of January 19, 2017, between AHT SMA, LP, a Delaware limited partnership, and Ashford Investment Management LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017) (File No. 001-36400)

10.15
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.16
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of April 6, 2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2017 (File No. 001-36400)

10.17
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.18
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.19
Commitment Letter, dated as of June 14, 2017, by and between Ashford Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed July 31, 2017) (File No. 001-36400)

10.20
Credit Agreement, dated as of November 1, 2017, by and between Presentation Technologies, LLC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.21
Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.22
Revolving Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.23
Draw Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.24
Equipment Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.25
Credit Agreement, dated as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N. A. and the other lenders party thereto (incorporated by reference to Exhibit 10-1 to the Current Report on 8-K filed on March 7, 2018)(File No. 001-36400)

10.25.1
First Amendment to Credit Agreement, dated as of March 21, 2018, effective as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 26, 2018) (File No. 001-36400)

10.26
Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018, among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of the Braemar Hotels & Resorts Inc.’s Form 8-K filed on April 23, 2018) (File No. 001-35972).

10.26.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 18, 2019) (File No. 001-36400)

Exhibit	Description
10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

21*	List of subsidiaries of Ashford Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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