Form 10-Q
period 2019-03-31
Ashford Inc.
filed 2019-05-09
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,470,293
(Class)	Outstanding at May 7, 2019

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$39,953	$51,529
Restricted cash	12,604	7,914
Accounts receivable, net	12,504	4,928
Due from affiliates	75	45
Due from Ashford Trust OP	4,416	5,293
Due from Braemar OP	2,031	1,996
Inventories	1,537	1,202
Prepaid expenses and other	3,713	3,902
Total current assets	76,833	76,809
Investments in unconsolidated entities	3,400	500
Furniture, fixtures and equipment, net	54,647	47,947
Operating lease right-of-use assets	26,151	—
Goodwill	65,112	59,683
Intangible assets, net	192,755	193,194
Other assets	1,208	872
Total assets	$420,106	$379,005
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$21,696	$24,880
Due to affiliates	1,176	2,032
Deferred income	68	148
Deferred compensation plan	160	173
Notes payable, net	2,933	2,595
Operating lease liabilities	2,396	—
Other liabilities	12,576	8,418
Total current liabilities	41,005	38,246
Deferred income	13,103	13,396
Deferred tax liability, net	31,806	31,506
Deferred compensation plan	11,108	10,401
Notes payable, net	21,672	15,177
Operating lease liabilities	23,767	—
Other liabilities	1,902	—
Total liabilities	144,363	108,726
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series B cumulative convertible preferred stock, $25 par value, 8,120,000 shares issued and outstanding, net of discount at March 31, 2019 and December 31, 2018	201,338	200,847
Redeemable noncontrolling interests	3,810	3,531
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,470,293 and 2,391,541 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25	24
Additional paid-in capital	287,129	280,159
Accumulated deficit	(216,703)	(214,242)
Accumulated other comprehensive income (loss)	(483)	(498)
Total stockholders’ equity of the Company	69,968	65,443
Noncontrolling interests in consolidated entities	627	458
Total equity	70,595	65,901
Total liabilities and equity	$420,106	$379,005

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUE
Advisory services	$19,187	$22,532
Audio visual	30,975	23,310
Project management	7,790	—
Other	5,368	2,326
Total revenue	63,320	48,168
EXPENSES
Salaries and benefits	22,700	26,517
Cost of revenues for audio visual	21,439	16,587
Cost of revenues for project management	2,791	—
Depreciation and amortization	4,527	1,040
General and administrative	7,982	6,295
Impairment	—	1,919
Other	1,339	846
Total expenses	60,778	53,204
OPERATING INCOME (LOSS)	2,542	(5,036)
Equity in earnings (loss) of unconsolidated entities	(275)	—
Interest expense	(297)	(143)
Amortization of loan costs	(69)	(23)
Interest income	20	112
Other income (expense)	(53)	(39)
INCOME (LOSS) BEFORE INCOME TAXES	1,868	(5,129)
Income tax (expense) benefit	(1,300)	(706)
NET INCOME (LOSS)	568	(5,835)
(Income) loss from consolidated entities attributable to noncontrolling interests	163	173
Net (income) loss attributable to redeemable noncontrolling interests	(21)	(61)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	710	(5,723)
Preferred dividends	(2,791)	—
Amortization of preferred stock discount	(491)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,572)	$(5,723)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.06)	$(2.73)
Weighted average common shares outstanding - basic	2,419	2,094
Diluted:
Net income (loss) attributable to common stockholders	$(1.13)	$(2.84)
Weighted average common shares outstanding - diluted	2,449	2,115
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
NET INCOME (LOSS)	$568	$(5,835)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	30	(114)
COMPREHENSIVE INCOME (LOSS)	598	(5,949)
Comprehensive (income) loss attributable to noncontrolling interests	163	190
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(34)	(61)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$727	$(5,820)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	$458	$65,901	8,120	$200,847	$3,531
Equity-based compensation	—	—	2,155	—	—	3	2,158	—	—	—
Acquisition of BAV Services	60	1	3,754	—	—	—	3,755	—	—	—
Investment in Real Estate Advisory Holdings LLC	17	—	1,000	—	—	—	1,000	—	—	—
Amortization of preferred stock discount	—	—	—	(491)	—	—	(491)	—	491	—
Dividends declared - preferred stock	—	—	—	(2,791)	—	—	(2,791)	—	—	—
Deferred compensation plan distribution	1	—	46	—	—	—	46	—	—	—
Employee advances	—	—	249	—	—	—	249	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	455	455	—	—	—
Reallocation of carrying value	—	—	(234)	—	—	(122)	(356)	—	—	356
Redemption value adjustment	—	—	—	111	—	—	111	—	—	(111)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(4)	(4)	—	—	—
Foreign currency translation adjustment	—	—	—	—	15	—	15	—	—	13
Net income (loss)	—	—	—	710	—	(163)	547	—	—	21
Balance at March 31, 2019	2,470	$25	$287,129	$(216,703)	$(483)	$627	$70,595	8,120	$201,338	$3,810

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2017	2,094	$21	$249,695	$(219,396)	$(135)	$772	$30,957	—	$—	$5,111
Equity-based compensation	—	—	3,789	—	—	8	3,797	—	—	—
Deferred compensation plan distribution	—	—	80	—	—	—	80	—	—	—
Employee advances	—	—	105	—	—	—	105	—	—	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	838	—	—	(838)
Contributions from noncontrolling interests	—	—	—	—	—	2,666	2,666	—	—	—
Reallocation of carrying value	—	—	530	—	—	(1,696)	(1,166)	—	—	1,166
Redemption value adjustment	—	—	—	838	—	—	838	—	—	(838)
Foreign currency translation adjustment	—	—	—	—	(97)	(17)	(114)	—	—	—
Net income (loss)	—	—	—	(5,723)	—	(173)	(5,896)	—	—	61
Balance at March 31, 2018	2,103	$21	$255,037	$(224,281)	$(232)	$1,560	$32,105	—	$—	$4,662
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$568	$(5,835)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	5,563	1,671
Change in fair value of deferred compensation plan	740	561
Equity-based compensation	2,158	3,797
Equity in (earnings) loss in unconsolidated entities	275	—
Deferred tax expense (benefit)	300	—
Change in fair value of contingent consideration	18	213
Impairment of furniture, fixtures and equipment	—	1,919
Amortization of loan costs	69	23
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(6,851)	(1,908)
Due from affiliates	(30)	—
Due from Ashford Trust OP	522	1,970
Due from Braemar OP	(35)	1,642
Inventories	(335)	(54)
Prepaid expenses and other	338	45
Operating lease right-of-use assets	412	—
Other assets	—	(587)
Accounts payable and accrued expenses	(4,448)	(2,752)
Due to affiliates	(734)	(420)
Other liabilities	4,512	4,903
Operating lease liabilities	(400)	—
Deferred income	(373)	(759)
Net cash provided by (used in) operating activities	2,269	4,429
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	(5,000)	—
Additions to furniture, fixtures and equipment	(1,736)	(2,663)
Acquisition of BAV Services	(4,332)	—
Investment in Real Estate Advisory Holdings LLC	(2,176)	—
Acquisition of assets related to RED Hospitality and Leisure LLC	(499)	(1,220)
Net cash provided by (used in) investing activities	(13,743)	(3,883)
Cash Flows from Financing Activities
Payments for dividends on preferred stock	(2,791)	—
Payments on revolving credit facilities	(6,890)	(4,815)
Borrowings on revolving credit facilities	7,617	5,259
Proceeds from notes payable	6,577	1,350
Payments on notes payable and capital leases	(581)	(494)
Payments of loan costs	(41)	(15)
Employee advances	249	105
Contributions from noncontrolling interest	455	2,666
Distributions to noncontrolling interests in consolidated entities	(4)	—
Net cash provided by (used in) financing activities	4,591	4,056
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(203)
Net change in cash, cash equivalents and restricted cash	(6,886)	4,399
Cash, cash equivalents and restricted cash at beginning of period	59,443	45,556
Cash, cash equivalents and restricted cash at end of period	$52,557	$49,955

	Three Months Ended March 31,
	2019	2018
Supplemental Cash Flow Information
Interest paid	$211	$113
Income taxes paid	91	143
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	46	80
Capital expenditures accrued but not paid	852	1,953
Capital lease additions	137	—
Ashford Inc. common stock consideration for purchase of OpenKey shares	—	838
Amortization of discount on preferred stock	491	—
Ashford Inc. common stock consideration for BAV acquisition	3,755	—
Ashford Inc. common stock consideration for investment in REA Holdings	890	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$51,529	$36,480
Restricted cash at beginning of period	7,914	9,076
Cash, cash equivalents and restricted cash at beginning of period	$59,443	$45,556

Cash and cash equivalents at end of period	$39,953	$34,910
Restricted cash at end of period	12,604	15,045
Cash, cash equivalents and restricted cash at end of period	$52,557	$49,955
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company”) is a Maryland corporation that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust's operating partnership, collectively. Our common stock is listed on the NYSE American LLC (“NYSE American”). As of March 31, 2019, Ashford Trust held approximately 598,000 shares of our common stock, which represented an approximate 24.2% ownership interest in Ashford Inc., and Braemar Hotels & Resorts Inc. (“Braemar”) held approximately 195,000 shares, which represented an approximate 7.9% ownership interest in the Company.
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
We conduct our advisory business primarily through an operating entity, Ashford Hospitality Advisors LLC (“Ashford LLC”), our hospitality products and services business primarily through an operating entity, Ashford Hospitality Services LLC (“Ashford Services”), and our project management business through an operating entity, Premier Project Management LLC (“Premier”). We own substantially all of our assets and conduct substantially all of our business through Ashford LLC, Ashford Services and Premier.
On January 16, 2018, the Company closed on the acquisition of a passenger vessel and other assets related to RED Hospitality & Leisure LLC (“RED”), a provider of watersports activities and other travel and transportation services. The Company paid $970,000 in cash, comprised of a $750,000 deposit paid on December 11, 2017, which was reflected on our condensed consolidated balance sheet as “other assets” as of December 31, 2017, and an additional $220,000 paid on January 16, 2018. This transaction was accounted for as an asset acquisition recorded at cost, and did not result in the recognition of goodwill. During 2018, our RED operating subsidiary acquired additional passenger vessels for $2.4 million, a ferry for $2.5 million, and paid a $400,000 deposit for a new passenger vessel. The Company owns an 80.0% interest in RED. See notes 2, 11 and 15.
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million (the “ERFP Commitment”) to Ashford Trust in connection with the Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the ERFP Commitment to up to $100 million upon mutual agreement by the parties. Under the Ashford Trust ERFP Agreement, the Company’s ERFP Commitment will be fulfilled as the Company pays Ashford Trust 10% of each acquired hotel’s purchase price in exchange for furniture fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust rent-free. Ashford Trust must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Ashford Trust ERFP Agreement. The Ashford Trust ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Ashford Trust acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Ashford Trust’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2, 10 and 15.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington, for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging & Hospitality, LLC (“Remington Lodging”) are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the Series B Convertible Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Monty J. Bennett, our Chief Executive Officer and Chairman of our board of directors), and his father Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust (together, the “Bennetts”). The Series B Convertible Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company. See notes 4 and 12.
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
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC (“REA Holdings”), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the Braemar ERFP Agreement, the Company agreed to provide $50 million (the “ERFP Commitment”) to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the ERFP Commitment to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company’s ERFP Commitment will be fulfilled as the Company pays Braemar 10% of each acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Braemar rent-free. Braemar must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Braemar ERFP Agreement. The Braemar ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Braemar acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Braemar’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2, 10 and 15.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 1, 2019, J&S, our consolidated subsidiary, acquired a privately-held company that conducts the business of BAV Services in the United States (“BAV”) for approximately $10.0 million. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in J&S, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share of $57.01 and had an estimated fair value of $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. See note 4.
The accompanying condensed consolidated financial statements reflect the operations of our advisory and asset management business, hospitality products and services business, and entities that we consolidate. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC on March 8, 2019.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Ashford Holdings	J&S (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.83%	88.20%	46.59%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.17%	11.80%	28.15%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.26%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$230	$2,100	$1,480	n/a	n/a
Redemption value adjustment, year-to-date	20	—	(131)	n/a	n/a
Redemption value adjustment, cumulative	198	—	1,902	n/a	n/a
Carrying value of noncontrolling interests	—	—	466	195	(34)
Assets, available only to settle subsidiary's obligations (7)	n/a	62,112	2,142	2,283	8,158
Liabilities (8)	n/a	44,320	552	2,139	3,793
Notes payable (8)	n/a	19,250	—	—	2,977
Revolving credit facility (8)	n/a	2,638	—	—	—

	December 31, 2018
	Ashford Holdings	J&S (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.83%	85.00%	45.61%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.17%	15.00%	29.65%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$215	$1,858	$1,458	n/a	n/a
Redemption value adjustment, year-to-date	(180)	—	12	n/a	n/a
Redemption value adjustment, cumulative	178	—	2,033	n/a	n/a
Carrying value of noncontrolling interests	—	—	308	218	(68)
Assets, available only to settle subsidiary's obligations (7)	n/a	37,141	1,410	2,267	6,807
Liabilities (8)	n/a	24,836	421	1,977	2,839
Notes payable (8)	n/a	13,614	—	—	2,480
Revolving credit facility (8)	n/a	1,733	—	60	118
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3)	Represents ownership interests in J&S, which we consolidate under the voting interest model. J&S provides audio visual products and services in the hospitality industry. See also notes 1, 11 and 12.

(4)
Represents ownership interests in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. See also notes 1, 11 and 12.

(5)
Represents ownership interests in Pure Wellness, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality industry. See also notes 1 and 11.

(6)
Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidated it. We are provided a preferred return on our investment in RED which is accounted for in our income allocation based on the applicable partnership agreement. RED is a provider of watersports activities and other travel and transportation services. See also notes 1 and 11.

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

Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in “equity in earnings (loss) of unconsolidated entities.” No such impairment was recorded during the three months ended March 31, 2019 and 2018.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at both March 31, 2019 and 2018. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three months ended March 31, 2019 and 2018.
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC (“REA Holdings”), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

March 31, 2019
Carrying value of the investment in REA Holdings	$2,900
Ownership interest in REA Holdings	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

Three Months Ended March 31, 2019
Equity in earnings (loss) in unconsolidated entities	$(275)
Acquisitions—We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a VIE and we are the target's primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the condensed consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.
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
Furniture, Fixtures and Equipment, net—We record FF&E at cost. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Assets are depreciated using the straight-line method over the estimated useful lives of the assets. As of March 31, 2019 and December 31, 2018, FF&E, net of accumulated depreciation, included ERFP assets of $20.5 million and $16.1 million, audio visual equipment at our J&S subsidiary of $16.7 million and $13.4 million and marine vessels at our RED subsidiary of $5.7 million and $5.7 million, respectively.
Impairment of Furniture, Fixtures and Equipment—FF&E are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded impairment charges of $0 and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. The impairment in 2018 was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of J&S. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. We determine the fair value of a reporting unit based on either a market valuation approach or an analysis of discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Based

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

on the results of our annual impairment assessments, no impairment of goodwill or trademark rights was indicated. No indicators of impairment were identified from the date of our annual impairment assessments through March 31, 2019.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships and management contracts resulting from our acquisitions of Premier, J&S and Pure Wellness. The Premier assets are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of 30 years. The J&S and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of March 31, 2019.
Other Liabilities—As of March 31, 2019 and December 31, 2018, other current liabilities included reserves in the amount of $12.4 million and $7.8 million, respectively, related to Ashford Trust and Braemar properties’ casualty insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. Other non-current liabilities were $1.9 million and $0 as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, other non-current liabilities included our remaining consideration of $500,000 and the fair value of contingent consideration of $1.4 million due to the sellers of BAV resulting from J&S’s acquisition of BAV in March of 2019.
Revenue Recognition—See note 3.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Salaries and benefits includes expense for equity grants of Ashford Trust and Braemar common stock and performance-based Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See note 14.
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
Equity-Based Compensation—Our equity incentive plan provides for the grant of restricted or unrestricted shares of our common stock, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “salaries and benefits,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
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
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the J&S operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of the foreign businesses. The accumulated other comprehensive income (loss) is presented on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
Due to Affiliates—Due to affiliates represents current payables resulting primarily from general and administrative expense, FF&E reimbursements and contingent consideration associated with the acquisition of J&S which was settled in 2018. Due to affiliates is generally settled within a period not exceeding one year.
Leases—We determine if an arrangement is a lease at the inception of the contract. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short -term leases are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. See note 7.
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes and, beginning November 1, 2017, Mexico and Dominican Republic income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning November 1, 2017, in Mexico and the Dominican Republic. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.
Effective January 1, 2019, we have adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $26.2 million as of January 1, 2019, which primarily relates to certain office space, warehouse facilities, vehicles and equipment. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessor, except as it pertains to our rent-free leases of FF&E with Ashford Trust and Braemar. The new standard requires leases with related parties entered into on or after January 1, 2019, to be accounted for in accordance with the legally enforceable terms and conditions of the lease (i.e. zero rent payments). Therefore, we will no longer allocate a portion of base advisory fee revenue to lease revenue in an amount equal to the estimated fair value of the lease payments that would have been made because ERFP leases are rent-free. For historical leases related to our

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

key money and ERFP programs that were in place upon adoption of the new standard on January 1, 2019, we will continue allocating a portion of base advisory fee revenue to lease revenue consistent with our historical accounting for the remainder of the applicable lease terms. See note 7.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the condensed consolidated financial statements and related disclosures.
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
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
In determining the transaction price, we include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to June 26, 2018, the base fee was paid quarterly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. For Braemar, the base fee was paid monthly and was fixed at 0.70% of Braemar’s total market capitalization plus, prior to January 15, 2019, the Key Money Asset Management Fee, as defined in the advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement on January 15, 2019, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus, the Net Asset Fee Adjustment, as defined in the advisory agreement, as amended, subject to certain minimums. Reimbursements for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are recognized when services have been rendered. We record advisory revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.”
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter as such amounts are not subject to significant reversal.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Project Management Revenue
Project management revenue primarily consists of revenue generated within our Premier segment by providing development and construction, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services, freight management, and construction management services at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer. Project management revenue also includes revenue from reimbursable costs for accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners.
Other Revenue
Other revenue includes revenues provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through provision of ferry services. The revenue is recognized as services are provided based on contractual customer rates.
Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. For leases which commenced prior to our adoption of ASC 842, a portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Deferred Revenue and Contract Balances
Deferred revenue primarily consists of customer billings in advance of revenues being recognized from our advisory agreements and other hospitality products and services contracts. Generally, deferred revenue that could result in a cash payment within the next twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The increase in the deferred revenue balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenues recognized that were included in the deferred revenue balance at the beginning of the period. The following tables summarize our consolidated deferred revenue activity (in thousands):

Deferred Revenue
Balance as of January 1, 2019	$13,544
Increases to deferred revenue	2,072
Recognition of revenue (1)	(2,445)
Balance as of March 31, 2019	$13,171
________

(1)
Includes (a) $770,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.0 million of audio visual revenue and (c) $636,000 of “other services” revenue earned by our hospitality products and services companies.

Deferred Revenue
Balance as of January 1, 2018	$13,899
Increases to deferred revenue	2,032
Recognition of revenue (1)	(2,737)
Balance as of March 31, 2018	$13,194
________

(1)
Includes (a) $346,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.9 million of audio visual revenue and (c) $510,000 of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at March 31, 2019.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $12.5 million and $4.9 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $4.4 million and $5.3 million in “due from Ashford Trust OP”, and $2.0 million and $2.0 million included in “due from Braemar OP” related to REIT advisory services at March 31, 2019 and 2018, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregated Revenue
Our revenues were comprised of the following for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Advisory services revenue:
Base advisory fee	$10,622	$10,711
Incentive advisory fee	170	452
Reimbursable expenses	2,509	1,949
Equity-based compensation	5,758	9,292
Other advisory revenue	128	128
Total advisory services revenue (2)	19,187	22,532

Audio visual revenue	30,975	23,310

Project management revenue	7,790	—

Other revenue:
Investment management reimbursements (2)	358	182
Debt placement fees (3)	1,354	632
Claims management services (2)	41	55
Lease revenue (2)	1,030	252
Other services (3)	2,585	1,205
Total other revenue	5,368	2,326

Total revenue	$63,320	$48,168

REVENUE BY SEGMENT (1)
REIT advisory	$20,616	$23,021
Premier	7,790	—
J&S	30,975	23,310
OpenKey	257	319
Corporate and other	3,682	1,518
Total revenue	$63,320	$48,168
________

(1)
We have four reportable segments: REIT Advisory, Premier, J&S and OpenKey. We combine the operating results of RED, Pure Wellness and Lismore into an “all other” category, which we refer to as “Corporate and Other.” See note 17 for discussion of segment reporting.

(2)	Indicates REIT advisory revenue.

(3)	Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED, Pure Wellness and Lismore, to Ashford Trust, Braemar and third parties.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Geographic Information
Our REIT Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our J&S reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our J&S reporting segment geographically for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$23,142	$15,952
Mexico	5,728	5,460
Dominican Republic	2,105	1,898
	$30,975	$23,310
4. Acquisitions
BAV
On March 1, 2019, J&S, our consolidated subsidiary, acquired a privately-held company that conducts the business of BAV Services in the United States (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in J&S, which we consolidate under the voting interest model, increased from 85% to approximately 88%.
The purchase price consisted of (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing J&S term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share of $57.01 and had an estimated fair value of approximately $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date.
The acquisition of BAV was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of BAV and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to working capital balances, furniture, fixtures and equipment, and intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Term loan	$5,000
Less working capital adjustments	(668)
Fair value of Ashford Inc. common stock issued	3,755
Stock consideration payable	500
Fair value of contingent consideration	1,384
Purchase price consideration	$9,971

	Fair Value	Estimated Useful Life
Current assets	$754
Furniture, fixtures and equipment	2,055	5 years
Goodwill	5,429
Trademarks	350
Customer relationships	2,200
Total assets acquired	10,788
Current liabilities	567
Noncurrent liabilities	250
Total assumed liabilities	817
Net assets acquired	$9,971
We expect approximately $5.4 million of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding BAV’s operations through our relationship with J&S.
Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three months ended March 31, 2019, include total revenues of $1.7 million. In addition, our condensed consolidated statements of operations for the three months ended March 31, 2019, include net income from BAV of $253,000. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
Premier
On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203.0 million. Premier provides construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of FF&E, and related services. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Convertible Preferred Stock to the sellers. See note 12 for further discussion of the Series B Convertible Preferred Stock. The results of operations of Premier are included in our condensed consolidated financial statements from the date of acquisition.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.
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
Results of Premier
The results of operations of Premier have been included in our results of operations since the acquisition date. Our condensed consolidated statement of operations for the three months ended March 31, 2019, include total revenue of $7.8 million. In addition, our condensed consolidated statements of operations for the three months ended March 31, 2019, include net income of $576,000 from Premier. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Premier and BAV acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2018, and the removal of $400,000 and $900,000 of transaction costs directly attributable to the acquisitions for three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenue	$65,239	$59,269
Net income (loss)	931	(3,267)
Net income (loss) attributable to the Company	1,016	(3,272)
The acquisition of certain assets related to RED on January 16, 2018, was treated as an acquisition of property and equipment so the pro forma results of operations of RED are not included above.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the three months ended March 31, 2019, are as follows (in thousands):

	Premier	J&S	Corporate and Other	Consolidated
Balance at December 31, 2018	$53,517	$5,384	$782	$59,683
Changes in goodwill:
Additions (1)	—	5,429	—	5,429
Adjustments	—	—	—	—
Balance at March 31, 2019	$53,517	$10,813	$782	$65,112
________
(1) The addition of approximately $5.4 million relates to the preliminary valuation of assets and liabilities related to J&S’ acquisition of BAV.
Intangible assets, net as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Pure Wellness customer relationships	$175	$(70)	$105	$175	$(61)	$114
J&S customer relationships	8,719	(1,332)	7,387	6,519	(1,087)	5,432
Premier management contracts	188,800	(7,088)	181,712	188,800	(4,353)	184,447
	$197,694	$(8,490)	$189,204	$195,494	$(5,501)	$189,993

Indefinite-lived intangible assets:
J&S trademarks	$3,551			$3,201
	$3,551			$3,201
Amortization expense for definite-lived intangible assets was $3.0 million and $241,000 for the three months ended March 31, 2019 and 2018, respectively. Customer relationships and management contracts for Pure Wellness and Premier were assigned a useful life of 5 years and 30 years, respectively. Customer relationships for J&S were assigned a useful life of 7 years. We are in the process of evaluating the useful life of BAV customer relationships.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	March 31, 2019	December 31, 2018
Senior revolving credit facility (7)	Ashford Inc.	March 1, 2021	Base Rate (1) + 2.00% to 2.50% or LIBOR (2) + 3.00% to 3.50%	$—	$—
Term loan (5) (8)	J&S	November 1, 2022	One-Month LIBOR (3) + 3.25%	13,667	8,917
Revolving credit facility (5) (8)	J&S	November 1, 2022	One-Month LIBOR (3) + 3.25%	2,638	1,733
Capital lease obligations (5)	J&S	Various	Various - fixed	630	661
Equipment note (5) (9)	J&S	November 1, 2022	One-Month LIBOR (3) + 3.25%	3,054	2,087
Draw term loan (5) (9)	J&S	November 1, 2022	One-Month LIBOR (3) + 3.25%	1,900	1,950
Revolving credit facility (5) (10)	OpenKey	April 30, 2020	Prime Rate (4) + 2.75%	—	—
Revolving credit facility (5) (11)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	—	60
Term loan (6) (12)	RED	April 5, 2025	Prime Rate (4) + 1.75%	673	695
Revolving credit facility (6) (13)	RED	February 5, 2020	Prime Rate (4) + 1.75%	—	118
Draw term loan (6) (14)	RED	December 5, 2026	Prime Rate (4) + 1.75%	533	—
Term loan (6) (15)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,770	1,785
Notes payable				24,865	18,006
Less deferred loan costs, net				(260)	(234)
Notes payable less net deferred loan costs				24,605	17,772
Less current portion				(2,933)	(2,595)
Notes payable, net - non-current				21,672	15,177
__________________

(1)	Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(2)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.

(3)	The one-month LIBOR rate was 2.49% and 2.50% at March 31, 2019 and December 31, 2018, respectively.

(4)	Prime Rate was 5.50% and 5.50% at March 31, 2019 and December 31, 2018, respectively.

(5)	Creditors do not have recourse to Ashford Inc.

(6)	Creditors have recourse to Ashford Inc.

(7)
On March 1, 2018, the Company entered into a $35.0 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions.

On March 21, 2018, Ashford Inc. entered into the First Amendment (the “Amendment”) to the Credit Agreement dated March 1, 2018 (the “Credit Facility”), , Bank of America, N.A., as administrative agent and letters of credit issuer, and the lenders from time to time party thereto. The Amendment is effective as of March 1, 2018, which is the date the Credit Facility became effective. Pursuant to the Amendment, the financial covenant of consolidated tangible net worth was replaced with the consolidated net worth, and Ashford Inc. is required to maintain consolidated net worth not less than 75% of the consolidated net worth as of December 31, 2017, plus 75% of the net equity proceeds of any future equity issuances by Ashford Inc.

(8)
On March 1, 2019, in connection with the acquisition of BAV, our J&S operating subsidiary amended the existing term loan and borrowed an additional $5.0 million. The revolving credit facility was also amended to increase the borrowing capacity from $3.0 million to $3.5 million. Net deferred loan costs associated with this financing of $198,000 and $183,000, respectively, are included as a reduction to “notes payable, net” on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, $1.4 million and $1.0 million, respectively, of the term

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

loan was recorded in current portion of notes payable, net. In connection with the term loan, the subsidiary entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at March 31, 2019 and December 31, 2018, was not material. As of March 31, 2019, $862,000 of credit was available under the revolving credit facility.

(9)
On March 1, 2019, in connection with the acquisition of BAV, our J&S operating subsidiary amended the existing equipment note and draw term note to increase the borrowing capacity to $8.0 million and $2.4 million, respectively. All the loans are partially secured by a security interest on all of the assets and equity interests of our J&S operating subsidiary.

(10)
On November 8, 2018, OpenKey renewed the Loan and Security Agreement that expired in October 2018 for a revolving credit facility in the amount of $1.5 million. The credit facility is secured by all of OpenKey's assets. In connection with the 2018 renewal, OpenKey granted the creditors a 10-year warrant to purchase approximately 23,000 shares of OpenKey's preferred stock at $1.61 per share with an estimated fair value of $26,000. The fair value of the warrants was recorded in noncontrolling interests in consolidated entities and debt issuance costs, which is amortized over the remaining term of the line of credit and included in “amortization of loan costs” in our condensed consolidated statement of operations. As of March 31, 2019, OpenKey had no borrowings outstanding and the $1.5 million revolving credit facility funds were no longer available.

(11)	On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. In February 2019, we paid off the remaining $60,000 balance on the line of credit.

(12)	On March 23, 2018, our RED operating subsidiary entered into a term loan of $750,000.

(13)
On February 28, 2019, our RED operating subsidiary renewed its $250,000 revolving credit facility. The revolving credit facility provides RED with available borrowings up to a total of $250,000. As of March 31, 2019, $250,000 was available under the revolving credit facility.

(14)	On February 27, 2019, our RED operating subsidiary entered into a draw term loan in the amount of $1.4 million. As of March 31, 2019, $867,000 was available under the draw term loan.

(15)	On August 31, 2018, our RED operating subsidiary entered into a term loan of $1.8 million.
7. Leases
We lease certain office space, warehouse facilities, vehicles and equipment. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. Operating lease obligations expire at various dates with the latest maturity in 2028. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the three months ended March 31, 2018, we recorded rental expense of $342,000.
We lease certain equipment under finance leases. The net book value of these assets was approximately $996,000 and $807,000 as of March 31, 2019 and December 31, 2018, respectively. The net book value of these assets is included in “furniture, fixtures and equipment, net” in our condensed consolidated balance sheets. Amortization of assets under finance leases is included in “depreciation and amortization” expense in our condensed consolidated statement of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of March 31, 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$26,151
Finance lease assets	Furniture, fixtures and equipment, net	996
Total leased assets		$27,147

Liabilities
Current
Operating	Operating lease liabilities	$2,396
Finance	Notes payable, net	445
Noncurrent
Operating	Operating lease liabilities	23,767
Finance	Notes payable, net	185
Total leased liabilities		$26,793
We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2019
Operating lease cost (1)	General and administrative	$777
Finance lease cost
Amortization of leased assets	Depreciation and amortization	68
Interest on lease liabilities	Interest expense	7
Total lease cost		$852
__________________

(1)	Includes short-term and variable lease expense which were immaterial for the three months ended March 31, 2019.
For the three months ended March 31, 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$777
Financing cash flows from finance leases	168

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of March 31, 2019, future minimum lease payments on operating and financing leases were as follows (in thousands):

	Operating Leases	Financing Leases
2019	$2,846	$410
2020	3,685	132
2021	3,504	60
2022	3,287	42
2023	3,115	10
Thereafter	20,160	—
Total minimum lease payments	$36,597	$654
Imputed interest	(10,434)	(24)
Present value of minimum lease payments	$26,163	$630
As of December 31, 2018, future minimum lease payments on operating and capital leases under ASC 840 were as follows (in thousands):

	Operating Leases	Capital Leases
2019	$3,529	$541
2020	3,532	105
2021	3,329	33
2022	3,172	7
2023	3,059	—
Thereafter	13,999	—
Total minimum lease payments	$30,620	$686
Imputed interest	—	(25)
Present value of minimum lease payments	$30,620	$661
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

March 31, 2019
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	12.2
Finance leases	1.6
Weighted-average discount rate (2)
Operating leases	5.6%
Finance leases	6.5%
__________________

(1)
The weighted-average remaining lease term for our operating leases includes two optional 10 year extension periods for our J&S headquarters in Irving, Texas, as failure to renew the lease would result in J&S incurring significant relocation costs.

(2)	Calculated using the interest rate for each lease.
8. Fair Value Measurements
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Liabilities
Contingent consideration	$—	$—	$(1,402)	$(1,402)	(1)
Deferred compensation plan	$(11,268)	$—	$—	$(11,268)
Total	$(11,268)	$—	$(1,402)	$(12,670)
__________________
(1) Reported as other noncurrent liabilities in the condensed consolidated balance sheets.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Liabilities
Deferred compensation plan	(10,574)	—	—	(10,574)
Total	$(10,574)	$—	$—	$(10,574)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2018	$—
Acquisitions	(1,384)
Gains (losses) included in earnings (2)	(18)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at March 31, 2019	$(1,402)
__________________

(1)
Includes J&S’s contingent consideration associated with the acquisition of BAV in March of 2019, which is carried at fair value in the condensed consolidated balance sheets within “other liabilities, noncurrent.” The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant inputs in the Level 3 measurement of the contingent consideration include the timing and amount of the ultimate payout based on our estimate of BAV operating performance during the earn-out period, calculated in accordance with the applicable agreement, and the risk adjusted discount rate used to discount the future payment.

(2)	Reported as “other” operating expense in the condensed consolidated statements of operations.

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019		2018
Liabilities
Contingent consideration	(18)	(1)	(213)	(2)
Deferred compensation plan (3)	(740)		(561)
Total	$(758)		$(774)
__________________

(1)
Represents the accretion of contingent consideration associated with the acquisition of BAV in March of 2019. Reported as a component of “other operating expense” in the condensed consolidated statements of operations.

(2)
Represents the accretion of contingent consideration associated with the acquisition J&S in November of 2017, which was settled in the third quarter of 2018. Reported as “other operating expense” in the condensed consolidated statements of operations.

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

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$11,268	$11,268	$10,574	$10,574
Contingent consideration	1,402	1,402	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$39,953	$39,953	$51,529	$51,529
Restricted cash	12,604	12,604	7,914	7,914
Accounts receivable, net	12,504	12,504	4,928	4,928
Due from affiliates	75	75	45	45
Due from Ashford Trust OP	4,416	4,416	5,293	5,293
Due from Braemar OP	2,031	2,031	1,996	1,996
Investments in unconsolidated entities	3,400	3,400	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$21,696	$21,696	$24,880	$24,880
Due to affiliates	1,176	1,176	2,032	2,032
Other liabilities	14,478	14,478	8,418	8,418
Notes payable	24,865	23,362 to 25,821	18,006	16,681 to 18,437
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.
Contingent consideration. The liability associated with J&S’ acquisition of BAV is carried at fair value based on the terms of the acquisition agreement and any changes to fair value are recorded in “other” operating expenses in the condensed consolidated statements of operations.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. Commitments and Contingencies
Purchase Commitment—As of March 31, 2019, we had approximately $28.9 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement and $50.0 million of remaining purchase commitments related to our Braemar ERFP Agreement which are contingent upon Ashford Trust and Braemar acquiring additional hotels and identifying the FF&E for us to acquire, in accordance with the agreements. See note 15.
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
11. Equity
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended March 31,
	2019	2018
(Income) loss allocated to noncontrolling interests:
J&S	$—	$(11)
OpenKey	177	156
RED	(34)	(7)
Pure Wellness	20	35
Total net (income) loss allocated to noncontrolling interests	$163	$173
12. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2019	2018
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$4	$12
J&S	(227)	(355)
OpenKey	202	282
Total net (income) loss allocated to redeemable noncontrolling interests	$(21)	$(61)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Preferred Stock—On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of Series B Convertible Preferred Stock to the Remington Sellers. The Series B Convertible Preferred Stock has a conversion price of $140 per share and, if converted, would convert into 1,450,000 shares of our common stock. Dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Under the applicable authoritative accounting guidance, this increasing dividend rate feature results in a discount that must be reflected in the fair value of the preferred stock, which is reflected in “Series B cumulative convertible preferred stock, net of discount” on our condensed consolidated balance sheets. For the three months ended March 31, 2019, we recorded $491,000 of amortization related to the preferred stock discount.
The Series B Convertible Preferred Stock is included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable outside of the Company’s control. The Series B Convertible Preferred Stock is redeemable at the option of the holder for cash in the event of a change of control. Each share of our Series B Convertible Preferred Stock is convertible at any time, at the option of the holder, into a number of whole or partial shares of common stock, pursuant to the agreements. The Series B Convertible Preferred Stock is also subject to conversion upon certain events constituting a change of control.
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
The Series B Convertible Preferred Stock quarterly dividend for all issued and outstanding shares was $0.3438 for the three months ended March 31, 2019. The Company declared and paid dividends as presented below:

	Three Months Ended March 31,
	2019	2018
Preferred dividends	$2,791	$—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three months ended March 31, 2019 and 2018 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2019	2018
Equity-based compensation
Stock option amortization (1)	$2,151	$3,757
Director and other non-employee equity grants expense	7	40
Total equity-based compensation	$2,158	$3,797

Other equity-based compensation
REIT equity-based compensation (2)	$5,868	$9,292
	$8,026	$13,089
________

(1)
As of March 31, 2019, the Company had approximately $16.8 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 2.0 years. During the three months ended March 31, 2018, we recorded approximately $2.5 million of equity-based compensation expense related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(2)
REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. and Premier. During the three months ended March 31, 2019, $30,000 and $79,000 of equity based compensation expense related to REIT awards to the employees of Premier was included in “salaries and benefits” and “cost of revenues for project management”, respectively, on our condensed consolidated statements of operations. During the three months ended March 31, 2018, REIT equity-based compensation included $6.7 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018. See notes 2 and 15.

14. Deferred Compensation Plan
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended March 31,
	2019	2018
Change in fair value
Unrealized gain (loss)	$(740)	$(561)

Distributions
Fair value (1)	$46	$80
Shares (1)	1	—
________

(1)	Distributions made to one participant.
As of March 31, 2019 and December 31, 2018 the carrying value of the DCP liability was $11.3 million and $10.6 million, respectively.
15. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. Prior to June 26, 2018, the base fee was paid quarterly based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.50% and 0.70% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the Ashford Trust ERFP Agreement on June 29, 2018, the base fee is paid monthly as a percentage of Ashford Trust’s total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. At March 31, 2019, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in our advisory agreement. In addition to our advisory agreement with Ashford Trust and Ashford Trust OP, Premier, our consolidated subsidiary, is party to a master project management agreement with Ashford Trust OP and Ashford Trust TRS to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Three Months Ended March 31,
	2019	2018
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$8,045	$8,604
Reimbursable expenses (1)	2,040	1,529
Equity-based compensation (2)	4,289	6,745
Incentive advisory fee (3)	—	452
Total advisory services revenue	14,374	17,330

Audio visual revenue (4)	—	—
Project management revenue (5)	4,939	—

Other revenue
Investment management reimbursements (6)	358	182
Debt placement fees (7)	1,079	632
Claim management services (8)	11	18
Lease revenue (9)	946	168
Other services (10)	467	300
Total other revenue	2,861	1,300

Total revenue	$22,174	$18,630

REVENUE BY SEGMENT (11)
REIT advisory	$15,689	$17,698
Premier	4,939	—
J&S	—	—
OpenKey	28	24
Corporate and other	1,518	908
Total revenue	$22,174	$18,630

COST OF REVENUES
Cost of audio visual revenues (4)	$1,684	$354
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended March 31, 2019 and 2018, we recognized $597,000 and $202,000, respectively, of deferred income from reimbursable expenses related to software implementation costs.

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

(3)
Incentive advisory fee for the three months ended March 31, 2018, includes the pro-rata portion of the third year installment of the 2016 incentive advisory fee, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Ashford Trust advisory agreement. Ashford Trust's annual total

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

stockholder return did not meet the relevant incentive fee thresholds during the 2018 and 2017 measurement periods. See note 3.

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

(5)
Project management revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. Project management revenue also includes revenue from reimbursable costs related to accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners. See note 3 for discussion of the project management revenue recognition policy.

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

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. For leases which commenced prior to our adoption of ASC 842, a portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is associated with other hotel products and services, such as mobile key applications, marine vessel transportation and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness.

(11)	See note 17 for discussion of segment reporting.
The following table summarizes amounts due (to) from Ashford Trust OP, net at March 31, 2019 and December 31, 2018 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	March 31, 2019	December 31, 2018
Ashford LLC	$1,119	$2,337
AIM	139	99
Premier	1,559	1,611
J&S	1,123	826
Pure Wellness	469	418
OpenKey	7	2
RED	—	—
Due from Ashford Trust OP	$4,416	$5,293
We are also a party to an amended and restated advisory agreement with Braemar and Braemar OP. Prior to January 15, 2019, the base fee was paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Upon effectiveness of the Braemar ERFP agreement on January 15, 2019, the base fee is paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement. In addition to our advisory agreement with Braemar and Braemar OP, Premier, our consolidated subsidiary, is party to a master project management agreement with Braemar OP and Braemar TRS to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar OP (in thousands):

	Three Months Ended March 31,
	2019	2018
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$2,577	$2,107
Reimbursable expenses (1)	469	420
Equity-based compensation (2)	1,469	2,547
Incentive advisory fee (3)	170	—
Other advisory revenue (4)	128	128
Total advisory services revenue	4,813	5,202

Audio visual revenue (5)	—	—
Project management revenue (6)	2,747	—

Other revenue
Debt placement fees (7)	275	—
Claims management services (8)	30	37
Lease revenue (9)	84	84
Other services (10)	269	211
Total other revenue	658	332

Total revenue	$8,218	$5,534

REVENUE BY SEGMENT (11)
REIT advisory	$4,927	$5,323
Premier	2,747	—
J&S (11)	—	—
OpenKey	20	5
Corporate and other	524	206
Total revenue	$8,218	$5,534

COST OF REVENUES
Cost of audio visual revenues (5)	$86	$—
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended March 31, 2019 and 2018, we recognized $44,000 and $15,000, respectively, of deferred income from reimbursable expenses related to software implementation costs.

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

(3)
Incentive advisory fee for the three months ended March 31, 2019, includes the pro-rata portion of the second year installment of the 2018 incentive advisory fee, which will be paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. For the three months ended March

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

31, 2018, no incentive advisory fee was recognized as Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods. See note 3.

(4)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

(5)
J&S primarily contracts directly with customers to whom it provides audio visual services. J&S recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Braemar, are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 3 for discussion of the audio visual revenue recognition policy.

(6)
Project management revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. Project management revenue also includes revenue from reimbursable costs related to accounting, overhead and project manager services provided to projects owned by affiliates of Ashford Trust, Braemar and other owners. See note 3 for discussion of the project management revenue recognition policy.

(7)	Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(8)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. For leases which commenced prior to our adoption of ASC 842, a portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is associated with other hotel products and services, such as mobile key applications, marine vessel transportation and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey, RED and Pure Wellness.

(11)	See note 17 for discussion of segment reporting.
The following table summarizes amounts due (to) from Braemar OP, net at March 31, 2019 and December 31, 2018 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	March 31, 2019	December 31, 2018
Ashford LLC	$573	$941
Premier	1,265	949
J&S	71	4
Pure Wellness	18	30
OpenKey	15	12
RED	89	60
Due from Braemar OP	$2,031	$1,996

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ERFP Commitments—On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement” and collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “ERFP Commitment” and collectively, the “ERFP Commitments”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REITs’ acquisition of hotels recommended by us, with the option to increase each ERFP Commitment to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company’s ERFP Commitment to such REIT will be fulfilled as the Company pays each such REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REITs’ hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2 and 10.
The changes in our ERFP commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through March 31, 2019, as well as the unfunded ERFP Commitments as of March 31, 2019, for hotels acquired by the REITs are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
Initial ERFP Commitment	50,000	—	50,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	$(5,000)	$—	$(5,000)
ERFP Commitments remaining at December 31, 2018	$33,900	$—	$33,900
Initial ERFP Commitment	—	50,000	50,000
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP Commitments remaining at March 31, 2019 (1)	$28,900	$50,000	$78,900

	Ashford Trust	Braemar	Total
Unfunded ERFP Commitments for hotels acquired by REITs:
Embassy Suites New York Midtown Manhattan	$19,500	$—	$19,500
Ritz-Carlton, Lake Tahoe	—	10,300	10,300
Unfunded ERFP Commitments at March 31, 2019	$19,500	$10,300	$29,800
________
(1)    See note 10.
Other Related Party Transactions—Ashford Trust and Braemar have management agreements with Remington and its subsidiaries, which are beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Transactions related to these agreements are included in the accompanying condensed consolidated financial statements. Under the agreements, we pay Remington Lodging general and administrative expense reimbursements, approved by the independent directors of Ashford Trust and Braemar, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, which are then rebilled to Ashford Trust and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Braemar. These reimbursements are included in “general and administrative” expenses on the condensed consolidated statements of operations. The charges totaled $1.8 million and $1.2 million, for the three months ended March 31, 2019 and 2018, respectively. The amounts due under these arrangements as of March 31, 2019 and December 31, 2018, are included in “due to affiliates” on our condensed consolidated balance sheets.
Pursuant to our advisory agreements with each of Ashford Trust and Braemar, we secure certain casualty insurance policies to cover Ashford Trust, Braemar and their respective property managers, as needed. Ashford Trust and Braemar bear the economic burden for the casualty insurance coverage. Our risk management department manages the shared casualty insurance program. At the beginning of each year, funds are collected from Ashford Trust and Braemar, as needed, on an allocated basis based on their risk exposures. These funds are deposited into restricted cash and used to pay casualty claims and other insurance costs throughout the year as incurred. We record the funds received from Ashford Trust and Braemar and the related liability in our condensed consolidated balance sheets in “restricted cash” and “other liabilities,” respectively.
Ashford Trust held a 16.64% and 16.30% noncontrolling interest in OpenKey, and Braemar held an 8.40% and 8.21% noncontrolling interest in OpenKey as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, Ashford Trust invested $299,000 and $667,000, respectively, and Braemar invested $156,000 and $2.0 million, respectively in OpenKey. See also notes 1, 2, 11, and 12.
An officer of J&S owns the J&S headquarters property including the adjoining warehouse space. J&S leases this property for approximately $307,000 per year, with escalating lease payments based on the Consumer Price Index. Rental expense for the three months ended March 31, 2019 and 2018, was $84,000, and $84,000, respectively.
16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$710	$(5,723)
Less: Dividends on preferred stock and amortization	(3,282)	—
Undistributed net income (loss) allocated to common stockholders	(2,572)	(5,723)
Distributed and undistributed net income (loss) - basic	$(2,572)	$(5,723)
Effect of incremental subsidiary shares	(202)	(282)
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	—	(12)
Distributed and undistributed net income (loss) - diluted	$(2,774)	$(6,017)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,419	2,094
Effect of incremental subsidiary shares	30	17
Effect of assumed conversion of operating partnership units	—	4
Weighted average common shares outstanding – diluted	2,449	2,115

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(1.06)	$(2.73)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(1.13)	$(2.84)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(4)	—
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	227	355
Dividends on preferred stock and amortization	3,282	—
Total	$3,505	$355
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	9	9
Effect of assumed exercise of stock options	65	234
Effect of assumed conversion of Ashford Holdings units	4	—
Effect of incremental subsidiary shares	46	27
Effect of assumed conversion of preferred stock	1,450	—
Total	1,574	270
17. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (b) J&S, which provides event technology and creative communications solutions services, (c) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (d) RED, a provider of watersports activities and other travel and transportation services, (e) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry, and (f) Lismore, a provider of debt placement services. For 2019, OpenKey, RED, Pure Wellness and Lismore operating segments do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have four reportable segments: REIT Advisory, Premier, J&S and OpenKey. We combine the operating results of RED, Pure Wellness and Lismore into an “all other” category, which we refer to as “Corporate and Other.”
See footnote 3 for details of our segments’ material revenue generating activities. As of March 31, 2019 and 2018, there were no material intercompany revenues or expenses between our operating segments.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three months ended March 31, 2019 and 2018 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended March 31, 2019						Three Months Ended March 31, 2018
	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Premier	J&S	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$19,187	$—	$—	$—	$—	$19,187	$22,532	$—	$—	$—	$—	$22,532
Audio visual	—	—	30,975	—	—	30,975	—	—	23,310	—	—	23,310
Project Management	—	7,790	—	—	—	7,790	—	—	—	—	—	—
Other	1,429	—	—	257	3,682	5,368	489	—	—	319	1,518	2,326
Total revenue	20,616	7,790	30,975	257	3,682	63,320	23,021	—	23,310	319	1,518	48,168
EXPENSES
Depreciation and amortization	1,183	2,738	455	7	144	4,527	390	—	454	6	190	1,040
Impairment	—	—	—	—	—	—	1,863	—	—	—	56	1,919
Other operating expenses (1)	8,267	4,050	28,008	950	14,976	56,251	11,241	—	19,803	1,171	18,030	50,245
Total expenses	9,450	6,788	28,463	957	15,120	60,778	13,494	—	20,257	1,177	18,276	53,204
OPERATING INCOME (LOSS)	11,166	1,002	2,512	(700)	(11,438)	2,542	9,527	—	3,053	(858)	(16,758)	(5,036)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(275)	(275)	—	—	—	—	—	—
Interest expense	—	—	(214)	—	(83)	(297)	—	—	(139)	—	(4)	(143)
Amortization of loan costs	—	—	(12)	(7)	(50)	(69)	—	—	(12)	(6)	(5)	(23)
Interest income	—	—	—	—	20	20	—	—	—	—	112	112
Other income (expense)	—	—	(107)	6	48	(53)	19	—	(58)	(1)	1	(39)
INCOME (LOSS) BEFORE INCOME TAXES	11,166	1,002	2,179	(701)	(11,778)	1,868	9,546	—	2,844	(865)	(16,654)	(5,129)
Income tax (expense) benefit	(2,489)	(426)	(887)	—	2,502	(1,300)	(2,116)	—	(746)	—	2,156	(706)
NET INCOME (LOSS)	$8,677	$576	$1,292	$(701)	$(9,276)	$568	$7,430	$—	$2,098	$(865)	$(14,498)	$(5,835)
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
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; and Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; and Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management,” or “Premier.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust.

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

•
the future success of recent acquisitions, including the project management business formerly conducted by certain affiliates of Remington, and new business initiatives, including the Enhanced Return Funding Programs (“ERFPs”) with Ashford Trust and Braemar;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

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

•
the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses and from new business initiatives, including the ERFP Agreements with Ashford Trust and Braemar;

•	disruptions relating to the acquisition or integration of Premier or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and

•	unexpected costs relating to the acquisition or integration of Premier or any other business we invest in or acquire.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements under “Item 1A. Risk Factors” of our Annual Report and the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.

Overview
 Ashford Inc. is a Maryland corporation that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Trust completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust’s operating partnership, collectively. Our common stock is listed on the NYSE American. As of May 7, 2019, Ashford Trust held approximately 598,000 shares of our common stock which represented an approximate 24.2% ownership interest in Ashford Inc. and Braemar held approximately 195,000 shares, which represented an approximate 7.9% ownership interest in Ashford Inc. As of May 7, 2019, Mr. Monty J. Bennett, our chief executive officer and chairman and the chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, owned approximately 313,850 shares of our common stock, which represented an approximate 12.7% ownership interest in Ashford Inc., and owned 7,520,000 shares of our Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”), which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,342,857 shares of Ashford Inc. common stock, which if exercised as of March 31, 2019 would have increased Mr. Bennett and Mr. Bennett, Jr.’s ownership interest in Ashford Inc. to 43.4%.
Our principal business objective is to provide asset management, advisory and other products and services to other entities primarily in the hospitality industry. The Company seeks to grow in three primary areas: (i) expanding its existing REIT platforms accretively and accelerating performance to earn incentive fees; (ii) starting new REIT platforms for additional base and incentive fees; and (iii) acquiring, investing in or incubating strategic businesses that can achieve accelerated growth through doing business with our REIT platforms and by leveraging our deep knowledge and extensive relationships within the hospitality sector.
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
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended March 31, 2019, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $9.1 million.
Recent Developments
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC (“REA Holdings”), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the Braemar ERFP Agreement, the Company agreed to provide $50 million (the “ERFP Commitment”) to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the ERFP Commitment to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company’s ERFP Commitment will be fulfilled as the Company pays Braemar 10% of each acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Braemar rent-free. Braemar must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Braemar ERFP Agreement. The Braemar ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Braemar acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Braemar’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
On January 15, 2019, Braemar acquired The Ritz-Carlton Lake Tahoe for an allocated purchase price of $103.0 million which therefore requires the Company to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar’s hotel properties that will subsequently be leased back to Braemar rent-free. As of March 31, 2019, the Company’s remaining unfunded ERFP Commitment under the Braemar ERFP Agreement includes $10.3 million related to The Ritz-Carlton Lake Tahoe.
On January 22, 2019, Ashford Trust acquired The Embassy Suites New York Midtown Manhattan for a purchase price of $195.0 million which therefore requires the Company to provide Ashford Trust with approximately $19.5 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of March 31, 2019, the Company’s remaining unfunded ERFP Commitment under the Ashford Trust ERFP Agreement includes $19.5 million related to The Embassy Suites New York Midtown Manhattan.
On February 26, 2019, Ashford Trust acquired the Hilton Santa Cruz/Scotts Valley, in Santa Cruz, California, for a purchase price of $50.0 million which therefore requires the Company to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of March 31, 2019, the Company had reduced its remaining commitment under the Ashford Trust ERFP Agreement by providing $5.0 million to Ashford Trust in exchange for FF&E at Ashford Trust’s hotel properties that was subsequently leased back to Ashford Trust rent-free, in connection with Ashford Trust’s acquisition of the hotel.
On February 27, 2019, our RED operating subsidiary entered into a draw term loan in the amount of $1.4 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 1.75% and matures on December 5, 2026.
On February 28, 2019, our RED operating subsidiary renewed its revolving credit facility for which the creditor has recourse to Ashford Inc. The revolving credit facility provides RED with available borrowings up to a total of $250,000, bears interest at the Prime Rate plus 1.75% and matures on February 5, 2020.
On March 1, 2019, J&S, our consolidated subsidiary, acquired a privately-held company that conducts the business of BAV Services in the United States (“BAV”) for approximately $10.0 million. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in J&S, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share of $57.01 and had an estimated fair value of $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
REVENUE
Advisory services	$19,187	$22,532	$(3,345)	(14.8)%
Audio visual	30,975	23,310	7,665	32.9%
Project management	7,790	—	7,790
Other	5,368	2,326	3,042	130.8%
Total revenue	63,320	48,168	15,152	31.5%
EXPENSES
Salaries and benefits	22,700	26,517	3,817	14.4%
Cost of revenues for audio visual	21,439	16,587	(4,852)	(29.3)%
Cost of revenues for project management	2,791	—	(2,791)
Depreciation and amortization	4,527	1,040	(3,487)	(335.3)%
General and administrative	7,982	6,295	(1,687)	(26.8)%
Impairment	—	1,919	1,919	100.0%
Other	1,339	846	(493)	(58.3)%
Total expenses	60,778	53,204	(7,574)	(14.2)%
OPERATING INCOME (LOSS)	2,542	(5,036)	7,578	150.5%
Equity in earnings (loss) of unconsolidated entities	(275)	—	(275)
Realized gain (loss) on investment in unconsolidated entity	—	—	—
Unrealized gain (loss) on investment in unconsolidated entity	—	—	—
Interest expense	(297)	(143)	(154)	(107.7)%
Amortization of loan costs	(69)	(23)	(46)	(200.0)%
Interest income	20	112	(92)	(82.1)%
Other income (expense)	(53)	(39)	(14)	(35.9)%
INCOME (LOSS) BEFORE INCOME TAXES	1,868	(5,129)	6,997	136.4%
Income tax (expense) benefit	(1,300)	(706)	(594)	(84.1)%
NET INCOME (LOSS)	568	(5,835)	6,403	109.7%
(Income) loss from consolidated entities attributable to noncontrolling interests	163	173	(10)	(5.8)%
Net (income) loss attributable to redeemable noncontrolling interests	(21)	(61)	40	65.6%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	710	(5,723)	6,433	112.4%
Preferred dividends	(2,791)	—	(2,791)
Amortization of preferred stock discount	(491)	—	(491)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,572)	$(5,723)	$3,151	55.1%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $3.2 million, or 55.1%, to $2.6 million for the three months ended March 31, 2019 (“the 2019 quarter”) compared to the three months ended March 31, 2018 (“the 2018 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue increased by $15.2 million, or 31.5%, to $63.3 million for the 2019 quarter compared to the 2018 quarter due to the following (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$10,622	$10,711	$(89)	(0.8)%
Incentive advisory fee (2)	170	452	(282)	(62.4)%
Reimbursable expenses (3)	2,509	1,949	560	28.7%
Non-cash stock/unit-based compensation (4)	5,758	9,292	(3,534)	(38.0)%
Other advisory revenue (5)	128	128	—	—%
Total advisory services revenue (13)	19,187	22,532	(3,345)	(14.8)%

Audio visual revenue (6)	30,975	23,310	7,665	32.9%

Project management revenue (7)	7,790	—	7,790

Other revenue:

Investment management reimbursements (8) (13)	358	182	176	96.7%
Debt placement fees (9)	1,354	632	722	114.2%
Claims management services (10) (13)	41	55	(14)	(25.5)%
Lease revenue (11) (13)	1,030	252	778	308.7%
Other services (12)	2,585	1,205	1,380	114.5%
Total other revenue	5,368	2,326	3,042	130.8%

Total revenue	$63,320	$48,168	$15,152	31.5%

REVENUE BY SEGMENT (14)
REIT advisory	$20,616	$23,021	$(2,405)	(10.4)%
Premier	7,790	—	7,790
J&S	30,975	23,310	7,665	32.9%
OpenKey	257	319	(62)	(19.4)%
Corporate and other	3,682	1,518	2,164	142.6%
Total revenue	$63,320	$48,168	$15,152	31.5%
________

(1)	The decrease in base advisory fee is due to lower revenue of $559,000 from Ashford Trust and higher revenue of $470,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $452,000 from Ashford Trust, partially offset by higher revenue of $170,000 from Braemar. The $170,000 of incentive advisory fee recognized in the 2019 quarter includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2020. The incentive advisory fee for the 2018 quarter includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018 and 2017 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $511,000 from Ashford Trust and higher revenue of $49,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended March 31, 2019, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $597,000 and $44,000, respectively. During the three months ended March 31, 2018, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $202,000 and $15,000, respectively. See note 15 to our condensed consolidated financial statements.

(4)
The decrease in non-cash stock/unit-based compensation revenue is due to lower revenue of $2.5 million from Ashford Trust and lower revenue of $1.1 million from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2018 quarter, $6.7 million of non-cash stock/unit-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(5)
Other advisory revenue remained steady. Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized on a quarterly basis over the initial ten-year term of the agreement.

(6)	The $7.7 million increase in audio visual revenue is due to the growth of J&S.

(7)	The increase in project management revenue is due to our acquisition of Premier in August 2018.

(8)
The increase in investment management reimbursements is due to higher revenue of $176,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(9)
The increase in debt placement fee revenue is due to higher revenue of $447,000 from Ashford Trust and higher revenue of $275,000 from Braemar. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(10)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(11)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. For leases which commenced prior to our adoption of ASC 842, a portion of the base advisory fee is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(12)
The increase in other services revenue is due to higher revenue of $167,000 from Ashford Trust, higher revenue of $58,000 from Braemar and higher revenue of $1.2 million from third parties. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and other third parties.

(13)	Indicates REIT advisory revenue.

(14)	See note 19 for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased by $3.8 million, or 14.4%, to $22.7 million for the 2019 quarter compared to the 2018 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Cash salaries and benefits:
Salary expense	$8,454	$6,258	$2,196
Bonus expense	3,520	4,475	(955)
Benefits related expenses	2,046	2,174	(128)
Total cash salaries and benefits (1)	14,020	12,907	1,113
Non-cash equity-based compensation:
Stock option grants (2)	2,151	3,757	(1,606)
Ashford Trust & Braemar equity grants (3)	5,789	9,292	(3,503)
Total non-cash equity-based compensation	7,940	13,049	(5,109)
Non-cash (gain) loss in deferred compensation plan (4)	740	561	179
Total salaries and benefits	$22,700	$26,517	$(3,817)
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

(2)
The decrease is primarily due to $2.5 million of expense related to the accelerated vesting of stock option awards upon the death of one of our executive officers in March of 2018, in accordance with the terms of the awards, partially offset by forfeitures. See notes 2, 13 and 15 to our condensed consolidated financial statements.

(3)
Equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The decrease is primarily attributable to $6.7 million of compensation expense related to the accelerated vesting of equity awards upon the death of one of our executive officers in March of 2018, in accordance with the terms of the awards, partially offset by an increase in the fair value of equity grants. See notes 2 and 13 to our condensed consolidated financial statements.

(4)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The losses in the 2019 quarter and the 2018 quarter are primarily attributable to increases in the fair value of the DCP obligation. See note 14 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $21.4 million during the 2019 quarter compared to $16.6 million for the 2018 quarter, due to the growth of J&S.
Cost of Revenues for Project Management. Cost of revenues for project management was $2.8 million during the 2019 quarter compared to $0 for the 2018 quarter, due to costs associated with project management revenues from the acquisition of Premier in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.5 million, or 335.3%, to $4.5 million for the 2019 quarter compared to the 2018 quarter, primarily as a result of $2.7 million in amortization related to the acquisition of Premier’s definite-lived intangible assets in August of 2018 and $598,000 depreciation related to ERFP assets. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2019 quarter and the 2018 quarter excludes depreciation expense related to audio visual equipment of $968,000 and $430,000, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2019 quarter related to marine vessels and other vehicles in the amount of $65,000 and $7,000, respectively, which in included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $1.7 million, or 26.8%, to $8.0 million for the 2019 quarter compared to the 2018 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Professional fees	$2,504	$2,486	$18
Office expense (1)	2,691	1,949	742
Public company costs	268	230	38
Director costs	262	275	(13)
Travel and other expense (1)	1,969	1,328	641
Non-capitalizable - software costs	288	27	261
Total general and administrative	$7,982	$6,295	$1,687
________

(1)	The increase in expense is primarily due to our investments in Premier, J&S and RED.
Impairment. Impairment of capitalized software implementation costs was $0 during the 2019 quarter compared to $1.9 million for the 2018 quarter. The impairment in 2018 was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. See notes 2 and 15 to our condensed consolidated financial statements.
Other. Other operating expense was $1.3 million and $846,000 for the 2019 quarter and the 2018 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED, and Pure Wellness as well as expense from the changes in the fair value of contingent consideration related to acquisitions. See notes 4 and 8 to our condensed consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities changed $275,000 for the 2019 quarter due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $297,000 and $143,000 for the 2019 quarter and the 2018 quarter, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $69,000 and $23,000 for the 2019 quarter and the 2018 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $20,000 and $112,000 for the 2019 quarter and the 2018 quarter, respectively.
Other Income (Expense). Other expense was $53,000 and $39,000 in the 2019 quarter and the 2018 quarter, respectively.
Income Tax (Expense) Benefit. Income tax expense increased by $594,000, from $706,000 expense in the 2018 quarter to $1.3 million expense in the 2019 quarter. Current tax expense increased by $287,000, from $706,000 in the 2018 quarter to $993,000 in the 2019 quarter, mainly due to an increase in state tax liability which was the result of the Company expanding its operations through various acquisitions in 2017-2019 and establishing nexus and increasing operations in various states. Deferred tax expense increased by $300,000 from $0 in the 2018 quarter to $300,000 in the 2019 quarter. The 2018 period did not record any deferred expense due to the April 2017 legal entity restructuring of the Company, as a result of which, a full valuation allowance was established. In the third quarter of 2018 the valuation allowance was released due to the acquisition of Premier.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $163,000 in the 2019 quarter and a loss of $173,000 in the 2018 quarter. See notes 2, 11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $21,000 in the 2019 quarter and a loss of $61,000 in the 2018 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 12, and 15 to our condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary for operating expenses primarily attributable to paying our employees, funding our ERFP Commitments, dividends on preferred stock. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility, which we believe will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months.
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees, investments to grow our business, and our ERFP, dividends on preferred stock and certain recent subsidiary financing transactions noted below. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, future equity issuances and availability under our revolving credit facilities.
ERFP Commitments—On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement” and collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “ERFP Commitment” and collectively, the “ERFP Commitments”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REITs’ acquisition of hotels recommended by us, with the option to increase each ERFP Commitment to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company’s ERFP Commitment to such REIT will be fulfilled as the Company pays each such REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REITs’ hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.

The changes in our ERFP commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through March 31, 2019, as well as the unfunded ERFP Commitments as of March 31, 2019, for hotels acquired by the REITs are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
Initial ERFP Commitment	50,000	—	50,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	$(5,000)	$—	$(5,000)
ERFP Commitments remaining at December 31, 2018	$33,900	$—	$33,900
Initial ERFP Commitment	—	50,000	50,000
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP Commitments remaining at March 31, 2019 (1)	$28,900	$50,000	$78,900

	Ashford Trust	Braemar	Total
Unfunded ERFP Commitments for hotels acquired by REITs:
Embassy Suites New York Midtown Manhattan	$19,500	$—	$19,500
Ritz-Carlton, Lake Tahoe	—	10,300	10,300
Unfunded ERFP Commitments at March 31, 2019	$19,500	$10,300	$29,800
Other liquidity considerations—On March 1, 2019, J&S, our consolidated subsidiary, acquired a privately-held company that conducts the business of BAV Services in the United States (“BAV”) for approximately $10.0 million. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in J&S, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share of $57.01 and had an estimated fair value of $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date.
On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased during the three months ended March 31, 2019.
On March 1, 2018, the Company and its subsidiary Ashford Hospitality Holdings LLC entered into a $35.0 million senior revolving credit facility with Bank of America, N.A. The credit facility provides for a three-year revolving line of credit. There is a one-year extension option subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions.
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
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate subsidiary notes payable, net was $24.6 million and $17.8 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our subsidiaries were in compliance with all financial debt covenants. For further discussion see note 6 to our condensed consolidated financial statements.

Sources and Uses of Cash
As of March 31, 2019 and December 31, 2018, we had $40.0 million and $51.5 million of cash and cash equivalents, respectively, and $12.6 million and $7.9 million of restricted cash, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $2.3 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively. The lower cash flows provided by operating activities in the three months ended March 31, 2019, were due primarily to the timing of payments to vendors and timing of operating subsidiaries’ receipt of revenues, partially offset by an increase in earnings.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2019, net cash flows used in investing activities were $13.7 million due to the acquisition of BAV Services for $4.3 million ($5.0 million cash consideration less working capital adjustments of approximately $700,000) and the $2.2 million investment in REA Holdings. Capital expenditures include $5.0 million related to our ERFP agreement with Ashford Trust, $1.7 million of audio visual equipment and FF&E, and $499,000 for RED marine vessels.
For the three months ended March 31, 2018, net cash flows used in investing activities were $3.9 million due to capital expenditures of $2.7 million related to purchases of FF&E, including audio visual equipment and computer software, and $1.2 million for RED marine vessels.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2019, net cash flows provided by financing activities were $4.6 million. These cash flows consisted of $6.6 million of proceeds from borrowings on notes payable, $727,000 of net borrowings on our revolving credit facilities, $455,000 of contributions from noncontrolling interests in a consolidated entity, and net repayments in advances to employees of $249,000 associated with tax withholdings for restricted stock vesting. These were offset by $2.8 million of payments for dividends on our preferred stock, $581,000 of payments on notes payable and capital leases, $4,000 in distributions to non-controlling interests, and $41,000 of loan cost payments.
For the three months ended March 31, 2018, net cash flows provided by financing activities were $4.1 million. These cash flows consisted of $2.7 million of contributions from noncontrolling interests in a consolidated entity, $1.4 million of proceeds from borrowings on notes payable, $412,000 of net borrowings on the J&S revolving credit facility, and net repayments in advances to employees of $105,000 associated with tax withholdings for restricted stock vestings, partially offset by $494,000 of payments on notes payable and $15,000 of loan cost payments.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2018, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K, except with respect to the Braemar ERFP Agreement described elsewhere in this MD&A in “Recent Developments”.
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K.
There have been no material changes in these critical accounting policies other than as discussed in note 2 to the condensed consolidated financial statements with respect to leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At March 31, 2019, our total indebtedness of $24.9 million included $24.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2019, would be approximately $242,000 annually. Interest rate changes have no impact on the remaining $630,000 of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2019, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. We own a controlling interest in J&S Audiovisual, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are immaterial recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of the standard on January 1, 2019. Our subsidiaries have implemented procedures to support the accounting at each subsidiary and we have implemented processes and controls to review the subsidiary level output on a quarterly basis. Additionally, we have implemented tools to calculate and controls to review our accounting for leases at the corporate level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2019, there have been no material changes to the risk factors set forth in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 1, 2019, we issued 16,529 shares of Ashford Inc. common stock in connection with the purchase of a 30% noncontrolling ownership interest in REA Holdings. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On March 1, 2019, the Company issued 61,387 shares of common stock in connection to the acquisition by J&S, our consolidated subsidiary, of a privately-held company that conducts the business of BAV Services. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”) provided under Section 4(a)(2) thereunder.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.2	Ashford Inc. Articles of Amendment (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.3	Articles Supplementary of establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.4	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.5	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.5 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
10.1
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

10.2*	Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Jeremy Welter
10.3*	Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statement of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	May 9, 2019	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 9, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer