Form 10-Q
period 2019-06-30
Ashford Inc.
filed 2019-08-08
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	2,613,884
(Class)	Outstanding at August 6, 2019

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40,039	$51,529
Restricted cash	13,276	7,914
Accounts receivable, net	9,232	4,928
Due from affiliates	93	45
Due from Ashford Trust OP	4,872	5,293
Due from Braemar OP	1,830	1,996
Inventories	1,504	1,202
Prepaid expenses and other	3,875	3,902
Total current assets	74,721	76,809
Investments in unconsolidated entities	2,990	500
Furniture, fixtures and equipment, net	62,546	47,947
Operating lease right-of-use assets	21,597	—
Goodwill	65,040	59,683
Intangible assets, net	189,742	193,194
Other assets	1,542	872
Total assets	$418,178	$379,005
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$26,154	$24,880
Dividends payable	2,791	—
Due to affiliates	726	2,032
Deferred income	138	148
Deferred compensation plan	77	173
Notes payable, net	2,933	2,595
Operating lease liabilities	2,066	—
Other liabilities	14,532	8,418
Total current liabilities	49,417	38,246
Deferred income	11,088	13,396
Deferred tax liability, net	31,750	31,506
Deferred compensation plan	6,347	10,401
Notes payable, net	21,925	15,177
Operating lease liabilities	19,546	—
Other liabilities	2,670	—
Total liabilities	142,743	108,726
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series B convertible preferred stock, $25 par value, 8,120,000 shares issued and outstanding, net of discount at June 30, 2019 and December 31, 2018	201,822	200,847
Redeemable noncontrolling interests	3,615	3,531
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,475,848 and 2,391,541 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25	24
Additional paid-in capital	289,821	280,159
Accumulated deficit	(219,965)	(214,242)
Accumulated other comprehensive income (loss)	(293)	(498)
Total stockholders’ equity of the Company	69,588	65,443
Noncontrolling interests in consolidated entities	410	458
Total equity	69,998	65,901
Total liabilities and equity	$418,178	$379,005

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Advisory services	$21,220	$24,570	$40,407	$47,102
Audio visual	30,127	23,376	61,102	46,686
Project management	7,700	—	15,490	—
Other	4,419	6,865	9,787	9,191
Total revenue	63,466	54,811	126,786	102,979
EXPENSES
Salaries and benefits	18,157	15,710	40,857	42,227
Cost of revenues for audio visual	22,229	17,021	43,668	33,608
Cost of revenues for project management	2,697	—	5,488	—
Depreciation and amortization	4,934	1,193	9,461	2,233
General and administrative	11,368	9,125	19,350	15,420
Impairment	—	—	—	1,919
Other	3,138	892	4,477	1,738
Total expenses	62,523	43,941	123,301	97,145
OPERATING INCOME (LOSS)	943	10,870	3,485	5,834
Equity in earnings (loss) of unconsolidated entities	(298)	—	(573)	—
Interest expense	(445)	(161)	(742)	(304)
Amortization of loan costs	(70)	(24)	(139)	(47)
Interest income	9	73	29	185
Other income (expense)	(42)	(221)	(95)	(260)
INCOME (LOSS) BEFORE INCOME TAXES	97	10,537	1,965	5,408
Income tax (expense) benefit	(426)	(1,605)	(1,726)	(2,311)
NET INCOME (LOSS)	(329)	8,932	239	3,097
(Income) loss from consolidated entities attributable to noncontrolling interests	131	118	294	291
Net (income) loss attributable to redeemable noncontrolling interests	310	(90)	289	(151)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	112	8,960	822	3,237
Preferred dividends	(2,791)	—	(5,583)	—
Amortization of preferred stock discount	(484)	—	(975)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,163)	$8,960	$(5,736)	$3,237

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.28)	$4.26	$(2.35)	$1.54
Weighted average common shares outstanding - basic	2,462	2,095	2,441	2,094
Diluted:
Net income (loss) attributable to common stockholders	$(3.00)	$0.93	$(3.94)	$(1.40)
Weighted average common shares outstanding - diluted	2,717	2,487	2,583	2,219
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(329)	$8,932	$239	$3,097
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	204	(137)	234	(251)
COMPREHENSIVE INCOME (LOSS)	(125)	8,795	473	2,846
Comprehensive (income) loss attributable to noncontrolling interests	131	139	294	329
Comprehensive (income) loss attributable to redeemable noncontrolling interests	294	(90)	259	(151)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$300	$8,844	$1,026	$3,024
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at March 31, 2019	2,470	$25	$287,129	$(216,703)	$(483)	$627	$70,595	8,120	$201,338	$3,810
Equity-based compensation	5	—	2,681	—	—	(27)	2,654	—	—	—
Acquisition of BAV Services	—	—	(7)	—	—	—	(7)	—	—	—
Investment in Real Estate Advisory Holdings LLC	—	—	(113)	—	—	—	(113)	—	—	—
Amortization of preferred stock discount	—	—	—	(484)	—	—	(484)	—	484	—
Dividends declared - preferred stock	—	—	—	(2,791)	—	—	(2,791)	—	—	—
Deferred compensation plan distribution	1	—	27	—	—	—	27	—	—	—
Employee advances	—	—	104	—	—	—	104	—	—	—
Redemption value adjustment	—	—	—	(99)	—	—	(99)	—	—	99
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(59)	(59)	—	—	—
Foreign currency translation adjustment	—	—	—	—	190	—	190	—	—	16
Net income (loss)	—	—	—	112	—	(131)	(19)	—	—	(310)
Balance at June 30, 2019	2,476	$25	$289,821	$(219,965)	$(293)	$410	$69,998	8,120	$201,822	$3,615

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	$458	$65,901	8,120	$200,847	$3,531
Equity-based compensation	5	—	4,836	—	—	(24)	4,812	—	—	—
Acquisition of BAV Services	60	1	3,747	—	—	—	3,748	—	—	—
Investment in Real Estate Advisory Holdings LLC	17	—	887	—	—	—	887	—	—	—
Amortization of preferred stock discount	—	—	—	(975)	—	—	(975)	—	975	—
Dividends declared - preferred stock	—	—	—	(5,583)	—	—	(5,583)	—	—	—
Deferred compensation plan distribution	2	—	73	—	—	—	73	—	—	—
Employee advances	—	—	353	—	—	—	353	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	455	455	—	—	—
Reallocation of carrying value	—	—	(234)	—	—	(122)	(356)	—	—	356
Redemption value adjustment	—	—	—	13	—	—	13	—	—	(13)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(63)	(63)	—	—	—
Foreign currency translation adjustment	—	—	—	—	205	—	205	—	—	30
Net income (loss)	—	—	—	822	—	(294)	528	—	—	(289)
Balance at June 30, 2019	2,476	$25	$289,821	$(219,965)	$(293)	$410	$69,998	8,120	$201,822	$3,615

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at March 31, 2018	2,103	$21	$255,037	$(224,281)	$(232)	$1,560	32,105	—	$—	$4,662
Equity-based compensation	4	—	2,272	—	—	—	2,272	—	—	—
Deferred compensation plan distribution	2	—	54	—	—	—	54	—	—	—
Employee advances	—	—	(60)	—	—	—	(60)	—	—	—
Redemption value adjustment	—	—	—	(100)	—	—	(100)	—	—	100
Distributions to consolidated noncontrolling interests	—	—	—	(14)	—	—	(14)	—	—	—
Foreign currency translation adjustment	—	—	—	—	(116)	(21)	(137)	—	—	—
Net income (loss)	—	—	—	8,960	—	(118)	8,842	—	—	90
Balance at June 30, 2018	2,109	$21	$257,303	$(215,435)	$(348)	$1,421	$42,962	—	$—	$4,852

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2017	2,094	$21	$249,695	$(219,396)	$(135)	$772	30,957	—	$—	$5,111
Equity-based compensation	4	—	6,061	—	—	8	6,069	—	—	—
Deferred compensation plan distribution	2	—	134	—	—	—	134	—	—	—
Employee advances	—	—	45	—	—	—	45	—	—	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	838	—	—	(838)
Contributions from noncontrolling interests	—	—	—	—	—	2,666	2,666	—	—	—
Reallocation of carrying value	—	—	530	—	—	(1,696)	(1,166)	—	—	1,166
Redemption value adjustment	—	—	—	738	—	—	738	—	—	(738)
Distributions to consolidated noncontrolling interests	—	—	—	(14)	—	—	(14)	—	—	—
Foreign currency translation adjustment	—	—	—	—	(213)	(38)	(251)	—	—	—
Net income (loss)	—	—	—	3,237	—	(291)	2,946	—	—	151
Balance at June 30, 2018	2,109	$21	$257,303	$(215,435)	$(348)	$1,421	$42,962	—	$—	$4,852
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$239	$3,097
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	11,835	3,614
Change in fair value of deferred compensation plan	(4,077)	(5,814)
Equity-based compensation	4,862	6,069
Equity in (earnings) loss in unconsolidated entities	573	—
Deferred tax expense (benefit)	244	—
Change in fair value of contingent consideration	1,639	559
Impairment of furniture, fixtures and equipment	—	1,919
(Gain) loss on sale of furniture, fixtures and equipment	48	(80)
Amortization of loan costs	139	47
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(3,578)	(782)
Due from affiliates	(48)	—
Due from Ashford Trust OP	421	(121)
Due from Braemar OP	166	1,396
Inventories	(301)	(157)
Prepaid expenses and other	58	5
Operating lease right-of-use assets	874	—
Other assets	3	(658)
Accounts payable and accrued expenses	799	351
Due to affiliates	(1,236)	319
Other liabilities	5,011	3,313
Operating lease liabilities	(859)	—
Deferred income	(2,319)	(813)
Net cash provided by (used in) operating activities	14,493	12,264
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	(13,089)	—
Purchases of furniture, fixtures and equipment under the Braemar ERFP Agreement	(1,420)	—
Additions to furniture, fixtures and equipment	(3,665)	(4,535)
Proceeds from disposal of furniture, fixtures and equipment, net	58	—
Acquisition of BAV Services	(4,267)	—
Investment in Real Estate Advisory Holdings LLC	(2,176)	—
Acquisition of assets related to RED Hospitality and Leisure LLC	(988)	(3,670)
Net cash provided by (used in) investing activities	(25,547)	(8,205)
Cash Flows from Financing Activities
Payments for dividends on preferred stock	(2,791)	—
Payments on revolving credit facilities	(16,256)	(10,064)
Borrowings on revolving credit facilities	17,245	10,263
Proceeds from notes payable	7,336	1,765
Payments on notes payable and capital leases	(1,297)	(939)
Payments of loan costs	(41)	(15)
Employee advances	353	45
Contributions from noncontrolling interest	455	2,666
Distributions to noncontrolling interests in consolidated entities	(63)	(14)
Net cash provided by (used in) financing activities	4,941	3,707
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	(65)
Net change in cash, cash equivalents and restricted cash	(6,128)	7,701
Cash, cash equivalents and restricted cash at beginning of period	59,443	45,556
Cash, cash equivalents and restricted cash at end of period	$53,315	$53,257

	Six Months Ended June 30,
	2019	2018
Supplemental Cash Flow Information
Interest paid	$610	$278
Income taxes paid	1,344	598
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	73	134
Capital expenditures accrued but not paid	632	2,497
Capital lease additions	69	—
Ashford Inc. common stock consideration for purchase of OpenKey shares	—	838
Amortization of discount on preferred stock	975	—
Ashford Inc. common stock consideration for BAV Services acquisition	3,748	—
Ashford Inc. common stock consideration for investment in Real Estate Advisory Holdings LLC	887	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$51,529	$36,480
Restricted cash at beginning of period	7,914	9,076
Cash, cash equivalents and restricted cash at beginning of period	$59,443	$45,556

Cash and cash equivalents at end of period	$40,039	$40,868
Restricted cash at end of period	13,276	12,389
Cash, cash equivalents and restricted cash at end of period	$53,315	$53,257
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company”) is a Maryland corporation that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust's operating partnership, collectively. Our common stock is listed on the NYSE American LLC (“NYSE American”). As of June 30, 2019, Ashford Trust held approximately 598,000 shares of our common stock, which represented an approximate 24.2% ownership interest in Ashford Inc., and Braemar Hotels & Resorts Inc. (“Braemar”) held approximately 195,000 shares, which represented an approximate 7.9% ownership interest in the Company.
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
On January 16, 2018, the Company closed on the acquisition of a passenger vessel and other assets related to RED Hospitality & Leisure LLC (“RED”), a provider of watersports activities and other travel and transportation services. This transaction was accounted for as an asset acquisition recorded at cost and did not result in the recognition of goodwill. During 2018, RED acquired additional passenger vessels and a ferry. The Company owns an 80.0% interest in RED. See notes 2, 11 and 15.
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million (the “ERFP Commitment”) to Ashford Trust in connection with Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the ERFP Commitment to up to $100 million upon mutual agreement by the parties. Under the Ashford Trust ERFP Agreement, the Company’s ERFP Commitment will be fulfilled as the Company pays Ashford Trust 10% of each acquired hotel’s purchase price in exchange for furniture fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust rent-free. Ashford Trust must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Ashford Trust ERFP Agreement. The Ashford Trust ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Ashford Trust acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Ashford Trust’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2, 10 and 15.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington Holdings, LP (“Remington”), for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging & Hospitality, LLC (“Remington Lodging”) are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the Series B Convertible Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Monty J. Bennett, our Chief Executive Officer and Chairman of our board of directors), and his father Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust (together, the “Bennetts”). The Series B Convertible Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Cumulative dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company. See notes 4 and 12.
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
On September 28, 2018, we completed a public offering of 270,000 shares of common stock at a price to the public of $74.50 per share, resulting in gross proceeds of $20.1 million. The net proceeds from the sale of the shares, after discounts and commissions to the underwriters and offering expenses, were approximately $18.2 million. We also sold an additional 10,000 shares of common stock to the underwriters on October 10, 2018, in connection with the underwriters’ partial exercise of their over-allotment option that had been granted to them in connection with the transaction. The net proceeds from the sale of the over-allotment shares, after discounts and commissions to the underwriters, were approximately $700,000.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 1, 2019, J&S Audio Visual (“JSAV”), our consolidated subsidiary, acquired a privately-held company, BAV Services in the United States (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share (“30-Day VWAP”) of $57.01 and had an estimated fair value of approximately $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar. See note 4.
On May 31, 2019, Ashford Inc. signed a Combination Agreement, dated May 31, 2019, between the Bennetts, Remington, Remington Holdings GP, LLC, MJB Investments, LP, the Company, James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (which was subsequently amended on July 17, 2019) (the “Combination Agreement”) to acquire the Hotel Management business of Remington, a privately held company. The transaction, which is expected to close sometime in the fourth quarter of 2019, is subject to approval by Ashford Inc.’s stockholders, the receipt of an acceptable Private Letter Ruling (“PLR”) from the Internal Revenue Service and customary closing conditions. Under the terms of the agreement, Ashford Inc. will acquire Remington’s Hotel Management business for a purchase price of $275 million, payable by the issuance of $275 million of a new Series D Convertible Preferred Stock. In the previous transaction for Remington’s Project Management business, the sellers received $203 million of Series B Convertible Preferred Stock. For this transaction involving Remington’s Hotel Management business, that $203 million of Series B Convertible Preferred Stock will be exchanged for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, will be outstanding). The new Series D Convertible Preferred Stock will be convertible into shares of common stock at a price of $117.50 per share (a 164% premium to the closing price of Ashford’s common stock on the agreement date of May 31, 2019). Dividends on the Series D Convertible Preferred Stock will be payable at an annual rate of 6.59% in the first year, 6.99% in the second year, and 7.28% in the third year and each year thereafter. Voting rights of the Series D Convertible Preferred Stock will be on an as-converted basis, and the holders of the Series D Convertible Preferred Stock will have a voting limit of 40% of the total voting power of Ashford Inc. until August 8, 2023. The holders of the Series D Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company. Remington is currently owned by Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust. Ashford Inc.’s Board of Directors formed a special committee of independent and disinterested directors to analyze, negotiate, and recommend the transaction to Ashford Inc.’s Independent Directors. Ashford Inc.’s Independent Directors have unanimously recommended approval of the acquisition by Ashford Inc.’s stockholders.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment.
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.83%	88.20%	46.59%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.17%	11.80%	28.15%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.26%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$131	$1,980	$1,504	n/a	n/a
Redemption value adjustment, year-to-date	(73)	—	60	n/a	n/a
Redemption value adjustment, cumulative	105	—	2,093	n/a	n/a
Carrying value of noncontrolling interests	—	—	288	130	(8)
Assets, available only to settle subsidiary's obligations (7)	n/a	59,802	1,505	1,913	8,796
Liabilities (8)	n/a	43,078	471	1,846	4,225
Notes payable (8)	n/a	18,903	—	—	3,300
Revolving credit facility (8)	n/a	2,899	—	—	—

	December 31, 2018
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.83%	85.00%	45.61%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.17%	15.00%	29.65%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$215	$1,858	$1,458	n/a	n/a
Redemption value adjustment, year-to-date	(180)	—	12	n/a	n/a
Redemption value adjustment, cumulative	178	—	2,033	n/a	n/a
Carrying value of noncontrolling interests	—	—	308	218	(68)
Assets, available only to settle subsidiary's obligations (7)	n/a	37,141	1,410	2,267	6,807
Liabilities (8)	n/a	24,836	421	1,977	2,839
Notes payable (8)	n/a	13,614	—	—	2,480
Revolving credit facility (8)	n/a	1,733	—	60	118
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(2)
Redeemable noncontrolling interests in Ashford Hospitality Holdings LLC (“Ashford Holdings”) represent the members’ proportionate share of equity in earnings/losses of Ashford Holdings. Net income/loss attributable to the common unit holders is allocated based on the weighted average ownership percentage of the members’ interest.

(3)	Represents ownership interests in JSAV, which we consolidate under the voting interest model. JSAV provides audio visual products and services in the hospitality industry. See also notes 1, 11 and 12.

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

(6)
Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidated it. We are provided a preferred return on our investment in RED which is accounted for in our income allocation based on the applicable partnership agreement. RED is a provider of watersports activities and other travel and transportation services. See also notes 1, 11 and 18.

(7)	Total assets consist primarily of cash and cash equivalents, FF&E and other assets that can only be used to settle the subsidiaries’ obligations.

(8)
Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loans and line of credit held by RED, for which the creditor has recourse to Ashford Inc.

Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in “equity in earnings (loss) of unconsolidated entities.” No such impairment was recorded during the three and six months ended June 30, 2019 and 2018.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at June 30, 2019 and December 31, 2018. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and six months ended June 30, 2019 and 2018.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

June 30, 2019
Carrying value of the investment in REA Holdings	$2,490
Ownership interest in REA Holdings	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Equity in earnings (loss) in unconsolidated entities	$(298)	$(573)
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
Certain of our business combinations include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to post-combination period performance targets and stock consideration collars. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the post-combination period. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings. See note 4 for additional information regarding contingent consideration arising from business acquisitions.
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
Furniture, Fixtures and Equipment, net—We record FF&E at cost. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Assets are depreciated using the straight-line method over the estimated useful lives of the assets. As of June 30, 2019 and December 31, 2018, FF&E, net of accumulated depreciation, included ERFP assets of $29.0 million and $16.1 million, audio visual equipment at JSAV of $16.7 million and $13.4 million and marine vessels at RED of $5.7 million and $5.7 million, respectively.
Impairment of Furniture, Fixtures and Equipment—FF&E are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. No impairment charges were recorded for the three and six months ended June 30, 2019. We recorded impairment charges of $0 and $1.9 million for the three and six months ended June 30, 2018, respectively. The impairment in 2018 was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of JSAV. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. We determine the fair value of a reporting unit based on either a market valuation approach or an analysis of discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Based on the results of our annual impairment assessments, no impairment of goodwill or trademark rights was indicated. In the second quarter of 2019, the Company identified a potential indicator of goodwill impairment in our reporting units due to a decline in the price of our common stock. We performed an interim qualitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of June 30, 2019. Based on our assessment, goodwill was not impaired as of June 30, 2019.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships and management contracts resulting from our acquisitions of Premier, JSAV, BAV and Pure Wellness. Definite-lived intangible assets are amortized over their respective estimated useful lives in a manner that approximates the pattern of the assets’ economic benefit to the Company, or using the straight-line method if not materially different. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of June 30, 2019.
Other Liabilities—As of June 30, 2019 and December 31, 2018, other current liabilities included reserves in the amount of $13.4 million and $7.8 million, respectively, related primarily to Ashford Trust and Braemar properties’ casualty insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. See note 15. Other non-current liabilities were $2.7 million and $0 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, other non-current liabilities included our remaining consideration of $500,000 and the fair value of contingent consideration of $2.2 million due to the sellers of BAV resulting from JSAV’s acquisition of BAV in March of 2019. See note 4.
Revenue Recognition—See note 3.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Salaries and benefits includes expense for equity grants of Ashford Trust and Braemar common stock and performance-based Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount, included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See note 14.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
Equity-Based Compensation—Our equity incentive plan provides for the grant of restricted or unrestricted shares of our common stock, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “salaries and benefits,” equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “advisory services” revenue.
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
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the JSAV operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income (loss) is presented on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
Due to Affiliates—Due to affiliates represents current payables resulting primarily from general and administrative expense, and FF&E reimbursements. Due to affiliates is generally settled within a period not exceeding one year.
Leases—We determine if an arrangement is a lease at the inception of the contract. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. See note 7.
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
Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $26.2 million as of January 1, 2019, which primarily relates to certain office space, warehouse facilities, vehicles and equipment. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessor, except as it pertains to our rent-free leases of FF&E with Ashford Trust and Braemar. The new standard requires leases with related parties entered into on or after January 1, 2019, to be accounted for in accordance with the legally enforceable terms and conditions of the lease (i.e. zero rent payments). Therefore, we will no longer allocate a portion of base advisory fee revenue to lease revenue in an amount equal to the estimated fair value of the lease payments that would have been made because ERFP leases are rent-free. For historical leases related to our key money and ERFP programs that were in place upon adoption of the new standard on January 1, 2019, we will continue allocating a portion of base advisory fee revenue to lease revenue consistent with our historical accounting for the remainder of the applicable lease terms. See note 7.
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

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees and expense reimbursements that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to June 26, 2018, the base fee was paid quarterly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. For Braemar, prior to January 15, 2019, the base fee was paid monthly and was fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement on January 15, 2019, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in the advisory agreement, as amended, subject to certain minimums. Reimbursements for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are recognized when services have been rendered. We record advisory revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.”
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
Audio Visual Revenue
Audio visual revenue primarily consists of revenue generated within our JSAV segment by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. We also evaluate whether it is appropriate to present (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue, or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are generally subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of equipment, amortization of signing bonuses, as well as other costs such as supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal.
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
Other Revenue
Other revenue includes revenues provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through provision of ferry services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital (“Lismore”), our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.
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

	Deferred Revenue
	2019	2018
Balance as of March 31	$13,171	$13,194
Increases to deferred revenue	703	1,553
Recognition of revenue (1)	(2,648)	(1,636)
Balance as of June 30	$11,226	$13,111
________

(1)
Deferred revenue recognized in the three months ended June 30, 2019, includes (a) $656,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.4 million of audio visual revenue and (c) $592,000 of “other services” revenue earned by our hospitality products and services companies. Deferred revenue recognized in the three months ended June 30, 2018, includes (a) $542,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $833,000 of audio visual revenue and (c) $261,000 of “other services” revenue earned by our hospitality products and services companies.

	Deferred Revenue
	2019	2018
Balance as of January 1	$13,544	$13,899
Increases to deferred revenue	2,749	3,588
Recognition of revenue (1)	(5,067)	(4,376)
Balance as of June 30	$11,226	$13,111
________

(1)
Deferred revenue recognized in the six months ended June 30, 2019, includes (a) $1.4 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.4 million of audio visual revenue and (c) $1.2 million of “other services” revenue earned by our hospitality products and services companies. Deferred revenue recognized in the six months ended June 30, 2018, includes (a) $890,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.7 million of audio visual revenue and (c) $772,000 of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at June 30, 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $9.2 million and $4.9 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $4.9 million and $5.3 million in “due from Ashford Trust OP”, and $1.8 million and $2.0 million included in “due from Braemar OP” related to REIT advisory services at June 30, 2019 and December 31, 2018, respectively. We had no significant impairments related to these receivables during the three and six months ended June 30, 2019 and 2018.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregated Revenue
Our revenues were comprised of the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory services revenue:
Base advisory fee	$11,190	$11,174	$21,812	$21,885
Incentive advisory fee	169	452	339	904
Reimbursable expenses	3,220	2,496	5,729	4,445
Equity-based compensation	6,511	10,318	12,269	19,610
Other advisory revenue	130	130	258	258
Total advisory services revenue (2)	21,220	24,570	40,407	47,102

Audio visual revenue	30,127	23,376	61,102	46,686

Project management revenue	7,700	—	15,490	—

Other revenue:
Investment management reimbursements (2)	337	329	695	511
Debt placement fees (3)	79	4,959	1,433	5,591
Claims management services (2)	55	50	96	105
Lease revenue (2)	1,029	251	2,059	503
Other services (4)	2,919	1,276	5,504	2,481
Total other revenue	4,419	6,865	9,787	9,191

Total revenue	$63,466	$54,811	$126,786	$102,979

REVENUE BY SEGMENT (1)
REIT advisory	$22,641	$25,198	$43,257	$48,219
Premier	7,700	—	15,490	—
JSAV	30,127	23,376	61,102	46,686
OpenKey	194	153	451	472
Corporate and other	2,804	6,084	6,486	7,602
Total revenue	$63,466	$54,811	$126,786	$102,979
________

(1)
We have four reportable segments: REIT Advisory, Premier, JSAV and OpenKey. We combine the operating results of RED, Pure Wellness and Lismore into an “all other” category, which we refer to as “Corporate and Other.” See note 17 for discussion of segment reporting.

(2)	Indicates REIT advisory revenue.

(3)	Debt placement fees are earned by Lismore for providing debt placement services to Ashford Trust and Braemar.

(4)	Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and third parties.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Geographic Information
Our REIT Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$24,548	$16,210	$47,690	$32,162
Mexico	3,757	5,257	9,485	10,717
Dominican Republic	1,822	1,909	3,927	3,807
	$30,127	$23,376	$61,102	$46,686
4. Acquisitions
BAV
On March 1, 2019, JSAV acquired a privately-held company, BAV Services in the United States (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%.
The purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share (“30-Day VWAP”) of $57.01 and had an estimated fair value of approximately $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar. In the event that the price of the Company’s common stock on the six month anniversary of the closing date of the acquisition is less than 90% of the price of the Company’s common stock at the acquisition date, the Company will pay to the sellers a cash payment, if greater than zero, equal to the amount by which the value of the Company’s common stock is less than $3.2 million. In the event that the price of the Company’s common stock on the six month anniversary of the closing date of the acquisition is greater than 110% of the price of the Company’s common stock on the acquisition date, the sellers will transfer back to the Company the number of shares equal to the amount by which the value of the Company’s common stock is greater than $3.9 million. The price of the Company’s common stock on the six month anniversary shall be determined using the 30-Day VWAP as of the date which is six months after the closing date of the acquisition. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in the condensed consolidated statements of operations. See note 8 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to furniture, fixtures and equipment, and intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Term loan	$5,000
Less working capital adjustments	(733)
Fair value of Ashford Inc. common stock issued	3,748
Stock consideration payable	500
Fair value of contingent consideration	1,384
Purchase price consideration	$9,899

	Fair Value	Estimated Useful Life
Current assets	$754
Furniture, fixtures and equipment	2,055	5 years
Goodwill	5,357
Trademarks	350
Customer relationships	2,200	15 years
Total assets acquired	10,716
Current liabilities	567
Noncurrent liabilities	250
Total assumed liabilities	817
Net assets acquired	$9,899
We expect approximately $5.4 million of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding BAV’s operations through our relationship with JSAV.
Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and six months ended June 30, 2019, include total revenues from BAV of $3.9 million and $5.7 million, respectively. In addition, our condensed consolidated statements of operations for the three and six months ended June 30, 2019, include net income from BAV of $619,000 and $947,000, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
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
The fair value of the purchase price and the preliminary allocation of the purchase price is as follows (in thousands):

Series B convertible preferred stock	$203,000
Preferred stock discount	(2,883)
Total fair value of purchase price	$200,117

	Fair Value	Estimated Useful Life
Current assets including cash	$3,878
Furniture, fixtures and equipment	47
Goodwill	53,517
Management contracts	188,800	30 years
Total assets acquired	246,242
Current liabilities	2,378
Deferred tax liability	43,747
Total assumed liabilities	46,125
Net assets acquired	$200,117
We do not expect any of the goodwill balance to be deductible for tax purposes.
Results of Premier
The results of operations of Premier have been included in our results of operations since the acquisition date. Our condensed consolidated statement of operations for the three and six months ended June 30, 2019, include total revenue of $7.7 million and $15.5 million, respectively. In addition, our condensed consolidated statements of operations for the three and six months ended June 30, 2019, include net income of $302,000 and $878,000, respectively, from Premier. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Premier and BAV acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2018, and the removal of $6,000 and $376,000 of transaction costs directly attributable to the acquisitions for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$63,466	$65,117	$128,705	$124,386
Net income (loss)	(335)	11,518	596	8,251
Net income (loss) attributable to the Company	106	11,559	1,122	8,391
The acquisition of certain assets related to RED on January 16, 2018, was treated as an acquisition of property and equipment so the pro forma results of operations of RED are not included above.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the six months ended June 30, 2019, are as follows (in thousands):

	Premier	JSAV	Corporate and Other	Consolidated
Balance at December 31, 2018	$53,517	$5,384	$782	$59,683
Changes in goodwill:
Additions (1)	—	5,357	—	5,357
Adjustments	—	—	—	—
Balance at June 30, 2019	$53,517	$10,741	$782	$65,040
________
(1) The addition of approximately $5.4 million relates to the preliminary valuation of assets and liabilities related to JSAV’s acquisition of BAV.
Intangible assets, net as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Pure Wellness customer relationships	$175	$(79)	$96	$175	$(61)	$114
JSAV customer relationships	8,719	(1,601)	7,118	6,519	(1,087)	5,432
Premier management contracts	188,800	(9,823)	178,977	188,800	(4,353)	184,447
	$197,694	$(11,503)	$186,191	$195,494	$(5,501)	$189,993

Indefinite-lived intangible assets:
JSAV trademarks	$3,551			$3,201
	$3,551			$3,201
Amortization expense for definite-lived intangible assets was $3.0 million and $6.0 million for the three and six months ended June 30, 2019, respectively. Amortization expense for definite-lived intangible assets was $243,000 and $485,000 for the three and six months ended June 30, 2018, respectively. Customer relationships and management contracts for Pure Wellness and Premier were assigned a useful life of 5 years and 30 years, respectively. Customer relationships for JSAV, which includes those related to BAV, were assigned useful lives between 7 and 15 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	June 30, 2019	December 31, 2018
Senior revolving credit facility (7)	Ashford Inc.	March 1, 2021	Base Rate (1) + 2.00% to 2.50% or LIBOR (2) + 3.00% to 3.50%	$—	$—
Term loan (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	13,325	8,917
Revolving credit facility (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	2,899	1,733
Capital lease obligations (5)	JSAV	Various	Various - fixed	467	661
Equipment note (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	3,261	2,087
Draw term loan (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	1,850	1,950
Revolving credit facility (5) (10)	OpenKey	April 30, 2020	Prime Rate (4) + 2.75%	—	—
Revolving credit facility (5) (11)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	—	60
Term loan (6) (12)	RED	April 5, 2025	Prime Rate (4) + 1.75%	651	695
Revolving credit facility (6) (13)	RED	February 5, 2020	Prime Rate (4) + 1.75%	—	118
Draw term loan (6) (14)	RED	December 5, 2026	Prime Rate (4) + 1.75%	923	—
Term loan (6) (15)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,726	1,785
Notes payable				25,102	18,006
Less deferred loan costs, net				(244)	(234)
Notes payable less net deferred loan costs				24,858	17,772
Less current portion				(2,933)	(2,595)
Notes payable, net - non-current				$21,925	$15,177
__________________

(1)	Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(2)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.

(3)	The one-month LIBOR rate was 2.40% and 2.50% at June 30, 2019 and December 31, 2018, respectively.

(4)	Prime Rate was 5.50% and 5.50% at June 30, 2019 and December 31, 2018, respectively.

(5)	Creditors do not have recourse to Ashford Inc.

(6)	Creditors have recourse to Ashford Inc.

(7)
The Company has a $35.0 million senior revolving credit facility with Bank of America, N.A. There is a one-year extension option subject to the satisfaction of certain conditions. The credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions.

(8)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing term loan and borrowed an additional $5.0 million. The revolving credit facility was also amended to increase the borrowing capacity from $3.0 million to $3.5 million. In connection with the term loan, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at June 30, 2019 and December 31, 2018, was not material. As of June 30, 2019, $601,000 of credit was available under the revolving credit facility.

(9)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing equipment note and draw term note to increase the borrowing capacity to $8.0 million and $2.4 million, respectively. All the loans are partially secured by a security interest on all of the assets and equity interests of JSAV.

(10)
On November 8, 2018, OpenKey renewed the Loan and Security Agreement that expired in October 2018 for a revolving credit facility in the amount of $1.5 million. The credit facility is secured by all of OpenKey's assets. As of June 30, 2019, OpenKey had no borrowings outstanding and the $1.5 million revolving credit facility funds were no longer available.

(11)	On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. In February 2019, the remaining $60,000 balance on the line of credit was paid off.

(12)	On March 23, 2018, RED entered into a term loan of $750,000.

(13)
On February 28, 2019, RED renewed its $250,000 revolving credit facility. The revolving credit facility provides RED with available borrowings up to a total of $250,000. As of June 30, 2019, $250,000 was available under the revolving credit facility.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(14)	On February 27, 2019, RED entered into a draw term loan in the amount of $1.4 million. As of June 30, 2019, $477,000 was available under the draw term loan.

(15)	On August 31, 2018, RED entered into a term loan of $1.8 million.
7. Leases
We lease certain office space, warehouse facilities, vehicles and equipment. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. Operating lease obligations expire at various dates with the latest maturity in 2028. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the three and six months ended June 30, 2018, we recorded rental expense of $348,000 and $690,000, respectively.
We lease certain equipment under finance leases. The net book value of these assets was approximately $775,000 and $807,000 as of June 30, 2019 and December 31, 2018, respectively. The net book value of these assets is included in “furniture, fixtures and equipment, net” in our condensed consolidated balance sheets. Amortization of assets under finance leases is included in “depreciation and amortization” expense in our condensed consolidated statement of operations.

During the second quarter of 2019, we exercised our option to modify our corporate office lease agreement for the remainder of the lease term to reduce the amount of office space and the annual lease payment. This modification resulted in a reduction of the operating lease right-of-use asset and operating lease liability by approximately $4.1 million.
As of June 30, 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$21,597
Finance lease assets	Furniture, fixtures and equipment, net	775
Total leased assets		$22,372

Liabilities
Current
Operating	Operating lease liabilities	$2,066
Finance	Notes payable, net	318
Noncurrent
Operating	Operating lease liabilities	19,546
Finance	Notes payable, net	149
Total leased liabilities		$22,079

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)
Rent expense	General and administrative	$747	$1,536
Rent expense	Cost of revenues for project management	35	73
Finance lease cost
Amortization of leased assets	Depreciation and amortization	58	126
Interest on lease liabilities	Interest expense	8	15
Total lease cost		$848	$1,750
__________________

(1)	Includes short-term and variable lease expense which were immaterial for the three and six months ended June 30, 2019.
For the six months ended June 30, 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,609
Financing cash flows from finance leases	323
As of June 30, 2019, future minimum lease payments on operating and financing leases were as follows (in thousands):

	Operating Leases	Financing Leases
2019	$1,609	$248
2020	3,144	132
2021	2,963	60
2022	2,756	42
2023	2,574	10
Thereafter	17,501	—
Total minimum lease payments	$30,547	$492
Imputed interest	(8,935)	(25)
Present value of minimum lease payments	$21,612	$467

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
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

June 30, 2019
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	12.6
Finance leases	1.6
Weighted-average discount rate
Operating leases	5.6%
Finance leases	5.5%
__________________

(1)
The weighted-average remaining lease term for our operating leases includes two optional 10 year extension periods for our JSAV headquarters in Irving, Texas, as failure to renew the lease would result in JSAV incurring significant relocation costs.

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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
June 30, 2019
Liabilities
Contingent consideration	$(853)	(1)	$—	$(2,170)	(2)	$(3,023)
Deferred compensation plan	(6,424)		—	—		(6,424)
Total	$(7,277)		$—	$(2,170)		$(9,447)
__________________
(1) Represents the fair value of the contingent consideration liability related to the stock consideration collar associated with the acquisition of BAV. Reported as other current liabilities in the condensed consolidated balance sheets. See note 4.
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of BAV. Reported as other noncurrent liabilities in the condensed consolidated balance sheets. See note 4.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Liabilities
Deferred compensation plan	(10,574)	—	—	(10,574)
Total	$(10,574)	$—	$—	$(10,574)

The following tables presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2018	$—
Acquisitions	(1,384)
Gains (losses) included in earnings (2)	(786)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at June 30, 2019	$(2,170)
__________________

(1)
Includes JSAV’s contingent consideration associated with the acquisition of BAV in March of 2019, which is carried at fair value in the condensed consolidated balance sheets within “other liabilities, noncurrent.” The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant inputs in the Level 3 measurement of the contingent consideration include the timing and amount of the ultimate payout based on our estimate of BAV operating performance during the earn-out period, calculated in accordance with the applicable agreement, and the risk adjusted discount rate used to discount the future payment.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Liabilities
Contingent consideration	(1,621)	(1)	(346)	(2)	(1,639)	(1)	(559)	(2)
Deferred compensation plan (3)	4,817		6,375		4,077		5,814
Total	$3,196		$6,029		$2,438		$5,255
__________________

(1)
Represents the changes in fair value of the contingent consideration liabilities related to the achievement of certain performance targets and stock consideration collar associated with the acquisition of BAV reported as a component of “other operating expense” in the condensed consolidated statements of operations. See note 4.

(2)
Represents the accretion of contingent consideration associated with the acquisition JSAV in November of 2017, which was settled in the third quarter of 2018. Reported as “other operating expense” in the condensed consolidated statements of operations.

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

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$6,424	$6,424	$10,574	$10,574
Contingent consideration	3,023	3,023	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$40,039	$40,039	$51,529	$51,529
Restricted cash	13,276	13,276	7,914	7,914
Accounts receivable, net	9,232	9,232	4,928	4,928
Due from affiliates	93	93	45	45
Due from Ashford Trust OP	4,872	4,872	5,293	5,293
Due from Braemar OP	1,830	1,830	1,996	1,996
Investments in unconsolidated entities	2,990	2,990	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$26,154	$26,154	$24,880	$24,880
Dividends payable	2,791	2,791	—	—
Due to affiliates	726	726	2,032	2,032
Other liabilities	14,179	14,179	8,418	8,418
Notes payable	25,102	23,591 to 26,075	18,006	16,681 to 18,437
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contingent consideration. The liability associated with JSAV’s acquisition of BAV is carried at fair value based on the terms of the acquisition agreement and any changes to fair value are recorded in “other” operating expenses in the condensed consolidated statements of operations. See note 8.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from affiliates, due from Ashford Trust OP, due from Braemar OP, accounts payable and accrued expenses, dividends payable, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
10. Commitments and Contingencies
Purchase Commitment—As of June 30, 2019, we had approximately $20.8 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement and $48.6 million of remaining purchase commitments related to our Braemar ERFP Agreement. See “ERFP Commitments” within note 15.
Contingent Consideration—We had total acquisition-related contingent consideration liabilities outstanding of approximately $3.0 million and $0 primarily related to achievement of certain performance targets and stock consideration collars, as of June 30, 2019 and December 31, 2018, respectively. See note 4.
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
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Income) loss allocated to noncontrolling interests:
JSAV	$—	$(82)	$—	$(93)
OpenKey	152	187	329	343
RED	(26)	5	(60)	(2)
Pure Wellness	5	8	25	43
Total net (income) loss allocated to noncontrolling interests	$131	$118	$294	$291

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
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$6	$(18)	$10	$(6)
JSAV	133	(295)	(94)	(650)
OpenKey	171	223	373	505
Total net (income) loss allocated to redeemable noncontrolling interests	$310	$(90)	$289	$(151)
Preferred Stock—On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of Series B Convertible Preferred Stock to the Remington Sellers. The Series B Convertible Preferred Stock has a conversion price of $140 per share and, if converted, would convert into 1,450,000 shares of our common stock. Cumulative dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Under the applicable authoritative accounting guidance, this increasing dividend rate feature results in a discount that must be reflected in the fair value of the preferred stock, which is reflected in “Series B convertible preferred stock, net of discount” on our condensed consolidated balance sheets. For the three and six months ended June 30, 2019, we recorded $484,000 and $975,000, respectively, of amortization related to the preferred stock discount.
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
The holder of the Series B Convertible Preferred Stock also participate in any dividend or distribution paid on the Company’s common stock. If the Company declares or pays a dividend or distribution to the common stockholders, the Company will simultaneously declare and pay a dividend on the Series B Convertible Preferred Stock on a pro rata basis with the common stock as determined on an as-converted basis assuming all shares have been converted immediately prior to the date of record.
After the seventh anniversary of the closing of the acquisition of Premier, we have the option to redeem all or any portion of the Series B Convertible Preferred Stock in a minimum amount of $25.0 million on a pro rata basis among all covered investors unless, no less than 15 days before the closing of the purchase transaction, the participating covered investors specify an alternative allocation of the Series B Convertible Preferred Stock subject to the redemption (the “Call Option”), at a price per share equal to the sum of (i) $25.125 (as adjusted for any applicable stock splits or similar transactions) plus (ii) all accrued but unpaid dividends. The purchase price is payable only in cash. The notice of exercise of the Call Option does not limit or restrict any covered investor’s right to convert the Series B Convertible Preferred Stock into shares of our common stock prior to the closing of the Call Option.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Declared Series B Convertible Preferred Stock cumulative dividends for all issued and outstanding shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Preferred dividends	$2,791	—	$5,583	$—
Preferred dividends per share	$0.3438	—	$0.6875	$—
13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three and six months ended June 30, 2019 and 2018 are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity-based compensation
Stock option amortization (1)	$2,043	$1,917	$4,194	$5,674
Employee equity grant expense (2)	57	—	57	—
Director and other non-employee equity grants expense (3)	604	355	611	395
Total equity-based compensation	$2,704	$2,272	$4,862	$6,069

Other equity-based compensation
REIT equity-based compensation (4)	$6,615	$10,318	$12,483	$19,610
	$9,319	$12,590	$17,345	$25,679
________

(1)
As of June 30, 2019, the Company had approximately $14.8 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.8 years. During the six months ended June 30, 2018, we recorded approximately $2.5 million of equity-based compensation expense related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(2)
As of June 30, 2019, the Company had approximately $141,000 of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.75 years.

(3)
Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. See “Equity-based Compensation” in note 2.

(4)
REIT equity-based compensation expense is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. and Premier. During the three months ended June 30, 2019, $16,000 and $89,000 of equity based compensation expense related to REIT awards to the employees of Premier was included in “salaries and benefits” and “cost of revenues for project management”, respectively, on our condensed consolidated statements of operations. During the six months ended June 30, 2019, $46,000 and $168,000 of equity based compensation expense related to REIT awards to the employees of Premier was included in “salaries and benefits” and “cost of revenues for project management”, respectively, on our condensed consolidated statements of operations. During the six months ended June 30, 2018, REIT equity-based compensation included $6.7 million of expense related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018. See notes 2 and 15.

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
The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in fair value
Unrealized gain (loss)	$4,817	$6,375	$4,077	$5,814

Distributions
Fair value (1)	$27	$54	$73	$134
Shares (1)	1	1	2	2
________

(1)	Distributions made to one participant.
As of June 30, 2019 and December 31, 2018 the carrying value of the DCP liability was $6.4 million and $10.6 million, respectively.
15. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. Prior to June 26, 2018, the base fee was paid quarterly based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.50% and 0.70% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the Ashford Trust ERFP Agreement on June 29, 2018, the base fee is paid monthly as a percentage of Ashford Trust’s total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. At June 30, 2019, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condition, as defined in our advisory agreement. In addition to our advisory agreement with Ashford Trust and Ashford Trust OP, Premier is party to a master project management agreement with Ashford Trust OP and Ashford Trust TRS to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$8,415	$8,862	$16,460	$17,466
Reimbursable expenses (1)	2,658	1,997	4,698	3,526
Equity-based compensation (2)	4,548	8,940	8,837	15,685
Incentive advisory fee (3)	—	452	—	904
Total advisory services revenue	15,621	20,251	29,995	37,581

Audio visual revenue (4)	—	88	—	88
Project management revenue (5)	5,076	—	10,015	—

Other revenue
Investment management reimbursements (6)	337	329	695	511
Debt placement fees (7)	79	3,959	1,158	4,591
Claim management services (8)	20	18	31	36
Lease revenue (9)	945	167	1,891	335
Other services (10)	409	387	876	687
Total other revenue	1,790	4,860	4,651	6,160

Total revenue	$22,487	$25,199	$44,661	$43,829

REVENUE BY SEGMENT (11)
REIT advisory	$16,923	$20,765	$32,612	$38,463
Premier	5,076	—	10,015	—
JSAV	—	88	—	88
OpenKey	27	23	55	47
Corporate and other	461	4,323	1,979	5,231
Total revenue	$22,487	$25,199	$44,661	$43,829

COST OF REVENUES
Cost of audio visual revenues (4)	$1,862	$836	$3,546	$1,190
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and six months ended June 30, 2019, we recognized $491,000 and $1.1 million, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and six months ended June 30, 2018, we recognized $384,000 and $586,000, respectively, of deferred income from reimbursable expenses related to software implementation costs.

(2)	Equity-based compensation revenue is associated with equity grants of Ashford Trust’s common stock and LTIP units awarded

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

(4)
JSAV primarily contracts directly with customers to whom it provides audio visual services. JSAV recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 3 for discussion of the audio visual revenue recognition policy.

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

(6)
Investment management reimbursements include Ashford Investment Management, LLC’s (“AIM”) management of Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(7)	Debt placement fees are earned by Lismore for providing debt placement services.

(8)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness.

(11)	See note 17 for discussion of segment reporting.
The following table summarizes amounts due (to) from Ashford Trust OP, net at June 30, 2019 and December 31, 2018, associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	June 30, 2019	December 31, 2018
Ashford LLC	$1,062	$2,337
AIM	123	99
Premier	1,937	1,611
JSAV	1,407	826
OpenKey	5	2
Pure Wellness	338	418
Due from Ashford Trust OP	$4,872	$5,293
We are also a party to an amended and restated advisory agreement with Braemar and Braemar OP. Prior to January 15, 2019, the base fee was paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Upon effectiveness of the Braemar ERFP agreement on January 15, 2019, the base fee is paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. Reimbursement for overhead, internal audit, risk

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement. In addition to our advisory agreement with Braemar and Braemar OP, Premier is party to a master project management agreement with Braemar OP and Braemar TRS to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar OP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$2,775	$2,312	$5,352	$4,419
Reimbursable expenses (1)	562	499	1,031	919
Equity-based compensation (2)	1,963	1,378	3,432	3,925
Incentive advisory fee (3)	169	—	339	—
Other advisory revenue (4)	130	130	258	258
Total advisory services revenue	5,599	4,319	10,412	9,521

Audio visual revenue (5)	—	—	—	—
Project management revenue (6)	2,493	—	5,240	—

Other revenue
Debt placement fees (7)	—	1,000	275	1,000
Claims management services (8)	35	32	65	69
Lease revenue (9)	84	84	168	168
Other services (10)	279	208	548	419
Total other revenue	398	1,324	1,056	1,656

Total revenue	$8,490	$5,643	$16,708	$11,177

REVENUE BY SEGMENT (11)
REIT advisory	$5,718	$4,435	$10,645	$9,758
Premier	2,493	—	5,240	—
JSAV (11)	—	—	—	—
OpenKey	13	11	33	16
Corporate and other	266	1,197	790	1,403
Total revenue	$8,490	$5,643	$16,708	$11,177

COST OF REVENUES
Cost of audio visual revenues (5)	$119	$—	$205	$—
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and six months ended June 30, 2019, we recognized $36,000 and $80,000, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and six months ended June 30, 2018, we recognized $29,000 and $44,000, respectively, of deferred income from reimbursable expenses related to software implementation costs.

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

(3)
Incentive advisory fee for the three and six months ended June 30, 2019, includes the pro-rata portion of the second year installment of the 2018 incentive advisory fee, which will be paid in January 2020. Incentive fee payments are subject to

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. For the three and six months ended June 30, 2018, no incentive advisory fee was recognized as Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods. See note 3.

(4)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

(5)
JSAV primarily contracts directly with customers to whom it provides audio visual services. JSAV recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Braemar, are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 3 for discussion of the audio visual revenue recognition policy.

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

(7)	Debt placement fees are earned by Lismore for providing debt placement services.

(8)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is associated with other hotel products and services, such as mobile key applications, marine vessel transportation and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey, RED and Pure Wellness.

(11)	See note 17 for discussion of segment reporting.
The following table summarizes amounts due (to) from Braemar OP, net at June 30, 2019 and December 31, 2018 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	June 30, 2019	December 31, 2018
Ashford LLC	$750	$941
Premier	805	949
JSAV	109	4
OpenKey	1	12
RED	129	60
Pure Wellness	36	30
Due from Braemar OP	$1,830	$1,996

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
The changes in our ERFP Commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through June 30, 2019, as well as the unfunded ERFP Commitments as of June 30, 2019, for hotels acquired by the REITs are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
Initial ERFP Commitment	50,000	—	50,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	(5,000)	—	(5,000)
ERFP Commitments remaining at December 31, 2018	$33,900	$—	$33,900
Initial ERFP Commitment	—	50,000	50,000
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP payment—Embassy Suites New York Manhattan Times Square	(8,089)	—	(8,089)
ERFP payment—Ritz-Carlton, Lake Tahoe	—	(1,420)	(1,420)
ERFP Commitments remaining at June 30, 2019 (1)	$20,811	$48,580	$69,391

	Ashford Trust	Braemar	Total
Unfunded ERFP Commitments for hotels acquired by REITs:
Embassy Suites New York Manhattan Times Square	$11,411	$—	$11,411
Ritz-Carlton, Lake Tahoe	—	8,880	8,880
Unfunded ERFP Commitments at June 30, 2019	$11,411	$8,880	$20,291
________
(1)    See note 10.
Other Related Party Transactions—We reimburse Remington and its subsidiaries, which are beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus, for various overhead expenses, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and actual amounts incurred, and the allocations are approved quarterly by Ashford Inc. and Remington management. These reimbursements are included in “general and administrative” and “cost of revenues for project management” expenses on the condensed consolidated statements of operations. The charges totaled $2.5 million and $4.3 million, for the three and six months ended June 30, 2019, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2018, respectively. The amounts due under these arrangements as of June 30, 2019 and December 31, 2018, are included in “due to affiliates” on our condensed consolidated balance sheets.
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
Ashford Trust held a 16.64% and 16.30% noncontrolling interest in OpenKey, and Braemar held an 8.40% and 8.21% noncontrolling interest in OpenKey as of June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, Ashford Trust invested $299,000 and $299,000, respectively, and Braemar invested $156,000 and $156,000, respectively in OpenKey. During the three and six months ended June 30, 2018, Ashford Trust invested $0 and $667,000, respectively, and Braemar invested $0 and $2.0 million, respectively, in OpenKey. See also notes 1, 2, 11, and 12.
An officer of JSAV owns the JSAV headquarters property including the adjoining warehouse space. JSAV leases this property for approximately $307,000 per year, with escalating lease payments based on the Consumer Price Index. Rental expense for the three and six months ended June 30, 2019, was $77,000, and $155,000, respectively. Rental expense for the three and six months ended June 30, 2018, was $84,000, and $168,000 respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$112	$8,960	$822	$3,237
Less: Dividends on preferred stock and amortization	(3,275)	—	(6,558)	—
Less: Undistributed net (income) allocated to unvested shares	—	(38)	—	(14)
Undistributed net income (loss) allocated to common stockholders	(3,163)	8,922	(5,736)	3,223
Distributed and undistributed net income (loss) - basic	$(3,163)	$8,922	$(5,736)	$3,223
Effect of deferred compensation plan	(4,817)	(6,375)	(4,077)	(5,814)
Effect of incremental subsidiary shares	(171)	(223)	(373)	(505)
Distributed and undistributed net income (loss) - diluted	$(8,151)	$2,324	$(10,186)	$(3,096)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,462	2,095	2,441	2,094
Effect of deferred compensation plan shares	203	206	101	103
Effect of incremental subsidiary shares	52	26	41	22
Effect of assumed exercise of stock options	—	160	—	—
Weighted average common shares outstanding – diluted	2,717	2,487	2,583	2,219

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(1.28)	$4.26	$(2.35)	$1.54
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.00)	$0.93	$(3.94)	$(1.40)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to unvested restricted shares	$—	$38	$—	$14
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(6)	18	(10)	6
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(133)	295	94	650
Dividends on preferred stock and amortization	3,275	—	6,558	—
Total	$3,136	$351	$6,642	$670
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	11	9	10	9
Effect of assumed exercise of stock options	16	—	40	197
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of incremental subsidiary shares	72	50	59	38
Effect of assumed conversion of preferred stock	1,450	—	1,450	—
Total	1,553	63	1,563	248
17. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (b) JSAV, which provides event technology and creative communications solutions services, (c) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (d) RED, a provider of watersports activities and other travel and transportation services, (e) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry, and (f) Lismore, a provider of debt placement services. For 2019, OpenKey, RED, Pure Wellness and Lismore operating segments do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have four reportable segments: REIT Advisory, Premier, JSAV and OpenKey. We combine the operating results of RED, Pure Wellness and Lismore into an “all other” category, which we refer to as “Corporate and Other.”
See footnote 3 for details of our segments’ material revenue generating activities. As of June 30, 2019 and 2018, there were no material intercompany revenues or expenses between our operating segments.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three and six months ended June 30, 2019, and 2018 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended June 30, 2019						Three Months Ended June 30, 2018
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$21,220	$—	$—	$—	$—	$21,220	$24,570	$—	$—	$—	$—	$24,570
Audio visual	—	—	30,127	—	—	30,127	—	—	23,376	—	—	23,376
Project Management	—	7,700	—	—	—	7,700	—	—	—	—	—	—
Other	1,421	—	—	194	2,804	4,419	628	—	—	153	6,084	6,865
Total revenue	22,641	7,700	30,127	194	2,804	63,466	25,198	—	23,376	153	6,084	54,811
EXPENSES
Depreciation and amortization	1,570	2,738	503	7	116	4,934	369	—	489	7	328	1,193
Other operating expenses (1)	9,731	4,318	30,296	768	12,476	57,589	12,814	—	20,708	903	8,323	42,748
Total expenses	11,301	7,056	30,799	775	12,592	62,523	13,183	—	21,197	910	8,651	43,941
OPERATING INCOME (LOSS)	11,340	644	(672)	(581)	(9,788)	943	12,015	—	2,179	(757)	(2,567)	10,870
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(298)	(298)	—	—	—	—	—	—
Interest expense	—	—	(356)	—	(89)	(445)	—	—	(144)	—	(17)	(161)
Amortization of loan costs	—	—	(14)	(6)	(50)	(70)	—	—	(12)	(7)	(5)	(24)
Interest income	—	—	—	—	9	9	—	—	—	—	73	73
Other income (expense)	—	—	(50)	6	2	(42)	27	—	(256)	—	8	(221)
INCOME (LOSS) BEFORE INCOME TAXES	11,340	644	(1,092)	(581)	(10,214)	97	12,042	—	1,767	(764)	(2,508)	10,537
Income tax (expense) benefit	(2,550)	(342)	319	—	2,147	(426)	(1,848)	—	(502)	—	745	(1,605)
NET INCOME (LOSS)	$8,790	$302	$(773)	$(581)	$(8,067)	$(329)	$10,194	$—	$1,265	$(764)	$(1,763)	$8,932
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$40,407	$—	$—	$—	$—	$40,407	$47,102	$—	$—	$—	$—	$47,102
Audio visual	—	—	61,102	—	—	61,102	—	—	46,686	—	—	46,686
Project management	—	15,490	—	—	—	15,490	—	—	—	—	—	—
Other	2,850	—	—	451	6,486	9,787	1,117	—	—	472	7,602	9,191
Total revenue	43,257	15,490	61,102	451	6,486	126,786	48,219	—	46,686	472	7,602	102,979
EXPENSES
Depreciation and amortization	2,753	5,476	958	14	260	9,461	759	—	943	13	518	2,233
Impairment	—	—	—	—	—	—	1,863	—	—	—	56	1,919
Other operating expenses (1)	17,998	8,368	58,304	1,718	27,452	113,840	24,055	—	40,511	2,074	26,353	92,993
Total operating expenses	20,751	13,844	59,262	1,732	27,712	123,301	26,677	—	41,454	2,087	26,927	97,145
OPERATING INCOME (LOSS)	22,506	1,646	1,840	(1,281)	(21,226)	3,485	21,542	—	5,232	(1,615)	(19,325)	5,834
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(573)	(573)	—	—	—	—	—	—
Interest expense	—	—	(570)	—	(172)	(742)	—	—	(283)	—	(21)	(304)
Amortization of loan costs	—	—	(27)	(12)	(100)	(139)	—	—	(24)	(13)	(10)	(47)
Interest income	—	—	—	—	29	29	—	—	—	—	185	185
Other income (expense)	—	—	(156)	11	50	(95)	46	—	(314)	(1)	9	(260)
INCOME (LOSS) BEFORE INCOME TAXES	22,506	1,646	1,087	(1,282)	(21,992)	1,965	21,588	—	4,611	(1,629)	(19,162)	5,408
Income tax (expense) benefit	(5,039)	(768)	(568)	—	4,649	(1,726)	(3,964)	—	(1,248)	—	2,901	(2,311)
NET INCOME (LOSS)	$17,467	$878	$519	$(1,282)	$(17,343)	$239	$17,624	$—	$3,363	$(1,629)	$(16,261)	$3,097
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

18. Subsequent Events
On July 1, 2019, the Company’s newly created subsidiary, AINC Bar Draught LLC (“Bar Draught”), acquired the assets of a provider of an innovative draft cocktail system technology for $250,000 cash and contingent consideration of up to $550,000 cash, if earned, 6 to 12 months after the acquisition date. After giving effect to the transaction, Ashford Inc. will own an approximately 55% interest in Bar Draught, a provider of premium, mobile cocktails on tap and other services in the hospitality industry.
On July 3, 2019, the Company funded the remaining $8.9 million of its ERFP Commitment under the Braemar ERFP Agreement, related to Braemar’s acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019.
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. will own an approximately 84% interest in the common equity of RED. Ashford Inc. will continue to own an 80% interest in the entity that conducts RED’s legacy U.S. Virgin Islands operations. The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued July 18, 2019, subject to a six month stock consideration collar. The issued Ashford Inc. shares were determined using a 30-Day VWAP of $33.24 and had an estimated fair value of approximately $4.5 million as of the acquisition date. Pursuant to the acquisition agreement, in the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is lower than the price of the common stock on July 18, 2019, the Company may repurchase the stock at such lower stock price, such that the number of shares of common stock issued is reduced. In the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

acquisition is higher than the price of the common stock on July 18, 2019, the Company may repurchase shares of common stock at a price of $0.01 per share, such that the stock consideration for the transaction remains $4.5 million in common stock.

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

•
the future success of the acquisition of the Hotel Management business from Remington, which we signed a definitive agreement to acquire on May 31, 2019 (as amended on July 17, 2019) and which is expected to close in the fourth quarter of 2019;

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

•
sales of our common stock, including as a result of the possible divestiture of our common stock by Ashford Trust and Braemar in connection with the Hotel Management Business acquisition that was signed on May 31, 2019 (as amended on July 19, 2019) and which is expected to close in the fourth quarter of 2019;

•	disruptions relating to the acquisition or integration of Premier or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and

•	unexpected costs relating to the acquisition or integration of Premier or any other business we invest in or acquire.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements under “Item 1A. Risk Factors” of our Annual Report and this Quarterly Report, the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
 Ashford Inc. is a Maryland corporation that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Trust completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust’s operating partnership, collectively. Our common stock is listed on the NYSE American. As of August 6, 2019, Ashford Trust held approximately 598,000 shares of our common stock which represented an approximate 22.9% ownership interest in Ashford Inc. and Braemar held approximately 195,000 shares, which represented an approximate 7.5% ownership interest in Ashford Inc. As of August 6, 2019, Mr. Monty J. Bennett, our chief executive officer and chairman and the chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, owned approximately 314,685 shares of our common stock, which represented an approximate 12.0% ownership interest in Ashford Inc., and owned 7,520,000 shares of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”), which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,342,857 shares of Ashford Inc. common stock, which if exercised as of June 30, 2019 would have increased Mr. Bennett and Mr. Bennett, Jr.’s ownership interest in Ashford Inc. to 41.9%.
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
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust commenced operating in August 2003 and is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have RevPAR generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Braemar became a publicly traded company in November

2013 upon the completion of its spin-off from Ashford Trust. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE.
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
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended June 30, 2019, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $9.7 million.
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
On January 15, 2019, Braemar acquired The Ritz-Carlton Lake Tahoe for an allocated purchase price of $103.0 million which therefore requires the Company to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar’s hotel properties that will subsequently be leased back to Braemar rent-free. As of June 30, 2019, the Company’s remaining unfunded ERFP Commitment under the Braemar ERFP Agreement includes $8.9 million related to The Ritz-Carlton Lake Tahoe, which was funded subsequent to the end of the quarter on July 3, 2019.
On January 22, 2019, Ashford Trust acquired the Embassy Suites New York Manhattan Times Square for a purchase price of $195.0 million which therefore requires the Company to provide Ashford Trust with approximately $19.5 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of June 30, 2019, the Company’s remaining unfunded ERFP Commitment under the Ashford Trust ERFP Agreement includes $11.4 million related to the Embassy Suites New York Manhattan Times Square.
On February 26, 2019, Ashford Trust acquired the Hilton Santa Cruz/Scotts Valley, in Santa Cruz, California, for a purchase price of $50.0 million which therefore requires the Company to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of June 30, 2019, the Company had reduced its remaining commitment under the Ashford Trust ERFP Agreement by providing $5.0 million to

Ashford Trust in exchange for FF&E at Ashford Trust’s hotel properties that was subsequently leased back to Ashford Trust rent-free, in connection with Ashford Trust’s acquisition of the hotel.
On February 27, 2019, RED entered into a draw term loan in the amount of $1.4 million for which the creditor has recourse to Ashford Inc. The term loan bears interest at the Prime Rate plus 1.75% and matures on December 5, 2026.
On February 28, 2019, RED renewed its revolving credit facility for which the creditor has recourse to Ashford Inc. The revolving credit facility provides RED with available borrowings up to a total of $250,000, bears interest at the Prime Rate plus 1.75% and matures on February 5, 2020.
On March 1, 2019, JSAV acquired a privately-held company, BAV Services in the United States (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share (“30-Day VWAP”) of $57.01 and had an estimated fair value of approximately $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar. See note 4 to our condensed consolidated financial statements.
On May 31, 2019, Ashford Inc. signed the Combination Agreement (which was subsequently amended on July 17, 2019) to acquire the Hotel Management business of Remington, a privately held company. The transaction, which is expected to close sometime in the fourth quarter of 2019, is subject to approval by Ashford Inc.’s stockholders, the receipt of an acceptable Private Letter Ruling (“PLR”) from the Internal Revenue Service and customary closing conditions. Under the terms of the agreement, Ashford Inc. will acquire Remington’s Hotel Management business for a purchase price of $275 million, payable by the issuance of $275 million of a new Series D Convertible Preferred Stock. In the previous transaction for Remington’s Project Management business, the sellers received $203 million of Series B Convertible Preferred Stock. For this transaction involving Remington’s Hotel Management business, that $203 million of Series B Convertible Preferred Stock will be exchanged for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, will be outstanding). The new Series D Convertible Preferred Stock will be convertible into shares of common stock at a price of $117.50 per share (a 164% premium to the closing price of Ashford’s common stock on the agreement date of May 31, 2019). Dividends on the Series D Convertible Preferred Stock will be payable at an annual rate of 6.59% in the first year, 6.99% in the second year, and 7.28% in the third year and each year thereafter. Voting rights of the Series D Convertible Preferred Stock will be on an as-converted basis, and the holders of the Series D Convertible Preferred Stock will have a voting limit of 40% of the total voting power of Ashford Inc. until August 8, 2023. The holders of the Series D Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company. Remington is currently owned by Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust. Ashford Inc.’s Board of Directors formed a special committee of independent and disinterested directors to analyze, negotiate, and recommend the transaction to Ashford Inc.’s Independent Directors. Ashford Inc.’s Independent Directors have unanimously recommended approval of the acquisition by Ashford Inc.’s stockholders.
On July 1, 2019, the Company’s newly created subsidiary, AINC Bar Draught LLC (“Bar Draught”), acquired the assets of a provider of an innovative draft cocktail system technology for $250,000 cash and contingent consideration of up to $550,000 cash, if earned, 6 to 12 months after the acquisition date. After giving effect to the transaction, Ashford Inc. will own an approximately 55% interest in Bar Draught, a provider of premium, mobile cocktails on tap and other services in the hospitality industry.

On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. will own an approximately 84% interest in the common equity of RED. Ashford Inc. will continue to own an 80% interest in the entity that conducts RED’s legacy U.S. Virgin Islands operations. The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued July 18, 2019, subject to a six month stock consideration collar. The issued Ashford Inc. shares were determined using a 30-Day VWAP of $33.24 and had an estimated fair value of approximately $4.5 million as of the acquisition date. Pursuant to the acquisition agreement, in the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is lower than the price of the common stock on July 18, 2019, the Company may repurchase the stock at such lower stock price, such that the number of shares of common stock issued is reduced. In the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is higher than the price of the common stock on July 18, 2019, the Company may repurchase shares of common stock at a price of $0.01 per share, such that the stock consideration for the transaction remains $4.5 million in common stock.
On July 19, 2019, each of Ashford Trust and Braemar filed an amendment to their Schedule 13Ds with the SEC. As disclosed in such filings, each party’s obligation to consummate the transactions contemplated by the Combination Agreement is subject to certain conditions, including, among other things: (i) the receipt of a PLR from the Internal Revenue Service that Ashford Hospitality Services LLC, a subsidiary of Ashford Inc., will not fail to qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Code with respect to specified clients solely as a result of (a) Ashford Hospitality Services LLC being a brother-sister affiliate of Ashford Hospitality Advisors LLC, or (b) the taxable REIT subsidiaries (within the meaning of Code Section 856(l) of such clients receiving specified incentives from Ashford Hospitality Advisors LLC; and (ii) the completion of the divestiture by Ashford Trust and Braemar of their securities of the Company in a manner that complies with the private letter ruling.
Each of Ashford Trust and Braemar, acting at the direction of a committee of independent directors of Ashford Trust and Braemar, respectively, who are independent within the meaning of applicable rules of the NYSE and do not have a material financial interest within the meaning of Section 2-419 of the Maryland General Corporation Law in the transactions contemplated by the Combination Agreement, intends, as of July 19, 2019, to vote or cause to be voted all of the shares beneficially owned by it in favor of each proposal presented to the stockholders at the special meeting of stockholders to consider and vote upon on the transactions contemplated by the Combination Agreement; and, as of July 19, 2019, intends to divest (or cause the divestiture) of all of the securities of Ashford Inc. beneficially owned by each of Ashford Trust and Braemar as required by the closing conditions set forth in the Combination Agreement.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
REVENUE
Advisory services	$21,220	$24,570	$(3,350)	(13.6)%
Audio visual	30,127	23,376	6,751	28.9%
Project management	7,700	—	7,700
Other	4,419	6,865	(2,446)	(35.6)%
Total revenue	63,466	54,811	8,655	15.8%
EXPENSES
Salaries and benefits	18,157	15,710	(2,447)	(15.6)%
Cost of revenues for audio visual	22,229	17,021	(5,208)	(30.6)%
Cost of revenues for project management	2,697	—	(2,697)
Depreciation and amortization	4,934	1,193	(3,741)	(313.6)%
General and administrative	11,368	9,125	(2,243)	(24.6)%
Impairment	—	—	—
Other	3,138	892	(2,246)	(251.8)%
Total expenses	62,523	43,941	(18,582)	(42.3)%
OPERATING INCOME (LOSS)	943	10,870	(9,927)	(91.3)%
Equity in earnings (loss) of unconsolidated entities	(298)	—	(298)
Interest expense	(445)	(161)	(284)	(176.4)%
Amortization of loan costs	(70)	(24)	(46)	(191.7)%
Interest income	9	73	(64)	(87.7)%
Other income (expense)	(42)	(221)	179	81.0%
INCOME (LOSS) BEFORE INCOME TAXES	97	10,537	(10,440)	(99.1)%
Income tax (expense) benefit	(426)	(1,605)	1,179	73.5%
NET INCOME (LOSS)	(329)	8,932	(9,261)	(103.7)%
(Income) loss from consolidated entities attributable to noncontrolling interests	131	118	13	11.0%
Net (income) loss attributable to redeemable noncontrolling interests	310	(90)	400	444.4%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$112	$8,960	$(8,848)	(98.8)%
Preferred dividends	(2,791)	—	(2,791)
Amortization of preferred stock discount	(484)	—	(484)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,163)	$8,960	$(12,123)	(135.3)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $12.1 million, or 135.3%, to $3.2 million loss for the three months ended June 30, 2019 (“the 2019 quarter”) compared to the three months ended June 30, 2018 (“the 2018 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $8.7 million, or 15.8%, to $63.5 million for the 2019 quarter compared to the 2018 quarter due to the following (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$11,190	$11,174	$16	0.1%
Incentive advisory fee (2)	169	452	(283)	(62.6)%
Reimbursable expenses (3)	3,220	2,496	724	29.0%
Non-cash stock/unit-based compensation (4)	6,511	10,318	(3,807)	(36.9)%
Other advisory revenue (5)	130	130	—	—%
Total advisory services revenue (13)	21,220	24,570	(3,350)	(13.6)%

Audio visual revenue (6)	30,127	23,376	6,751	28.9%

Project management revenue (7)	7,700	—	7,700

Other revenue:
Investment management reimbursements (8) (13)	337	329	8	2.4%
Debt placement fees (9)	79	4,959	(4,880)	(98.4)%
Claims management services (10) (13)	55	50	5	10.0%
Lease revenue (11) (13)	1,029	251	778	310.0%
Other services (12)	2,919	1,276	1,643	128.8%
Total other revenue	4,419	6,865	(2,446)	(35.6)%

Total revenue	$63,466	$54,811	$8,655	15.8%

REVENUE BY SEGMENT (14)
REIT advisory	$22,641	$25,198	$(2,557)	(10.1)%
Premier	7,700	—	7,700
JSAV	30,127	23,376	6,751	28.9%
OpenKey	194	153	41	26.8%
Corporate and other	2,804	6,084	(3,280)	(53.9)%
Total revenue	$63,466	$54,811	$8,655	15.8%
________

(1)	The increase in base advisory fee is primarily due to lower revenue of $447,000 from Ashford Trust and higher revenue of $463,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $452,000 from Ashford Trust, partially offset by higher revenue of $169,000 from Braemar. The $169,000 of incentive advisory fee recognized in the 2019 quarter includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2020. The incentive advisory fee for the 2018 quarter includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018 and 2017 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $661,000 from Ashford Trust and higher revenue of $63,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended June 30, 2019, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $491,000 and $36,000, respectively. During the three months ended June 30, 2018, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $384,000 and $29,000, respectively. See note 15 to our condensed consolidated financial statements.

(4)
The decrease in non-cash stock/unit-based compensation revenue is due to lower revenue of $4.4 million from Ashford Trust and higher revenue of $585,000 from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.”

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

(6)	The $6.8 million increase in audio visual revenue is due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.

(7)	The increase in project management revenue is due to our acquisition of Premier in August 2018.

(8)
The increase in investment management reimbursements is due to higher revenue of $8,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(9)
The decrease in debt placement fee revenue is due to lower revenue of $3.9 million from Ashford Trust and lower revenue of $1.0 million from Braemar. Debt placement fees are earned by Lismore for providing debt placement services.

(10)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(11)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(12)
The increase in other services revenue is due to higher revenue of $22,000 from Ashford Trust, higher revenue of $71,000 from Braemar and higher revenue of $1.6 million from third parties. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and other third parties.

(13)	Indicates REIT advisory revenue.

(14)	See note 17 for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $2.4 million, or 15.6%, to $18.2 million for the 2019 quarter compared to the 2018 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change
Cash salaries and benefits:
Salary expense	$9,242	$5,764	$3,478
Bonus expense	3,235	3,074	161
Benefits related expenses	1,877	1,012	865
Total cash salaries and benefits (1)	14,354	9,850	4,504
Non-cash equity-based compensation:
Stock option grants	2,037	1,917	120
Ashford Trust & Braemar equity grants (2)	6,583	10,318	(3,735)
Total non-cash equity-based compensation	8,620	12,235	(3,615)
Non-cash (gain) loss in deferred compensation plan (3)	(4,817)	(6,375)	1,558
Total salaries and benefits	$18,157	$15,710	$2,447
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered.

(2)
Equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units are awarded to our officers and employees as part of our advisory agreements with each company, for which we record offsetting revenue in an equal amount. The decrease is also driven by a decrease in the fair value of equity grants. See notes 2 and 13 to our condensed consolidated financial statements.

(3)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. Gains in the second quarter of 2019 and 2018 are primarily attributable to a decrease in the fair value of the DCP obligation. See note 14 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $22.2 million during the 2019 quarter compared to $17.0 million for the 2018 quarter, due to the growth of JSAV and JSAV’s acquisition of BAV in March of 2019.
Cost of Revenues for Project Management. Cost of revenues for project management was $2.7 million during the 2019 quarter compared to $0 for the 2018 quarter, due to costs associated with project management revenues from the acquisition of Premier in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.7 million, or 313.6%, to $4.9 million for the 2019 quarter compared to the 2018 quarter, primarily as a result of $2.7 million in amortization related to the acquisition Premier’s definite-lived intangible assets in August of 2018 and $975,000 of depreciation related to ERFP assets. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2019 quarter and the 2018 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $689,000, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2019 quarter related to marine vessels and other vehicles in the amount of $85,000 and $7,000, respectively, which is included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $2.2 million, or 24.6%, to $11.4 million for the 2019 quarter compared to the 2018 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change
Professional fees (1)	$4,980	$4,495	$485
Office expense (2)	2,647	2,211	436
Public company costs	290	301	(11)
Director costs	860	610	250
Travel and other expense (3)	2,271	1,490	781
Non-capitalizable - software costs	320	18	302
Total general and administrative	$11,368	$9,125	$2,243
________

(1)
The increase in expense is primarily due to increases in legal fees and transaction costs related to the acquisition of the Hotel Management business of Remington offset by a decrease in similar expenses related to the acquisition of Premier in August of 2018.

2)	The increase in expense is primarily due to increased rent expense from our acquisition of Premier in August of 2018.

3)	The increase in expense is due to our acquisition of Premier in August of 2018 and increased investments in JSAV and RED. See notes 4 and 18 to our condensed consolidated financial statements.
Other. Other operating expense was $3.1 million and $892,000 for the 2019 quarter and the 2018 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED and Pure Wellness as well as $1.6 million in expense from changes in the fair value of contingent consideration related to JSAV’s acquisition of BAV in March 2019. See notes 4 and 8 to our condensed consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities changed $298,000 for the 2019 quarter due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $445,000 and $161,000 for the 2019 quarter and the 2018 quarter, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $70,000 and $24,000 for the 2019 quarter and the 2018 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $9,000 and $73,000 for the 2019 quarter and the 2018 quarter, respectively.
Other Income (Expense). Other expense was $42,000 and $221,000 in the 2019 quarter and the 2018 quarter, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased $1.2 million, from $1.6 million in the 2018 quarter to $426,000 in the 2019 quarter. Current tax expense decreased $1.1 million, from $1.6 million in the 2018 quarter to $481,000 expense in the 2019 quarter, primarily due to a decrease in pretax income and an increase in tax bonus depreciation taken on purchases of furniture, fixtures and equipment under the Ashford Trust and Braemar ERFP Agreements. Deferred tax benefit increased $56,000 from $0 in the 2018 quarter to $56,000 benefit in the 2019 quarter. The 2018 period did not record any deferred expense due to the April 2017 legal entity restructuring of the Company, as a result of which, a full valuation allowance was established. In the third quarter of 2018, the valuation allowance was released due to the acquisition of Premier.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $131,000 in the 2019 quarter and a loss of $118,000 in the 2018 quarter. See notes 2, 11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $310,000 in the 2019 quarter and income of $90,000 in the 2018 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 12, and 15 to our condensed consolidated financial statements.
Preferred Dividends. The preferred dividends increased $2.8 million from the 2018 quarter due to the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount dividends increased $484,000 from the 2018 quarter due to the discount on the Series B Convertible Preferred Stock issued to acquire Premier in August 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
REVENUE
Advisory services	$40,407	$47,102	$(6,695)	(14.2)%
Audio visual	61,102	46,686	14,416	30.9%
Project management	15,490	—	15,490
Other	9,787	9,191	596	6.5%
Total revenue	126,786	102,979	23,807	23.1%
EXPENSES
Salaries and benefits	40,857	42,227	1,370	3.2%
Cost of revenues for audio visual	43,668	33,608	(10,060)	(29.9)%
Cost of revenues for project management	5,488	—	(5,488)
Depreciation and amortization	9,461	2,233	(7,228)	(323.7)%
General and administrative	19,350	15,420	(3,930)	(25.5)%
Impairment	—	1,919	1,919	100.0%
Other	4,477	1,738	(2,739)	(157.6)%
Total expenses	123,301	97,145	(26,156)	(26.9)%
OPERATING INCOME (LOSS)	3,485	5,834	(2,349)	(40.3)%
Equity in earnings (loss) of unconsolidated entities	(573)	—	(573)
Interest expense	(742)	(304)	(438)	(144.1)%
Amortization of loan costs	(139)	(47)	(92)	(195.7)%
Interest income	29	185	(156)	(84.3)%
Other income (expense)	(95)	(260)	165	63.5%
INCOME (LOSS) BEFORE INCOME TAXES	1,965	5,408	(3,443)	(63.7)%
Income tax (expense) benefit	(1,726)	(2,311)	585	25.3%
NET INCOME (LOSS)	239	3,097	(2,858)	(92.3)%
(Income) loss from consolidated entities attributable to noncontrolling interests	294	291	3	1.0%
Net (income) loss attributable to redeemable noncontrolling interests	289	(151)	440	291.4%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	822	3,237	(2,415)	(74.6)%
Preferred dividends	(5,583)	—	(5,583)
Amortization of preferred stock discount	(975)	—	(975)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,736)	$3,237	$(8,973)	(277.2)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $9.0 million, or 277.2%, to $5.7 million for the six months ended June 30, 2019 (“the 2019 period”) compared to the six months ended June 30, 2018 (“the 2018 period”) as a result of the factors discussed below.

Total Revenue. Total revenue increased by $23.8 million, or 23.1%, to $126.8 million for the 2019 period compared to the 2018 period due to the following (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$21,812	$21,885	$(73)	(0.3)%
Incentive advisory fee (2)	339	904	(565)	(62.5)%
Reimbursable expenses (3)	5,729	4,445	1,284	28.9%
Non-cash stock/unit-based compensation (4)	12,269	19,610	(7,341)	(37.4)%
Other advisory revenue (5)	258	258	—	—%
Total advisory services revenue (13)	40,407	47,102	(6,695)	(14.2)%

Audio visual revenue (6)	61,102	46,686	14,416	30.9%

Project management revenue (7)	15,490	—	15,490

Other revenue:

Investment management reimbursements (8) (13)	695	511	184	36.0%
Debt placement fees (9)	1,433	5,591	(4,158)	(74.4)%
Claims management services (10) (13)	96	105	(9)	(8.6)%
Lease revenue (11) (13)	2,059	503	1,556	309.3%
Other services (12)	5,504	2,481	3,023	121.8%
Total other revenue	9,787	9,191	596	6.5%

Total revenue	$126,786	$102,979	$23,807	23.1%

REVENUE BY SEGMENT (14)
REIT advisory	$43,257	$48,221	$(4,964)	(10.3)%
Premier	15,490	—	15,490
JSAV	61,102	46,686	14,416	30.9%
OpenKey	451	472	(21)	(4.4)%
Corporate and other	6,486	7,600	(1,114)	(14.7)%
Total revenue	$126,786	$102,979	$23,807	23.1%
________

(1)	The decrease in base advisory fee is due to lower revenue of $1.0 million from Ashford Trust and higher revenue of $933,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $904,000 from Ashford Trust, partially offset by higher revenue of $339,000 from Braemar. The $339,000 of incentive advisory fee recognized in the 2019 period includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2020. The incentive advisory fee for the 2018 period includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $904,000, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018 and 2017 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $1.2 million from Ashford Trust and higher revenue of $111,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the six months ended June 30, 2019, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $1.1 million and $80,000, respectively. During the six months ended June 30, 2018, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $586,000 and $44,000, respectively. See note 15 to our condensed consolidated financial statements.

(4)
The decrease in non-cash stock/unit-based compensation revenue is due to lower revenue of $6.8 million from Ashford Trust and lower revenue of $493,000 from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2018 period, $6.7 million of non-cash stock/unit-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

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

(6)	The $14.4 million increase in audio visual revenue is due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.

(7)	The increase in project management revenue is due to our acquisition of Premier in August 2018.

(8)
The increase in investment management reimbursements is due to higher revenue of $184,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(9)
The decrease in debt placement fee revenue is due to lower revenue of $3.4 million from Ashford Trust and lower revenue of $725,000 from Braemar. Debt placement fees are earned by Lismore for providing debt placement services.

(10)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(11)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(12)
The increase in other services revenue is due to higher revenue of $189,000 from Ashford Trust, higher revenue of $129,000 from Braemar and higher revenue of $2.7 million from third parties. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and other third parties.

(13)	Indicates REIT advisory revenue.

(14)	See note 17 for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased by $1.4 million, or 3.2%, to $40.9 million for the 2019 period compared to the 2018 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change
Cash salaries and benefits:
Salary expense	$17,696	$12,022	$5,674
Bonus expense	6,755	7,549	(794)
Benefits related expenses	3,923	3,186	737
Total cash salaries and benefits (1)	28,374	22,757	5,617
Non-cash equity-based compensation:
Stock option grants (2)	4,188	5,674	(1,486)
Ashford Trust & Braemar equity grants (3)	12,372	19,610	(7,238)
Total non-cash equity-based compensation	16,560	25,284	(8,724)
Non-cash (gain) loss in deferred compensation plan (4)	(4,077)	(5,814)	1,737
Total salaries and benefits	$40,857	$42,227	$(1,370)
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

(4)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in the 2019 period and the 2018 period are primarily attributable to decreases in the fair value of the DCP obligation. See note 14 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $43.7 million during the 2019 period compared to $33.6 million for the 2018 period, due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.
Cost of Revenues for Project Management. Cost of revenues for project management was $5.5 million during the 2019 period compared to $0 for the 2018 period, due to costs associated with project management revenues from the acquisition of Premier in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $7.2 million, or 323.7%, to $9.5 million for the 2019 period compared to the 2018 period, primarily as a result of $5.5 million in amortization related to the acquisition of Premier’s definite-lived intangible assets in August of 2018 and $1.6 million depreciation related to ERFP assets. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2019 period and the 2018 period excludes depreciation expense related to audio visual equipment of $2.2 million and $1.3 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2019 period related to marine vessels and other vehicles in the amount of $149,000 and $14,000, respectively, which is included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $3.9 million, or 25.5%, to $19.4 million for the 2019 period compared to the 2018 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change
Professional fees (1)	$7,484	$6,981	$503
Office expense (2)	5,338	4,160	1,178
Public company costs	558	531	27
Director costs	1,122	885	237
Travel and other expense (3)	4,240	2,818	1,422
Non-capitalizable - software costs	608	45	563
Total general and administrative	$19,350	$15,420	$3,930
________

(1)
The increase in expense is primarily due to increases in legal fees and transaction costs related to the acquisition of the Hotel Management business of Remington offset by a decrease in similar expenses related to the acquisition of Premier in August of 2018.

2)	The increase in expense is primarily due to increased rent expense from our acquisition of Premier in August of 2018.

3)	The increase in expense is due to our acquisition of Premier in August of 2018 and increased investments in JSAV and RED. See notes 4 and 18 to our condensed consolidated financial statements.
Impairment. Impairment of capitalized software implementation costs was $0 during the 2019 period compared to $1.9 million for the 2018 period. The impairment in 2018 was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. See notes 2 and 15 to our condensed consolidated financial statements.
Other. Other operating expense was $4.5 million and $1.7 million for the 2019 period and the 2018 period, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED, and Pure Wellness as well as $1.6 million in expense from the changes in the fair value of contingent consideration related to JSAV’s acquisition of BAV in March 2019. See notes 4 and 8 to our condensed consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities changed $573,000 for the 2019 period due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $742,000 and $304,000 for the 2019 period and the 2018 period, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $139,000 and $47,000 for the 2019 period and the 2018 period, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $29,000 and $185,000 for the 2019 period and the 2018 period, respectively.
Other Income (Expense). Other expense was $95,000 and $260,000 in the 2019 period and the 2018 period, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased by $585,000, from $2.3 million expense in the 2018 period to $1.7 million expense in the 2019 period. Current tax expense decreased by $829,000, from $2.3 million in the 2018 period to $1.5 million in the 2019 period, mainly due to an increase in tax depreciation taken on purchases of furniture, fixtures and equipment under the Ashford Trust and Braemar ERFP Agreements. Deferred tax expense increased by $244,000 from $0 in the 2018 period to $244,000 in the 2019 period. The 2018 period did not record any deferred expense due to the April 2017 legal entity restructuring of the Company, as a result of which, a full valuation allowance was established. In the third quarter of 2018, the valuation allowance was released due to the acquisition of Premier.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $294,000 in the 2019 period and a loss of $291,000 in the 2018 period. See notes 2,

11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $289,000 in the 2019 period and income of $151,000 in the 2018 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 12, and 15 to our condensed consolidated financial statements.
Preferred Dividends. The preferred dividends increased $5.6 million from the 2018 period due to issuance of Series B Convertible Preferred Stock in the acquisition of Premier in August 2018.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount dividends increased $975,000 from the 2018 period due to the discount on the Series B Convertible Preferred Stock issued to acquire Premier in August 2018.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses primarily attributable to paying our employees as well as funding our ERFP Commitments and dividends on preferred stock. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility, which we believe will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months.
Our long-term liquidity requirements consist primarily of funds necessary to pay for operating expenses attributable to paying our employees, investments to grow our business, funding our ERFP Commitments, paying dividends on preferred stock and certain subsidiary financing transactions. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, future equity issuances and availability under our revolving credit facilities.
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

The changes in our ERFP Commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through June 30, 2019, as well as the unfunded ERFP Commitments as of June 30, 2019, for hotels acquired by the REITs are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
Initial ERFP Commitment	50,000	—	50,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	$(5,000)	$—	$(5,000)
ERFP Commitments remaining at December 31, 2018	$33,900	$—	$33,900
Initial ERFP Commitment	—	50,000	50,000
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP payment—Embassy Suites New York Manhattan Times Square	(8,089)	—	(8,089)
ERFP payment—Ritz-Carlton, Lake Tahoe	—	(1,420)	(1,420)
ERFP Commitments remaining at June 30, 2019 (1)	$20,811	$48,580	$69,391

	Ashford Trust	Braemar	Total
Unfunded ERFP Commitments for hotels acquired by REITs:
Embassy Suites New York Manhattan Times Square	$11,411	$—	$11,411
Ritz-Carlton, Lake Tahoe (2)	—	8,880	8,880
Unfunded ERFP Commitments at June 30, 2019	$11,411	$8,880	$20,291
________
(1)    See note 10.
(2)    The $8.9 million unfunded ERFP Commitment related to Ritz-Carlton, Lake Tahoe as of June 30, 2019 was funded subsequent to the end of the quarter on July 3, 2019.
Other liquidity considerations—On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased during the six months ended June 30, 2019 or 2018.
The Company has a $35.0 million senior revolving credit facility with Bank of America, N.A. There is a one-year extension option subject to the satisfaction of certain conditions. The credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions. Under the senior revolving credit facility, Ashford Inc. is required to maintain consolidated net worth not less than 75% of the consolidated net worth as of December 31, 2017, plus 75% of the net equity proceeds of any future equity issuances by Ashford Inc.
On March 1, 2019, JSAV acquired a privately-held company, BAV Services in the United States (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%. The purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $4.0 million in the form of Ashford Inc. common stock consisting of (a) 61,387 shares issued on March 1, 2019, which was determined based on an agreed upon value of $3.5 million using a thirty-day volume weighted average price per share (“30-Day VWAP”) of $57.01 and had an estimated fair value of approximately $3.8 million as of the acquisition date and (b) $500,000 of stock to be issued 18 months after the acquisition date, subject to certain conditions; and (iii) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar. See note 4 to our condensed consolidated financial statements.

On May 31, 2019, Ashford Inc. signed the Combination Agreement (which was subsequently amended on July 17, 2019) to acquire the Hotel Management business of Remington, a privately held company. The transaction, which is expected to close sometime in the fourth quarter of 2019, is subject to approval by Ashford Inc.’s stockholders, the receipt of an acceptable Private Letter Ruling (“PLR”) from the Internal Revenue Service and customary closing conditions. Under the terms of the agreement, Ashford Inc. will acquire Remington’s Hotel Management business for a purchase price of $275 million, payable by the issuance of $275 million of a new Series D Convertible Preferred Stock. In the previous transaction for Remington’s Project Management business, the sellers received $203 million of Series B Convertible Preferred Stock. For this transaction involving Remington’s Hotel Management business, that $203 million of Series B Convertible Preferred Stock will be exchanged for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, will be outstanding). The new Series D Convertible Preferred Stock will be convertible into shares of common stock at a price of $117.50 per share (a 164% premium to the closing price of Ashford’s common stock on the agreement date of May 31, 2019). Dividends on the Series D Convertible Preferred Stock will be payable at an annual rate of 6.59% in the first year, 6.99% in the second year, and 7.28% in the third year and each year thereafter. Voting rights of the Series D Convertible Preferred Stock will be on an as-converted basis, and the holders of the Series D Convertible Preferred Stock will have a voting limit of 40% of the total voting power of Ashford Inc. until August 8, 2023. The holders of the Series D Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company. Remington is currently owned by Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust. Ashford Inc.’s Board of Directors formed a special committee of independent and disinterested directors to analyze, negotiate, and recommend the transaction to Ashford Inc.’s Independent Directors. Ashford Inc.’s Independent Directors have unanimously recommended approval of the acquisition by Ashford Inc.’s stockholders.
On July 1, 2019, the Company’s newly created subsidiary, AINC Bar Draught LLC (“Bar Draught”), acquired the assets of a provider of an innovative draft cocktail system technology for $250,000 cash and contingent consideration of up to $550,000 cash, if earned, 6 to 12 months after the acquisition date. After giving effect to the transaction, Ashford Inc. will own an approximately 55% interest in Bar Draught, a provider of premium, mobile cocktails on tap and other services in the hospitality industry.
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. will own an approximately 84% interest in the common equity of RED. Ashford Inc. will continue to own an 80% interest in the entity that conducts RED’s legacy U.S. Virgin Islands operations. The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued July 18, 2019, subject to a six month stock consideration collar. The issued Ashford Inc. shares were determined using a 30-Day VWAP of $33.24 and had an estimated fair value of approximately $4.5 million as of the acquisition date. Pursuant to the acquisition agreement, in the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is lower than the price of the common stock on July 18, 2019, the Company may repurchase the stock at such lower stock price, such that the number of shares of common stock issued is reduced. In the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is higher than the price of the common stock on July 18, 2019, the Company may repurchase shares of common stock at a price of $0.01 per share, such that the stock consideration for the transaction remains $4.5 million in common stock.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate subsidiary notes payable, net was $24.9 million and $17.8 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our subsidiaries were in compliance with all financial debt covenants. For further discussion see note 6 to our condensed consolidated financial statements.
Sources and Uses of Cash
As of June 30, 2019 and December 31, 2018, we had $40.0 million and $51.5 million of cash and cash equivalents, respectively, and $13.3 million and $7.9 million of restricted cash, respectively.
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $14.5 million and $12.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash flows provided by operating activities in the six months ended June 30, 2019, were due primarily to the timing of payments to vendors, the timing of operating subsidiaries’ receipt of revenues and an increase in earnings.

Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2019, net cash flows used in investing activities were $25.5 million due to the acquisition of BAV Services for $4.3 million ($5.0 million cash consideration less working capital adjustments of approximately $700,000) and the $2.2 million investment in REA Holdings. Capital expenditures include $13.1 million and $1.4 million related to our ERFP agreements with Ashford Trust and Braemar, respectively, $3.7 million of audio visual equipment and FF&E, and $988,000 for RED marine vessels.
For the six months ended June 30, 2018, net cash flows used in investing activities were $8.2 million, which is attributable to purchases of furniture, fixtures and equipment, including audio visual equipment and computer software, of $4.5 million and $3.7 million in payments for assets related to RED.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2019, net cash flows provided by financing activities were $4.9 million. These cash flows consisted of $7.3 million of proceeds from borrowings on notes payable, $989,000 of net borrowings on our revolving credit facilities, $455,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $353,000 associated with tax withholdings for restricted stock vesting. These were offset by $2.8 million of payments for dividends on our preferred stock, $1.3 million of payments on notes payable and capital leases, $63,000 in distributions to non-controlling interests, and $41,000 of loan cost payments.
For the six months ended June 30, 2018, net cash flows provided by financing activities were $3.7 million. These cash flows consisted of $2.7 million of contributions from noncontrolling interests in a consolidated entity, $1.8 million of proceeds from borrowings on notes payable, $199,000 of net borrowings on the JSAV revolving credit facility, and employee advances of $45,000 associated with tax withholdings for restricted stock vestings, partially offset by $939,000 of payments on notes payable and capital leases, $14,000 in distributions to non-controlling interests, and $15,000 of loan cost payments.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2018, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K, except with respect to the Braemar ERFP Agreement described elsewhere in this MD&A in “Recent Developments.”
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
Interest Rate Risk—At June 30, 2019, our total indebtedness of $25.1 million included $24.6 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2019, would be approximately $246,000 annually. Interest rate changes have no impact on the remaining $467,000 of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2019, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. We own a controlling interest in JSAV, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are immaterial recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
During the period ended June 30, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of the standard on January 1, 2019. Our subsidiaries have implemented procedures to support the accounting at each subsidiary and we have implemented processes and controls to review the subsidiary level output on a quarterly basis. Additionally, we have implemented tools to calculate and controls to review our accounting for leases at the corporate level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to the risk factors contained therein and to the following:
The market price of the Company’s common stock may decline compared to the historical market price of the Company’s common stock as a result of the Company’s planned acquisition of the Hotel Management business of Remington.
The market price of the Company’s common stock could decline during the period between signing and closing of the Company’s planned acquisition of the Hotel Management business of Remington, a privately held company. On May 31, 2019, immediately before the merger between the Company and Ashford Merger Sub Inc., a Maryland corporation (the “Merger”), was publicly announced, the closing price of the Company’s common stock was $44.52, and on August 6, 2019, the closing price of the Company’s common stock was $29.95, representing a decline in the price of the common stock of approximately 32.7%. Such declines in the value of the Company’s common stock may continue, including as a result of Ashford Trust’s and Braemar’s anticipated divestiture of the 793,043 shares of common stock in the Company they collectively own, which is a condition to the closing of the Company’s planned acquisition of the Hotel Management business of Remington and which shares represent, in the aggregate, approximately 30.3% of the Company’s shares outstanding as of August 6, 2019. In the twenty trading days prior to and including August 6, 2019, an average of 12,669 of the Company’s shares were traded on a daily basis. In light of the historical trading volume of the Company’s shares, sales of shares by Ashford Trust or Braemar (or sales by holders who receive such shares from Ashford Trust or Braemar, including if such shares are distributed to Ashford Trust’s or Braemar’s stockholders on a pro rata basis) could cause the price of the Company’s shares to decline.
In addition, the market price of the Company’s common stock (prior to the closing of the Merger) may decline compared to the historical market price of the Company’s common stock as a result of the Company’s planned acquisition of the Hotel Management business of Remington if the Company is not perceived as likely to, or does not, achieve the benefits of the transactions as rapidly or to the extent anticipated by the Company or by financial or industry analysts, or the effect of the transactions on the Company’s financial results is not consistent with the expectations of the Company or the financial or industry analysts. While it is intended that the acquisition of the Hotel Management business of Remington will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the Hotel Management business may decrease in the near-term and/or long-term. The failure of the acquisition to be accretive to the Company's stockholders could have a material adverse effect on the Company's business, financial condition, and results of operations.
In addition, the risks associated with implementing the Company’s long-term business plan and strategy following the Company’s planned acquisition of the Hotel Management business of Remington may be different from the risks related to the Company’s existing business and the trading price of the Company’s common stock could be adversely affected.

Sales of substantial amounts of the Company’s common stock in the public markets, or the perception that they might occur, including as a result of the divestiture of the Company’s common stock by Ashford Trust and Braemar in connection with the Company’s planned acquisition of the Hotel Management business of Remington or when the transfer restrictions under the Investor Rights Agreement end in 2023, could cause the market price of the Company’s common stock to decline.
As a closing condition to the Company’s planned acquisition of the Hotel Management business of Remington, Ashford Trust and Braemar will each need to divest their respective holdings of the Company’s common stock. If Ashford Trust and Braemar sell their shares in the Company (or if holders who receive such shares from Ashford Trust and Braemar sell such shares, including if such shares are distributed to Ashford Trust’s or Braemar’s stockholders on a pro rata basis), such sales could cause the Company’s common stock to decline. As of August 6, 2019, Ashford Trust and Braemar collectively own 793,043 shares of common stock in the Company. If both Ashford Trust and Braemar divest themselves of their holdings in the Company’s common stock, this would result in 30.3% of the Company’s common stock being distributed prior to the closing of the Merger. If Ashford Trust and Braemar decide to spin-off their holdings of the Company’s common stock to their stockholders, it is possible that some of those stockholders would decide to sell their shares of the Company’s common stock on the public market, which could result in a significant decline in price before the closing of the Merger. In the twenty trading days prior to and including August 6, 2019, an average of 12,669 of the Company’s shares were traded on a daily basis. In light of the historical trading volume of the Company’s shares, sales of shares by Ashford Trust and Braemar (or sales by holders who receive such shares from Ashford Trust or Braemar) could cause the price of the Company’s shares to decline.
In addition, secondary sales of a substantial number of shares of the Company’s common stock (prior to the closing of the Merger) into the public market, or the perception that these sales might occur, could cause the market price of the Company’s common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Pursuant to the Investor Rights Agreement (as amended by the First Amendment to the Combination Agreement, dated July 17, 2019) among the Bennetts and certain other parties, for five years after the closing of the Company’s planned acquisition of the Hotel Management business of Remington, each of the Covered Investors (as defined in the Investor Rights Agreement) is prohibited from selling or otherwise transferring the Company’s common stock or Series D Convertible Preferred Stock to any person that is or would become, together with such person’s affiliates and associates, a beneficial owner of 10% or more of the shares of the Company’s common stock, considering the Series D Convertible Preferred Stock on an as-converted basis, subject to specified exceptions. After such transfer restrictions expire, all of the shares of the Company’s common stock or Series D Convertible Preferred Stock owned by the Covered Investors will be eligible for sale in the public market, subject to compliance with applicable regulatory limitations.
The market price of the Company’s common stock could decline as a result of the sale of a substantial number of shares of the Company’s common stock in the public market, the availability of shares of the Company’s common stock for sale, or the perception in the market that the holders of a large number of shares of the Company’s common stock intend to sell.
Our investments in acquisition targets may not be as accretive to our common shareholders as expected due to unfavorable post-acquisition settlement of earn-outs, contingent consideration or stock consideration collar features as a result of undervalued common stock.
From time to time, we may acquire interests in other businesses for strategic reasons or to take advantage of limited market opportunities. The timing of those acquisitions may not be within our control and we may use our common stock as consideration in an acquisition at a time when we believe our common stock is undervalued which is dilutive to our existing shareholders. In addition, a percentage of consideration in acquisition transactions often consists of earn-outs, holdbacks, escrows and other contingent consideration, some of which may cause the Company to pay additional consideration; in times of economic uncertainty, a greater percentage of acquisition consideration tends to be contingent. Accordingly, our investments in acquisition targets may not be as accretive to our common shareholders as expected because the value we actually realize may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations of our investors or securities analysts.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability.
We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons in order to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We conduct operations in parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the U.S. Office of Foreign Assets Control and the U.S. Department of Commerce, and authorities in other countries where we do business. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. or other countries may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1
Combination Agreement, dated as of May 31, 2019, between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, Ashford Inc., James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed on June 3, 2019) (File No. 001-36400)

2.2
First Amendment to Combination Agreement, dated as of July 17, 2019, between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, Ashford Inc., James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.2 of Form 8-K, filed on July 19, 2019) (File No. 001-36400)

3.1	Amended and Restated Articles of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.2	Ashford Inc. Articles of Amendment (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.3	Articles Supplementary of establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.4	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.5	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.5 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Merger Agreement and Registration Rights Agreement (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on June 3, 2019) (File No. 001-36400)
99.2
Form of Certificate of Designation of the Series D Convertible Preferred Stock of Ashford Nevada Holding Corp. (incorporated by reference to Exhibit 99.2 of Form 8-K, filed on June 3, 2019) (File No. 001-36400)

99.3
Form of Investor Rights Agreement (incorporated by reference to Exhibit 99.3 of Form 8-K, filed on June 3, 2019 as amended by the First Amendment to the Combination Agreement, dated as of July 17, 2019, filed as Exhibit 2.2 of Form 8-K/A, filed on July 19, 2019) (File No. 001-36400)

99.4	Form of Non-Competition Agreement (incorporated by reference to Exhibit 99.4 of Form 8-K, filed on June 3, 2019) (File No. 001-36400)
99.5	Form of Transition Cost Sharing Agreement (incorporated by reference to Exhibit 99.5 of Form 8-K, filed on June 3, 2019) (File No. 001-36400)
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	August 8, 2019	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 8, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer