Form 10-Q
period 2019-09-30
Ashford Inc.
filed 2019-11-07
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-36400

ASHFORD INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2331507
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100
Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	2,201,745
(Class)	Outstanding at November 6, 2019

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36,400	$51,529
Restricted cash	11,978	7,914
Accounts receivable, net	6,628	4,928
Due from affiliates	55	45
Due from Ashford Trust OP	4,444	5,293
Due from Braemar OP	2,224	1,996
Inventories	1,356	1,202
Prepaid expenses and other	4,236	3,902
Total current assets	67,321	76,809
Investments in unconsolidated entities	3,339	500
Furniture, fixtures and equipment, net	72,043	47,947
Operating lease right-of-use assets	21,522	—
Goodwill	61,969	59,683
Intangible assets, net	193,766	193,194
Other assets	1,877	872
Total assets	$421,837	$379,005
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$27,314	$24,880
Dividends payable	2,910	—
Due to affiliates	1,353	2,032
Deferred income	211	148
Deferred compensation plan	47	173
Notes payable, net	3,549	2,595
Operating lease liabilities	2,206	—
Other liabilities	18,827	8,418
Total current liabilities	56,417	38,246
Deferred income	11,409	13,396
Deferred tax liability, net	31,656	31,506
Deferred compensation plan	4,831	10,401
Notes payable, net	25,126	15,177
Operating lease liabilities	19,340	—
Total liabilities	148,779	108,726
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series B Convertible Preferred Stock, $0.01 par value, 8,120,000 shares issued and outstanding, net of discount at September 30, 2019 and December 31, 2018	202,185	200,847
Redeemable noncontrolling interests	3,641	3,531
EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A cumulative preferred stock, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,614,719 and 2,391,541 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	26	24
Additional paid-in capital	296,213	280,159
Accumulated deficit	(229,379)	(214,242)
Accumulated other comprehensive income (loss)	(393)	(498)
Total stockholders’ equity of the Company	66,467	65,443
Noncontrolling interests in consolidated entities	765	458
Total equity	67,232	65,901
Total liabilities and equity	$421,837	$379,005

See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Advisory services	$20,055	$21,016	$60,462	$68,118
Audio visual	22,430	14,526	83,532	61,212
Project management	7,881	3,616	23,371	3,616
Other	6,523	2,407	16,310	11,598
Total revenue	56,889	41,565	183,675	144,544
EXPENSES
Salaries and benefits	21,129	21,851	61,986	64,078
Cost of revenues for audio visual	17,732	14,392	61,400	48,000
Cost of revenues for project management	2,666	1,189	8,154	1,189
Depreciation and amortization	8,374	2,972	17,835	5,205
General and administrative	8,940	12,231	28,290	27,651
Impairment	—	—	—	1,919
Other	4,849	434	9,326	2,172
Total expenses	63,690	53,069	186,991	150,214
OPERATING INCOME (LOSS)	(6,801)	(11,504)	(3,316)	(5,670)
Equity in earnings (loss) of unconsolidated entities	464	—	(109)	—
Interest expense	(456)	(289)	(1,198)	(593)
Amortization of loan costs	(75)	(130)	(214)	(177)
Interest income	—	103	29	288
Other income (expense)	(20)	(78)	(115)	(338)
INCOME (LOSS) BEFORE INCOME TAXES	(6,888)	(11,898)	(4,923)	(6,490)
Income tax (expense) benefit	297	13,904	(1,429)	11,593
NET INCOME (LOSS)	(6,591)	2,006	(6,352)	5,103
(Income) loss from consolidated entities attributable to noncontrolling interests	101	413	395	704
Net (income) loss attributable to redeemable noncontrolling interests	334	968	623	817
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(6,156)	3,387	(5,334)	6,624
Preferred dividends	(2,909)	(1,675)	(8,492)	(1,675)
Amortization of preferred stock discount	(363)	(303)	(1,338)	(303)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,428)	$1,409	$(15,164)	$4,646

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.65)	$0.67	$(6.09)	$2.20
Weighted average common shares outstanding - basic	2,580	2,109	2,489	2,100
Diluted:
Net income (loss) attributable to common stockholders	$(3.94)	$0.18	$(7.95)	$0.11
Weighted average common shares outstanding - diluted	2,782	2,337	2,679	2,417
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(6,591)	$2,006	$(6,352)	$5,103
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(116)	112	119	(140)
COMPREHENSIVE INCOME (LOSS)	(6,707)	2,118	(6,233)	4,963
Comprehensive (income) loss attributable to noncontrolling interests	101	413	395	704
Comprehensive (income) loss attributable to redeemable noncontrolling interests	350	954	609	840
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(6,256)	$3,485	$(5,229)	$6,507
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at June 30, 2019	2,476	$25	$289,821	$(219,965)	$(293)	$410	$69,998	8,120	$201,822	$3,615
Equity-based compensation	3	—	2,081	—	—	8	2,089	—	—	—
Acquisition of Sebago	135	1	4,546	—	—	—	4,547	—	—	—
Amortization of preferred stock discount	—	—	—	(363)	—	—	(363)	—	363	—
Dividends declared - preferred stock	—	—	—	(2,909)	—	—	(2,909)	—	—	—
Deferred compensation plan distribution	1	—	20	—	—	—	20	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	583	583	—	—	—
Reallocation of carrying value	—	—	(255)	—	—	(135)	(390)	—	—	390
Redemption value adjustment	—	—	—	14	—	—	14	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	(100)	—	(100)	—	—	(16)
Net income (loss)	—	—	—	(6,156)	—	(101)	(6,257)	—	—	(334)
Balance at September 30, 2019	2,615	$26	$296,213	$(229,379)	$(393)	$765	$67,232	8,120	$202,185	$3,641

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	$458	$65,901	8,120	$200,847	$3,531
Equity-based compensation	8	—	6,917	—	—	(16)	6,901	—	—	—
Acquisition of BAV Services	60	1	3,747	—	—	—	3,748	—	—	—
Acquisition of Sebago	135	1	4,546	—	—	—	4,547	—	—	—
Investment in Real Estate Advisory Holdings LLC	17	—	887	—	—	—	887	—	—	—
Amortization of preferred stock discount	—	—	—	(1,338)	—	—	(1,338)	—	1,338	—
Dividends declared - preferred stock	—	—	—	(8,492)	—	—	(8,492)	—	—	—
Deferred compensation plan distribution	3	—	93	—	—	—	93	—	—	—
Employee advances	—	—	353	—	—	—	353	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	1,038	1,038	—	—	—
Reallocation of carrying value	—	—	(489)	—	—	(257)	(746)	—	—	746
Redemption value adjustment	—	—	—	27	—	—	27	—	—	(27)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(63)	(63)	—	—	—
Foreign currency translation adjustment	—	—	—	—	105	—	105	—	—	14
Net income (loss)	—	—	—	(5,334)	—	(395)	(5,729)	—	—	(623)
Balance at September 30, 2019	2,615	$26	$296,213	$(229,379)	$(393)	$765	$67,232	8,120	$202,185	$3,641

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at June 30, 2018	2,109	$21	$257,303	$(215,435)	$(348)	$1,421	$42,962	—	$—	$4,852
Equity-based compensation	1	—	1,990	—	—	(1)	1,989	—	—	—
Issuance of common stock	270	3	18,096	—	—	—	18,099	—	—	—
Acquisition of Premier	—	—	—	—	—	—	—	8,120	203,000	—
Discount on preferred shares	—	—	—	—	—	—	—	—	(2,725)	—
Amortization of preferred stock discount	—	—	—	(303)	—	—	(303)	—	303	—
Dividends declared - preferred stock	—	—	—	(1,675)	—	—	(1,675)	—	—	—
Deferred compensation plan distribution	1	—	63	—	—	—	63	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	—	—	—	(382)	(382)	—	—	55
Redemption value adjustment	—	—	—	(162)	—	—	(162)	—	—	162
Distributions to consolidated noncontrolling interests	—	—	—	14	—	(14)	—	—	—	(300)
Foreign currency translation adjustment	—	—	—	—	96	38	134	—	—	(23)
Net income (loss)	—	—	—	3,387	—	(413)	2,974	—	—	(968)
Balance at September 30, 2018	2,381	$24	$277,452	$(214,174)	$(252)	$649	$63,699	8,120	$200,578	$3,778

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2017	2,094	$21	$249,695	$(219,396)	$(135)	$772	30,957	—	$—	$5,111
Equity-based compensation	5	—	8,051	—	—	7	8,058	—	—	—
Issuance of common stock	270	3	18,096	—	—	—	18,099	—	—	—
Acquisition of Premier	—	—	—	—	—	—	—	8,120	203,000	—
Discount on preferred shares	—	—	—	—	—	—	—	—	(2,725)	—
Amortization of preferred stock discount	—	—	—	(303)	—	—	(303)	—	303	—
Dividends declared - preferred stock	—	—	—	(1,675)	—	—	(1,675)	—	—	—
Deferred compensation plan distribution	3	—	197	—	—	—	197	—	—	—
Employee advances	—	—	45	—	—	—	45	—	—	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	838	—	—	(838)
Acquisition of noncontrolling interest in consolidated entities	—	—	—	—	—	(382)	(382)	—	—	55
Contributions from noncontrolling interests	—	—	—	—	—	2,666	2,666	—	—	—
Reallocation of carrying value	—	—	530	—	—	(1,696)	(1,166)	—	—	1,166
Redemption value adjustment	—	—	—	576	—	—	576	—	—	(576)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(14)	(14)	—	—	(300)
Foreign currency translation adjustment	—	—	—	—	(117)	—	(117)	—	—	(23)
Net income (loss)	—	—	—	6,624	—	(704)	5,920	—	—	(817)
Balance at September 30, 2018	2,381	$24	$277,452	$(214,174)	$(252)	$649	$63,699	8,120	$200,578	$3,778
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(6,352)	$5,103
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	21,461	8,264
Change in fair value of deferred compensation plan	(5,603)	(3,540)
Equity-based compensation	6,950	8,058
Equity in (earnings) loss in unconsolidated entities	109	—
Deferred tax expense (benefit)	(1,057)	(15,148)
Change in fair value of contingent consideration	4,412	338
Impairment of furniture, fixtures and equipment	—	1,919
(Gain) loss on sale of furniture, fixtures and equipment	(73)	(74)
Amortization of loan costs	214	177
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(969)	568
Due from affiliates	(10)	—
Due from Ashford Trust OP	849	9,166
Due from Braemar OP	(228)	1,149
Inventories	(154)	(149)
Prepaid expenses and other	(230)	(1)
Investment in unconsolidated entities	115	—
Operating lease right-of-use assets	1,387	—
Other assets	—	(772)
Accounts payable and accrued expenses	2,113	1,670
Due to affiliates	(610)	(2,467)
Other liabilities	3,864	1,308
Operating lease liabilities	(1,362)	—
Deferred income	(2,078)	(14)
Net cash provided by (used in) operating activities	22,748	15,555
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	(13,089)	—
Purchases of furniture, fixtures and equipment under the Braemar ERFP Agreement	(10,300)	—
Additions to furniture, fixtures and equipment	(5,143)	(7,531)
Proceeds from disposal of furniture, fixtures and equipment, net	231	—
Acquisition of BAV Services	(4,267)	—
Acquisition of Sebago	(2,426)	—
Investment in Real Estate Advisory Holdings LLC	(2,176)	—
Cash acquired in acquisition of Premier	—	2,277
Acquisition of assets related to RED Hospitality and Leisure LLC	(1,570)	(4,046)
Net cash provided by (used in) investing activities	(38,740)	(9,300)
		(Continued)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	18,099
Payments for dividends on preferred stock	(5,582)	(1,675)
Payments on revolving credit facilities	(25,980)	(14,550)
Borrowings on revolving credit facilities	26,448	16,277
Proceeds from notes payable	11,019	6,047
Payments on notes payable and capital leases	(2,211)	(1,409)
Payments of loan costs	(45)	(72)
Employee advances	353	45
Payment of contingent consideration	—	(1,196)
Contributions from noncontrolling interest	980	2,666
Distributions to noncontrolling interests in consolidated entities	(63)	(314)
Net cash provided by (used in) financing activities	4,919	23,918
Effect of foreign exchange rate changes on cash and cash equivalents	8	(70)
Net change in cash, cash equivalents and restricted cash	(11,065)	30,103
Cash, cash equivalents and restricted cash at beginning of period	59,443	45,556
Cash, cash equivalents and restricted cash at end of period	$48,378	$75,659

Supplemental Cash Flow Information
Interest paid	$1,063	$555
Income taxes paid	2,203	1,375
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Premier through issuance of convertible preferred stock, less cash acquired	—	200,723
Distribution from deferred compensation plan	93	197
Capital expenditures accrued but not paid	445	1,037
Finance lease additions	1,620	—
Ashford Inc. common stock consideration for purchase of OpenKey shares	—	838
Contributions from noncontrolling interests	58	—
Amortization of discount on preferred stock	1,338	303
Ashford Inc. common stock consideration for BAV Services acquisition	3,748	—
Ashford Inc. common stock consideration for Sebago acquisition	4,547	—
Ashford Inc. common stock consideration for investment in Real Estate Advisory Holdings LLC	887	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$51,529	$36,480
Restricted cash at beginning of period	7,914	9,076
Cash, cash equivalents and restricted cash at beginning of period	$59,443	$45,556

Cash and cash equivalents at end of period	$36,400	$64,937
Restricted cash at end of period	11,978	10,722
Cash, cash equivalents and restricted cash at end of period	$48,378	$75,659
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. is a Nevada corporation (see note 18), that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust’s operating partnership, collectively. Unless the context otherwise requires, references to the “Company”, “we”, “us” or “Ashford Inc.” for the period before August 8, 2018 refer to Old Ashford (as defined below), for the period from and including August 8, 2018 through November 6, 2019 refer to Maryland Ashford (as defined in note 18), and for the period beginning on and including November 6, 2019, and thereafter refer to Ashford Inc., a Nevada Corporation. Our common stock is listed on the NYSE American LLC (“NYSE American”). As of September 30, 2019, Ashford Trust held approximately 598,000 shares of our common stock, which represented an approximate 22.9% ownership interest in Ashford Inc., and Braemar Hotels & Resorts Inc. (“Braemar”) held approximately 195,000 shares, which represented an approximate 7.5% ownership interest in the Company. However, as described in note 18, as of November 5, 2019, Ashford Trust and Braemar no longer hold any of our common stock.
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
On January 16, 2018, the Company closed on the acquisition of a passenger vessel and other assets related to RED Hospitality & Leisure LLC’s (“RED”) operations in the U.S. Virgin Islands. RED is a provider of watersports activities and other travel and transportation services. This transaction was accounted for as an asset acquisition recorded at cost and did not result in the recognition of goodwill. During 2018, RED acquired additional passenger vessels and a ferry. See notes 2, 11 and 15.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington Holdings, LP (“Remington”), for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging & Hospitality, LLC (“Remington Lodging”) are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the Series B Convertible Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Monty J. Bennett, our Chief Executive Officer and Chairman of our board of directors), and his father Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust (together, the “Bennetts”). The Series B Convertible Preferred Stock has a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Cumulative preferred dividends on the Series B Convertible Preferred Stock accrue at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees are subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Convertible Preferred Stock have certain conversion rights upon certain events constituting a change of control of the Company. See notes 4,12 and 18.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 1, 2019, J&S Audio Visual (“JSAV”), our consolidated subsidiary, acquired a privately-held company, BAV Services in the United States (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%. Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a thirty-day volume weighted average price per share (“30-Day VWAP”) of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our condensed consolidated statements of operations. See notes 4 and 8 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
On May 31, 2019, Ashford Inc. signed a Combination Agreement, between the Bennetts, Remington, Remington Holdings GP, LLC, MJB Investments, LP, the Company, James L. Cowen, Jeremy J. Welter (our Co-President and COO), Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (which was subsequently amended on July 17, 2019 and further amended on August 28, 2019) (the “Combination Agreement”) to acquire the Hotel Management business of Remington, a privately held company. The transaction closed on November 6, 2019, after the transaction was approved by shareholders on October 24, 2019. See note 18.
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. will own an approximately 84% interest in the common equity of RED. The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar. See note 4.
On September 25, 2019, the Company announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow the Company’s existing and future platforms. Following registration with the Financial Industry and Regulatory Authority and other regulatory authorities, Ashford Securities will be a dedicated capital raising platform to fund investment opportunities sponsored and asset-managed by the Company. Types of capital raised may include, but are not limited to, preferred equity, convertible preferred equity, mezzanine debt, or non-traded REIT common equity for future platforms. Ashford Securities is not raising common equity for the Company nor for the Company’s existing advised platforms Ashford Trust and Braemar.
In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar have entered into a contribution agreement with Ashford Inc. in which Ashford Trust and Braemar have agreed to contribute a combined contribution amount of up to $15.0 million to fund the operations of Ashford Securities. As of September 30, 2019, Ashford Trust and Braemar have funded approximately $485,000 and $165,000, respectively.
The accompanying condensed consolidated financial statements reflect the operations of our advisory and asset management business, hospitality products and services business, and entities that we consolidate. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.84%	88.20%	47.61%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.16%	11.80%	26.59%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.80%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$100	$1,802	$1,739	n/a	n/a
Redemption value adjustment, year-to-date	(89)	—	62	n/a	n/a
Redemption value adjustment, cumulative	89	—	2,095	n/a	n/a
Carrying value of noncontrolling interests	—	—	540	157	19
Assets, available only to settle subsidiary’s obligations (7) (8)	n/a	56,115	2,461	2,027	18,682
Liabilities (9)	n/a	42,752	513	1,869	10,388
Notes payable (9)	n/a	18,711	—	—	6,327
Revolving credit facility (9)	n/a	2,327	—	45	6

	December 31, 2018
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.83%	85.00%	45.61%	70.00%	80.00%
Redeemable noncontrolling interests(1) (2)	0.17%	15.00%	29.65%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$215	$1,858	$1,458	n/a	n/a
Redemption value adjustment, year-to-date	(180)	—	12	n/a	n/a
Redemption value adjustment, cumulative	178	—	2,033	n/a	n/a
Carrying value of noncontrolling interests	—	—	308	218	(68)
Assets, available only to settle subsidiary’s obligations (7)	n/a	37,141	1,410	2,267	6,807
Liabilities (9)	n/a	24,836	421	1,977	2,839
Notes payable (9)	n/a	13,614	—	—	2,480
Revolving credit facility (9)	n/a	1,733	—	60	118
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

(6)
Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. RED is a provider of watersports activities and other travel and transportation services and includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago. We are provided a preferred return on our investment in RED’s legacy U.S. Virgin Islands operations and Sebago which is accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 11.

(7)	Total assets consist primarily of cash and cash equivalents, FF&E and other assets that can only be used to settle the subsidiaries’ obligations.

(8)	The assets of Sebago are not available to settle the obligations of the entity that conducts RED’s legacy U.S. Virgin Islands operations.

(9)
Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loans and line of credit held by RED’s legacy U.S. Virgin Islands operations, for which the creditor has recourse to Ashford Inc.

Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in “equity in earnings (loss) of unconsolidated entities.” No such impairment was recorded during the three and nine months ended September 30, 2019 and 2018.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at September 30, 2019 and December 31, 2018. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and nine months ended September 30, 2019 and 2018.
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in REA Holdings, a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

September 30, 2019
Carrying value of the investment in REA Holdings	$2,839
Ownership interest in REA Holdings	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Equity in earnings (loss) in unconsolidated entities	$464	$(109)
Acquisitions—We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a VIE and we are the target’s primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in our condensed consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.
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
Furniture, Fixtures and Equipment, net—We record FF&E at cost. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Assets are depreciated using the straight-line method over the estimated useful lives of the assets. As of September 30, 2019 and December 31, 2018, FF&E, net of accumulated depreciation, included ERFP assets of $35.7 million and $16.1 million, audio visual equipment at JSAV of $16.0 million and $13.4 million and marine vessels at RED of $8.2 million and $5.7 million, respectively.
Impairment of Furniture, Fixtures and Equipment—FF&E are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. No impairment charges were recorded for the three and nine months ended September 30, 2019. We recorded impairment charges of $0 and $1.9 million for the three and nine months ended September 30, 2018, respectively. The impairment in 2018 was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of JSAV and RED’s acquisition of Sebago. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on either a market valuation approach or an analysis of discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Based on the results of our annual impairment assessments, no impairment of goodwill or trademark rights was indicated. In the third quarter of 2019, the Company identified a potential indicator of goodwill impairment in our reporting units due to a decline in the price of our common stock. We performed an interim qualitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of September 30, 2019. Based on our assessment, goodwill was not impaired as of September 30, 2019.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer relationships, management contracts and boat slip rights resulting from our acquisitions of Premier, JSAV, RED and Pure Wellness. Definite-lived intangible assets are amortized over their respective estimated useful lives based on the projected economic benefit associated with the asset, or using the straight-line method if not materially different. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of September 30, 2019.
Other Liabilities—As of September 30, 2019 and December 31, 2018, other liabilities included reserves in the amount of $12.1 million and $7.8 million, respectively, related primarily to Ashford Trust and Braemar properties’ casualty insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of September 30, 2019, other liabilities also included our remaining consideration of $500,000 and the fair value of contingent consideration of $4.6 million due to the sellers of BAV resulting from JSAV’s acquisition of BAV in March of 2019 and the fair value of contingent consideration of $1.2 million due to the sellers of Sebago resulting from RED’s acquisition of Sebago in July of 2019. See notes 4 and 15.
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
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the JSAV operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income (loss) is presented on our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.
Due to Affiliates—Due to affiliates represents current payables resulting primarily from general and administrative expense, and FF&E reimbursements. Due to affiliates is generally settled within a period not exceeding one year.
Leases—We determine if an arrangement is a lease at the inception of the contract. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments related to operating leases is recognized on a straight-line basis over the lease term. Lease expense for minimum lease payments related to financing leases is recognized using the effective interest method over the lease term. Short-term leases are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. See note 7.
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes, beginning November 1, 2017, Mexico and Dominican Republic income taxes and, beginning 2018, U.S. Virgin Islands taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between our condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning November 1, 2017, in Mexico and the Dominican Republic and, beginning 2018, in the U.S. Virgin Islands. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are implementing repeatable processes to manage our analysis of any expected credit losses which may occur related to our short-term receivables and evaluating accounting policies and controls that will be impacted by the new standard.
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
Other Revenue
Other revenue includes revenues provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital (“Lismore”), our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Deferred Income and Contract Balances
Deferred income primarily consists of customer billings in advance of revenues being recognized from our advisory agreements and other hospitality products and services contracts. Generally, deferred income that could result in a cash payment within the next twelve months is recorded as current deferred income and the remaining portion is recorded as noncurrent. The increase in the deferred income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenues recognized that were included in the deferred income balance at the beginning of the period. The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2019	2018
Balance as of June 30	$11,226	$13,111
Increases to deferred income	1,681	2,144
Recognition of revenue (1)	(1,287)	(1,344)
Balance as of September 30	$11,620	$13,911
________

(1)
Deferred income recognized in the three months ended September 30, 2019, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $194,000 of audio visual revenue and (c) $539,000 of “other services” revenue earned by our hospitality products and services companies. Deferred income recognized in the three months ended September 30, 2018, includes (a) $666,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $173,000 of audio visual revenue and (c) $505,000 of “other services” revenue earned by our hospitality products and services companies.

	Deferred Income
	2019	2018
Balance as of January 1	$13,544	$13,899
Increases to deferred income	4,429	5,731
Recognition of revenue (1)	(6,353)	(5,719)
Balance as of September 30	$11,620	$13,911
________

(1)
Deferred income recognized in the nine months ended September 30, 2019, includes (a) $2.0 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.6 million of audio visual revenue and (c) $1.8 million of “other services” revenue earned by our hospitality products and services companies. Deferred income recognized in the nine months ended September 30, 2018, includes (a) $1.6 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.9 million of audio visual revenue and (c) $1.3 million of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at September 30, 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $6.6 million and $4.9 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $4.4 million and $5.3 million in “due from Ashford Trust OP”, and $2.2 million and $2.0 million included in “due from Braemar OP” related to REIT advisory services at September 30, 2019 and December 31, 2018, respectively. We had no significant impairments related to these receivables during the three and nine months ended September 30, 2019 and 2018.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregated Revenue
Our revenues were comprised of the following for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advisory services revenue:
Base advisory fee	$10,570	$11,655	$32,382	$33,540
Incentive advisory fee	170	452	509	1,356
Reimbursable expenses	2,541	2,607	8,270	7,052
Equity-based compensation	6,643	6,170	18,912	25,780
Other advisory revenue	131	132	389	390
Total advisory services revenue (2)	20,055	21,016	60,462	68,118

Audio visual revenue	22,430	14,526	83,532	61,212

Project management revenue	7,881	3,616	23,371	3,616

Other revenue:
Investment management reimbursements (2)	246	339	941	850
Debt placement fees (3)	429	350	1,862	5,941
Claims management services (2)	51	48	147	153
Lease revenue (2)	1,029	251	3,088	754
Other services (4)	4,768	1,419	10,272	3,900
Total other revenue	6,523	2,407	16,310	11,598

Total revenue	$56,889	$41,565	$183,675	$144,544

REVENUE BY SEGMENT (1)
REIT advisory	$21,381	$21,656	$64,638	$69,875
Premier	7,881	3,616	23,371	3,616
JSAV	22,430	14,526	83,532	61,212
OpenKey	313	301	764	773
Corporate and other	4,884	1,466	11,370	9,068
Total revenue	$56,889	$41,565	$183,675	$144,544
________

(1)
We have four reportable segments: REIT Advisory, Premier, JSAV and OpenKey. We combine the operating results of RED, Pure Wellness and Lismore into an “all other” category, which we refer to as “Corporate and Other.” See note 17 for discussion of segment reporting.

(2)	Indicates revenue recognized by our REIT Advisory segment.

(3)	Debt placement fees are earned by Lismore for providing debt placement services to Ashford Trust and Braemar.

(4)
Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and third parties. Other services also includes reimbursements for expenses related to Ashford Securities from Ashford Trust and Braemar.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Geographic Information
Our REIT Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$19,860	$12,385	$67,550	$44,547
Mexico	1,804	1,293	11,289	12,010
Dominican Republic	766	848	4,693	4,655
	$22,430	$14,526	$83,532	$61,212
4. Acquisitions
Sebago
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. will own an approximately 84% interest in the common equity of RED.
The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar. The issued Ashford Inc. shares were determined using a 30-Day VWAP of $33.24 and had an estimated fair value of approximately $4.5 million as of the acquisition date. Pursuant to the acquisition agreement, in the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is lower than the price of the common stock on July 18, 2019, the Company at its sole discretion will either pay to the sellers a cash payment, if greater than zero, equal to the amount by which the value of the common stock on the six month anniversary of the acquisition is less than $3.8 million or may repurchase all of the common stock from the seller for $3.8 million. In the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is higher than the price of the common stock on July 18, 2019, the Company may repurchase shares of common stock at a price of $0.01 per share, such that the stock consideration for the transaction remains $4.5 million in common stock. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our condensed consolidated statements of operations. See note 8 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
The acquisition of Sebago was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Sebago and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to marine vessels and intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Cash	$2,500
Less working capital adjustments	(74)
Fair value of Ashford Inc. common stock issued	4,547
Purchase price consideration	$6,973

	Fair Value	Estimated Useful Life
Current assets	$76
Marine vessels	2,220	20 years
FF&E	1,514	20 years
Operating lease right-of-use assets	391
Goodwill	1,452
Trademarks	480
Boat slip rights	2,900	20 years
Total assets acquired	9,033
Current liabilities	299
Noncurrent liabilities	1,761
Total assumed liabilities	2,060
Net assets acquired	$6,973
We expect approximately $1.5 million of the goodwill balance to be deductible by Ashford Inc. for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Sebago’s operations through our relationship with RED.
Results of Sebago
The results of operations of Sebago have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include total revenues from Sebago of $1.2 million. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include net income from Sebago of $129,000. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
BAV
On March 1, 2019, JSAV acquired a privately-held company, BAV. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%.
Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a 30-Day VWAP of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our condensed consolidated statements of operations. See note 8 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.

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
The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Term loan	$5,000
Less working capital adjustments	(733)
Fair value of Ashford Inc. common stock issued	3,748
Consideration payable	500
Fair value of contingent consideration	1,384
Purchase price consideration	$9,899

	Fair Value	Estimated Useful Life
Current assets	$754
FF&E	1,895	5 years
Operating lease right-of-use assets	165
Goodwill	4,827
Trademarks	440
Customer relationships	2,800	15 years
Total assets acquired	10,881
Current liabilities	619
Noncurrent liabilities	363
Total assumed liabilities	982
Net assets acquired	$9,899
We expect approximately $4.8 million of the goodwill balance to be deductible by Ashford Inc. for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding BAV’s operations through our relationship with JSAV.
Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include total revenues from BAV of $2.8 million and $8.5 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include net income from BAV of $428,000 and $1.2 million, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Premier
On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203.0 million. Premier provides construction management, interior design, architecture, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of FF&E, and related services. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Convertible Preferred Stock to the sellers. See note 12 for further discussion of the Series B Convertible Preferred Stock. The results of operations of Premier are included in our condensed consolidated financial statements from the date of acquisition.
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
As of September 30, 2019, we have finalized the valuation of the acquired assets and liabilities associated with the acquisition. The final fair value analysis resulted in a $5.2 million adjustment to increase the value of the acquired management contracts to their estimated fair value and a corresponding decrease to goodwill on our condensed consolidated balance sheet during the third quarter of 2019. We also recorded an adjustment of approximately $1.2 million to increase our deferred tax liability and a corresponding increase to goodwill on our condensed consolidated balance sheet during the third quarter of 2019.
The fair value of the purchase price and final allocation of the purchase price are as follows (in thousands):

Series B Convertible Preferred Stock	$203,000
Preferred stock discount	(2,883)
Total fair value of purchase price	$200,117

	Fair Value	Estimated Useful Life
Current assets including cash	$3,878
FF&E	47
Goodwill	49,524
Management contracts	194,000	30 years
Total assets acquired	247,449
Current liabilities	2,375
Deferred tax liability	44,957
Total assumed liabilities	47,332
Net assets acquired	$200,117
We do not expect any of the goodwill balance to be deductible for tax purposes.
Results of Premier
The results of operations of Premier have been included in our results of operations since the acquisition date. Our condensed consolidated statement of operations for the three and nine months ended September 30, 2019, include total revenue of $7.9 million and $23.4 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include net losses of $1.2 million and $336,000, respectively, from Premier. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Premier, BAV and Sebago acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2018, and the removal of $283,000 and $659,000 of transaction costs directly attributable to the acquisitions for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$57,189	$47,815	$189,138	$174,769
Net income (loss)	(6,361)	5,612	(5,276)	13,307
Net income (loss) attributable to the Company	(6,285)	6,982	(4,775)	14,629
The acquisition of certain assets related to RED on January 16, 2018, were treated as an acquisition of property and equipment. As such, the pro forma results of operations of RED are not included above.
5. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019, are as follows (in thousands):

	Premier	JSAV	Corporate and Other	Consolidated
Balance at December 31, 2018	$53,517	$5,384	$782	$59,683
Changes in goodwill:
Additions (1)	—	4,827	1,452	6,279
Adjustments (2)	(3,993)	—	—	(3,993)
Balance at September 30, 2019	$49,524	$10,211	$2,234	$61,969
________
(1) The addition of approximately $4.8 million and $1.5 million relates to the preliminary valuation of assets and liabilities related to JSAV’s acquisition of BAV and RED’s acquisition of Sebago, respectively.
(2) The adjustment to Premier goodwill relates to changes in our final valuation of the acquired assets and liabilities associated with the acquisition of Premier. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible assets, net as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Premier management contracts	$194,000	$(14,756)	$179,244	$188,800	$(4,353)	$184,447
JSAV customer relationships	9,319	(1,894)	7,425	6,519	(1,087)	5,432
RED boat slip rights	2,900	(29)	2,871	—	—	—
Pure Wellness customer relationships	175	(87)	88	175	(61)	114
Other	20	(3)	17	—	—	—
	$206,414	$(16,769)	$189,645	$195,494	$(5,501)	$189,993

Indefinite-lived intangible assets:
JSAV trademarks	$3,641			$3,201
RED trademarks	480			—
	$4,121			$3,201
Amortization expense for definite-lived intangible assets was $5.3 million and $11.3 million for the three and nine months ended September 30, 2019, respectively. Amortization expense for definite-lived intangible assets was $1.9 million and $2.3 million for the three and nine months ended September 30, 2018, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our boat slip rights and management contracts intangible assets were assigned useful lives of 20 years and 30 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	September 30, 2019	December 31, 2018
Senior revolving credit facility (7)	Ashford Inc.	March 1, 2021	Base Rate (1) + 2.00% to 2.50% or LIBOR (2) + 3.00% to 3.50%	$—	$—
Term loan (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	12,983	8,917
Revolving credit facility (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	2,327	1,733
Finance lease obligations (5)	JSAV	Various	Various - fixed	320	661
Equipment note (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	3,607	2,087
Draw term loan (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	1,800	1,950
Revolving credit facility (5) (10)	OpenKey	April 30, 2020	Prime Rate (4) + 2.75%	—	—
Revolving credit facility (5) (11)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	45	60
Term loan (6) (12)	RED	April 5, 2025	Prime Rate (4) + 1.75%	628	695
Revolving credit facility (6) (13)	RED	February 5, 2020	Prime Rate (4) + 1.75%	6	118
Draw term loan (6) (14)	RED	December 5, 2026	Prime Rate (4) + 1.75%	1,314	—
Term loan (6) (15)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,681	1,785
Term loan (5) (16)	RED	July 17, 2029	6.0% (16)	1,685	—
Term loan (5) (17)	RED	July 17, 2022	6.5%	1,019	—
Finance lease obligations (5)	RED	Various	Various - fixed	1,507	—
Notes payable				28,922	18,006
Less deferred loan costs, net				(247)	(234)
Notes payable less net deferred loan costs				28,675	17,772
Less current portion				(3,549)	(2,595)
Notes payable, net - non-current				$25,126	$15,177
__________________

(1)	Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(2)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.

(3)	The one-month LIBOR rate was 2.02% and 2.50% at September 30, 2019 and December 31, 2018, respectively.

(4)	Prime Rate was 5.00% and 5.50% at September 30, 2019 and December 31, 2018, respectively.

(5)	Creditors do not have recourse to Ashford Inc.

(6)	Creditors have recourse to Ashford Inc.

(7)
The Company has a $35.0 million senior revolving credit facility with Bank of America, N.A. There is a one-year extension option subject to the satisfaction of certain conditions. The senior revolving credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions.

(8)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing term loan and borrowed an additional $5.0 million. The revolving credit facility was also amended to increase the borrowing capacity from $3.0 million to $3.5 million. In connection with the term loan, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at September 30, 2019 and December 31, 2018, was not material. As of September 30, 2019, $1.2 million of credit was available under the revolving credit facility.

(9)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing equipment note and draw term note to increase the borrowing capacity to $8.0 million and $2.4 million, respectively. All the loans are partially secured by a security interest on all of the assets and equity interests of JSAV.

(10)
On November 8, 2018, OpenKey renewed the Loan and Security Agreement that expired in October 2018 for a revolving credit facility in the amount of $1.5 million. The credit facility is secured by all of OpenKey’s assets. As of September 30, 2019, OpenKey had no borrowings outstanding and the $1.5 million revolving credit facility funds were no longer available.

(11)	On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. As of September 30, 2019, $55,000 of credit was available under the revolving credit facility.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(12)	On March 23, 2018, RED entered into a term loan of $750,000.

(13)	On February 28, 2019, RED renewed its $250,000 revolving credit facility. As of September 30, 2019, $244,000 was available under the revolving credit facility.

(14)	On February 27, 2019, RED entered into a draw term loan in the amount of $1.4 million. As of September 30, 2019, $86,000 was available under the draw term loan.

(15)	On August 31, 2018, RED entered into a term loan of $1.8 million.

(16)
On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.

(17)	On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.1 million.

We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our lines of credit, even if repayment of some or all of our borrowings is not required. As of September 30, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
7. Leases
We lease certain office space, warehouse facilities, vehicles and equipment under operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. Operating lease obligations expire at various dates with the latest maturity in 2028. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the three and nine months ended September 30, 2018, we recorded rental expense of $556,000 and $1.2 million, respectively.
We lease certain equipment and boat slips under finance leases. The net book value of these assets was approximately $2.2 million and $807,000 as of September 30, 2019 and December 31, 2018, respectively. The net book value of these assets is included in “furniture, fixtures and equipment, net” in our condensed consolidated balance sheets. Amortization of assets under finance leases is included in “depreciation and amortization” expense in our condensed consolidated statement of operations.

During the second quarter of 2019, we exercised our option to modify our corporate office lease agreement for the remainder of the lease term to reduce the amount of office space and the annual lease payment. This modification resulted in a reduction of the operating lease right-of-use asset and operating lease liability by approximately $4.1 million.
As of September 30, 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$21,522
Finance lease assets	Furniture, fixtures and equipment, net	2,244
Total leased assets		$23,766

Liabilities
Current
Operating	Operating lease liabilities	$2,206
Finance	Notes payable, net	236
Noncurrent
Operating	Operating lease liabilities	19,340
Finance	Notes payable, net	1,591
Total leased liabilities		$23,373

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost
Rent expense	General and administrative	$805	$2,342
Rent expense	Cost of revenues for project management	38	111
Finance lease cost
Amortization of leased assets	Depreciation and amortization	72	198
Interest on lease liabilities	Interest expense	23	38
Total lease cost		$938	$2,689
For the nine months ended September 30, 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,453
Financing cash flows from finance leases	476
As of September 30, 2019, future minimum lease payments on operating and financing leases were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$863	$130
2020	3,294	272
2021	3,082	200
2022	2,802	182
2023	2,599	150
Thereafter	17,537	2,189
Total minimum lease payments	$30,177	$3,123
Imputed interest	(8,631)	(1,296)
Present value of minimum lease payments	$21,546	$1,827

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
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

September 30, 2019
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	12.3
Finance leases	16.7
Weighted-average discount rate
Operating leases	5.6%
Finance leases	6.2%
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
September 30, 2019
Liabilities
Contingent consideration	$(2,865)	(1)	$—	$(2,931)	(2)	$(5,796)
Deferred compensation plan	(4,878)		—	—		(4,878)
Total	$(7,743)		$—	$(2,931)		$(10,674)
__________________
(1) Represents the fair value of the contingent consideration liability of $1.7 million related to the stock consideration collar associated with JSAV’s acquisition of BAV and $1.2 million related to the stock consideration collar associated with RED’s acquisition of Sebago. The contingent consideration liabilities related to BAV and Sebago are reported as “other liabilities” in our condensed consolidated balance sheets. See notes 1 and 4.
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of BAV, which is reported within “other liabilities” in our condensed consolidated balance sheets. See notes 1 and 4.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Liabilities
Deferred compensation plan	$(10,574)	$—	$—	$(10,574)
Total	$(10,574)	$—	$—	$(10,574)

The following tables presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2018	$—
Acquisitions	(1,384)
Gains (losses) included in earnings (2)	(1,547)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at September 30, 2019	$(2,931)
__________________

(1)
Includes JSAV’s contingent consideration associated with the acquisition of BAV in March of 2019, which is carried at fair value in our condensed consolidated balance sheets within “other liabilities”. The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant inputs in the Level 3 measurement of the contingent consideration include the timing and amount of the ultimate payout based on our estimate of BAV operating performance during the earn-out period, calculated in accordance with the applicable agreement, and the risk adjusted discount rate used to discount the future payment.

(2)	Reported as “other” operating expense in our condensed consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Liabilities
Contingent consideration	$(2,773)	(1)	$221	(2)	$(4,412)	(1)	$(338)	(2)
Deferred compensation plan (3)	1,526		(2,274)		5,603		3,540
Total	$(1,247)		$(2,053)		$1,191		$3,202
__________________

(1)
Represents the changes in fair value of the contingent consideration liabilities related to the achievement of certain performance targets of BAV and stock consideration collars associated with the acquisitions of BAV and Sebago reported as a component of “other” operating expense in our condensed consolidated statements of operations. See notes 1 and 4.

(2)
Represents the accretion of contingent consideration associated with the acquisition of JSAV in November of 2017, which was settled in the third quarter of 2018. Amounts are reported as “other” operating expense in our condensed consolidated statements of operations.

(3)	Reported as a component of “salaries and benefits” in our condensed consolidated statements of operations.
9. Summary of Fair Value of Financial Instruments
Certain of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities measured at fair value:
Deferred compensation plan	$4,878	$4,878	$10,574	$10,574
Contingent consideration	5,796	5,796	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$36,400	$36,400	$51,529	$51,529
Restricted cash	11,978	11,978	7,914	7,914
Accounts receivable, net	6,628	6,628	4,928	4,928
Due from affiliates	55	55	45	45
Due from Ashford Trust OP	4,444	4,444	5,293	5,293
Due from Braemar OP	2,224	2,224	1,996	1,996
Investments in unconsolidated entities	3,339	3,339	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$27,314	$27,314	$24,880	$24,880
Dividends payable	2,910	2,910	—	—
Due to affiliates	1,353	1,353	2,032	2,032
Other liabilities	13,031	13,031	8,418	8,418
Notes payable	28,922	27,132 to 29,988	18,006	16,681 to 18,437
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contingent consideration. The liability associated with JSAV’s acquisition of BAV and RED’s acquisition of Sebago is carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our condensed consolidated statements of operations. See note 8.
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
10. Commitments and Contingencies
Purchase Commitment—As of September 30, 2019, we had approximately $20.8 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement and $39.7 million of remaining purchase commitments related to our Braemar ERFP Agreement. See “ERFP Commitments” within note 15.
Contingent Consideration—We had total acquisition-related contingent consideration liabilities outstanding of approximately $5.8 million and $0 primarily related to achievement of certain performance targets and stock consideration collars, as of September 30, 2019 and December 31, 2018, respectively. See note 4.
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
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Income) loss allocated to noncontrolling interests:
JSAV	$—	$151	$—	$58
OpenKey	146	242	475	585
RED	(27)	38	(87)	36
Pure Wellness	(27)	(18)	(2)	25
Other	9	—	9	—
Total net (income) loss allocated to noncontrolling interests	$101	$413	$395	$704

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
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$15	$(3)	$25	$(9)
JSAV	165	679	71	29
OpenKey	154	292	527	797
Total net (income) loss allocated to redeemable noncontrolling interests	$334	$968	$623	$817
Preferred Stock—On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of Series B Convertible Preferred Stock to the Remington Sellers. The Series B Convertible Preferred Stock has a conversion price of $140 per share and, if converted, would convert into 1,450,000 shares of our common stock. Cumulative dividends on the Series B Convertible Preferred Stock are payable at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. Under the applicable authoritative accounting guidance, this increasing dividend rate feature results in a discount that must be reflected in the fair value of the preferred stock, which is reflected in “Series B Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2019, we recorded $363,000 and $1.3 million, respectively, of amortization related to the preferred stock discount.
The Series B Convertible Preferred Stock is included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable outside of the Company’s control. The Series B Convertible Preferred Stock is redeemable at the option of the holder for cash or stock in the event of a change of control. Each share of our Series B Convertible Preferred Stock is convertible at any time, at the option of the holder, into a number of whole or partial shares of common stock, pursuant to the agreements.
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
The holders of the Series B Convertible Preferred Stock also participate in any dividend or distribution paid on the Company’s common stock. If the Company declares or pays a dividend or distribution to the common stockholders, the Company will simultaneously declare and pay a dividend on the Series B Convertible Preferred Stock on a pro rata basis with the common stock as determined on an as-converted basis assuming all shares have been converted immediately prior to the date of record.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Declared Series B Convertible Preferred Stock cumulative dividends for all issued and outstanding shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Preferred dividends	$2,909	$1,675	$8,492	$1,675
Preferred dividends per share	$0.3583	$0.2063	$1.0458	$0.2063
13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” in our condensed consolidated statements of operations and comprehensive income (loss). The components of equity-based compensation expense for the three and nine months ended September 30, 2019 and 2018 are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity-based compensation
Stock option amortization (1)	$2,070	$1,951	$6,264	$7,625
Employee equity grant expense (2)	14	—	71	—
Director and other non-employee equity grants expense (3)	5	38	615	433
Total equity-based compensation	$2,089	$1,989	$6,950	$8,058

Other equity-based compensation
REIT equity-based compensation (4)	$6,743	$6,232	$19,226	$25,842
	$8,832	$8,221	$26,176	$33,900
________

(1)
As of September 30, 2019, the Company had approximately $12.7 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.5 years. During the nine months ended September 30, 2018, we recorded approximately $2.5 million of equity-based compensation expense in “salaries and benefits expense” related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(2)
As of September 30, 2019, the Company had approximately $128,000 of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.5 years.

(3)
Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. See “Equity-based Compensation” in note 2.

(4)
REIT equity-based compensation expense is primarily recorded in “salaries and benefits expense” and is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to our officers and employees. During the three and nine months ended September 30, 2019, $85,000 and $253,000, respectively, of equity based compensation expense related to REIT awards to our employees was included in “cost of revenues for project management” on our condensed consolidated statements of operations. During the nine months ended September 30, 2018, REIT equity-based compensation included $6.7 million of expense in “salaries and benefit expense” related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018. See notes 2 and 15.

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
The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in fair value
Unrealized gain (loss)	$1,526	$(2,274)	$5,603	$3,540

Distributions
Fair value (1)	$20	$63	$93	$197
Shares (1)	1	1	3	3
________

(1)	Distributions made to one participant.
As of September 30, 2019 and December 31, 2018 the carrying value of the DCP liability was $4.9 million and $10.6 million, respectively.
15. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. Prior to June 26, 2018, the base fee was paid quarterly based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.50% and 0.70% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the Ashford Trust ERFP Agreement on June 29, 2018, the base fee is paid monthly as a percentage of Ashford Trust’s total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. At September 30, 2019, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condition, as defined in our advisory agreement. In addition to our advisory agreement with Ashford Trust and Ashford Trust OP, Premier is party to a master project management agreement with Ashford Trust OP and Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”) to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
The following table summarizes the revenues and expenses related to Ashford Trust OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$8,003	$9,145	$24,463	$26,611
Reimbursable expenses (1)	2,018	2,119	6,716	5,645
Equity-based compensation (2)	4,649	4,855	13,486	20,540
Incentive advisory fee (3)	—	452	—	1,356
Total advisory services revenue	14,670	16,571	44,665	54,152

Audio visual revenue (4)	—	—	—	88
Project management revenue (5)	5,083	2,491	15,098	2,491

Other revenue
Investment management reimbursements (6)	246	339	941	850
Debt placement fees (7)	—	350	1,158	4,942
Claims management services (8)	26	17	57	53
Lease revenue (9)	946	168	2,837	503
Other services (10)	967	454	1,843	1,141
Total other revenue	2,185	1,328	6,836	7,489

Total revenue	$21,938	$20,390	$66,599	$64,220

REVENUE BY SEGMENT (11)
REIT advisory	$15,888	$17,095	$48,500	$55,558
Premier	5,083	2,491	15,098	2,491
JSAV	—	—	—	88
OpenKey	28	16	83	63
Corporate and other	939	788	2,918	6,020
Total revenue	$21,938	$20,390	$66,599	$64,220

COST OF REVENUES
Cost of audio visual revenues (4)	$1,778	$1,021	$5,324	$2,211
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and nine months ended September 30, 2019, we recognized $395,000 and $1.5 million, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and nine months ended September 30, 2018, we recognized $784,000 and $1.4 million, respectively, of deferred income from reimbursable expenses related to software implementation costs.

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

(3)
Incentive advisory fee for the three and nine months ended September 30, 2018, includes the pro-rata portion of the third year installment of the 2016 incentive advisory fee, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Ashford Trust advisory agreement. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018 and 2017 measurement periods. See note 3.

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

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. Our ERFP leases entered into in 2018 commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness. Other services revenue also includes reimbursements for expenses related to Ashford Securities from Ashford Trust.

(11)	See note 17 for discussion of segment reporting.
The following table summarizes amounts due (to) from Ashford Trust OP, net at September 30, 2019 and December 31, 2018, associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	September 30, 2019	December 31, 2018
Ashford LLC	$734	$2,337
AIM	111	99
Premier	2,049	1,611
JSAV	1,364	826
OpenKey	6	2
Pure Wellness	180	418
Due from Ashford Trust OP	$4,444	$5,293
We are also a party to an amended and restated advisory agreement with Braemar and Braemar OP. Prior to January 15, 2019, the base fee was paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Upon effectiveness of the Braemar ERFP Agreement on January 15, 2019, the base fee

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

is paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “salaries and benefits.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement. In addition to our advisory agreement with Braemar and Braemar OP, Premier is party to a master project management agreement with Braemar OP and Braemar TRS Yountville LLC, a limited liability company existing under the laws of the state of Delaware and wholly-owned subsidiary of Braemar OP (“Braemar TRS,”) to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar OP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$2,567	$2,510	$7,919	$6,929
Reimbursable expenses (1)	523	488	1,554	1,407
Equity-based compensation (2)	1,994	1,315	5,426	5,240
Incentive advisory fee (3)	170	—	509	—
Other advisory revenue (4)	131	132	389	390
Total advisory services revenue	5,385	4,445	15,797	13,966

Audio visual revenue (5)	—	—	—	—
Project management revenue (6)	2,839	1,125	8,079	1,125

Other revenue
Debt placement fees (7)	429	—	704	999
Claims management services (8)	25	31	90	100
Lease revenue (9)	83	83	251	251
Other services (10)	521	206	1,069	625
Total other revenue	1,058	320	2,114	1,975

Total revenue	$9,282	$5,890	$25,990	$17,066

REVENUE BY SEGMENT (11)
REIT advisory	$5,493	$4,559	$16,138	$14,317
Premier	2,839	1,125	8,079	1,125
JSAV (11)	—	—	—	—
OpenKey	9	6	42	22
Corporate and other	941	200	1,731	1,602
Total revenue	$9,282	$5,890	$25,990	$17,066

COST OF REVENUES
Cost of audio visual revenues (5)	$199	$—	$404	$—
________

(1)
Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three and nine months ended September 30, 2019, we recognized $28,000 and $108,000, respectively, of deferred income from reimbursable expenses related to software implementation costs. During the three and nine months ended September 30, 2018, we recognized $58,000 and $102,000, respectively, of deferred income from reimbursable expenses related to software implementation costs.

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

(3)	Incentive advisory fee for the three and nine months ended September 30, 2019, includes the pro-rata portion of the second

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

year installment of the 2018 incentive advisory fee, which will be paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. For the three and nine months ended September 30, 2018, no incentive advisory fee was recognized as Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods. See note 3.

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

(9)
In connection with our legacy key money transaction with Braemar which commenced prior to 2019, we lease FF&E to Braemar rent-free. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
Other services revenue is primarily associated with other hotel products and services, such as mobile key applications, marine vessel transportation and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey, RED and Pure Wellness. Other services revenue also includes reimbursements for expenses related to Ashford Securities from Braemar.

(11)	See note 17 for discussion of segment reporting.
The following table summarizes amounts due (to) from Braemar OP, net at September 30, 2019 and December 31, 2018 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	September 30, 2019	December 31, 2018
Ashford LLC	$766	$941
Premier	1,209	949
JSAV	185	4
OpenKey	—	12
RED	2	60
Pure Wellness	62	30
Due from Braemar OP	$2,224	$1,996

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “ERFP Commitment” and collectively, the “ERFP Commitments”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REITs’ acquisition of hotels recommended by us, with the option to increase each ERFP Commitment to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company’s ERFP Commitment to such REIT will be fulfilled as the Company pays each such REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REITs’ hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2 and 10.
The changes in our ERFP Commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through September 30, 2019, as well as the unfunded ERFP Commitments as of September 30, 2019, for hotels acquired by the REITs are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
Initial ERFP Commitment	50,000	—	50,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	(5,000)	—	(5,000)
ERFP Commitments remaining at December 31, 2018	$33,900	$—	$33,900
Initial ERFP Commitment	—	50,000	50,000
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP payment—Embassy Suites New York Manhattan Times Square	(8,089)	—	(8,089)
ERFP payment—Ritz-Carlton, Lake Tahoe	—	(10,300)	(10,300)
ERFP Commitments remaining at September 30, 2019 (1)	$20,811	$39,700	$60,511

	Ashford Trust	Braemar	Total
Unfunded ERFP Commitments for hotels acquired by REITs:
Embassy Suites New York Manhattan Times Square	$11,411	$—	$11,411
Unfunded ERFP Commitments at September 30, 2019	$11,411	$—	$11,411
________
(1)    See note 10.
Other Related Party Transactions—We reimburse Remington and its subsidiaries, which are beneficially owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus, for various overhead expenses, including rent, payroll, office supplies, travel and accounting. These charges are allocated based on various methodologies, including headcount and actual amounts incurred, and the allocations are approved quarterly by Ashford Inc. and Remington management. These reimbursements are included in “general and administrative” and “cost of revenues for project management” expenses on the condensed consolidated statements of operations. The charges totaled $1.9 million and $6.2 million, for the three and nine months ended September 30, 2019, respectively, and $2.7 million and $5.2 million for the three and nine months ended September 30,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2018, respectively. The amounts due under these arrangements as of September 30, 2019 and December 31, 2018, are included in “due to affiliates” on our condensed consolidated balance sheets.
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
“Equity in earnings (loss) of unconsolidated entities” in our condensed consolidated statement of operations includes equity in earnings of $266,000 and $239,000 from Ashford Trust and Braemar, respectively, for both the three and nine months ended September 30, 2019 for services provided by an unconsolidated entity in which Lismore holds an investment.
Ashford Trust held a 17.00% and 16.30% noncontrolling interest in OpenKey, and Braemar held an 8.58% and 8.21% noncontrolling interest in OpenKey as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, Ashford Trust invested $348,000 and $647,000, respectively, and Braemar invested $176,000 and $332,000, respectively in OpenKey. During the three and nine months ended September 30, 2018, Ashford Trust invested $0 and $667,000, respectively, and Braemar invested $0 and $2.0 million, respectively, in OpenKey. See also notes 1, 2, 11, and 12.
In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar have entered into a contribution agreement with Ashford Inc. in which Ashford Trust and Braemar have agreed to contribute a combined contribution amount of up to $15.0 million to fund the operations of Ashford Securities. As of September 30, 2019, Ashford Trust and Braemar have funded approximately $485,000 and $165,000, respectively.
An officer of JSAV owns the JSAV headquarters property including the adjoining warehouse space. JSAV leases this property for approximately $307,000 per year, with escalating lease payments based on the Consumer Price Index. Rental expense for the three and nine months ended September 30, 2019, was $77,000, and $232,000, respectively. Rental expense for the three and nine months ended September 30, 2018, was $84,000, and $252,000 respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(6,156)	$3,387	$(5,334)	$6,624
Less: Dividends on preferred stock and amortization	(3,272)	(1,978)	(9,830)	(1,978)
Less: Undistributed net (income) allocated to unvested shares	—	(6)	—	(20)
Undistributed net income (loss) allocated to common stockholders	(9,428)	1,403	(15,164)	4,626
Distributed and undistributed net income (loss) - basic	$(9,428)	$1,403	$(15,164)	$4,626
Effect of deferred compensation plan	(1,526)	—	(5,603)	(3,540)
Effect of incremental subsidiary shares	—	(971)	(527)	(826)
Distributed and undistributed net income (loss) - diluted	$(10,954)	$432	$(21,294)	$260

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,580	2,109	2,489	2,100
Effect of deferred compensation plan shares	202	—	135	69
Effect of incremental subsidiary shares	—	50	55	57
Effect of assumed exercise of stock options	—	178	—	191
Weighted average common shares outstanding – diluted	2,782	2,337	2,679	2,417

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(3.65)	$0.67	$(6.09)	$2.20
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.94)	$0.18	$(7.95)	$0.11

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to unvested restricted shares	$—	$6	$—	$20
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(15)	3	(25)	9
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(319)	—	(71)	—
Dividends on preferred stock and amortization	3,272	1,978	9,830	1,978
Total	$2,938	$1,987	$9,734	$2,007
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	12	9	10	9
Effect of assumed exercise of stock options	—	—	27	—
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of incremental subsidiary shares	186	—	74	—
Effect of assumed conversion of preferred stock	1,450	851	1,450	284
Total	1,652	864	1,565	297
17. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (b) JSAV, which provides event technology and creative communications solutions services, (c) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (d) RED, a provider of watersports activities and other travel and transportation services, (e) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry and (f) Lismore, a provider of debt placement services. For 2019, OpenKey, RED, Pure Wellness and Lismore operating segments do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have four reportable segments: REIT Advisory, Premier, JSAV and OpenKey. We combine the operating results of RED, Pure Wellness and Lismore into an “all other” category, which we refer to as “Corporate and Other.”
See footnote 3 for details of our segments’ material revenue generating activities. As of September 30, 2019 and 2018, there were no material intercompany revenues or expenses between our operating segments.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three and nine months ended September 30, 2019, and 2018 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$20,055	$—	$—	$—	$—	$20,055	$21,016	$—	$—	$—	$—	$21,016
Audio visual	—	—	22,430	—	—	22,430	—	—	14,526	—	—	14,526
Project Management	—	7,881	—	—	—	7,881	—	3,616	—	—	—	3,616
Other	1,326	—	—	313	4,884	6,523	640	—	—	301	1,466	2,407
Total revenue	21,381	7,881	22,430	313	4,884	56,889	21,656	3,616	14,526	301	1,466	41,565
EXPENSES
Depreciation and amortization	2,722	4,937	513	7	195	8,374	808	1,618	587	7	(48)	2,972
Other operating expenses (1)	9,184	4,167	24,965	896	16,104	55,316	8,777	1,923	18,087	1,271	20,039	50,097
Total expenses	11,906	9,104	25,478	903	16,299	63,690	9,585	3,541	18,674	1,278	19,991	53,069
OPERATING INCOME (LOSS)	9,475	(1,223)	(3,048)	(590)	(11,415)	(6,801)	12,071	75	(4,148)	(977)	(18,525)	(11,504)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	464	464	—	—	—	—	—	—
Interest expense	—	—	(298)	—	(158)	(456)	—	—	(181)	—	(108)	(289)
Amortization of loan costs	—	—	(14)	(6)	(55)	(75)	—	—	(12)	(7)	(111)	(130)
Interest income	—	—	—	—	—	—	—	—	—	—	103	103
Other income (expense)	—	—	49	3	(72)	(20)	141	—	(38)	3	(184)	(78)
INCOME (LOSS) BEFORE INCOME TAXES	9,475	(1,223)	(3,311)	(593)	(11,236)	(6,888)	12,212	75	(4,379)	(981)	(18,825)	(11,898)
Income tax (expense) benefit	(2,093)	9	698	—	1,683	297	(2,693)	(7)	909	—	15,695	13,904
NET INCOME (LOSS)	$7,382	$(1,214)	$(2,613)	$(593)	$(9,553)	$(6,591)	$9,519	$68	$(3,470)	$(981)	$(3,130)	$2,006
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2019						Nine Months Ended September 30, 2018
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$60,462	$—	$—	$—	$—	$60,462	$68,118	$—	$—	$—	$—	$68,118
Audio visual	—	—	83,532	—	—	83,532	—	—	61,212	—	—	61,212
Project management	—	23,371	—	—	—	23,371	—	3,616	—	—	—	3,616
Other	4,176	—	—	764	11,370	16,310	1,757	—	—	773	9,068	11,598
Total revenue	64,638	23,371	83,532	764	11,370	183,675	69,875	3,616	61,212	773	9,068	144,544
EXPENSES
Depreciation and amortization	5,475	10,413	1,471	21	455	17,835	1,567	1,618	1,530	20	470	5,205
Impairment	—	—	—	—	—	—	1,863	—	—	—	56	1,919
Other operating expenses (1)	27,182	12,535	83,269	2,614	43,556	169,156	32,832	1,923	58,598	3,345	46,392	143,090
Total operating expenses	32,657	22,948	84,740	2,635	44,011	186,991	36,262	3,541	60,128	3,365	46,918	150,214
OPERATING INCOME (LOSS)	31,981	423	(1,208)	(1,871)	(32,641)	(3,316)	33,613	75	1,084	(2,592)	(37,850)	(5,670)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(109)	(109)	—	—	—	—	—	—
Interest expense	—	—	(868)	—	(330)	(1,198)	—	—	(464)	—	(129)	(593)
Amortization of loan costs	—	—	(41)	(19)	(154)	(214)	—	—	(35)	(20)	(122)	(177)
Interest income	—	—	—	—	29	29	—	—	—	—	288	288
Other income (expense)	—	—	(107)	15	(23)	(115)	187	—	(353)	2	(174)	(338)
INCOME (LOSS) BEFORE INCOME TAXES	31,981	423	(2,224)	(1,875)	(33,228)	(4,923)	33,800	75	232	(2,610)	(37,987)	(6,490)
Income tax (expense) benefit	(7,132)	(759)	130	—	6,332	(1,429)	(6,657)	(7)	(339)	—	18,596	11,593
NET INCOME (LOSS)	$24,849	$(336)	$(2,094)	$(1,875)	$(26,896)	$(6,352)	$27,143	$68	$(107)	$(2,610)	$(19,391)	$5,103
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

18. Subsequent Events
On October 2, 2019, as approved by the Board, the Company acquired an aggregate 412,974 shares of its common stock from Ashford Trust and Braemar for $30 per share, resulting in a total cost of approximately $12.4 million. This stock purchase represented approximately 16% of the Company’s common shares outstanding. Subsequent to the stock repurchase, the 412,974 acquired shares were retired by the Company.
On October 14, 2019, the Company drew $10.0 million on our senior revolving credit facility with Bank of America, N.A. As of November 7, 2019, $25.0 million was available under the senior revolving credit facility.
On October 24, 2019, the Company announced the final results of the Special Meeting of Stockholders held October 24, 2019, during which Ashford stockholders overwhelmingly approved the proposal in connection with the Remington Hotel Management business transaction. Holders of approximately 92% of Ashford shares present and voting at the meeting voted in favor of the proposal, including a majority of shares, excluding shares owned by Ashford Trust, Braemar, the Bennetts, and management, present and voting at the meeting voted in favor of the proposal. The Company also announced that it has received the final, official private letter ruling from the Internal Revenue Service related to the transaction.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On November 5, 2019, Ashford Trust distributed its remaining 205,086 shares of Ashford Inc.’s common stock through a pro-rata taxable dividend to Ashford Trust’s common stockholders and unitholders of record (“Ashford Trust Record Holders”) as of the close of business of the New York Stock Exchange (“NYSE”) on October 29, 2019 (the “Record Date”). Each Ashford Trust Record Holder received approximately 0.0017 share of the Company’s common stock for every unit and/or share of Ashford Trust common stock held by such Ashford Trust Record Holder on the Record Date. After the distribution, Ashford Trust holds no ownership interest in the Company.
On November 5, 2019, Braemar distributed its remaining 174,983 shares of Ashford Inc.’s common stock through a pro-rata taxable dividend to Braemar’s common stockholders and unitholders of record (“Braemar Record Holders”) as of the close of business of the NYSE on October 29, 2019 (the “Record Date”). Each Braemar Record Holder received approximately 0.0047 share of the Company’s common stock for every unit and/or share of Braemar common stock held by such Braemar Record Holder on the Record Date. After the distribution, Braemar holds no ownership interest in the Company.
On November 6, 2019, we completed the acquisition of Remington’s Hotel Management business for a purchase price of $275 million, payable by the issuance of $275 million of a new Ashford Inc. Series D Convertible Preferred Stock. In the previous transaction for Remington’s Project Management business, the sellers received $203 million of Maryland Ashford’s Series B Convertible Preferred Stock. For this transaction involving Remington’s Hotel Management business, that $203 million of Maryland Ashford’s Series B Convertible Preferred Stock was exchanged, pursuant to a merger transaction whereby Maryland Ashford became our wholly-owned subsidiary, for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, is outstanding). The new Series D Convertible Preferred Stock is convertible into shares of common stock at a price of $117.50 per share. Preferred dividends on the Series D Convertible Preferred Stock accrue at an annual rate of 6.59% in the first year, 6.99% in the second year, and 7.28% in the third year and each year thereafter. The Series D Convertible Preferred Stock also participates in any dividend or distribution paid on our common stock on an as converted basis. Voting rights of the Series D Convertible Preferred Stock are on an as-converted basis, and the holders of the Series D Convertible Preferred Stock have a voting limit of 40% of the total voting power of the Company until August 8, 2023. The holders of the Series D Convertible Preferred Stock have certain put rights upon certain events constituting a change of control of the Company. Remington was previously owned by Monty J. Bennett, the Company’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust. The Company’s Board of Directors formed a special committee of independent and disinterested directors to analyze, negotiate, and recommend the transaction to the Company’s Independent Directors. The Company’s Independent Directors unanimously recommended approval of the acquisition by the Company’s stockholders. The results of operations of the Hotel Management business are expected to be included in our consolidated financial statements from the date of acquisition. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations. As a result of the acquisition, hotel management services that were previously provided by Remington will now be provided by a subsidiary of the Company under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
Also on November 6, 2019, in connection with the acquisition of Remington’s Hotel Management business, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) (“Maryland Ashford”) was converted into one share of common stock, par value $0.001 per share, of the Company (which is incorporated in Nevada) having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Maryland Ashford. As a result of the foregoing, we became the successor issuer of Maryland Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol “AINC.”
Also on November 6, 2019, the Company entered into the Second Consent, Assumption and Modification Agreement (the “Modification Agreement”) to the senior revolving credit facility. The Modification Agreement is effective as of November 6, 2019. The Modification Agreement adjusts the required leverage ratios the Company must maintain and amends the senior revolving credit facility to provide that the Company must meet certain fixed charge coverage ratios, as well as meet a specified fixed charge coverage ratio to make any dividend payments to the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; and Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; and Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management,” or “Premier.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, and, as the context may require, its consolidated subsidiaries, a property management company wholly-owned by Ashford Inc.
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

•
the future success of the acquisition of the Hotel Management business from Remington, which we signed a definitive agreement to acquire on May 31, 2019 (as amended on July 17, 2019 and further amended on August 28, 2019) and which closed on November 6, 2019;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on March 8, 2019 and our Quarterly Report on Form 10-Q for the period ended June 30, 2019, as filed with the SEC on August 8, 2019, including under the sections captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the market in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Ashford Trust and Braemar, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•
the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses and from new business initiatives, including the ERFP Agreements with Ashford Trust and Braemar;

•
sales of our common stock, including as a result of the divestiture of our common stock by Ashford Trust and Braemar that was completed on November 5, 2019 in connection with the Hotel Management Business acquisition that was signed on May 31, 2019 (as amended on July 19, 2019 and further amended on August 28, 2019) and which closed on November 6, 2019;

•
disruptions relating to the acquisition or integration of Premier and the Hotel Management business from Remington or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and

•	unexpected costs relating to the acquisition or integration of Premier and the Hotel Management business from Remington or any other business we invest in or acquire.
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
Overview
Ashford Inc. is a Nevada corporation that provides asset management services, advisory services and other products and services primarily to clients in the hospitality industry. We became a public company in November 2014, when Ashford Trust completed the spin-off of Ashford Inc. through the distribution of approximately 70% of our outstanding common stock to Ashford Trust stockholders and unitholders in Ashford Trust’s operating partnership, collectively. Our common stock is listed on the NYSE American. As of November 6, 2019, Ashford Trust and Braemar did not hold any shares of our common stock. As of November 6, 2019, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 352,592 shares of our common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of November 6, 2019 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 70.1%. As of November 6, 2019, all Series B Convertible Preferred Stock has been extinguished as a result of the exchange to Series D Convertible Preferred Stock. The 18,758,600 Series D Convertible Preferred Stock shares owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended September 30, 2019, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $10.5 million.
Recent Developments
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in REA Holdings, a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act, provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
On January 15, 2019, the Company entered into the Braemar ERFP Agreement with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the Braemar ERFP Agreement, the Company agreed to provide a $50 million ERFP Commitment to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the ERFP Commitment to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company’s ERFP Commitment will be fulfilled as the Company pays Braemar 10% of each acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Braemar rent-free. Braemar must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Braemar ERFP Agreement. The Braemar ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Braemar acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Braemar’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
On January 15, 2019, Braemar acquired The Ritz-Carlton Lake Tahoe for an allocated purchase price of $103.0 million which therefore required the Company to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar’s hotel properties that will subsequently be leased back to Braemar rent-free. As of September 30, 2019, the Company had fully funded its ERFP Commitment under the Braemar ERFP Agreement related to The Ritz-Carlton Lake Tahoe.
On January 22, 2019, Ashford Trust acquired the Embassy Suites New York Manhattan Times Square for a purchase price of $195.0 million which therefore requires the Company to provide Ashford Trust with approximately $19.5 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of September 30, 2019, the Company’s remaining unfunded ERFP Commitment under the Ashford Trust ERFP Agreement includes $11.4 million related to the Embassy Suites New York Manhattan Times Square.
On February 26, 2019, Ashford Trust acquired the Hilton Santa Cruz/Scotts Valley, in Santa Cruz, California, for a purchase price of $50.0 million which therefore required the Company to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of September 30, 2019, the Company had fully funded its ERFP Commitment under the Ashford Trust ERFP Agreement related to the Hilton Santa Cruz/Scotts Valley.
On March 1, 2019, JSAV acquired a privately-held company, BAV. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%. Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a 30-Day VWAP of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our condensed consolidated statements of operations. See note 4 and 8 to our condensed consolidated financial statements for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
On May 31, 2019, Ashford Inc. signed a Combination Agreement, between the Bennetts, Remington, Remington Holdings GP, LLC, MJB Investments, LP, the Company, James L. Cowen, Jeremy J. Welter (our Co-President and COO), Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (which was subsequently amended on July 17, 2019 and further amended on August 28, 2019) (the “Combination Agreement”) to acquire the Hotel Management business of Remington, a privately held company. The transaction closed on November 6, 2019, after the transaction was approved by shareholders on October 24, 2019.
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. will own an approximately 84% interest in the common equity of RED. The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar. See note 4 to our condensed consolidated financial statements.
On July 22, 2019, each of Ashford Trust and Braemar filed an amendment to their Schedule 13Ds with the SEC. As disclosed in such filings, each party’s obligation to consummate the transactions contemplated by the Combination Agreement is subject to certain conditions, including, among other things: (i) the receipt of a PLR from the Internal Revenue Service that Ashford Hospitality Services LLC, a subsidiary of Ashford Inc., will not fail to qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Code with respect to specified clients solely as a result of (a) Ashford Hospitality Services LLC being a brother-sister affiliate of Ashford Hospitality Advisors LLC, or (b) the taxable REIT subsidiaries (within the meaning of Code Section 856(l)) of such clients receiving specified incentives from Ashford Hospitality Advisors LLC; and (ii) the completion of the divestiture by Ashford Trust and Braemar of their securities of the Company in a manner that complies with the private letter ruling.
As disclosed in the amendment to their Schedule 13Ds, each of Ashford Trust and Braemar, acting at the direction of a committee of independent directors of Ashford Trust and Braemar, respectively, who are independent within the meaning of applicable rules of the NYSE and do not have a material financial interest within the meaning of Section 2-419 of the Maryland General Corporation Law in the transactions contemplated by the Combination Agreement, intends, as of July 19, 2019, to vote or cause to be voted all of the shares beneficially owned by it in favor of each proposal presented to the stockholders at the special meeting of stockholders to consider and vote upon on the transactions contemplated by the Combination Agreement; and, as of July 19, 2019, intends to divest (or cause the divestiture) of all of the securities of Ashford Inc. beneficially owned by each of Ashford Trust and Braemar as required by the closing conditions set forth in the Combination Agreement.
On September 25, 2019, the Company announced the formation of Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. Following registration with the Financial Industry and Regulatory Authority and other regulatory authorities, Ashford Securities will be a dedicated capital raising platform to fund investment opportunities sponsored and asset-managed by the Company. Types of capital raised may include, but are not limited to, preferred equity, convertible preferred equity, mezzanine debt, or non-traded REIT common equity for future platforms. Ashford Securities is not raising common equity for the Company nor for the Company’s existing advised platforms Ashford Trust and Braemar.
In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar have entered into a contribution agreement with Ashford Inc. in which Ashford Trust and Braemar have agreed to contribute a combined contribution amount of up to $15.0 million to fund the operations of Ashford Securities. As of September 30, 2019, Ashford Trust and Braemar have funded approximately $485,000 and $165,000, respectively.
On October 2, 2019, as approved by the Board, the Company acquired an aggregate 412,974 shares of its common stock from Ashford Trust and Braemar for $30 per share, resulting in a total cost of approximately $12.4 million. This stock purchase represented approximately 16% of the Company’s common shares outstanding. Subsequent to the stock repurchase, the 412,974 acquired shares were retired by the Company.
On October 7, 2019, each of Ashford Trust and Braemar filed an amendment to their Schedule 13Ds with the SEC to announce that it entered into the stock purchase agreement to sell shares of the Company’s common stock to the Company.

On October 23, 2019, each of Ashford Trust and Braemar filed an amendment to their Schedule 13Ds with the SEC to announce the pro-rata taxable dividend of the Company’s common stock to its stockholders and unitholders of record. Each stockholder and unitholder of Ashford Trust and Braemar received a distribution of the Company’s common stock for every unit and/or share of Ashford Trust or Braemar common stock, respectively, held by such stockholders and unitholders on the record date of October 29, 2019. As described further below, this distribution was completed on November 5, 2019.
On October 24, 2019, the Company announced the final results of the Special Meeting of Stockholders held October 24, 2019, during which Ashford stockholders overwhelmingly approved the proposal in connection with the Remington Hotel Management business transaction. Holders of approximately 92% of Ashford shares present and voting at the meeting voted in favor of the proposal, including a majority of shares, excluding shares owned by Ashford Trust, Braemar, the Bennetts, and management, present and voting at the meeting voted in favor of the proposal. The Company also announced that it has received the final, official private letter ruling from the Internal Revenue Service related to the transaction.
On November 5, 2019, Ashford Trust distributed its remaining 205,086 shares of Ashford Inc.’s common stock through a pro-rata taxable dividend to Ashford Trust Record Holders as of the Record Date. Each Ashford Trust Record Holder received approximately 0.0017 share of the Company’s common stock for every unit and/or share of Ashford Trust common stock held by such Ashford Trust Record Holder on the Record Date. After the distribution, Ashford Trust holds no ownership interest in the Company.
On November 5, 2019, Braemar distributed its remaining 174,983 shares of Ashford Inc.’s common stock through a pro-rata taxable dividend to Braemar Record Holders as of the Record Date. Each Braemar Record Holder received approximately 0.0047 share of the Company’s common stock for every unit and/or share of Braemar common stock held by such Braemar Record Holder on the Record Date. After the distribution, Braemar holds no ownership interest in the Company.
On November 6, 2019, we completed the acquisition of Remington’s Hotel Management business for a purchase price of $275 million, payable by the issuance of $275 million of a new Ashford Inc. Series D Convertible Preferred Stock. In the previous transaction for Remington’s Project Management business, the sellers received $203 million of Maryland Ashford’s Series B Convertible Preferred Stock. For this transaction involving Remington’s Hotel Management business, that $203 million of Maryland Ashford’s Series B Convertible Preferred Stock was exchanged, pursuant to a merger transaction whereby Maryland Ashford became our wholly-owned subsidiary, for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, is outstanding). The new Series D Convertible Preferred Stock is convertible into shares of common stock at a price of $117.50 per share. Preferred dividends on the Series D Convertible Preferred Stock accrue at an annual rate of 6.59% in the first year, 6.99% in the second year, and 7.28% in the third year and each year thereafter. The Series D Convertible Preferred Stock also participates in any dividend or distribution paid on our common stock on an as converted basis. Voting rights of the Series D Convertible Preferred Stock are on an as-converted basis, and the holders of the Series D Convertible Preferred Stock have a voting limit of 40% of the total voting power of the Company until August 8, 2023. The holders of the Series D Convertible Preferred Stock have certain put rights upon certain events constituting a change of control of the Company. Remington was previously owned by Monty J. Bennett, the Company’s Chairman and Chief Executive Officer, and his father, Archie Bennett, Jr., the Chairman Emeritus of Ashford Trust. The Company’s Board of Directors formed a special committee of independent and disinterested directors to analyze, negotiate, and recommend the transaction to the Company’s Independent Directors. The Company’s Independent Directors unanimously recommended approval of the acquisition by the Company’s stockholders. The results of operations of the Hotel Management business are expected to be included in our consolidated financial statements from the date of acquisition. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations. As a result of the acquisition, hotel management services that were previously provided by Remington will now be provided by a subsidiary of the Company under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
Also on November 6, 2019, in connection with the acquisition of Remington’s Hotel Management business, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) (“Maryland Ashford”) was converted into one share of common stock, par value $0.001 per share, of the Company (which is incorporated in Nevada) having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Maryland Ashford. As a result of the foregoing, we became the successor issuer of Maryland Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol “AINC.”

Also on November 6, 2019, the Company entered into the Second Consent, Assumption and Modification Agreement (the “Modification Agreement”) to the senior revolving credit facility. The Modification Agreement is effective as of November 6, 2019. The Modification Agreement adjusts the required leverage ratios the Company must maintain and amends the senior revolving credit facility to provide that the Company must meet certain fixed charge coverage ratios, as well as meet a specified fixed charge coverage ratio to make any dividend payments to the Company’s common stock.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
REVENUE
Advisory services	$20,055	$21,016	$(961)	(4.6)%
Audio visual	22,430	14,526	7,904	54.4%
Project management	7,881	3,616	4,265	117.9%
Other	6,523	2,407	4,116	171.0%
Total revenue	56,889	41,565	15,324	36.9%
EXPENSES
Salaries and benefits	21,129	21,851	722	3.3%
Cost of revenues for audio visual	17,732	14,392	(3,340)	(23.2)%
Cost of revenues for project management	2,666	1,189	(1,477)	(124.2)%
Depreciation and amortization	8,374	2,972	(5,402)	(181.8)%
General and administrative	8,940	12,231	3,291	26.9%
Other	4,849	434	(4,415)	(1,017.3)%
Total expenses	63,690	53,069	(10,621)	(20.0)%
OPERATING INCOME (LOSS)	(6,801)	(11,504)	4,703	40.9%
Equity in earnings (loss) of unconsolidated entities	464	—	464
Interest expense	(456)	(289)	(167)	(57.8)%
Amortization of loan costs	(75)	(130)	55	42.3%
Interest income	—	103	(103)	(100.0)%
Other income (expense)	(20)	(78)	58	74.4%
INCOME (LOSS) BEFORE INCOME TAXES	(6,888)	(11,898)	5,010	42.1%
Income tax (expense) benefit	297	13,904	(13,607)	(97.9)%
NET INCOME (LOSS)	(6,591)	2,006	(8,597)	(428.6)%
(Income) loss from consolidated entities attributable to noncontrolling interests	101	413	(312)	(75.5)%
Net (income) loss attributable to redeemable noncontrolling interests	334	968	(634)	(65.5)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(6,156)	3,387	(9,543)	(281.8)%
Preferred dividends	(2,909)	(1,675)	(1,234)	(73.7)%
Amortization of preferred stock discount	(363)	(303)	(60)	(19.8)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,428)	$1,409	$(10,837)	(769.1)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $10.8 million, or 769.1%, to a $9.4 million loss for the three months ended September 30, 2019 (“the 2019 quarter”) compared to the three months ended September 30, 2018 (“the 2018 quarter”) as a result of the factors discussed below.

Total Revenue. Total revenue increased $15.3 million, or 36.9%, to $56.9 million for the 2019 quarter compared to the 2018 quarter due to the following (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$10,570	$11,655	$(1,085)	(9.3)%
Incentive advisory fee (2)	170	452	(282)	(62.4)%
Reimbursable expenses (3)	2,541	2,607	(66)	(2.5)%
Non-cash stock/unit-based compensation (4)	6,643	6,170	473	7.7%
Other advisory revenue (5)	131	132	(1)	(0.8)%
Total advisory services revenue (13)	20,055	21,016	(961)	(4.6)%

Audio visual revenue (6)	22,430	14,526	7,904	54.4%

Project management revenue (7)	7,881	3,616	4,265	117.9%

Other revenue:
Investment management reimbursements (8) (13)	246	339	(93)	(27.4)%
Debt placement fees (9)	429	350	79	22.6%
Claims management services (10) (13)	51	48	3	6.3%
Lease revenue (11) (13)	1,029	251	778	310.0%
Other services (12)	4,768	1,419	3,349	236.0%
Total other revenue	6,523	2,407	4,116	171.0%

Total revenue	$56,889	$41,565	$15,324	36.9%

REVENUE BY SEGMENT (14)
REIT advisory	$21,381	$21,656	$(275)	(1.3)%
Premier	7,881	3,616	4,265	117.9%
JSAV	22,430	14,526	7,904	54.4%
OpenKey	313	301	12	4.0%
Corporate and other	4,884	1,466	3,418	233.2%
Total revenue	$56,889	$41,565	$15,324	36.9%
________

(1)	The decrease in base advisory fee is primarily due to lower revenue of $1.1 million from Ashford Trust and higher revenue of $57,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $452,000 from Ashford Trust, partially offset by higher revenue of $170,000 from Braemar. The $170,000 of incentive advisory fee recognized in the 2019 quarter includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2020. The incentive advisory fee for the 2018 quarter includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $452,000, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The decrease in reimbursable expenses revenue is due to lower revenue of $101,000 from Ashford Trust and higher revenue of $35,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the three months ended September 30, 2019, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $395,000 and $28,000, respectively. During the three months ended September 30, 2018, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $784,000 and $58,000, respectively. See note 15 to our condensed consolidated financial statements.

(4)
The increase in non-cash stock/unit-based compensation revenue is due to lower revenue of $206,000 from Ashford Trust and higher revenue of $679,000 from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.”

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

(6)	The $7.9 million increase in audio visual revenue is due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.

(7)	The increase in project management revenue is due to the growth of Premier and the timing of our acquisition of Premier in August 2018.

(8)
The decrease in investment management reimbursements is due to lower revenue of $93,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(9)
The increase in debt placement fee revenue is due to lower revenue of $350,000 from Ashford Trust and higher revenue of $429,000 from Braemar. Debt placement fees are earned by Lismore for providing debt placement services.

(10)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(11)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(12)
The increase in other services revenue is due to higher revenue of $513,000 from Ashford Trust, higher revenue of $315,000 from Braemar and higher revenue of $2.5 million from third parties. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and other third parties. The increase is primarily due to the growth of the entity that conducts RED’s legacy U.S. Virgin Islands operations and RED’s acquisition of Sebago. Other services also includes reimbursements for expenses related to Ashford Securities from Ashford Trust and Braemar.

(13)	Indicates revenue recognized by our REIT Advisory segment.

(14)	See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased $722,000, or 3.3%, to $21.1 million for the 2019 quarter compared to the 2018 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change
Cash salaries and benefits:
Salary expense	$8,625	$6,960	$1,665
Bonus expense	3,674	2,959	715
Benefits related expenses	1,619	1,474	145
Total cash salaries and benefits (1)	13,918	11,393	2,525
Non-cash equity-based compensation:
Stock option grants	2,066	1,951	115
Ashford Trust & Braemar equity grants (2)	6,671	6,233	438
Total non-cash equity-based compensation	8,737	8,184	553
Non-cash (gain) loss in deferred compensation plan (3)	(1,526)	2,274	(3,800)
Total salaries and benefits	$21,129	$21,851	$(722)
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

(3)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2019 quarter and the loss in the 2018 quarter are primarily attributable to a decrease and increase, respectively, in the fair value of the DCP obligation. See note 14 to our condensed consolidated financial statements.

Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $3.3 million, or 23.2%, to $17.7 million during the 2019 quarter compared to $14.4 million for the 2018 quarter, primarily due to the growth of JSAV and JSAV’s acquisition of BAV in March of 2019.
Cost of Revenues for Project Management. Cost of revenues for project management increased $1.5 million, or 124.2%, to $2.7 million during the 2019 quarter compared to $1.2 million for the 2018 quarter, primarily due to the growth of Premier and the timing of our acquisition of Premier in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.4 million, or 181.8%, to $8.4 million for the 2019 quarter compared to the 2018 quarter, primarily as a result of an increase of $3.3 million in amortization related to the acquisition of Premier’s definite-lived intangible assets in August of 2018 and $2.2 million of depreciation related to ERFP assets. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2019 quarter and the 2018 quarter excludes depreciation expense related to audio visual equipment of $1.1 million and $1.6 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2019 quarter related to marine vessels and other vehicles in the amount of $127,000 and $9,000, respectively, which is included in “other” operating expense.

General and Administrative Expense. General and administrative expenses decreased $3.3 million, or 26.9%, to $8.9 million for the 2019 quarter compared to the 2018 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change
Professional fees (1)	$3,410	$7,464	$(4,054)
Office expense	2,573	2,590	(17)
Public company costs	266	252	14
Director costs	224	284	(60)
Travel and other expense	2,127	1,641	486
Non-capitalizable - software costs	340	—	340
Total general and administrative	$8,940	$12,231	$(3,291)
________

(1)
The decrease in expense is primarily due to decreases in legal fees and transaction costs related to the acquisition of Premier in August of 2018 offset by an increase in similar expenses related to the acquisition of the Hotel Management business of Remington and our increased investment in RED.

Other. Other operating expense was $4.8 million and $434,000 for the 2019 quarter and the 2018 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED and Pure Wellness as well as $2.8 million in expense from changes in the fair value of contingent consideration related to JSAV’s acquisition of BAV in March 2019 and RED’s acquisition of Sebago in July 2019. See notes 4 and 8 to our condensed consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings of unconsolidated entities changed $464,000 for the 2019 quarter due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $456,000 and $289,000 for the 2019 quarter and the 2018 quarter, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $75,000 and $130,000 for the 2019 quarter and the 2018 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $0 and $103,000 for the 2019 quarter and the 2018 quarter, respectively.
Other Income (Expense). Other expense was $20,000 and $78,000 in the 2019 quarter and the 2018 quarter, respectively.
Income Tax (Expense) Benefit. Income tax benefit decreased by $13.6 million, from $13.9 million in the 2018 quarter to $297,000 in the 2019 quarter. Current tax expense decreased by $200,000, from $1.2 million in the 2018 quarter to $1.0 million expense in the 2019 quarter, primarily due to an increase in tax bonus depreciation taken on purchases of furniture, fixtures and equipment under the Ashford Trust and Braemar ERFP Agreements. Deferred tax benefit decreased by $13.8 million from $15.1 million in the 2018 quarter to a $1.3 million benefit in the 2019 quarter. In the third quarter of 2018, the valuation allowance was released due to the acquisition of Premier.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $101,000 in the 2019 quarter and a loss of $413,000 in the 2018 quarter. See notes 2, 11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $334,000 in the 2019 quarter and a loss of $968,000 in the 2018 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 12, and 15 to our condensed consolidated financial statements.

Preferred Dividends. Preferred dividends increased $1.2 million, or 73.7%, to $2.9 million during the 2019 quarter compared to $1.7 million for the 2018 quarter, primarily due to the timing of the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018 and the contractual increase in the annual dividend rate from 5.5% to 6.0% after one year from the acquisition of Premier.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $60,000, or 19.8%, to $363,000 during the 2019 quarter compared to $303,000 for the 2018 quarter, primarily due to timing of our acquisition of Premier in August 2018 and the contractual increase in the annual dividend rate from 5.5% to 6.0% after one year from the acquisition of Premier.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
REVENUE
Advisory services	$60,462	$68,118	$(7,656)	(11.2)%
Audio visual	83,532	61,212	22,320	36.5%
Project management	23,371	3,616	19,755	546.3%
Other	16,310	11,598	4,712	40.6%
Total revenue	183,675	144,544	39,131	27.1%
EXPENSES
Salaries and benefits	61,986	64,078	2,092	3.3%
Cost of revenues for audio visual	61,400	48,000	(13,400)	(27.9)%
Cost of revenues for project management	8,154	1,189	(6,965)	(585.8)%
Depreciation and amortization	17,835	5,205	(12,630)	(242.7)%
General and administrative	28,290	27,651	(639)	(2.3)%
Impairment	—	1,919	1,919	100.0%
Other	9,326	2,172	(7,154)	(329.4)%
Total expenses	186,991	150,214	(36,777)	(24.5)%
OPERATING INCOME (LOSS)	(3,316)	(5,670)	2,354	41.5%
Equity in earnings (loss) of unconsolidated entities	(109)	—	(109)
Interest expense	(1,198)	(593)	(605)	(102.0)%
Amortization of loan costs	(214)	(177)	(37)	(20.9)%
Interest income	29	288	(259)	(89.9)%
Other income (expense)	(115)	(338)	223	66.0%
INCOME (LOSS) BEFORE INCOME TAXES	(4,923)	(6,490)	1,567	24.1%
Income tax (expense) benefit	(1,429)	11,593	(13,022)	(112.3)%
NET INCOME (LOSS)	(6,352)	5,103	(11,455)	(224.5)%
(Income) loss from consolidated entities attributable to noncontrolling interests	395	704	(309)	(43.9)%
Net (income) loss attributable to redeemable noncontrolling interests	623	817	(194)	(23.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(5,334)	6,624	(11,958)	(180.5)%
Preferred dividends	(8,492)	(1,675)	(6,817)	(407.0)%
Amortization of preferred stock discount	(1,338)	(303)	(1,035)	(341.6)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,164)	$4,646	$(19,810)	(426.4)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $19.8 million, or 426.4%, to a $15.2 million loss for the nine months ended September 30, 2019 (“the 2019 period”) compared to the nine months ended September 30, 2018 (“the 2018 period”) as a result of the factors discussed below.

Total Revenue. Total revenue increased by $39.1 million, or 27.1%, to $183.7 million for the 2019 period compared to the 2018 period due to the following (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$32,382	$33,540	$(1,158)	(3.5)%
Incentive advisory fee (2)	509	1,356	(847)	(62.5)%
Reimbursable expenses (3)	8,270	7,052	1,218	17.3%
Non-cash stock/unit-based compensation (4)	18,912	25,780	(6,868)	(26.6)%
Other advisory revenue (5)	389	390	(1)	(0.3)%
Total advisory services revenue (13)	60,462	68,118	(7,656)	(11.2)%

Audio visual revenue (6)	83,532	61,212	22,320	36.5%

Project management revenue (7)	23,371	3,616	19,755	546.3%

Other revenue:

Investment management reimbursements (8) (13)	941	850	91	10.7%
Debt placement fees (9)	1,862	5,941	(4,079)	(68.7)%
Claims management services (10) (13)	147	153	(6)	(3.9)%
Lease revenue (11) (13)	3,088	754	2,334	309.5%
Other services (12)	10,272	3,900	6,372	163.4%
Total other revenue	16,310	11,598	4,712	40.6%

Total revenue	$183,675	$144,544	$39,131	27.1%

REVENUE BY SEGMENT (14)
REIT advisory	$64,638	$69,875	$(5,237)	(7.5)%
Premier	23,371	3,616	19,755	546.3%
JSAV	83,532	61,212	22,320	36.5%
OpenKey	764	773	(9)	(1.2)%
Corporate and other	11,370	9,068	2,302	25.4%
Total revenue	$183,675	$144,544	$39,131	27.1%
________

(1)	The decrease in base advisory fee is due to lower revenue of $2.1 million from Ashford Trust and higher revenue of $990,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $1.4 million from Ashford Trust, partially offset by higher revenue of $509,000 from Braemar. The $509,000 of incentive advisory fee recognized in the 2019 period includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2020. The incentive advisory fee for the 2018 period includes the pro-rata portion of the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.4 million, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The increase in reimbursable expenses revenue is due to higher revenue of $1.1 million from Ashford Trust and higher revenue of $146,000 from Braemar. Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services. During the nine months ended September 30, 2019, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $1.5 million and $108,000, respectively. During the nine months ended September 30, 2018, we recognized income from reimbursable expenses related to software implementation costs from Ashford Trust and Braemar of $1.4 million and $102,000, respectively. See note 15 to our condensed consolidated financial statements.

(4)
The decrease in non-cash stock/unit-based compensation revenue is due to lower revenue of $7.1 million from Ashford Trust and higher revenue of $186,000 from Braemar. Non-cash stock/unit-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “salaries and benefits.” During the 2018 period, $6.7 million of non-cash stock/unit-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

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

(6)	The $22.3 million increase in audio visual revenue is due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.

(7)	The increase in project management revenue is due to the growth of Premier and the timing of our acquisition of Premier in August 2018.

(8)
The increase in investment management reimbursements is due to higher revenue of $91,000 from Ashford Trust. Investment management reimbursements include AIM’s management of Ashford Trust’s excess cash under the Investment Management Agreement executed in 2017. AIM is not compensated for its services but is reimbursed for all costs and expenses.

(9)
The decrease in debt placement fee revenue is due to lower revenue of $3.8 million from Ashford Trust and lower revenue of $295,000 from Braemar. Debt placement fees are earned by Lismore for providing debt placement services.

(10)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(11)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASC 842, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(12)
The increase in other services revenue is due to higher revenue of $702,000 from Ashford Trust, higher revenue of $444,000 from Braemar and higher revenue of $5.2 million from third parties. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and other third parties. The increase is primarily due to the growth of the entity that conducts RED’s legacy U.S. Virgin Islands operations and RED’s acquisition of Sebago. Other services also includes reimbursements for expenses related to Ashford Securities from Ashford Trust and Braemar.

(13)	Indicates revenue recognized by our REIT Advisory segment.

(14)	See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased by $2.1 million, or 3.3%, to $62.0 million for the 2019 period compared to the 2018 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change
Cash salaries and benefits:
Salary expense	$26,321	$18,982	$7,339
Bonus expense	10,429	10,508	(79)
Benefits related expenses	5,542	4,660	882
Total cash salaries and benefits (1)	42,292	34,150	8,142
Non-cash equity-based compensation:
Stock option grants (2)	6,254	7,625	(1,371)
Ashford Trust & Braemar equity grants (3)	19,043	25,843	(6,800)
Total non-cash equity-based compensation	25,297	33,468	(8,171)
Non-cash (gain) loss in deferred compensation plan (4)	(5,603)	(3,540)	(2,063)
Total salaries and benefits	$61,986	$64,078	$(2,092)
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

Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $13.4 million, or 27.9%, to $61.4 million during the 2019 period compared to $48.0 million for the 2018 period, primarily due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.
Cost of Revenues for Project Management. Cost of revenues for project management increased $7.0 million, or 585.8% to $8.2 million during the 2019 period compared to $1.2 million for the 2018 period, primarily due to the growth of Premier and the timing of our acquisition of Premier in August 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $12.6 million, or 242.7%, to $17.8 million for the 2019 period compared to the 2018 period, primarily as a result of an increase of $8.8 million in amortization related to the acquisition of Premier’s definite-lived intangible assets in August of 2018 and $3.8 million depreciation related to ERFP assets. See note 4 to our condensed consolidated financial statements. Depreciation and amortization expense for the 2019 period and the 2018 period excludes depreciation expense related to audio visual equipment of $3.4 million and $2.9 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2019 period related to marine vessels and other vehicles in the amount of $276,000 and $23,000, respectively, which is included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $639,000, or 2.3%, to $28.3 million for the 2019 period compared to the 2018 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change
Professional fees (1)	$10,894	$14,446	$(3,552)
Office expense (2)	7,911	6,751	1,160
Public company costs	824	782	42
Director costs	1,346	1,149	197
Travel and other expense (3)	6,367	4,461	1,906
Non-capitalizable - software costs	948	62	886
Total general and administrative	$28,290	$27,651	$639
________

(1)
The decrease in expense is primarily due to decreases in legal fees and transaction costs related to the acquisition of Premier in August of 2018 offset by an increase in similar expenses related to the acquisition of the Hotel Management business of Remington and our increased investment in RED.

(2)	The increase in expense is primarily due to increased rent expense from our acquisition of Premier in August of 2018.

(3)	The increase in expense is due to our acquisition of Premier in August of 2018 and increased investments in JSAV and RED. See note 4 to our condensed consolidated financial statements.
Impairment. Impairment of capitalized software implementation costs was $0 during the 2019 period compared to $1.9 million for the 2018 period. The impairment in 2018 was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. See notes 2 and 15 to our condensed consolidated financial statements.
Other. Other operating expense was $9.3 million and $2.2 million for the 2019 period and the 2018 period, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED and Pure Wellness as well as $4.4 million in expense from the changes in the fair value of contingent consideration related to JSAV’s acquisition of BAV in March 2019 and RED’s acquisition of Sebago in July 2019. See notes 4 and 8 to our condensed consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities changed $109,000 for the 2019 period due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $1.2 million and $593,000 for the 2019 period and the 2018 period, respectively, related to the notes payable, lines of credit and capital leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $214,000 and $177,000 for the 2019 period and the 2018 period, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $29,000 and $288,000 for the 2019 period and the 2018 period, respectively.
Other Income (Expense). Other expense was $115,000 and $338,000 in the 2019 period and the 2018 period, respectively.
Income Tax (Expense) Benefit. Income tax benefit decreased by $13.0 million, from $11.6 million benefit in the 2018 period to $1.4 million expense in the 2019 period. Current tax expense decreased by $900,000, from $3.4 million in the 2018 period to $2.5 million in the 2019 period, mainly due to an increase in tax depreciation taken on purchases of furniture, fixtures and equipment under the Ashford Trust and Braemar ERFP Agreements. Deferred tax benefit decreased by $13.9 million from $15.0 million in the 2018 period to $1.1 million in the 2019 period. In the third quarter of 2018, the valuation allowance was released due to the acquisition of Premier.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $395,000 in the 2019 period and a loss of $704,000 in the 2018 period. See notes 2,

11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $623,000 in the 2019 period and a loss of $817,000 in the 2018 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 12, and 15 to our condensed consolidated financial statements.
Preferred Dividends. Preferred dividends increased $6.8 million, or 407.0%, to $8.5 million during the 2019 period compared to $1.7 million for the 2018 period, primarily due to the timing of the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018 and the contractual increase in the annual dividend rate from 5.5% to 6.0% after one year from the acquisition of Premier.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $1.0 million, or 341.6%, to $1.3 million during the 2019 period compared to $303,000 from the 2018 period, primarily due to the timing of the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018 and the contractual increase in the annual dividend rate from 5.5% to 6.0% after one year from the acquisition of Premier.
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
ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “ERFP Commitment” and collectively, the “ERFP Commitments”) to each of the REITs, respectively, in connection with each such REITs’ acquisition of hotels recommended by us, with the option to increase each ERFP Commitment to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company’s ERFP Commitment to such REIT will be fulfilled as the Company pays each such REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REITs’ hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.

The changes in our ERFP Commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through September 30, 2019, as well as the unfunded ERFP Commitments as of September 30, 2019, for hotels acquired by the REITs are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
Initial ERFP Commitment	50,000	—	50,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	(5,000)	—	(5,000)
ERFP Commitments remaining at December 31, 2018	$33,900	$—	$33,900
Initial ERFP Commitment	—	50,000	50,000
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP payment—Embassy Suites New York Manhattan Times Square	(8,089)	—	(8,089)
ERFP payment—Ritz-Carlton, Lake Tahoe	—	(10,300)	(10,300)
ERFP Commitments remaining at September 30, 2019 (1)	$20,811	$39,700	$60,511

	Ashford Trust	Braemar	Total
Unfunded ERFP Commitments for hotels acquired by REITs:
Embassy Suites New York Manhattan Times Square	$11,411	$—	$11,411
Unfunded ERFP Commitments at September 30, 2019	$11,411	$—	$11,411
________
(1)    See note 10 to our condensed consolidated financial statements.
Other liquidity considerations—On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the nine months ended September 30, 2019 or 2018.
On October 2, 2019, as approved by the Board, the Company acquired an aggregate 412,974 shares of its common stock from Ashford Trust and Braemar for $30 per share, resulting in a total cost of approximately $12.4 million. This stock purchase represented approximately 16% of the Company’s common shares outstanding. Subsequent to the stock repurchase, the 412,974 acquired shares were retired by the Company. See note 18 to our condensed consolidated financial statements for more information.
The Company has a $35.0 million senior revolving credit facility with Bank of America, N.A. There is a one-year extension option subject to the satisfaction of certain conditions. The senior revolving credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions. On October 14, 2019, the Company drew $10.0 million on our senior revolving credit facility with Bank of America, N.A. As of November 7, 2019, $25.0 million was available under the senior revolving credit facility.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate subsidiary notes payable, net was $28.7 million and $17.8 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our subsidiaries were in compliance with all financial debt covenants. For further discussion see note 6 to our condensed consolidated financial statements.
Sources and Uses of Cash
As of September 30, 2019 and December 31, 2018, we had $36.4 million and $51.5 million of cash and cash equivalents, respectively, and $12.0 million and $7.9 million of restricted cash, respectively.

Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $22.7 million and $15.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash flows provided by operating activities in the nine months ended September 30, 2019, were due primarily to the timing of payments to vendors and affiliates and an increase in earnings, partially offset by the timing of receipt of receivables from Ashford Trust and Braemar.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2019, net cash flows used in investing activities were $38.7 million due to the acquisition of BAV Services for $4.3 million ($5.0 million cash consideration less working capital adjustments of approximately $700,000), the acquisition of Sebago for $2.4 million ($2.5 million cash consideration less working capital adjustments of approximately $100,000) and the $2.2 million investment in REA Holdings. Capital expenditures include $13.1 million and $10.3 million related to our ERFP agreements with Ashford Trust and Braemar, respectively, $5.1 million of audio visual equipment and FF&E, $1.6 million for RED’s legacy U.S. Virgin Islands marine vessels and cash inflows of $231,000 for proceeds from disposals of audio visual equipment.
For the nine months ended September 30, 2018, investing activities used net cash flows of $9.3 million, which is attributable to purchases of FF&E, including audio visual equipment and computer software of $7.5 million, and $4.0 million in payments for assets related to RED, partially offset by $2.3 million of cash acquired in the acquisition of Premier.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2019, net cash flows provided by financing activities were $4.9 million. These cash flows consisted of $11.0 million of proceeds from borrowings on notes payable, $468,000 of net borrowings on our revolving credit facilities, $980,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $353,000 associated with tax withholdings for restricted stock vesting. These were offset by $5.6 million of payments for dividends on our preferred stock, $2.2 million of payments on notes payable and capital leases, $63,000 in distributions to non-controlling interests, and $45,000 of loan cost payments.
For the nine months ended September 30, 2018, net cash flows provided by financing activities were $23.9 million due to cash flows of $18.1 million received from the issuance of our common stock, $2.7 million of contributions from noncontrolling interests in a consolidated entity, $6.0 million of proceeds from borrowings on notes payable, $1.7 million of net borrowings on our revolving credit facilities and net repayments in advances to employees of $45,000 associated with tax withholdings for restricted stock vesting. These were offset by $1.7 million of payments for dividends on our preferred stock, $1.4 million of payments on notes payable and capital leases, $1.2 million paid in contingent consideration related to the November 2017 acquisition of JSAV, $314,000 in distributions to non-controlling interests, and $72,000 of loan cost payments.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion, see notes 1 and 2 to our condensed consolidated financial statements.
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
There have been no material changes in these critical accounting policies other than as discussed in note 2 to our condensed consolidated financial statements with respect to leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At September 30, 2019, our total indebtedness of $28.9 million included $24.4 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2019, would be approximately $244,000 annually. Interest rate changes have no impact on the remaining $4.5 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2019, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
During the period ended September 30, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of the standard on January 1, 2019. Our subsidiaries have implemented procedures to support the accounting at each subsidiary and we have implemented processes and controls to review the subsidiary level output on a quarterly basis. Additionally, we have implemented tools to calculate and controls to review our accounting for leases at the corporate level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report, subsequent Form 10-Qs and our Registration Statement on Form S-4/A (Registration No. 333-232736) filed by the Company (formerly known as Ashford Nevada Holding Corp.) with the SEC on September 19, 2019 and declared effective by the SEC on September 23, 2019, in each case filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to the risk factors contained therein and below. The risk factors contained in the section entitled “Risk Factors” in the Registration Statement on Form S-4/A, include the following:

•	the Company will incur significant non-recurring costs in connection with the acquisition of Remington’s Hotel Management business,

•	the Company’s acquisition of Remington’s Hotel Management business may not be accretive to our stockholders,

•	the Company will be substantially dependent on the ability of its subsidiaries to fund cash needs,

•	the Company may not manage the acquisition of Remington’s Hotel Management business effectively,

•	the Company may be exposed to new risks as a result of the acquisition of Remington’s Hotel Management business,

•	the market price of the Company’s common stock may decline as a result of the transaction,

•	the market price of the Company’s common stock may decline as a result of sales of substantial amount of the Company’s common stock,

•	certain provisions of Nevada law could inhibit changes in control of the Company, and

•	our relationships with Ashford Trust and Braemar could create conflicts of interest.

The market price of the Company’s common stock may decline compared to the historical market price of the Company’s common stock as a result of the Company’s recently completed acquisition of the Hotel Management business of Remington, which closed on November 6, 2019.
The market price of the Company’s common stock declined during the period between signing and closing of the Company’s recently completed acquisition of the Hotel Management business of Remington, a privately held company. On May 31, 2019, immediately before the merger between the Company and Ashford Merger Sub Inc., a Maryland corporation (the “Merger”), was publicly announced, the closing price of the Company’s common stock was$44.52, and on November 6, 2019, the closing price of the Company’s common stock was $21.64, representing a decline in the price of the common stock of approximately 51.4%. Such declines in the value of the Company’s common stock may continue, including as a result of Ashford Trust’s and Braemar’s divestiture on November 5, 2019 of the 380,069 shares of common stock in the Company they collectively owned, which shares represent, in the aggregate, approximately 17.3% of the Company’s shares outstanding as of November 5, 2019. In the twenty trading days prior to and including November 6, 2019, an average of 14,348 of the Company’s shares were traded on a daily basis. In light of the historical trading volume of the Company’s shares, sales by holders who received such shares from Ashford Trust or Braemar, could cause the price of the Company’s shares to further decline.
In addition, the market price of the Company’s common stock (prior to the closing of the Merger) may decline compared to the historical market price of the Company’s common stock as a result of the Company’s recently completed acquisition of the Hotel Management business of Remington if the Company is not perceived as likely to, or does not, achieve the benefits of the transactions as rapidly or to the extent anticipated by the Company or by financial or industry analysts, or the effect of the transactions on the Company’s financial results is not consistent with the expectations of the Company or the financial or industry analysts. While it is intended that the acquisition of the Hotel Management business of Remington will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the Hotel Management business may decrease in the near-term and/or long-term. The failure of the acquisition to be accretive to the Company's stockholders could have a material adverse effect on the Company's business, financial condition, and results of operations.
In addition, the risks associated with implementing the Company’s long-term business plan and strategy following the Company’s recently completed acquisition of the Hotel Management business of Remington may be different from the risks related to the Company’s existing business and the trading price of the Company’s common stock could be adversely affected.
Sales of substantial amounts of the Company’s common stock in the public markets, or the perception that they might occur, including as a result of the divestiture on November 5, 2019 of the Company’s common stock by Ashford Trust and Braemar to their respective shareholders and unitholders in connection with the Company’s recently completed acquisition of the Hotel Management business of Remington, which closed on November 6, 2019 or when the transfer restrictions under the Investor Rights Agreement end in 2023, could cause the market price of the Company’s common stock to decline.
As a closing condition to the Company’s recently completed acquisition of the Hotel Management business of Remington, on November 5, 2019, Ashford Trust and Braemar each divested their respective holdings of the Company’s common stock. On November 5, 2019, Ashford Trust and Braemar completed their divestiture of 380,069 shares of the Company’s common stock through a pro-rata distribution to their respective shareholders which, together with the Company’s prior acquisition of its common stock, resulted in a distribution of 17.3% of the Company’s common stock prior to the closing of the Merger. In connection with such divestiture, it is possible that some of those stockholders who have received such pro-rata distribution will decide to sell their shares of the Company’s common stock on the public market, which could result in a significant decline in price following the closing of the Merger. In the twenty trading days prior to and including November 6, 2019, an average of 14,348 of the Company’s shares were traded on a daily basis. In light of the historical trading volume of the Company’s shares, sales of shares by Ashford Trust and Braemar (or sales by holders who receive such shares from Ashford Trust or Braemar) could cause the price of the Company’s shares to decline.

In addition, secondary sales of a substantial number of shares of the Company’s common stock (prior to the closing of the Merger) into the public market, or the perception that these sales might occur, could cause the market price of the Company’s common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Pursuant to the Investor Rights Agreement (as amended by the First Amendment to the Combination Agreement, dated July 17, 2019) among the Bennetts and certain other parties, for five years after the closing of the Company’s recently completed acquisition of the Hotel Management business of Remington, each of the Covered Investors (as defined in the Investor Rights Agreement) is prohibited from selling or otherwise transferring the Company’s common stock or Series D Convertible Preferred Stock to any person that is or would become, together with such person’s affiliates and associates, a beneficial owner of 10% or more of the shares of the Company’s common stock, considering the Series D Convertible Preferred Stock on an as-converted basis, subject to specified exceptions. After such transfer restrictions expire, all of the shares of the Company’s common stock or Series D Convertible Preferred Stock owned by the Covered Investors will be eligible for sale in the public market, subject to compliance with applicable regulatory limitations.
The market price of the Company’s common stock could decline as a result of the sale of a substantial number of shares of the Company’s common stock in the public market, the availability of shares of the Company’s common stock for sale, or the perception in the market that the holders of a large number of shares of the Company’s common stock intend to sell.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities by the Issuer
In connection with the Company’s acquisition of Sebago, the Company issued shares of the Company’s common stock in a private placement on July 18, 2019. The private placement was disclosed in Item 3.02 of the Company’s Current Report on Form 8-K filed July 23, 2019.
Purchases of Equity Securities by the Issuer
None for the quarter ended September 30, 2019. On October 2, 2019, the Company acquired an aggregate 412,974 shares of its common stock from Ashford Trust and Braemar for $30 per share, resulting in a total cost of approximately $12.4 million. This stock purchase represented approximately 16% of the Company’s common shares outstanding. Subsequent to the stock repurchase, the 412,974 acquired shares were retired by the Company. See note 18 to our condensed consolidated financial statements for more information.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
Certificate of Correction to the Articles Supplementary establishing the Series B Convertible Preferred Stock
Effective November 4, 2019, the Company filed with the Maryland State Department of Assessments and Taxation a Certificate of Correction to the Articles Supplementary establishing the Series B Convertible Preferred Stock of the Company (the “Series B Articles”) to correct Article First of the Series B Articles with respect to the par value of the Series B Convertible Preferred Stock. Article First of the Series B Articles has been corrected to state that the par value of the Series B Convertible Preferred Stock is $0.01 per share, which is the par value of the preferred stock provided for in the Company’s charter. The Series B Articles previously stated incorrectly that the par value of the Series B Convertible Preferred Stock was $25.00 per share. This summary is qualified in its entirety by reference to the full text of the Certificate of Correction, which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1
Combination Agreement, dated as of May 31, 2019, between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, Ashford Inc., James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed on June 3, 2019) (File No. 001-36400)

2.2
First Amendment to Combination Agreement, dated as of July 17, 2019, between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, Ashford Inc., James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.2 of Form 8-K, filed on July 19, 2019) (File No. 001-36400)

2.3
Second Amendment to Combination Agreement, dated as of August 28, 2019, between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, Ashford Inc., James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.3 of Form 8-K/A, filed on August 30, 2019) (File No. 001-36400)

3.1	Amended and Restated Articles of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.2	Ashford Inc. Articles of Amendment (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.3	Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.4*	Certificate of Correction, filed on November 4, 2019, to Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc.
3.5	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.6	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.5 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
10.2
First Amendment to Credit Agreement, dated as of March 21, 2018, effective as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on March 26, 2018) (File No. 001-36400)

10.3
Second Consent, Assumption and Modification Agreement, dated as of November 6, 2019, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 7, 2019	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 7, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer