Form 10-K
period 2019-12-31
Ashford Inc.
filed 2020-03-12
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2019, the aggregate market value of 2,067,660 shares of the registrant’s common stock held by non-affiliates was approximately $65,730,911.
As of March 10, 2020, the registrant had 2,203,762 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2019

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management,” or “Premier”; from and after November 6, 2019, Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington” a hotel management company acquired by Ashford Inc. on November 6, 2019 from Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust; and, from and after November 6, 2019, Marietta Leasehold, L.P. (“Marietta”), also included in the November 6, 2019 transaction to acquire Remington. “Remington Lodging” refers to Remington prior to the completion of the acquisition, resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc. “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.”
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K and documents incorporated herein by reference contain certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	the impact of the novel strain of coronavirus (COVID-19) on our clients’ and our business;

•	our business and investment strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	the future success of recent acquisitions, including the 2018 acquisition of Premier and the 2019 acquisition of Remington;

•	the future success of recent business initiatives, including the Enhanced Return Funding Programs (“ERFPs”) with Ashford Trust and Braemar;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
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

•
adverse effects of the novel strain of coronavirus (COVID-19), including a general reduction in business and personal travel and potential travel restrictions in regions where our clients’ hotels are located;

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

•
the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the 2018 acquisition of Premier and the 2019 acquisition of Remington, and the possibility we will be required to record goodwill impairments relating to those businesses as a result of the impact of the novel coronavirus (COVID-19) on our clients’, and our, business;

•	the possibility that we may not realize any or all of the anticipated benefits from new business initiatives, including the ERFP Agreements with Ashford Trust and Braemar;

•
sales of our common stock by the stockholders and unitholders of Ashford Trust and Braemar, to whom Ashford Trust and Braemar, respectively, divested (on November 5, 2019) shares of our common stock previously held by Ashford Trust and Braemar, in each case, in connection with the agreement to acquire Remington Lodging that was signed on May 31, 2019 (as amended on July 19, 2019 and further amended on August 28, 2019) and which closed on November 6, 2019;

•	disruptions relating to the acquisition or integration of Premier, Remington or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and

•	unexpected costs relating to the acquisition or integration of Premier, Remington or any other business we invest in or acquire.
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

PART I
Item 1. Business
Our Company and Our Business Strategy
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (the “NYSE American”). As of December 31, 2019, Mr. Monty J. Bennett, Ashford Inc.’s chairman and chief executive officer and the chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust (together, the “Bennetts”), owned approximately 353,457 shares of our common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 70.1%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) project management services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services and their respective subsidiaries.
We seek to grow through the implementation of two primary strategies: (i) increasing our assets under management; and (ii) pursuing third-party business to grow our other products and services businesses.
Advisory Services. We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar from an ownership perspective, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. As described further below, Remington, which we acquired on November 6, 2019, operates certain of the hotel properties owned by Ashford Trust and Braemar.
In our advisory services business, we earn advisory fees from each company that we advise. The fees earned from each company that we advise include a base fee, payable in cash, on a monthly basis, for managing the respective day-to-day operations of the companies that we advise and the day-to-day operations of their respective subsidiaries from an ownership perspective, in each case in conformity with the respective investment guidelines of such client. The base fee is determined as a percentage of each client’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Braemar based on their respective out-performance of their peers, as measured by the annual total stockholder return of such company compared to its peers. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), and is defined in the respective advisory agreements. Incentive advisory fees, measured with respect to a particular year, are paid over a three-year period, beginning on January 15 immediately following the year of measurement, and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. For the year ended December 31, 2019, we earned advisory services revenues of $32.5 million and $11.7 million from Ashford Trust and Braemar, respectively, of which $0 and $678,000 respectively, were incentive fees. For the year ended December 31, 2018, we recognized advisory services revenues of $37.3 million and $10.6 million from Ashford Trust and Braemar, respectively, of which $1.8 million and $678,000 respectively, were incentive fees.

Asset Management Services. We currently provide asset management services to Ashford Trust and Braemar. Our strategic approach of designating at least one asset manager to each property allows us to leverage our extensive portfolio of subject matter experts, including asset management, revenue optimization, capital management, legal and risk management, data analysis and property tax. Our fees for asset management services are included in advisory fees as noted above.
Hotel Management Services. We currently provide hotel management services to 80 hotels owned by Ashford Trust and three hotels owned by Braemar through our subsidiary, Remington. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services.
In our hotel management business, Remington receives a base management fee based on gross revenues for each hotel, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Additionally, if a hotel meets and exceeds various thresholds based on hotel revenues and certain profitability targets, Remington receives an incentive fee. We acquired our hotel management business on November 6, 2019. For the period from November 6, 2019 to the year ended December 31, 2019, we earned hotel management revenues of $4.2 million and $286,000 from Ashford Trust and Braemar, respectively.
Project Management Services. We currently provide project management services to substantially all of the hotels owned by Ashford Trust and Braemar, through our subsidiary, Premier. Project management services provided by Premier consist of construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services.
In our project management business, Premier receives a project management fee equal to a percentage of the total project costs (both hard and soft) associated with the implementation of the capital improvement budget. In addition, Premier receives additional fees at current market rates for the project services. We acquired our project management business on August 8, 2018. For the year ended December 31, 2019, we earned project management revenues of $16.6 million and $8.5 million from Ashford Trust and Braemar, respectively. For the period from August 2018 to the year ended December 31, 2018, we earned project management revenues of $5.8 million and $3.0 million from Ashford Trust and Braemar, respectively.
Event Technology and Creative Communications Solutions. We currently provide event technology and creative communications solutions to Ashford Trust and Braemar, as well as to third party clients, through our subsidiary, Presentation Technologies LLC (“JSAV”).
JSAV generates revenue from Ashford Trust, Braemar and third party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2019, we earned revenue of $110.6 million through JSAV. For the year ended December 31, 2018, we earned revenue of $81.2 million through JSAV.

Mobile Room Keys and Keyless Entry Solutions. We currently provide mobile room keys and keyless entry solutions to Ashford Trust and Braemar, as well as to third party clients, through our subsidiary, OpenKey, Inc. (“OpenKey”).

OpenKey generates revenue from Ashford Trust, Braemar and third party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2019, we earned revenue of $987,000 through OpenKey. For the year ended December 31, 2018, we earned revenue of $999,000 through OpenKey.

Watersports Activities, Travel, Concierge and Transportation Services. We currently provide watersports, travel, concierge and transportation services to Ashford Trust and Braemar, as well as to third party clients, through our subsidiary, RED Hospitality & Leisure LLC (“RED”).

RED generates revenue from Ashford Trust, Braemar and third party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2019, we earned revenue of $9.4 million through RED. For the year ended December 31, 2018, we earned revenue of $1.4 million through RED.

Hypoallergenic Premium Room Products and Services. We currently provide hypoallergenic premium room products and services to Ashford Trust, Braemar and third party clients through our subsidiary, PRE Opco LLC (“Pure Wellness”).

Pure Wellness generates revenue from Ashford Trust, Braemar and third party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2019, we earned revenue of $3.1 million through Pure Wellness. For the year ended December 31, 2018, we earned revenue of $3.4 million through Pure Wellness.

Debt Placement Services. We currently provide debt placement services to Ashford Trust and Braemar through our subsidiary, Lismore Capital LLC (“Lismore”).

In our debt placement business, Lismore earns a placement fee equal to a percentage of the amount of debt placed by Lismore. For the year ended December 31, 2019, we earned revenue of $2.0 million through Lismore. For the year ended December 31, 2018, we earned revenue of $6.1 million through Lismore.

Real Estate Advisory and Brokerage Services. We currently provide real estate advisory and brokerage services to Ashford Trust, Braemar and third party clients through our subsidiary, in which we hold a noncontrolling interest, Real Estate Advisory Holdings LLC (“REA Holdings”).

REA Holdings, through its operating subsidiary, generates revenue from Ashford Trust, Braemar and third party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services.

Broker-Dealer Services. We currently provide wholesaler, dealer manager and other broker-dealer services to Braemar through our subsidiary, Ashford Securities LLC (“Ashford Securities”).

Ashford Securities generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2019, we earned cost reimbursement revenue of $1.2 million through Ashford Securities.
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
Our Duties as Advisor. Subject to the supervision of the respective boards of directors of each of Ashford Trust and Braemar, we are responsible for, among other duties: (1) performing and administering the day-to-day operations of Ashford Trust and Braemar, including all of the subsidiaries and joint ventures of such entities; (2) all services relating to the acquisition, disposition and financing of hotels; (3) performing asset management duties; (4) engaging and supervising, on behalf of such companies, third parties to provide various services including but not limited to overseeing development management, hotel management, and other professional services; and (5) performing corporate governance and other management functions, including financial, capital markets, treasury, financial reporting, internal audit, accounting, tax and risk management services, SEC and regulatory compliance, and retention of legal counsel, auditors and other professional advisors, as well as other duties and services outlined in the advisory agreements.
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
Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for furniture, fixtures and equipment (“FF&E”) at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
Ashford Trust’s 2018 ERFP Acquisitions. In connection with Ashford Trust’s acquisition of the Hilton Old Town Alexandria on June 29, 2018 and La Posada de Santa Fe on October 31, 2018, the Company was committed to provide Ashford Trust with approximately $11.1 million and $5.0 million, respectively, in exchange for FF&E at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. The $16.1 million total of FF&E was purchased by us and leased by us to Ashford Trust effective December 31, 2018. As of December 31, 2018, the Company had no remaining 2018 ERFP commitments to Ashford Trust.

Ashford Trust’s 2019 ERFP Acquisitions. In connection with Ashford Trust’s acquisition of The Embassy Suites New York Manhattan Times Square on January 23, 2019, and the Hilton Santa Cruz/Scotts Valley on February 26, 2019, the Company was committed to provide Ashford Trust with approximately $19.5 million and $5.0 million, respectively, in exchange for FF&E at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. During the year ended December 31, 2019, $13.1 million of FF&E was purchased by us and leased by us to Ashford Trust related to Ashford Trust’s 2019 ERFP acquisitions. As of December 31, 2019, the Company had $11.4 million remaining on its 2019 ERFP commitments to Ashford Trust.

Braemar’s 2019 ERFP Acquisitions. In connection with Braemar’s acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019, the Company was committed to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar properties, subject to the terms of the Braemar ERFP Agreement. During the year ended December 31, 2019, $10.3 million of FF&E was purchased by us and leased by us to Braemar related to Braemar’s 2019 ERFP acquisitions. As of December 31, 2019, the Company has no remaining 2019 ERFP commitment to Braemar.

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
Repayment Events. With respect to any acquisition of FF&E by Ashford LLC pursuant to the applicable ERFP Agreement, if prior to the date that is two years after such acquisition, (i) Ashford Trust or Braemar, as applicable, is subject to a Company Change of Control (as defined in the applicable advisory agreement) or (ii) Ashford Trust, Braemar or the Company terminates the applicable advisory agreement and Ashford Trust or Braemar is required to pay the Termination Fee thereunder (each of clauses (i) and (ii), a “Repayment Event”), Ashford Trust OP or Braemar OP, as applicable, shall pay to Ashford LLC an amount equal to 100% of any enhanced return investments actually funded by Ashford LLC during such two-year period.
Disposition of Enhanced Return Hotel Assets. If Ashford Trust OP or Braemar OP, respectively, or their subsidiaries dispose of or cause to be disposed any Enhanced Return Hotel Asset or other real property with respect to which Ashford LLC owns FF&E, including by way of a foreclosure or deed-in-lieu of foreclosure by a mortgage or mezzanine lender of Ashford Trust OP or Braemar OP, respectively, or their subsidiaries, Ashford Trust or Braemar, as applicable, shall promptly identify, and Ashford LLC shall acquire in exchange for such FF&E, FF&E for use at another real property asset leased by the applicable taxable REIT subsidiary (“TRS”) and with a fair market value equal to the value of such FF&E as established in connection with such disposition.
Term. The initial term of each ERFP Agreement is two years (the “Initial Term”), which begins on June 26, 2018 in the case of Ashford Trust and January 19, 2019 in the case of Braemar, unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one year periods (each such period a “Renewal Term”) unless either the Company or Ashford Trust or Braemar, as applicable, provides written notice to the other at least 60 days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. The ERFP Agreement may be terminated by the Company or Ashford Trust or Braemar, as applicable, in the event such party has a right to terminate the advisory agreement or by the Company in the event that the Company is entitled to transfer cash owned by Ashford Trust but controlled by the Company to the termination fee escrow account under the applicable advisory agreement. The amendments to the applicable advisory agreement set forth in the ERFP Agreements shall continue in force notwithstanding any termination of the ERFP Agreements.
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
“Gross Asset Value” shall mean, with respect to any of Ashford Trust’s assets as of any date, the undepreciated carrying value of all such assets including all cash and cash equivalents and capitalized leases and any property and equipment leased to subsidiaries of Ashford Trust to facilitate the purchase of any Ashford Trust Enhanced Return Hotel Asset (as defined below) as reflected on the most recent balance sheet and accompanying footnotes of Ashford Trust filed with the SEC or prepared by the Company in accordance with GAAP consistent with its performance of its duties under the advisory agreement without giving effect to any impairments plus the publicly disclosed purchase price (excluding any net working capital and transferred property and equipment reserves) of any assets acquired after the date of the most recent balance sheet and all capital expenditures made (to the extent not already reflected in the carrying value of the asset) with respect to an asset since the date of its acquisition for any improvements or for additions thereto, that have a useful life of more than one year and that are required to be capitalized under GAAP.
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
(ii)     the quotient of (A) our total market capitalization (as defined in the advisory agreement) on the trading day immediately preceding the date of payment of the termination fee, divided by (B) our Adjusted EBITDA for the LTM Period (which for purposes of this paragraph shall include the EBITDA (adjusted on a comparable basis to our Adjusted EBITDA)) for the same LTM Period of any person that we acquired a beneficial ownership interest in during the applicable measurement period, in the same proportion as our beneficial ownership of the acquired person, multiplied by (ii) Net Earnings for the LTM Period plus, to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement; and
(iii)     the simple average, for the three years preceding the fiscal year in which the termination fee is due, of (i) the quotient of (A) our total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) our Adjusted EBITDA for the LTM Period multiplied by (ii) Net Earnings for the LTM Period plus, to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement.

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

“Gross Asset Value” shall mean, with respect to any of Braemar’s assets as of any date, the undepreciated carrying value of all such assets including all cash and cash equivalents and capitalized leases and any property and equipment leased to subsidiaries of Braemar to facilitate the purchase of any Enhanced Return Hotel Asset as reflected on the most recent balance sheet and accompanying footnotes of Braemar filed with the SEC or prepared by the Advisor in accordance with GAAP consistent with its performance of its duties under the advisory agreement without giving effect to any impairments plus the publicly disclosed purchase price (excluding any net working capital and transferred property and equipment reserves) of any assets acquired after the date of the most recent balance sheet and all capital expenditures made (to the extent not already reflected in the carrying value of the asset) with respect to an asset since the date of its acquisition for any improvements or for additions thereto, that have a useful life of more than one year and that are required to be capitalized under GAAP.
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
Upon the determination of the incentive fee, except in the case of any termination of the advisory agreement in which case the incentive fee for the stub period and all unpaid installments of an incentive fee shall be deemed earned by us and fully due and payable by Ashford Trust and Braemar, as applicable, each one-third installment of the incentive fee shall not be deemed earned by us or otherwise payable by Ashford Trust or Braemar, as applicable, unless such entity, as of the December 31 immediately preceding the due date for the payment of the incentive fee installment, has met the FCCR Condition requiring an FCCR of 0.20x or greater. For purposes of this calculation, FCCR is the ratio of adjusted EBITDA for the previous four consecutive fiscal quarters to fixed charges, which includes all (i) such entity and its subsidiaries’ interest expense, (ii) such entity and its subsidiaries’ regularly scheduled principal payments, other than balloon or similar principal payments which repay indebtedness in full and payments under cash flow mortgages applied to principal and (iii) preferred dividends paid by such entity.
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
Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar
Ashford Trust Hotel Management Agreement
General. Ashford Trust entered into hotel master management agreements with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Ashford Trust in 2003, as amended, and 2006. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Ashford Trust’s TRSs by Remington Lodging by entering into the Consolidated, Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Ashford Trust master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Ashford Trust master hotel management agreement between Remington Lodging and Ashford Trust remains in effect. Pursuant to the Ashford Trust master hotel management agreement, Remington currently manages 80 of Ashford Trust’s 117 hotel properties and WorldQuest. The Ashford Trust master hotel management agreement will also govern the management of hotels Ashford Trust acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Ashford Trust acquires in the future unless Ashford Trust’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement-—Exclusivity Rights of Remington.” Prior to its acquisition by the Company on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, our chairman, chief executive officer and a significant stockholder of the Company, and his father, Mr. Archie Bennett, Jr.
Term. The Ashford Trust master hotel management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington is not then in default under the Ashford Trust master hotel management agreement. If at the time of the exercise of any renewal period, Remington is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then Ashford Trust’s TRS lessee may terminate the Ashford Trust master hotel management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington desires to exercise any option to renew, it must give Ashford Trust’s TRS lessee written notice of its election to renew the Ashford Trust master hotel management agreement no less than 90 days before the expiration of the then-current term of the Ashford Trust master hotel management agreement.
Amounts Payable under the Ashford Trust Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$14,105 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year, except with respect to hotels where Remington takes over management upon acquisition by Ashford Trust, in which case, for the first five years, the incentive management fee to be paid to Remington, if any, is the amount by which the hotel’s actual house profit exceeds the projected house profit for such calendar year as set forth in our acquisition pro forma. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the TRS lessee will consider payment of the incentive fee pro rata on a quarterly basis.
The incentive fee is designed to encourage Remington to generate higher house profit at each hotel by increasing the fee due to Remington when the hotels generate house profit above certain threshold levels. Any increased revenues should generate increased lease payments under the percentage leases and should thereby benefit our stockholders.
Termination. The Ashford Trust master hotel management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:

•	a sale of a hotel;

•	the failure of Remington to satisfy certain performance standards;

•	for the convenience of Ashford Trust’s TRS lessee;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Remington or Ashford Trust that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the Ashford Trust master hotel management agreement with respect to one or more of the hotels, Ashford Trust must pay Remington termination fees, plus any amounts otherwise due to Remington pursuant to the terms of the Ashford Trust master hotel management agreement. Ashford Trust will be obligated to pay termination fees in the circumstances described below, provided that Remington is not then in default, subject to certain cure and grace periods:
Sale. If any hotel subject to the Ashford Trust master hotel management agreement is sold during the first 12 months of the date such hotel becomes subject to the Ashford Trust master hotel management agreement, Ashford Trust’s TRS lessee may terminate the Ashford Trust master hotel management agreement with respect to such sold hotel, provided that it pays to Remington an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget for the balance of the first year of the term. If any hotel subject to the Ashford Trust master hotel management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master management agreement with respect to such hotel, Ashford Trust’s TRS lessee will have no obligation to pay any termination fees.
Casualty. If any hotel subject to the Ashford Trust master hotel management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then Ashford Trust must pay to Remington the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.
Condemnation or Force Majeure. In the event of a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the Ashford Trust master hotel management agreement terminates as to those hotels.
Failure to Satisfy Performance Test. If any hotel subject to the Ashford Trust master hotel management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the Ashford Trust master hotel management agreement after the base 10 year term of the Ashford Trust hotel management agreement applicable to and with respect to such hotel, and in such case, the TRS lessee must pay to Remington an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington equally. If Remington fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington, then the TRS lessee has the right to terminate the Ashford Trust hotel management agreement after the base 10 year term of the Ashford Trust hotel management agreement applicable to and with respect to such hotel upon 45 days’ written notice to Remington and to pay to Remington the termination fee described above. Further, if any hotel subject to the Ashford Trust hotel management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the Ashford Trust hotel management agreement after the base 10 year term of the Ashford Trust hotel management agreement applicable to and with respect to such hotel without paying any termination fee.
For Convenience. With respect to any hotel managed by Remington pursuant to the Ashford Trust master hotel management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine.
If the Ashford Trust master hotel management agreement terminates as to all of the hotels covered in connection with a default under the Ashford Trust master hotel management agreement, the Ashford Trust hotel management MEA can also be terminated at the non-defaulting party’s election. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement with Remington.”
Maintenance and Modifications. Remington must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such routine maintenance, repairs and alterations will be paid by the TRS lessee. All non-routine repairs and maintenance, either to a hotel or its property and equipment pursuant to the capital improvement budget described below, will be managed by Premier pursuant to the master project management agreement.
Insurance. Remington must coordinate with the TRS lessee the procurement and maintenance of all workers’ compensation, employer’s liability and other appropriate and customary insurance related to its operations as a hotel manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Remington nor the TRS lessee may assign or transfer the Ashford Trust master hotel management agreement without the other party’s prior written consent. However, Remington may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington from any of its obligations under the Ashford Trust master hotel management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the Ashford Trust master hotel management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Remington will have any further liabilities or obligations under the Ashford Trust master hotel management agreement with respect to such damaged hotel, except that Ashford Trust may be obligated to pay to Remington a termination fee, as described above. If the Ashford Trust master hotel management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the Ashford Trust master hotel management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.

Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the Ashford Trust master hotel management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. In the event of termination, neither the TRS lessee nor Remington will have any further rights, remedies, liabilities or obligations under the Ashford Trust master hotel management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the Ashford Trust master hotel management agreement. If there is an event of force majeure or any other cause beyond the control of Remington that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the Ashford Trust master hotel management agreement may be terminated by the TRS lessee. In the event of such a termination, neither the TRS lessee nor Remington will have any further rights, remedies, liabilities or obligations under the Ashford Trust master hotel management agreement with respect to such hotel.
Annual Operating Budget. The Ashford Trust master hotel management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the Ashford Trust master hotel management agreement, Remington will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year in the event of a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington.
Capital Improvement Budget. Remington must prepare a capital improvement budget of the expenditures necessary for replacement of property and equipment and building repairs for the hotels during the following fiscal year and provide such budget to the relevant TRS lessee and landlord for approval at the same time Remington submits the proposed annual operating budget for approval by TRS lessee. Remington may not make any other expenditures for these items without the relevant TRS lessee and landlord approval, except expenditures which are provided in the capital improvements budget or are required by reason of any (i) emergency, (ii) applicable legal requirements, (iii) the terms of any franchise agreement or (iv) are otherwise required for the continued safe and orderly operation of Ashford Trust’s hotels.
Indemnity Provisions. Remington has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington subject to certain limitations; (ii) infringement by Remington of any third party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington of employment laws or that are a direct result of the corporate policies of Remington; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington; or (v) the breach by Remington of the Ashford Trust master hotel management agreement, including action taken by Remington beyond the scope of its authority under the Ashford Trust master hotel management agreement, which is not cured.
Except to the extent indemnified by Remington as described in the preceding paragraph, the TRS lessee will indemnify Remington against all damages not covered by insurance and that arise from: (i) the performance of Remington’s services under the Ashford Trust master hotel management agreement; (ii) the condition or use of Ashford Trust’s hotels; (iii) certain liabilities to which Remington is subjected, including pursuant to the WARN Act, in connection with the termination of the Ashford Trust master hotel management agreement; (iv) all employee cost and expenses; or (v) any claims made by an employee of Remington against Remington that are based on a violation or alleged violation of the employment laws.
Events of Default. Events of default under the Ashford Trust master hotel management agreement include:

•	The TRS lessee or Remington files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.

•	The TRS lessee or Remington fails to make any payment due under the Ashford Trust master hotel management agreement, subject to a 10-day notice and cure period.

•
The TRS lessee or Remington fails to observe or perform any other term of the Ashford Trust master hotel management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.

•	Remington does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Internal Revenue Code.
If an event of default occurs and continues beyond any grace period, the non-defaulting party will have the option of terminating the Ashford Trust master hotel management agreement, on 30 days’ notice to the other party.

To minimize conflicts between Ashford Trust and Remington on matters arising under the Ashford Trust master hotel management agreement, Ashford Trust’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which Ashford Trust may make pursuant to the terms of the Ashford Trust master hotel management agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, Ashford Trust’s board of directors has established a Related Party Transaction Committee comprised solely of independent members of Ashford Trust’s board of directors to review all related party transactions that involve conflicts. The Related Party Transaction Committee may make recommendations to the independent members of Ashford Trust’s board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transaction Committee or the independent members of Ashford Trust’s board of directors.
Ashford Trust Hotel Management Mutual Exclusivity Agreement
General. Ashford Trust entered into a mutual exclusivity agreement with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) in 2003 which was subsequently amended in 2013. Remington Lodging gave Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Ashford Trust’s initial investment criteria, and Ashford Trust agreed to engage Remington Lodging to provide hotel management, project management and development services for hotels Ashford Trust acquired or invested in, to the extent that Ashford Trust had the right or controlled the right to direct such matters, subject to certain conditions. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original mutual exclusivity agreement to provide that Remington Lodging gave Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Ashford Trust’s initial investment criteria, and Ashford Trust agreed to engage Remington Lodging to provide hotel management for hotels Ashford Trust acquired or invested in, to the extent that Ashford Trust had the right or controlled the right to direct such matters. As a result, concurrently with the Company’s acquisition of Premier, Ashford Trust OP and Remington Lodging entered into the Amended and Restated Mutual Exclusivity Agreement dated as of August 8, 2018, which agreement we refer to below as the “Ashford Trust hotel management MEA.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the mutual exclusivity agreement between Remington Lodging and Ashford Trust remains in effect.
Term. The initial term of the Ashford Trust hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:

•	an event of default (see “Events of Default”),

•	a party’s early termination rights (see “Early Termination”), or

•
a termination of all the Ashford Trust master hotel management agreements between TRS lessee and Remington because of an event of default under the Ashford Trust master hotel management agreement that affects all properties (see “Relationship with Ashford Trust Master Hotel Management Agreement”).

Modification of Investment Guidelines. In the event that Ashford Trust materially modifies its initial investment guidelines without the written consent of Remington, which consent may be withheld at its sole and absolute discretion, and may further be subject to the consent of Braemar, Remington will have no obligation to present or offer Ashford Trust investment opportunities at any time thereafter. Instead, Remington, subject to the superior rights of Braemar or any other party with which Remington may have an existing agreement, shall use their reasonable discretion to determine how to allocate investment opportunities it identifies. In the event Ashford Trust materially modifies its investment guidelines without the written consent of Remington, Braemar will have superior rights to investment opportunities identified by Remington, and Ashford Trust will no longer retain preferential treatment to investment opportunities identified by Remington. A material modification for this purpose means any modification of Ashford Trust’s initial investment guidelines to be competitive with Braemar’s investment guidelines.
Our Exclusivity Rights. Remington and Mr. Monty J. Bennett have granted Ashford Trust a first right of refusal to pursue certain lodging investment opportunities identified by Remington or its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy Ashford Trust’s initial investment guidelines and are not considered excluded transactions pursuant to the Ashford Trust hotel management MEA. If investment opportunities are identified and are subject to the Ashford Trust hotel management MEA, and Ashford Trust has not materially modified its initial investment guidelines without the written consent of Remington, then Remington Lodging, Mr. Bennett and their affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give Ashford Trust a written notice and description of the investment opportunity, and Ashford

Trust will have 10 business days to either accept or reject the investment opportunity. If Ashford Trust rejects the opportunity, Remington may then pursue such investment opportunity, subject to a right of first refusal in favor of Braemar pursuant to an existing agreement between Braemar and Remington, on materially the same terms and conditions as offered to Ashford Trust. If the terms of such investment opportunity materially change, then Remington must offer the revised investment opportunity to Ashford Trust, whereupon Ashford Trust will have 10 business days to either accept or reject the opportunity on the revised terms.
Reimbursement of Costs. If Ashford Trust accepts an investment opportunity from Remington, Ashford Trust will be obligated to reimburse Remington or its affiliates for the actual out-of-pocket and third-party costs and expenses paid by Remington or its affiliates in connection with such investment opportunity, including any earnest money deposits, but excluding any finder’s fee, brokerage fee, development fee or other compensation paid by Remington or its affiliates. Remington must submit to Ashford Trust an accounting of the costs in reasonable detail.
Exclusivity Rights of Remington. If Ashford Trust elects to pursue an investment opportunity that consists of the management and operation of a hotel property or acquisition of debt, or making of a loan, with respect to such hotel property, Ashford Trust will hire Remington to provide such services unless Ashford Trust’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager or developer could perform the management duties materially better than Remington for the particular hotel. In return, Remington has agreed that it will provide those services.
Excluded Investment Opportunities. The following are excluded from the Ashford Trust hotel management MEA and are not subject to any exclusivity rights or right of first refusal:

•	With respect to Remington, an investment opportunity where Ashford Trust’s independent directors have unanimously voted not to engage Remington as the manager or developer.

•
With respect to Remington, an investment opportunity where Ashford Trust’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington with respect to the particular hotel.

•
With respect to Remington, an investment opportunity where Ashford Trust’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington for the particular hotel, based on Remington’s prior performance.

•	Existing hotel investments of Remington or its affiliates with any of their existing joint venture partners, investors or property owners.

•
Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington or any of its affiliates with third parties other than Ashford Trust and its affiliates.

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington or its affiliates have an ownership interest, provided that Remington provides Ashford Trust with notice 10 days prior to such transaction.

Management or Development. If Ashford Trust hires Remington to manage or operate a hotel, it will be pursuant to the terms of the Ashford Trust master hotel management agreement agreed to between Ashford Trust and Remington.
Events of Default. Each of the following is a default under the Ashford Trust hotel management MEA:

•	Ashford Trust or Remington experience a bankruptcy-related event;

•	Ashford Trust fails to reimburse Remington as described under “Reimbursement of Costs,” subject to a 30-day cure period; and

•	Ashford Trust or Remington does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the Ashford Trust hotel management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.

Early Termination. Remington has the right to terminate the exclusivity rights granted to Ashford Trust if:

•
Mr. Monty J. Bennett is removed without cause as chairman of Ashford Trust’s board of directors or is not re-appointed to such position, or he resigns as chairman of its board of directors for good reason or as a result of a change of control, or the employment agreement of Mr. Monty J. Bennett with the Company is not renewed;

•	Mr. Archie Bennett Jr. is removed as Chairman Emeritus or Ashford Trust breaches the Chairman Emeritus Agreement dated January 7, 2013;

•	Upon expiration of the non-compete restrictions contained in the employment agreement of Mr. Monty J. Bennett;

•
If Mr. Monty J. Bennett is no longer chairman of the board of Ashford Trust and subject to the non-compete restrictions in his employment agreement, and three times in any fiscal year during the term of the Ashford Trust hotel management MEA, in any combination of the following: (i) Ashford Trust’s independent directors elect not to pursue a Remington transaction (as specified in the Ashford Trust hotel management MEA) or elect not to engage Remington with respect to the management opportunities part of a Remington transaction which Ashford Trust has elected to pursue pursuant to the Ashford Trust hotel management MEA, or (ii) Ashford Trust fails to close on a Remington transaction presented to Ashford Trust, and the failure to close is caused by an Ashford Trust affiliate; or

•	Ashford Trust terminates the Remington exclusivity rights pursuant to the terms of the Ashford Trust hotel management MEA.

•	Ashford Trust may terminate the exclusivity rights granted to Remington if:

•
Remington fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Internal Revenue Code and for that reason, Ashford Trust terminates the Ashford Trust master hotel management agreement with Remington;

•
If Mr. Monty J. Bennett resigns as chief executive officer and chairman of the board of directors of Ashford Trust without good reason or if Mr. Monty J. Bennett’s employment agreement with the Company is terminated for cause;

•
Ashford Trust experiences a change in control provided that Ashford Trust first pays to Remington the termination fees payable in connection with a termination for convenience pursuant to the Ashford Trust hotel management MEA; and

•
Remington terminates Ashford Trust’s exclusivity rights pursuant to the terms of the Ashford Trust hotel management MEA or the Ashford Trust master hotel management agreement for all of the properties then covered.

Assignment. The Ashford Trust hotel management MEA may not be assigned by any of the parties without the prior written consent of the other parties, provided that Remington can assign its interest in the Ashford Trust hotel management MEA, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement, so long as such affiliate qualifies as an “eligible independent contractor” at the time of such transfer.
Relationship with Ashford Trust Master Hotel Management Agreement. The rights provided to Ashford Trust and to Remington in the Ashford Trust hotel management MEA may be terminated if the Ashford Trust master hotel management agreement between Ashford Trust and Remington terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Remington’s management rights with respect to one or more hotels (but not all hotels) does not terminate the Ashford Trust hotel management MEA. A termination of the Ashford Trust hotel management MEA does not terminate the Ashford Trust master hotel management agreement either in part or in whole, and the Ashford Trust master hotel management agreement would continue in accordance with its terms as to the hotels covered, despite a termination of the Ashford Trust hotel management MEA.
Ashford Trust Project Management Agreement
Remington Lodging had previously entered into hotel master management agreements (collectively, the “Ashford Trust Original Master Management Agreement”) with Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”), pursuant to which Remington Lodging provided Ashford Trust TRS both hotel management services and project management services with respect to hotels owned or leased by Ashford Trust TRS.
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Ashford Trust Original Master Management Agreement into (i) an agreement between Ashford Trust and Remington Lodging with respect to the provision of hotel management services to Ashford Trust TRS (which was effectuated by consolidating, amending and restating the Ashford Trust Original Master Management Agreement to provide only hotel management services) and (ii) an agreement among Ashford Trust TRS, Ashford Trust OP and Premier with respect to the provision of project management services, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Ashford Trust TRS, Ashford Trust OP and Premier entered into a Master Project Management Agreement dated as of August 8, 2018 (the “Ashford Trust Project Management Agreement”).
Pursuant to the Ashford Trust Project Management Agreement, Ashford Trust TRS has appointed Premier as its sole, exclusive and continuing manager to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or leased by Ashford Trust TRS (collectively, “Ashford Trust Hotels”) and to provide construction management, interior design, architectural, property and equipment purchasing, property and equipment expediting/freight management, property and equipment warehousing, and property and equipment installation and supervision services (collectively, “Project Services”).
The Ashford Trust Project Management Agreement provides that Premier shall be paid a project management fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) payable monthly in arrears based upon the prior calendar month’s total expenditures under the capital improvement budget until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Ashford Trust Hotel, whereupon the project management fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold. In addition, the Ashford Trust Project Management Agreement provides that Premier shall be paid additional fees at current market rates (collectively, “Market Service Fees”) for the Project Services, unless a majority of the independent directors of Ashford Trust affirmatively vote that such the Market Service Fees proposed by Premier are not market (in which case a consultant will be engaged to determine the Market Service Fees).
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
Ashford Trust Project Management Mutual Exclusivity Agreement
Remington Lodging had previously entered into a Mutual Exclusivity Agreement dated August 29, 2003 (the “Ashford Trust Original Mutual Exclusivity Agreement”) with Ashford Trust and Ashford Trust OP. Under the Ashford Trust Original Exclusivity Agreement, Remington Lodging gave Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Ashford Trust’s initial investment criteria, and Ashford Trust agreed to engage Remington Lodging to provide hotel management, development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, for hotels Ashford Trust acquired or invested in, to the extent that Ashford Trust had the right or controlled the right to direct such matters, subject to certain conditions.
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Ashford Trust Original Mutual Exclusivity Agreement into: (i) an agreement among Ashford Trust, Ashford Trust OP and Remington Lodging with respect to the provision of hotel management services to Ashford Trust (which was effectuated by amending and restating the Ashford Trust Original Mutual Exclusivity Agreement to require Ashford Trust to engage Remington Lodging only with respect to hotel management services) and (ii) an agreement among Ashford Trust, Ashford Trust OP and Premier with respect to the provisions of development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Ashford Trust, Ashford Trust OP and Premier entered into the Ashford Trust Mutual Exclusivity Agreement dated as of August 8, 2018 (the “Ashford Trust Mutual Exclusivity Agreement”).
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
Braemar Hotel Master Hotel Management Agreement
General. In 2014, Braemar entered into a hotel master management agreement with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Braemar. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Braemar’s TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Braemar master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Braemar master hotel management agreement between Remington Lodging and Braemar remains in effect. Pursuant to the Braemar master hotel management agreement, Remington currently manages the Pier House Resort, the Bardessono Hotel and Hotel Yountville. The Braemar master hotel management agreement will also govern the management of hotels Braemar acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Braemar acquires in the future unless Braemar’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Braemar’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager or developer could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Braemar Hotel Management Mutual Exclusivity Agreement with Remington—Exclusivity Rights of Remington.” Prior to its acquisition by the Company on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, our chairman, chief executive officer and a significant stockholder of the Company, and his father, Mr. Archie Bennett, Jr.
Term. The Braemar master hotel management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington is not then in default under the Braemar master hotel management agreement. If at the time of the exercise of any renewal period, Remington is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then Braemar’s TRS lessee may terminate the Braemar master hotel management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington desires to exercise any option to renew, it must give Braemar’s TRS lessee written notice of its election to renew the Braemar master hotel management agreement no less than 90 days before the expiration of the then-current term of the Braemar master hotel management agreement.
Amounts Payable under the Braemar Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$14,105 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year, except with respect to hotels where Remington takes over management upon acquisition by Braemar, in which case, for the first five years, the incentive management fee to be paid to Remington, if any, is the amount by which the hotel’s actual house profit exceeds the projected house profit for such calendar year as set forth in our acquisition pro forma. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the TRS lessee will consider payment of the incentive fee pro rata on a quarterly basis.
The incentive fee is designed to encourage Remington to generate higher house profit at each hotel by increasing the fee due to Remington when the hotels generate house profit above certain threshold levels. Any increased revenues will generate increased lease payments under the percentage leases and should thereby benefit our stockholders.

Termination. The Braemar master hotel management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:

•	a sale of a hotel;

•	the failure of Remington to satisfy certain performance standards;

•	for the convenience of Braemar’s TRS lessee;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Remington or Braemar that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the Braemar master hotel management agreement with respect to one or more of the hotels, Braemar must pay Remington termination fees, plus any amounts otherwise due to Remington pursuant to the terms of the Braemar master hotel management agreement. Braemar will be obligated to pay termination fees in the circumstances described below, provided that Remington is not then in default, subject to certain cure and grace periods:
Sale. If any hotel subject to the Braemar master hotel management agreement is sold during the first 12 months of the date such hotel becomes subject to the Braemar master hotel management agreement, Braemar’s TRS lessee may terminate the Braemar master hotel management agreement with respect to such sold hotel, provided that it pays to Remington an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget for the balance of the first year of the term. If any hotel subject to the Braemar master hotel management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master hotel management agreement with respect to such hotel, Braemar’s TRS lessee will have no obligation to pay any termination fees.
Casualty. If any hotel subject to the Braemar master hotel management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then Braemar must pay to Remington the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.
Condemnation or Force Majeure. In the event of a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the Braemar master hotel management agreement terminates as to those hotels.
Failure to Satisfy Performance Test. If any hotel subject to the Braemar master hotel management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the Braemar master hotel management agreement with respect to such hotel, and in such case, the TRS lessee must pay to Remington an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington equally. If Remington fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington, then the TRS lessee has the right to terminate the Braemar hotel management agreement with respect to such hotel upon 45 days’ written notice to Remington and to pay to Remington the termination fee described above. Further, if any hotel subject to the Braemar hotel management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the Braemar hotel management agreement without paying any termination fee.
For Convenience. With respect to any hotel managed by Remington pursuant to the Braemar master hotel management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine.
If the Braemar master hotel management agreement terminates as to all of the hotels covered in connection with a default under the Braemar master hotel management agreement, the Braemar hotel management MEA can also be terminated at the non-defaulting party’s election. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Braemar Hotel Management Mutual Exclusivity Agreement with Remington.”
Maintenance and Modifications. Remington must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such routine maintenance, repairs and alterations will be paid by the TRS lessee. All non-routine repairs and maintenance, either to a hotel or its property and equipment pursuant to the capital improvement budget described below, will be managed by Premier pursuant to the master project management agreement.
Insurance. Remington must coordinate with the TRS lessee the procurement and maintenance of all workers’ compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a hotel manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Remington nor the TRS lessee may assign or transfer the Braemar master hotel management agreement without the other party’s prior written consent. However, Remington may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington from any of its obligations under the Braemar master hotel management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the Braemar master hotel management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Remington will have any further liabilities or obligations under the Braemar master hotel management agreement with respect to such damaged hotel, except that Braemar may be obligated to pay to Remington a termination fee, as described above. If the Braemar master hotel management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the Braemar master hotel management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the Braemar master hotel management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. In the event of termination, neither the TRS lessee nor Remington will have any further rights, remedies, liabilities or obligations under the Braemar master hotel management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the Braemar master hotel management agreement. If there is an event of force majeure or any other cause beyond the control of Remington that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the Braemar master hotel management agreement may be terminated by the TRS lessee. In the event of such a termination, neither the TRS lessee nor Remington will have any further rights, remedies, liabilities or obligations under the Braemar master hotel management agreement with respect to such hotel.

Annual Operating Budget. The Braemar master hotel management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the Braemar master hotel management agreement, Remington will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year in the event of a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington.
Capital Improvement Budget. Remington must prepare a capital improvement budget of the expenditures necessary for replacement of property and equipment and building repairs for the hotels during the following fiscal year and provide such budget to the relevant TRS lessee and landlord for approval at the same time Remington submits the proposed annual operating budget for approval by TRS lessee. Remington may not make any other expenditures for these items without the relevant TRS lessee and landlord approval, except expenditures which are provided in the capital improvements budget or are required by reason of any (i) emergency, (ii) applicable legal requirements, (iii) the terms of any franchise agreement or (iv) are otherwise required for the continued safe and orderly operation of Braemar’s hotels.
Indemnity Provisions. Remington has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington subject to certain limitations; (ii) infringement by Remington of any third party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington of employment laws or that are a direct result of the corporate policies of Remington; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington; or (v) the breach by Remington of the Braemar master hotel management agreement, including action taken by Remington beyond the scope of its authority under the Braemar master hotel management agreement, which is not cured.
Except to the extent indemnified by Remington as described in the preceding paragraph, the TRS lessee will indemnify Remington against all damages not covered by insurance and that arise from: (i) the performance of Remington’s services under the Braemar master hotel management agreement; (ii) the condition or use of Braemar’s hotels; (iii) certain liabilities to which Remington is subjected, including pursuant to the WARN Act, in connection with the termination of the Braemar master hotel management agreement; (iv) all employee cost and expenses; or (v) any claims made by an employee of Remington against Remington that are based on a violation or alleged violation of the employment laws.
Events of Default. Events of default under the Braemar master hotel management agreement include:

•	The TRS lessee or Remington files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.

•	The TRS lessee or Remington fails to make any payment due under the Braemar master hotel management agreement, subject to a 10-day notice and cure period.

•
The TRS lessee or Remington fails to observe or perform any other term of the Braemar master hotel management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.

•	Remington does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Internal Revenue Code.
If an event of default occurs and continues beyond any grace period, the non-defaulting party will have the option of terminating the Braemar master hotel management agreement, on 30 days’ notice to the other party.
To minimize conflicts between Braemar and Remington on matters arising under the Braemar master hotel management agreement, Braemar’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which Braemar may make pursuant to the terms of the Braemar master hotel management agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, Braemar’s board of directors has established a Related Party Transaction Committee comprised solely of independent members of Braemar’s board of directors to review all related party transactions that involve conflicts. The Related Party Transaction Committee may make recommendations to the independent members of Braemar’s board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transaction Committee or the independent members of Braemar’s board of directors.

Braemar Hotel Management Mutual Exclusivity Agreement
General. In 2014, Braemar entered into a mutual exclusivity agreement with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.). Remington Lodging gave Braemar a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Braemar’s initial investment criteria, and Braemar agreed to engage Remington Lodging to provide hotel management, project management and development services for hotels Braemar acquired or invested in, to the extent that Braemar had the right or controlled the right to direct such matters, subject to certain conditions. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original mutual exclusivity agreement to provide that Remington Lodging gave Braemar a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Braemar’s initial investment criteria, and Braemar agreed to engage Remington Lodging to provide hotel management for hotels Braemar acquired or invested in, to the extent that Braemar had the right or controlled the right to direct such matters. As a result, concurrently with the Company’s acquisition of Premier, Braemar OP and Remington Lodging entered into the Amended and Restated Braemar Mutual Exclusivity Agreement dated as of August 8, 2018, which agreement we refer to below as the “Braemar hotel management MEA.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the mutual exclusivity agreement between Remington Lodging and Braemar remains in effect.
Term. The initial term of the Braemar hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:

•	an event of default (see “Events of Default”),

•	a party’s early termination rights (see “Early Termination”), or

•
a termination of all the Braemar master hotel management agreements between TRS lessee and Remington because of an event of default under the Braemar master hotel management agreement that affects all properties (see “Relationship with Braemar Master Hotel Management Agreement”).

Modification of Investment Guidelines. In the event that Braemar materially modifies its initial investment guidelines without the written consent of Remington, which consent may be withheld at its sole and absolute discretion, and may further be subject to the consent of Ashford Trust, Remington will have no obligation to present or offer Braemar investment opportunities at any time thereafter. Instead, Remington, subject to the superior rights of Ashford Trust or any other party with which Remington may have an existing agreement, shall use their reasonable discretion to determine how to allocate investment opportunities it identifies. In the event Braemar materially modifies its investment guidelines without the written consent of Remington, Ashford Trust will have superior rights to investment opportunities identified by Remington, and Braemar will no longer retain preferential treatment to investment opportunities identified by Remington. A material modification for this purpose means any modification of Braemar’s initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
Our Exclusivity Rights. Remington and Mr. Monty J. Bennett have granted Braemar a first right of refusal to pursue certain lodging investment opportunities identified by Remington or its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy Braemar’s initial investment guidelines and are not considered excluded transactions pursuant to the Braemar hotel management MEA. If investment opportunities are identified and are subject to the Braemar hotel management MEA, and Braemar has not materially modified its initial investment guidelines without the written consent of Remington, then Remington, Mr. Bennett and their affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give Braemar a written notice and description of the investment opportunity, and Braemar will have 10 business days to either accept or reject the investment opportunity. If Braemar rejects the opportunity, Remington may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington, on materially the same terms and conditions as offered to Braemar. If the terms of such investment opportunity materially change, then Remington must offer the revised investment opportunity to Braemar, whereupon Braemar will have 10 business days to either accept or reject the opportunity on the revised terms.
Reimbursement of Costs. If Braemar accepts an investment opportunity from Remington, Braemar will be obligated to reimburse Remington or its affiliates for the actual out-of-pocket and third-party costs and expenses paid by Remington or its affiliates in connection with such investment opportunity, including any earnest money deposits, but excluding any finder’s fee, brokerage fee, development fee or other compensation paid by Remington or its affiliates. Remington must submit to Braemar an accounting of the costs in reasonable detail.

Exclusivity Rights of Remington. If Braemar elects to pursue an investment opportunity that consists of the management and operation of a hotel property, Braemar will hire Remington to provide such services unless Braemar’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Braemar’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager or developer could perform the management duties materially better than Remington for the particular hotel. In return, Remington has agreed that it will provide those services.
Excluded Investment Opportunities. The following are excluded from the Braemar hotel management MEA and are not subject to any exclusivity rights or right of first refusal:

•	With respect to Remington, an investment opportunity where Braemar’s independent directors have unanimously voted not to engage Remington as the manager or developer.

•
With respect to Remington, an investment opportunity where Braemar’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in Braemar’s best interest not to engage Remington with respect to the particular hotel.

•
With respect to Remington, an investment opportunity where Braemar’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington for the particular hotel, based on Remington’s prior performance.

•	Existing hotel investments of Remington or its affiliates with any of their existing joint venture partners, investors or property owners.

•	Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington or any of its affiliates with third parties other than Braemar and its affiliates.

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington or its affiliates have an ownership interest, provided that Remington provides Braemar with notice 10 days prior to such transaction.

Management or Development. If Braemar hires Remington to manage or operate a hotel, it will be pursuant to the terms of the Braemar master hotel management agreement agreed to between Braemar and Remington.
Events of Default. Each of the following is a default under the Braemar hotel management MEA:

•	Braemar or Remington experience a bankruptcy-related event;

•	Braemar fails to reimburse Remington as described under “Reimbursement of Costs,” subject to a 30-day cure period; and

•	Braemar or Remington does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the Braemar hotel management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Early Termination. Remington has the right to terminate the exclusivity rights granted to Braemar if:

•	Mr. Monty J. Bennett is removed as Braemar’s chairman of its board of directors or is not re-appointed to such position, or he resigns as chairman of its board of directors;

•	Braemar terminates the Remington exclusivity rights pursuant to the terms of the Braemar hotel management MEA; or

•	Braemar’s advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as Braemar’s chairman of its board of directors.

•	Braemar may terminate the exclusivity rights granted to Remington if:

•
Remington fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Internal Revenue Code and for that reason, Braemar terminates the Braemar master hotel management agreement with Remington;

•	Braemar experiences a change in control and terminates the Braemar master hotel management agreement between

Braemar and Remington with respect to all hotels and have paid a termination fee equal to the product of (i) 65% of the aggregate management fees budgeted in the annual operating budget applied to the hotels for the full current fiscal year in which such termination is to occur for such hotels (both base fees and incentive fees, but in no event less than the base fees and incentive fees for the preceding full fiscal year) and (ii) nine;

•	the Remington parties terminate Braemar’s exclusivity rights pursuant to the terms of the Braemar hotel management MEA; or

•	Braemar’s advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as Braemar’s chairman of its board of directors.
Assignment. The Braemar hotel management MEA may not be assigned by any of the parties without the prior written consent of the other parties, provided that Remington can assign its interest in the Braemar hotel management MEA, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement, so long as such affiliate qualifies as an “eligible independent contractor” at the time of such transfer.
Relationship with Braemar Master Hotel Management Agreement. The rights provided to Braemar and to Remington in the Braemar hotel management MEA may be terminated if the Braemar master hotel management agreement between Braemar and Remington terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Remington’s management rights with respect to one or more hotels (but not all hotels) does not terminate the Braemar hotel management MEA. A termination of the Braemar hotel management MEA does not terminate the Braemar master hotel management agreement either in part or in whole, and the Braemar master hotel management agreement would continue in accordance with its terms as to the hotels covered, despite a termination of the Braemar hotel management MEA.
Braemar Project Management Agreement
Remington Lodging had previously entered into a Hotel Master Management Agreement dated November 19, 2013 (the “Braemar Original Master Management Agreement”) with Braemar TRS Corporation, a subsidiary of Braemar OP (“Braemar TRS”), pursuant to which Remington Lodging provided Braemar TRS both hotel management services and project management services with respect to hotels owned or leased by Braemar TRS.
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Braemar Original Master Management Agreement into: (i) an agreement between Braemar and Remington Lodging with respect to the provision of hotel management services to Braemar TRS (which was effectuated by amending and restating the Braemar Original Master Management Agreement to provide only hotel management services) and (ii) an agreement among Braemar TRS, Braemar OP and Premier with respect to the provision of project management services to Braemar TRS, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Braemar TRS, Braemar OP and Premier entered into the Braemar Master Project Management Agreement dated as of August 8, 2018 (the “Braemar Project Management Agreement”).
Pursuant to the Braemar Project Management Agreement, Braemar TRS has appointed Premier as its sole, exclusive and continuing manager to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or managed by Braemar TRS (collectively, “Braemar Hotels”) and to provide Project Services.
The Braemar Project Management Agreement provides that Premier shall be paid a project management fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) payable monthly in arrears based upon the prior calendar month’s total expenditures under the capital improvement budget until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Braemar Hotel, whereupon the project management fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold. In addition, the Braemar Project Management Agreement provides that Premier shall also provide to Braemar Hotels the following services and shall be paid the following fees: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the property and equipment designed or selected by Premier); and (iv) property and equipment purchasing (8% of the purchase price of property and equipment purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the property and equipment purchase price in excess of $2.0 million for such hotel in such calendar year).
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
Braemar Project Management Mutual Exclusivity Agreement
Remington Lodging had previously entered into a Mutual Exclusivity Agreement dated November 19, 2013 (the “Braemar Original Mutual Exclusivity Agreement”) with Braemar and Braemar OP. Under the Braemar Original Mutual Exclusivity Agreement, Remington Lodging gave Braemar a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Braemar’s initial investment criteria, and Braemar agreed to engage Remington Lodging to provide hotel management, development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, for hotels Braemar acquired or invested in, to the extent that Braemar had the right or controlled the right to direct such matters, subject to certain conditions.
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Braemar Original Mutual Exclusivity Agreement into: (i) an agreement among Braemar, Braemar OP and Remington Lodging with respect to the provision of hotel management services to Braemar (which was effectuated by amending and restating the Braemar Original Mutual Exclusivity Agreement to require Braemar to engage Remington Lodging only with respect to hotel management services) and (ii) an agreement among Braemar, Braemar OP and Premier with respect to the provision of development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, to Braemar, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Braemar, Braemar OP and Premier entered into the Braemar Mutual Exclusivity Agreement dated as of August 8, 2018 (the “Braemar Mutual Exclusivity Agreement”).
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
Our Investor Rights Agreement, Merger and Registration Rights Agreement, Non-Competition Agreement, Transition Cost Sharing Agreement and Hotel Services Agreement with the Bennetts
Investor Rights Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Company, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., MJB Investments, LP, Mr. James L. Cowen, Mr. Jeremy Walter, Mr. Mark A. Sharkey, Ms. Marissa A. Bennett and other related parties entered into an investor rights agreement (the “Investor Rights Agreement”) governing the relationship of such parties subsequent to such closing. The Investor Rights Agreement supersedes and replaces the previously existing investor rights agreement, dated August 8, 2018, in all respects.
Board Designation Rights. For so long as the holders of Series D Convertible Preferred Stock (together with each person that succeeds to their respective interests as the result of a transfer permitted under the Investor Rights Agreement, the “Covered Investors”) beneficially own no less than 20% of the issued and outstanding shares of our common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis), Mr. Monty J. Bennett, during his lifetime, and the Covered

Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.), and Mr. Archie Bennett, Jr., during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.) for election as a member of our board of directors of (each, a “Seller Nominee”). Initially, Mr. Monty J. Bennett will serve as the Seller Nominee of Mr. Monty J. Bennett, and Mr. W. Michael Murphy will serve as the Seller Nominee of Mr. Archie Bennett, Jr.
In the event we fail to pay the accrued preferred dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods, the Covered Investors agree that one of the two additional board designation rights arising under the Certificate of Designation (as defined below) shall be vested in Mr. Archie Bennett, Jr., during his lifetime, and the other such board designation right shall be vested in Mr. Monty J. Bennett, during his lifetime. In furtherance of the foregoing, each Covered Investor agrees that it will vote all of such Covered Investor’s Series D Convertible Preferred Stock, and consent to any action by the holders of the Series D Convertible Preferred Stock without a meeting as permitted under appropriate state law, as may be directed Mr. Archie Bennett, Jr., or Mr. Monty J. Bennett, respectively, in connection with their designation of the individuals to fill such board seats.
Transfer Restrictions. For five years after the closing of the Transactions, each of the Covered Investors are prohibited from transferring our common stock or Series D Convertible Preferred Stock to any person that is or would become, together with such person’s affiliates and associates, a beneficial owner of 10% or more of the then outstanding shares of our common stock, taking into account the Series D Convertible Preferred Stock on an as converted basis, except (i) to family members and in connection with estate planning, (ii) as a result of any voting agreement between Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., (iii) transfers in which no transferee (or group of affiliated or associated transferees) would purchase or receive 2% or more of the outstanding voting shares of the Company, (iv) in connection with any widespread public distribution of shares of our common stock or Series D Convertible Preferred Stock registered under the Securities Act of 1933, as amended (the “Securities Act”), or (v) a transfer to any transferee that would beneficially own more than 50% of our outstanding common stock and Series D Convertible Preferred Stock without any transfer from a Covered Investor, unless such transfer restrictions have been waived by the affirmative vote of the majority of our stockholders that are not affiliates or associates of the Covered Investors.
Voting Limitations. The Investor Rights Agreement provides that the Covered Investors agree that on matters submitted to a vote of the holders of voting securities of the Company, the Covered Investors will have the right to vote or direct or cause the vote of the shares as to which they hold sole voting power or are held by immediate family members (or a trust for the benefit of such person) (collectively, the “Sole Voting Shares”) as the Covered Investors determine, in their sole discretion, except (i) if, prior to August 8, 2023 only with respect to the voting securities of the Company, the combined voting power of the Reference Shares (as defined below) of the Company exceeds 40.0% (plus the combined voting power of (A) any common stock of the Company purchased by any Covered Investor in an arm’s length transaction after the closing of the Transactions from a person other than the Company or a subsidiary of the Company, for cash, including through open market purchases, and (B) privately negotiated transactions or any distributions of our common stock by either of Ashford Trust or Braemar to its respective stockholders pro rata) of the combined voting power of all of our outstanding voting securities entitled to vote on any given matter, then Reference Shares of the Company representing voting power equal to such excess will be deemed to be “Company Cleansed Shares” under the Investor Rights Agreement. The Covered Investors agree that they will vote, or cause to be voted, out of the Covered Investors’ Sole Voting Shares, shares constituting voting power equal to the voting power of the Company Cleansed Shares in the same proportion as the holders of such class or series of voting securities of the Company vote their shares with respect to such matters, exclusive of the Reference Shares of the Company voted by the Covered Investors. These restrictions may be waived by a majority vote or consent of our independent directors that have no personal interest in the matter to be voted upon. “Reference Shares” means all voting securities the Company that are (without duplication): (i) beneficially owned by any Covered Investor, including any such voting securities as to which any Covered Investor has sole or shared voting power; (ii) beneficially owned by any member of a Group of which any Covered Investor is a member; or (iii) subject to or referenced in any derivative or synthetic interest that (A) conveys any voting right in our common stock or (B) is required to be, or is capable of being, settled through delivery of our common stock in either case, that is held or beneficially owned by any Covered Investor or any controlled affiliate or any Covered Investor. The Covered Investors also agree among themselves that the total number of votes attributable to Reference Shares that are not Cleansed Shares will be proportionately allocated among the Covered Investors based on a percentage, the numerator of which is the number of Reference Shares held by such Covered Investor, and the denominator of which is the total number of Reference Shares held by all Covered Investors in the aggregate.
The Holder Group Investors (as defined below) will not, subject to certain exceptions and until the aggregate voting power of the Holder Group Investors is less than 25% of the combined voting power of all of the outstanding voting securities of the Company on any given matter, until the fifth anniversary of the closing of the Transactions: (i) take any action, vote such Holder Group Investor’s securities, or into any transaction, including by acting in consent with another person, that would result in the Company being treated as a “controlled company” under the applicable rules of the NYSE American nor (ii) take any action, vote such Holder Group Investor’s securities, or into any transaction, including by acting in concert with another person, that results in the Company engaging in a Rule 13e-3 Transaction (as defined in the rules and regulations issued by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), provided, that the restriction set forth in this clause (ii) may be waived by the affirmative vote of a majority of the issued and outstanding shares of our voting stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis) that are not beneficially owned by the Holder Group Investors (provided that, for purposes of clause (ii), our voting stock that is owned of record by Ashford Trust or Braemar shall not be deemed to be beneficially owned by the Holder Group Investors so long as the decision to vote such shares on such waiver is solely determined by a majority of the members of the board of directors of the applicable entity who are independent within the meaning of applicable rules of the NYSE American (or any exchange on which our voting stock is then listed) and do not have a material financial interest in such Rule 13e-3 Transaction (or a duly appointed board committee consisting only of such independent and disinterested board members)).
Put Option. Each Covered Investor has the option, exercisable with respect to each and every Change of Control (defined below) that may occur following the date of the Investor Rights Agreement, to sell to the Company all or any portion of the Series D Convertible Preferred Stock then owned by such Covered Investor (the “Change of Control Put Option”) at any time during the ten business day consecutive period following the consummation of a Change of Control. “Change of Control” means, with respect to any Covered Investor, any of the following, in each case that was not voted for or consented to by such Covered Investor solely in its capacity as a stockholder of the Company (but not in any other capacity): (i) any person (other than Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., MJB Investments, LP their controlled affiliates, any trust or other estate in which any of them has a substantial beneficial interest or as to which any of them serves as trustee or in a similar fiduciary capacity, any immediate family member of Mr. Monty J. Bennett or Mr. Archie Bennett, Jr., or any group (as defined in Rule 13d-5(b) under the Exchange Act)) acquires beneficial ownership of securities of the Company that, together with the securities of the Company previously beneficially owned by the first such person, constitutes more than 50% of the total voting power of our outstanding securities, or (ii) the sale, lease, transfer or other disposition (other than as collateral) of all or a majority of our (taken as a whole) assets or income or revenue generating capacity, other than to any direct or indirect majority-owned and controlled affiliate of the Company.
In the event that a Covered Investor exercises the Change of Control Put Option, the price to be paid by the Company to such exercising Covered Investor will be an amount, payable in cash or our common stock (at the election of such Covered Investor), equal to (i)$25.125, plus (ii) all accrued and unpaid dividends, plus (iii) in the event that a Change of Control Put Option is exercised prior to June 30, 2026, an additional amount equal to, initially, 24% of $25 until the first anniversary of the closing of the Transactions, with such percentage reduced by (A) 4% for each year thereafter, inclusive of the year in which the Change of Control Put Option is exercised, until the fourth anniversary of the closing of the Transactions and (B) 3% for each year thereafter until the sixth anniversary of the closing of the Transactions, at which time such percentage shall be 3% until June 30, 2026.
Preemptive Rights. The Investor Rights Agreement also provides that, except for issuances contemplated by the transaction documents entered into under the Combination Agreement, we will not issue any equity securities, rights to acquire equity securities of the Company or debt convertible into equity securities of the Company (collectively, the “New Securities”), unless we give the Bennetts and each person that succeeds to the interests of the Bennetts and certain permitted transferees (“Holder Group Investors”) notice of its respective intention to issue New Securities and the right of such Holder Group Investor to acquire such Holder Group Investor’s pro rata share of the New Securities.
Termination. The Investor Rights Agreement terminates by its terms on the earliest of (i) the written agreement of the Company and the Covered Investors holding in the aggregate 55% of the total number of shares of our common stock (taking into account the Series D Convertible Preferred Stock on an as converted basis) and (ii) the date on which the Covered Investors no longer own any of our common stock or Series D Convertible Preferred Stock; provided certain specified provisions will last for the time periods provided by their terms, and others will last indefinitely.
A Covered Investor will automatically cease to be bound by the Investor Rights Agreement solely in its capacity as a Covered Investor at such time as such Covered Investor no longer owns any of our common stock or any Series D Convertible Preferred Stock.
Merger and Registration Rights Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Company, Ashford Merger Sub Inc., the Bennetts and the Covered Investors entered into the Merger and Registration Rights Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will, no later than 120 days following the effective time of the Merger, file a registration statement under the Securities Act to permit the resale of the Series D Convertible Preferred Stock and our common stock into which the Series D Convertible Preferred Stock is convertible. We will use its commercially reasonable efforts to cause the registration statement to become effective and remain available for the resale of the securities covered by the registration statements. In certain circumstances, including at any time that we are in possession of material nonpublic information, we will have the right to suspend sales under the registration statement.
Non-Competition Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Company and the Bennetts entered into a non-competition agreement (the “Non-Competition Agreement”). Subject to certain exclusions, the Non-Competition Agreement provides that for a period of the later of five years following the closing of the Transactions, or three years following the date on which Mr. Monty J. Bennett is no longer our principal executive officer, each of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. will not, and will cause its controlled affiliates not to, directly or indirectly (i) engage in, or have an interest in a person that engages directly or indirectly in, (a) the hotel management business conducted by Remington and its subsidiaries within the lodging industry, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services conducted by Remington and its subsidiaries or (b) the project management business conducted by Premier, within the lodging industry, including construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment, and related services, in each case in clause (a) or (b) anywhere in the United States (excluding certain passive investments and existing relationships); or (ii) intentionally interfere in any material respect with the business relationships between Remington, Premier and their respective customers, clients or vendors. Notwithstanding the foregoing, each of the Bennetts may, among other things, (A) freely pursue any opportunity to acquire ownership, directly or indirectly, in any interests in real properties in the lodging industry if such opportunity has been presented to the board of each of the Company, Ashford Trust and Braemar and none of the foregoing elect to pursue or participate in such opportunity and (B) with respect to any hotel properties in which the Bennetts, or any of their controlled affiliates, own, directly or indirectly (other than through their ownership interests in Ashford Trust or Braemar), in the aggregate at least a 5% interest (such hotel properties, “Bennett-Owned Properties”), each Bennett, and any of his controlled affiliates, directly or indirectly: (x) may self-manage the provision of hotel management business services or project management business services to such Bennett-Owned Properties, but may not provide any such services to any other hotels not constituting Bennett-Owned Properties, or (y) may require that the Company provide hotel management business services and project management business services pursuant to the terms of the Hotel Services Agreement (as defined below).
Transition Cost Sharing Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Bennetts entered into a transition cost sharing agreement (the “Transition Cost Sharing Agreement”) with us, pursuant to which the Company and Remington will provide the Bennetts with family office related services, including accounting, tax, legal and general office and administrative support services (collectively, the “Services”) generally in accordance with Remington’s past practice prior to the closing. The Bennetts will pay to the Company and Remington the actual costs incurred by the Company and Remington, including salaries, employment taxes and benefits applicable to the employees of the Company and Remington providing the Services, based on the percentage of time spent by such employees in providing the Services, relative to the time spent by such employees on matters not related to the Services, plus applicable allocated overhead and other expenses incurred, in each case without mark-up. Subject to certain exceptions, the Services are required to be provided by the Company and Remington until the last to occur of: (i) the tenth anniversary of the date of the Transition Cost Sharing Agreement; (ii) the death of Mr. Archie Bennett, Jr. and (iii) 30 days following the date on which Mr. Monty J. Bennett is no longer employed by us as our chief executive officer, or substantially similar executive position, or ceases to serve as a member of our board of directors.
Hotel Services Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Bennetts entered into a hotel services agreement (the “Hotel Services Agreement”) with us, pursuant to which we will provide specified hotel project management and hotel management services to any hotel in which the Bennetts, in the aggregate, directly or indirectly (other than through their ownership of interests in Ashford Trust and Braemar) own at least a 5% interest, in exchange for fees in an amount equal to the cost of such services provided plus 5%, until the last to occur of: (i) the tenth anniversary of the commencement of services or (ii) the death of Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett.

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
Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, we revalued our net deferred tax assets and valuation allowance as of December 31, 2017, using the 21% U.S. federal income tax rate. In addition, the TCJA repealed the provisions that provided for carryback of losses generated in taxable years ending after December 31, 2017, and we increased our valuation allowance as of December 31, 2017, because we cannot consider tax paid in prior years as a source of taxable income to support realization of a portion of our net deferred tax assets.
Americans with Disabilities Act. As the advisor to Ashford Trust and Braemar, we are responsible for ensuring that the hotels owned by such entities comply with applicable provisions of the Americans with Disabilities Act (the “ADA”) to the extent that such hotels are “public accommodations” as defined by the ADA. Non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess the hotels and to advise Ashford Trust or Braemar, as applicable, to make alterations as appropriate in this respect.
Affordable Care Act. Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a variety of laws, regulations and policies including the employer mandate provisions of the Affordable Care Act (“ACA”). which imposes penalties on employers failing to offer affordable, minimum value health care coverage to substantially all full-time equivalent employees and their dependents. We do not anticipate incurring any significant penalties under the ACA. Any such penalty would be based on the number of full-time employees. As of December 31, 2019, we had 123 full-time domestic corporate employees and approximately 7,600 employees at our consolidated subsidiaries that provide products and services to the lodging industry.
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

Employees
At December 31, 2019, we had a total of 123 corporate employees who directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust and Braemar. Certain of our consolidated subsidiaries have a total of approximately 7,600 employees as of December 31, 2019, who provide hospitality products and services to the lodging industry, including hotel management, project management, event technology and other services.
Access To Reports and Other Information
We maintain a website at www.ashfordinc.com. On our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with the SEC. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request. All reports filed with the SEC may also be read at the SEC’s website at www.sec.gov. We also use our website to distribute company information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.
A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics or our Code of Ethics for our chief executive officer, chief financial officer and chief accounting officer will be disclosed on our website under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver
Item 1A. Risk Factors
Risks Related to Our Business
The outbreak of the novel coronavirus (COVID-19) will likely adversely affect our business.
We provide services primarily to clients in the hospitality industry. As a result, our business will be adversely affected by the impact of, or the public perception of a risk of, a pandemic disease on the travel and hospitality industry. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the novel coronavirus (COVID-19) is significant, which will likely result in reduced occupancy and RevPAR. Furthermore, a prolonged occurrence of the virus may result in health or other government authorities imposing restrictions on travel or other market impacts, including the postponement or cancellation of business conferences and similar events. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance); and (ii) revenue generated by our JSAV, Premier and Remington businesses, which depend in part on occupancy levels and operating performance at our clients’ hotels. With respect to Premier in particular, which we purchased in 2018, we could be negatively impacted if our clients reduce capital expenditures in response to the negative business environment, which appears likely and could cause us to record a significant goodwill impairment with respect to Premier.
The asset management, advisory and hospitality products and services businesses are highly competitive.
The asset management, advisory and hospitality products and services businesses are highly competitive. Competition in these businesses is driven by a variety of factors including: asset and investment performance; the quality of service provided to the companies we advise; investor perception of an asset and investment manager’s drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the duration of relationships with investors; brand recognition; and business reputation. We expect to face competition primarily from other asset, service and investment management firms. A number of factors serve to increase our competitive risks including but not limited to:

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
Our inability to effectively compete in these and other areas may have an adverse effect on our business, results of operations and financial condition.
The investments of the entities we currently advise and provide other products and services to are concentrated in the hotel industry. Our business would be adversely affected by an economic downturn in that sector, including as a result of the impact of the novel coronavirus (COVID-19), and we will be significantly influenced by the economies and other conditions in the specific markets in which our asset management clients operate.
Substantially all of the investments of Ashford Trust and Braemar and the investments of clients we provide other products and services to are concentrated in the hotel industry. These concentrations may expose such entities, and therefore us, to the risk of economic downturns in the hotel real estate sector to a greater extent than if the investments of such entities were diversified across other sectors of the real estate or other industries. The impact of the novel coronavirus (COVID-19), in particular, will likely adversely affect the hotel real estate sector, our clients (including Ashford Trust and Braemar) and us. See “Risks Related to Our Business—The outbreak of the novel coronavirus (COVID-19) will likely adversely affect our business.”
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
While it is intended that the acquisition of our project management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the project management business may decrease in the near-term and/or long-term, including to the extent our clients reduce capital expenditures as a result of the impact of the novel coronavirus

(COVID-19). The failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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

•	the risk of not realizing all of the anticipated strategic and financial benefits of the acquisition within the expected time frame or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the acquisition; and

•	performance shortfalls as a result of the diversion of management’s attention caused by the completion of the acquisition and integrating the operations of the project management business.
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
We may not manage the integration of the hotel management business effectively in such a manner that we realize the anticipated benefits of the hotel management business acquisition.
We may not effectively manage the integration of our hotel management business effectively. Our hotel management business consists of the hotel management business conducted by Remington, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. The integration of the hotel management business could be a time-consuming and costly process. We may encounter potential difficulties, including, among other things:

•
the inability to successfully integrate the hotel management business into our existing business in a manner that permits us to operate effectively or efficiently, which could result in the anticipated benefits of the acquisition not being realized in the timeframe currently anticipated or at all;

•	the risk of not realizing all of the anticipated strategic and financial benefits of the acquisition within the expected timeframe or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the acquisition and integrating the operations of the hotel management business.
For all these reasons, you should be aware that it is possible that the acquisition could result in the distraction of management, the disruption of the ongoing businesses, or inconsistencies in each business’s operations, services, standards, controls, procedures and policies. Therefore, the failure to integrate the hotel management business effectively could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to risks to which the Company has not historically been exposed, including business risks inherent to the hotel management business.
The hotel management business exposes us to risks to which we have not historically been exposed. As a result of the hotel management acquisition, we are subject to the business risks inherent to the hotel management business, including risks related to the hotel and travel industries. Many of these risks are beyond our control, including, among others, risks relating to the impact of epidemics on the hotel and travel industry, adverse effects of international, national, regional and local economic and market conditions and increase in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists. Addressing these risks could distract management, disrupt the Company’s ongoing business, or result in inconsistencies in the Company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with its lenders, joint venture partners, vendors and employees or to achieve all or any of the anticipated benefits of the acquisition of the hotel management business.
The acquisition of the hotel management business, and the incurrence by the Company of business risks inherent to the hotel management business could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to effectively operate the Company’s business.
We are exposed to risks to which the Company has not historically been exposed, including the business risks inherent to leasing real property.
The acquisition of the hotel management business will expose us to risks to which we have not historically been exposed, including the business risk inherent in operating real property. As a result of the acquisition of the hotel management business, we own Marietta. Marietta is the lessee of the Hilton Atlanta/Marietta Hotel and Conference Center, which is managed by Remington pursuant to a management agreement between Remington and Marietta. The Company has not previously been the lessee of such a real property asset and leasing such an asset exposes the Company to risks inherent in the leasing of real property that is used in the lodging industry. For example, such business risks include the cost of compliance with various laws such as environmental laws and the ADA, the cost of maintaining property and casualty insurance, and the risk that property taxes may increase. The acquisition of Marietta as part of the acquisition of the hotel management business could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to effectively operate the Company’s business.
We may be a “controlled company” within the meaning of the rules of NYSE American and, as a result, would qualify for, and could rely on, exemptions from certain corporate governance requirements.
Following the expiration of certain time and voting restrictions in the Investor Rights Agreement, (and prior to the expiration of such restrictions under certain circumstances) the Bennetts could potentially control a majority of the voting power of our equity securities. For a period of five years after the effective date of the Investor Rights Agreement, the Bennetts have agreed not to elect, or to cause the Company to elect, to be exempt from the NYSE American’s corporate governance requirements on account of the Company’s status as a “controlled company.” As a result, we may become a “controlled company” within the meaning of the corporate governance standards of the NYSE American after such time. Currently, under the rules of the NYSE American, a company for which more than 50% of the outstanding voting power is held by an individual, group, or another company is a “controlled company” and may elect to be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that the Company’s nominating and corporate governance committee consists entirely of independent directors; and

•	the requirement that the Company’s compensation committee consists entirely of independent directors.
Accordingly, in the event we become a “controlled company” and elect to be exempt from some or all of these corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.
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

If certain of our subsidiaries that engage in the hotel management business do not qualify as “eligible independent contractors” under applicable REIT rules, each REIT (including Ashford Trust and Braemar) for which such subsidiaries provide services might fail to qualify as a REIT.
If our subsidiaries that engage in the hotel management business, including Ashford Services and its subsidiaries (including Remington), do not qualify as “eligible independent contractors” under applicable REIT rules, each REIT for which Ashford Services and its subsidiaries provide hotel management services (including Ashford Trust and Braemar) might fail to qualify as a REIT. Each of our hotel management companies that enters into a hotel management contract with a TRS lessee of a REIT must qualify as an “eligible independent contractor” under the applicable REIT rules in order for the rent paid to the REIT by its TRS lessees to be qualifying income for the REIT under the applicable REIT rules. Among other requirements, in order to qualify as an eligible independent contractor with respect to a REIT, a management company must not own more than 35% of the outstanding shares of the REIT (by value) and no person or group of persons can own more than 35% of the outstanding shares of the REIT and the ownership interests of the management company, taking into account only owners of more than 5% of shares of the REIT and, with respect to ownership interests in such management companies that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Additionally, Ashford Services and its subsidiaries, including Remington, must comply with the provisions of the private letter ruling each of Ashford Trust and Braemar obtained from the Internal Revenue Service in connection with our acquisition of Remington to ensure that Ashford Services and its subsidiaries, including Remington, continue to qualify as “eligible independent contractors” under applicable REIT rules.
We may do more business internationally, which may subject us to numerous political, economic, market, reputational, operational, legal, regulatory and other risks that could adversely impact our business and results of operations.
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

Certain provisions of Nevada law could inhibit changes in control.
Certain provisions of the Nevada Revised Statutes (the “NRS”) may have the effect of inhibiting a third party from making a proposal to acquire the Company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares and, if specified conditions exist, certain of our affiliates) for two years after the date on which the stockholder first becomes an interested stockholder, and thereafter continues to prohibit such combinations unless specified conditions are satisfied;

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors (a “controlling interest”), together with shares acquired within 90 days immediately before acquisition of the controlling interest) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least a majority of our voting power, excluding all interested shares.

•
“constituency” provisions that allow the directors to consider a wide range of interests, such as those of employees and the community, in their decision making. The constituency provisions apply to takeovers and would allow the directors to respond based on considerations other than the stockholders; and

•	provisions which generally prohibit the removal of a director by less than two-thirds of the voting power of the corporation.
Our charter contains a provision opting out of the business combination provisions.
Pursuant to Section 78.378(1) of the NRS, the Company has elected not to be governed by the provisions of Nevada state law applicable to the acquisition of a controlling interest in the stock of the Company, as set forth in NRS Sections 78.378 to 78.3793, involving the acquisition of a controlling interest in the stock of the Company by: (i) Mr. Archie Bennett, Jr.; (ii) Mr. Monty J. Bennett; (iii) MJB Investments; (iv) any present or future affiliate of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett; (v) Ashford Trust; (vi) Braemar; or (vii) any other entity that is advised by the Company or its controlled affiliates through an advisory agreement. In addition, the control share provisions only apply to corporations that have 200 or more stockholders of record, at least 100 of whom have had Nevada addresses appearing on the stock ledger of the corporation for at least 90 days before the date on which the applicability of those provisions is determined. As of December 31, 2019, none of our record stockholders had a Nevada address appearing on our stock ledger.
In addition, the NRS provides that, except where the action impedes the rights of stockholders to vote for or remove directors, an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation is not subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Nevada corporation may not be required to act in certain takeover situations under the same standards or be subject to the same standard of judicial review as apply in Delaware and some other corporate jurisdictions.
Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines its major policies, including its policies regarding growth and distributions. Under the NRS, the authority to manage the Company’s business and affairs is vested in its board of directors. Our board of directors may amend or revise its corporate policies without a vote of its stockholders. We may change its corporate policies without stockholder notice or consent, which could result in investments or activities that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the NRS, and under our charter and bylaws, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Our charter designates the Business Court of the Eighth Judicial District Court of the State of Nevada, or if this Court does not have jurisdiction because the action asserts a federal claim, the United States District Court for the District of Nevada, Southern Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
While the corporation has the option to consent to the selection of an alternative forum, our charter provides that the Business Court of the Eighth Judicial District of the State of Nevada, or if this Court does not have jurisdiction because the action asserts a federal claim, the United States District Court for the District of Nevada, Southern Division, are the sole and exclusive forums for: (i) any derivative action or proceeding brought on the corporation’s behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of the corporation’s directors, officers, employees or agents in such capacity; or (iii) any action arising pursuant to, or to interpret, apply, enforce or determine the validity of, any provision of Nevada’s business association statutes, the corporation’s articles of incorporation and bylaws or any agreement entered into pursuant to the statute governing voting trusts to which the corporation is a party or of which the corporation is a beneficiary. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees, or agents, which may discourage such lawsuits against the Company and its directors, officers, employees, and agents. Alternatively, if a court were to find these provisions of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the corporation may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition and results of operations. Our charter cannot be amended unless its board of directors recommends an amendment and its stockholders approve the amendment.
Our board of directors may create and issue a class or series of capital stock without stockholder approval.
Our charter authorizes our board of directors to issue preferred stock, common stock, and blank check stock and in the case of preferred stock and blank check common stock to create one or more classes and to establish the preferences and rights of any class of stock issued. These actions can be taken without soliciting stockholder approval. Our ability to classify and issue additional shares of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.
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

•
classify or reclassify any unissued shares of our blank check stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

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
Following our separation from Ashford Trust, we became subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404(a) requires annual management assessments of the effectiveness of our internal controls over financial reporting. Because we are no longer an emerging growth company, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As such, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
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
Climate change may adversely affect our business.
The properties owned by Ashford Trust and Braemar are susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods, as well as the effects of climate change. Insurance may not fully cover all losses and, depending on the severity the event and the impact on such properties, such insurance may not cover a significant portion of the losses, including, but not limited to, the costs associated with evacuation.

These losses may lead to an increase of our cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.
To the extent climate change causes changes in weather patterns, we could experience increases in storm intensity, extreme weather, changes in precipitation and temperature and rising sea-levels. These conditions could result in physical damage or a decrease in demand for properties owned by Ashford Trust or Braemar located in the areas affected by these conditions. Climate change also may have indirect effects on such properties by increasing the cost of (or making unavailable) property insurance on acceptable terms, increasing the cost of energy and increasing the cost of snow removal at such properties. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on such properties without a corresponding increase in revenue, resulting in adverse impacts to our net income.
Changes in laws, regulations, or policies may adversely affect our business.
The laws and regulations governing our business or the businesses of our clients, or the regulatory or enforcement environment at the federal level or in any of the states in which we or our clients operate, may change at any time and may have an adverse effect on our business. For example, the recently enacted TCJA may limit the future deductions of interest expense we may incur. We are unable to predict how these or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.
We are subject to risk associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
On November 6, 2019, we completed our acquisition of Remington Lodging’s hotel management business. As a result, from and after November 6, 2019, we became responsible for, and subject to the risks associated with, hiring and maintaining a hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. We may also be unable to attract, retain, train, manage and engage quality personnel to adequately staff hotel departments, which could result in a sub-standard level of service to hotel guests and hotel operations.
Certain of the properties we manage are subject to collective bargaining agreements and, as a result, are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit our ability to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between us and labor unions. Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.
We may also become subject to additional collective bargaining agreements in the future. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our personnel. If such changes take effect, more of our personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management’s time to address unionization issues.
In addition, changes in labor laws may negatively impact us. For example, the implementation of new occupational health and safety regulations, minimum wage laws, and overtime, working conditions status and citizenship requirements and the Department of Labor’s proposed regulations expanding the scope of non-exempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which could reduce our profits and adversely affect our business and results of operations.
We are dependent upon the profitability of our subsidiaries and their ability to make cash distributions to us.

We are a holding company and, thus, do not conduct material activities other than activities incidental to holding equity interests of our subsidiaries and being a publicly-traded corporation. We are dependent on the profitability of our legacy advisory business and the acquired hotel management business and project management business, and the ability of our subsidiaries in which these businesses operate to generate cash. As a result, we are substantially dependent on the ability of our subsidiaries to fund cash needs. If our subsidiaries are less profitable than anticipated, our cash flows will be negatively affected, which could have a material adverse effect on our stock price.
Cash distributions made by the operating companies to fund payments of dividends on the Series D Convertible Preferred Stock may subject us to taxes to the extent such distributions are treated as a taxable dividend or distribution.
Because our ownership in Ashford Advisors Inc. (which owns Ashford LLC, Premier and Ashford Services) is held indirectly through Ashford Hospitality Holdings LLC, an entity treated as a partnership for U.S. federal income tax purposes, we will not be entitled to a 100% dividends received deduction on dividends paid by Ashford Advisors Inc., and instead will only be entitled to a partial dividends received deduction, with respect to amounts distributed by Ashford Advisors Inc. for our benefit that are treated as a taxable dividend. In general, a distribution by Ashford Advisors Inc. is treated as a taxable dividend to the extent any such distribution is made out of Ashford Advisors Inc.’s current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). To the extent the amount of such distribution exceeds Ashford Advisors Inc.’s current and accumulated earnings and profits, it will be treated first as a non-taxable return of capital to the extent of Ashford Hospitality Holdings LLC’s adjusted tax basis in the shares of Ashford Advisors Inc. and, to the extent the amount of such distribution exceeds such adjusted tax basis, will be treated as capital gain from the sale or exchange of such shares. Consequently, we will be subject to U.S. federal income tax on a portion of amounts distributed by Ashford Advisors Inc. for our benefit that are treated as a taxable dividend and on the full amount of any such distribution treated as a capital gain. Accordingly, in connection with any distributions made by the operating companies to fund payments of dividends on our preferred stock, additional distributions will likely be required to fund such taxes and any taxes payable on such additional distributions.
The representation of the Bennetts on our board of directors may increase if we fail to make certain dividend payments on the Series D Convertible Preferred Stock.
For so long as the holders of Series D Convertible Preferred Stock hold at least 20% of the issued and outstanding shares of our common stock (on an as-converted basis), Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, are collectively entitled to nominate two individuals as members of the Board one of whom is currently Mr. Monty J. Bennett and the other of whom is currently Mr. W. Michael Murphy. If we fail to make two consecutive dividend payments to the holders of the Series D Convertible Preferred Stock, then Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, will each be entitled to nominate one additional individual as a member of our board of directors and the size of our board of directors will be increased by two directors to accommodate these two additional nominees. In furtherance of the foregoing, each of the holders of Series D Convertible Preferred Stock have agreed that they will vote all of their Series D Convertible Preferred Stock, and consent to any action by the holders of the Series D Convertible Preferred Stock without a meeting as permitted under appropriate state law, as may be directed by Mr. Archie Bennett, Jr., or Mr. Monty J. Bennett, respectively, in connection with their designation of the individuals to fill such board seats. The Bennetts and certain of their affiliates, therefore, would likely have increased control over our operations and management.
Risks Related to Conflicts of Interest
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.
As of December 31, 2019, the Bennetts directly or indirectly beneficially owned approximately 70.1% of our outstanding common stock (including shares of Series D Convertible Preferred Stock on an as-converted basis), provided that prior to August 8, 2023, the voting power of the holders of Series D Convertible Preferred Stock effectively will be limited to 40% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following August 8, 2023, the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, at such time, the holders of Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of the Company that could deprive our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
In addition to their direct or indirect beneficial ownership of the shares of our common stock, the Bennetts are party to the Investor Rights Agreement, under which, for so long as the holders of Series D Convertible Preferred Stock and their affiliates continue to beneficially own no less than 20% of the issued and outstanding shares of our common stock, they will have the ability to cause the election of two members of our board of directors plus an additional two directors in the event of the non-payment of dividends on the Series D Convertible Preferred Stock for two consecutive quarters. In addition, the Company could be obligated, at the Bennetts’ election, to provide management services, of the character of the project management business or hotel management business, to any hotels in which the Bennetts own at least a 5% interest, which is different from the pricing structure of the agreements that we currently have with our two main clients, Ashford Trust and Braemar.
The Bennetts’ interests may not always coincide with your interests or the interests of our other stockholders. The concentrated holdings of our common stock directly or indirectly by the Bennetts, the various provisions of the Investor Rights Agreement, and the resulting representation and potential control of our board of directors by the Bennetts may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock if investors perceive a disadvantage in owning stock of a company with a controlling stockholder.
Our separation and distribution agreement, our advisory agreements, our amended and restated mutual exclusivity agreements, the tax matters agreement, the hotel services agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisition of Premier, were not negotiated on an arm’s-length basis, and we may be unable to enforce or may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford Trust and Braemar and/or pending or future legal proceedings.
Because certain of our officers and one of our directors are also officers of Ashford Trust and Braemar and have ownership interests in Ashford Trust and Braemar, our separation and distribution agreements, our advisory agreements, our amended and restated mutual exclusivity agreements, the tax matters agreement, the hotel services agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisition of Premier, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust and Braemar.
Our deferred compensation obligations may dilute your interest in our common stock.
Our deferred compensation plan has only two participants, Mr. Monty J. Bennett, our chairman and chief executive officer, and his father Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Both Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. have elected to invest their deferred compensation accounts in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2022. We also have an obligation to issue approximately 5,000 shares of our common stock to Mr. Archie Bennett, Jr., in quarterly installments through the end of 2021, the end of Mr. Archie Bennett, Jr.’s deferral period. Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions.
Our relationships with Ashford Trust, and Braemar could create significant conflicts of interest.
Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chairman of the board of Ashford Trust and chairman of the board of Braemar. Mr. Monty J. Bennett’s obligations to Ashford Trust and Braemar reduce the time and effort he spends managing our company, and his duties to us as a director and officer may conflict with his duties to, and pecuniary interest in, Ashford Trust and Braemar.
The holders of the Series D Convertible Preferred Stock have rights that are senior to the rights of the holders of our common stock, which may decrease the likelihood, frequency or amount of dividends to holders of our common stock.
The Series D Convertible Preferred Stock requires that dividends be paid on the Series D Convertible Preferred Stock before any distributions can be paid to holders of our common stock and that, in the event of our bankruptcy, liquidation, dissolution or winding up, whether voluntary or involuntary, the holders of Series D Convertible Preferred Stock must be satisfied before any distributions can be made to the holders of our common stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
The holders of the Series D Convertible Preferred Stock are expected to benefit from significant cash flows that may create conflicts of interest in our management.
The Bennetts and other sellers of the project and hotel management businesses were issued Series D Convertible Preferred Stock in consideration for the sale of such businesses. Each share of Series D Convertible Preferred Stock has a cumulative dividend rate of 6.59% per year until the first anniversary of the closing of the hotel management business acquisition, 6.99% per year from the first anniversary of such closing until the second anniversary of such closing, and 7.28% per year after the second anniversary of such closing. As a result of this consideration, the holders of the Series D Convertible Preferred Stock have the right to receive significant cash flow that might otherwise have been used for general corporate purposes. The holders of the Series D Convertible Preferred Stock may be incentivized by this consideration to maximize our cash flow, and thus Mr. Monty J. Bennett may have conflicts of interest in making management decisions that might be to the detriment of our long-term strategy and success. The cash flow generated by the hotel management business may not be equal to or in excess of the dividends payable to the holders of the shares of Series D Convertible Preferred Stock in any period.
Certain of our executive officers, who are also executive officers or board members of Ashford Trust, Braemar, or both, including our chairman of the board and chief executive officer, who is also chairman of the board of Ashford Trust and Braemar, face competing demands relating to their time as well as potential conflicts of interest, and this may adversely affect our operations.
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
We are or will be party to advisory and other agreements with Ashford Trust and Braemar. These entities, along with any other businesses we may advise in the future will acquire assets consistent with their respective initial investment guidelines, but in each case, we will have discretion to determine which investment opportunities satisfy each such entity’s initial investment guidelines. If, however, either Ashford Trust or Braemar materially changes its investment guidelines without our express consent, we are required to use our best judgment to allocate investment opportunities to Ashford Trust, Braemar and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any then-existing obligations we may have to such other entities. If a portfolio investment opportunity cannot be equitably divided by asset type and acquired on the basis of such asset types in satisfaction of each such entity’s investment guidelines, we will allocate investment opportunities between Ashford Trust, Braemar and any other businesses we advise in a fair and equitable manner, consistent with such entities’ investment objectives. When determining the entity for which such a portfolio investment opportunity would be the most suitable, our investment professionals have substantial discretion and may consider, among other factors, the following:

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

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Litigation in connection with conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business and our ability to attract investors for future vehicles.
Our fiduciary duties as the sole manager of our operating company could create conflicts of interest with our fiduciary duties to our stockholders.
We, as the sole manager of Ashford Hospitality Holdings, LLC, which wholly owns our operating company, have fiduciary duties to the other members of Ashford Hospitality Holdings, LLC, the discharge of which may conflict with the interests of our stockholders. The operating agreement of Ashford LLC provides that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as manager of our operating company, to the members of Ashford Hospitality Holdings, LLC, we may act in the best interest of our stockholders without violating our fiduciary duties to the members of Ashford Hospitality Holdings, LLC or being liable for any resulting breach of our duties to the members, subject in all cases to the implied contractual covenant of good faith and fair dealing which, pursuant to Nevada law, cannot be waived. In addition, those persons holding Ashford Hospitality Holdings, LLC common units will have the right to vote on certain amendments to the operating agreement (which require approval by a majority in interest of the members, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of Ashford Hospitality Holdings, LLC members to receive distributions as set forth in the operating agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. In addition, conflicts may arise when the interests of our stockholders and the members of Ashford Hospitality Holdings, LLC diverge, particularly in circumstances in which there may be an adverse tax consequence to the members.
Our conflict of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our activities.
In order to minimize any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted a conflict of interest policy to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors, officers, or employees, Ashford Trust or Braemar has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise. In addition, the transactions and agreements entered into in connection with our formation prior to the separation and distribution have not been approved by any independent or disinterested persons.
Risks Related to Debt Financing
We may incur debt at the corporate level, including through our corporate level revolving credit facility, which may materially and adversely affect our financial condition and results of operations.
We may incur debt at the corporate level from time to time, including through our corporate level revolving credit facility. As of December 31, 2019, $25.0 million of credit was available under such credit facility. In addition, certain of our subsidiaries that provide products and services to the lodging industry use debt, some of which has recourse to Ashford Inc. or Ashford LLC. Our organizational documents do not limit our capacity to use leverage or limit the amount of debt that we may incur. We may, at any time, decide to use leverage to meet future capital needs. We may guarantee, at the corporate level, debt incurred by our subsidiaries. We may also, from time to time, use derivative instruments primarily to manage interest rate risk. Future indebtedness will increase our operating costs, particularly in periods of rising interest rates, and we cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2019, we had a total of approximately $30.4 million of variable interest rate debt that is indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements—the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our mortgage notes, which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Our consolidated businesses lease other office and warehouse facilities in addition to one hotel. See Note 8 to our consolidated financial statements.
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
Our common stock has been listed and traded on the NYSE American under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 10, 2020, there were approximately 462 holders of record.
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
No dividends on our common stock have been declared or paid as of and for the years ended December 31, 2019, 2018 and 2017.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,734,414	(2)	67.66	(2)	262,989	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,734,414		67.66		262,989
____________________
(1) As of December 31, 2019, 262,989 shares of our common stock, or securities convertible into 262,989 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 592,230 shares of our common stock, or securities convertible into 592,230 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2020.
(2) As of December 31, 2019, we have an obligation to issue 200,401 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. See further discussion in the Risk Factors section and note 16 to our consolidated financial statements.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from December 31, 2014 through December 31, 2019, assuming an initial investment of $100 in stock on December 31, 2014, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 and the Dow Jones Asset Manager Index
Purchases of Equity Securities by the Issuer
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.001 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2019. $20 million is the maximum aggregate dollar value that may yet be purchased under the Repurchase Program.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31 (1) (2)	412,974	$30.00	412,974	$—
November 1 to November 30	—	—	—	—
December 1 to December 31	—	—	—	—
Total	412,974	$30.00	412,974	$—
____________________

(1)
On October 2, 2019, as approved by the Board, the Company acquired an aggregate 412,974 shares of its common stock from Ashford Trust and Braemar for $30 per share, resulting in a total cost of approximately $12.4 million. Subsequent to the stock repurchase, the 412,974 acquired shares were retired by the Company.

(2)
As closing conditions to our purchase of Remington Lodging’s hotel management business, Ashford Trust and Braemar were required to divest themselves of their shares of our common stock. Ashford Trust and Braemar completed their divestitures of our common stock on November 5, 2019 and the acquisition of Remington Lodging’s hotel management business was completed on November 6, 2019.

Recent Sales of Unregistered Securities
On November 1, 2017, we issued 70,318 shares of common stock to PT Intermediate, LLC in connection with the purchase of 85% of the outstanding membership interests in JSAV. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On January 2, 2018, we issued 8,962 shares of common stock to the OpenKey redeemable noncontrolling interest holder in connection with the purchase of 519,647 shares of the outstanding Class B common stock in OpenKey, Inc. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On January 1, 2019, we issued 16,529 shares of common stock in connection with the purchase of a 30% noncontrolling ownership interest in REA Holdings (as defined below). The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On March 1, 2019, the Company issued 61,387 shares of common stock in connection with the acquisition by JSAV, our consolidated subsidiary, of a privately-held company that conducts the business of BAV Services. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On July 18, 2019, we issued 135,366 shares of common stock as partial consideration in connection with RED Hospitality & Leisure Key West, LLC’s, a subsidiary of the Company (“Red Hospitality”), acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.

Item 6. Selected Financial Data
You should read the following selected financial information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes, which are included in “Item 8. Financial Statements and Supplementary Data.”
The following table presents selected financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017	2016	2015

Statements of Operations Data:
Total revenues	$291,250	$195,520	$81,573	$67,607	$58,981
Total expenses	$302,480	$196,359	$92,095	$70,064	$60,332
Net income (loss)	$(15,374)	$7,820	$(20,194)	$(12,403)	$(12,044)
Net income (loss) attributable to the Company	$(13,855)	$10,182	$(18,352)	$(2,396)	$(1,190)
Net income (loss) attributable to Common Stockholders	$(30,218)	$4,986	$(18,352)	$(2,396)	$(1,190)
Diluted income (loss) per common share	$(13.55)	$(2.11)	$(9.59)	$(2.56)	$(4.45)
Weighted average diluted common shares	2,568	2,332	2,067	2,209	2,203
Balance Sheet Data:
Cash and cash equivalents	$35,349	$51,529	$36,480	$84,091	$50,272
Total assets	$782,500	$379,005	$114,810	$129,797	$166,991
Total liabilities	$262,285	$108,726	$78,742	$38,168	$30,115
Total equity (deficit)	$42,024	$65,901	$30,957	$90,149	$136,636
Total liabilities and equity/deficit	$782,500	$379,005	$114,810	$129,797	$166,991
Other Data:
Cash flows provided by (used in):
Operating activities	$24,699	$21,519	$19,415	$84,858	$24,801
Investing activities	$(28,831)	$(28,099)	$(23,158)	$(4,865)	$(7,637)
Financing activities	$(2,067)	$20,514	$(44,534)	$(42,106)	$5,858

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
Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of March 10, 2020, Mr. Monty J. Bennett, our chief executive officer and chairman and the chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, beneficially owned approximately 353,457 shares of our common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and beneficially owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 70.1%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) project management services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services and their respective subsidiaries.
We seek to grow through the implementation of two primary strategies: (i) increasing our assets under management; and (ii) pursuing third-party business to grow our other products and services businesses.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar from an ownership perspective, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have RevPAR generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
As required for disclosure under the Fifth Amended and Restated Advisory Agreement (the “Fifth Amended and Restated Braemar Advisory Agreement”), for the trailing twelve months ended December 31, 2019, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the Fifth Amended and Restated Braemar Advisory Agreement was $11.1 million.
Recent Developments
COVID-19 Impact
Our clients, Ashford Trust and Braemar, have each publicly disclosed that the negative impact on room demand within their respective portfolios stemming from the novel coronavirus (COVID-19) is significant. Our clients experienced an initial decline in hotel revenue that began in February in a limited number of markets. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly and they are seeing a much greater effect on occupancy and RevPAR throughout their respective hotel portfolios. Our clients have disclosed that they expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as they are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. Until such time as the virus is contained or eradicated, and business and personal travel return to more customary levels, our clients expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the novel coronavirus (COVID-19) for some period related to a slowdown in the U.S. economy, increased labor costs, increased operating costs, decreased air travel or other unknown factors which could materially reduce our clients’ operating cash flow.

These issues affecting our clients’ businesses, in turn, will likely adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance); and (ii) revenue generated by our JSAV, Premier and Remington businesses, which depend in part on occupancy levels and operating performance at our clients’ hotels. With respect to Premier in particular, which we purchased in 2018, we could be negatively impacted if our clients reduce capital expenditures in response to the negative business environment, which appears likely and could cause us to record a significant goodwill impairment with respect to Premier.
Other Developments
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC (“REA Holdings”), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
On January 15, 2019, the Company entered into the Braemar ERFP Agreement with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the Braemar ERFP Agreement, the Company agreed to provide $50 million (the “Aggregate ERFP Amount”) to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company will pay Braemar 10% of each acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Braemar rent-free. Braemar must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Braemar ERFP Agreement. The Braemar ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Braemar acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Braemar’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
On January 15, 2019, Braemar acquired The Ritz-Carlton Lake Tahoe for an allocated purchase price of $103.0 million which therefore required the Company to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar’s hotel properties that will subsequently be leased back to Braemar rent-free. As of December 31, 2019, the Company had fully funded its ERFP commitment under the Braemar ERFP Agreement related to The Ritz-Carlton Lake Tahoe.
On January 22, 2019, Ashford Trust acquired The Embassy Suites New York Manhattan Times Square for a purchase price of $195.0 million which therefore requires the Company to provide Ashford Trust with approximately $19.5 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of December 31, 2019, the Company’s remaining ERFP commitment under the Ashford Trust ERFP Agreement includes $11.4 million related to The Embassy Suites New York Manhattan Times Square.
On February 26, 2019, Ashford Trust acquired the Hilton Santa Cruz/Scotts Valley, in Santa Cruz, California, for a purchase price of $50.0 million which therefore required the Company to provide Ashford Trust with approximately $5.0 million in exchange for FF&E at Ashford Trust’s hotel properties that will subsequently be leased back to Ashford Trust rent-free. As of December 31, 2019, the Company had fully funded its ERFP commitment under the Ashford Trust ERFP Agreement related to the Hilton Santa Cruz/Scotts Valley.
On March 1, 2019, JSAV acquired a privately-held company, BAV Services (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%. Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a thirty-day volume weighted average price per share (the “30-Day VWAP”) of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our consolidated statements of operations. See notes 5 and 9 to our consolidated financial statements for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
On May 31, 2019, Ashford Inc. signed a Combination Agreement among the Bennetts, Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, the Company, James L. Cowen, Jeremy J. Welter (our co-President and COO), Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (as subsequently amended on July 17, 2019 and further amended on August 28, 2019, the “Combination Agreement”) to acquire the hotel management business of Remington Lodging, a privately-held company. The transaction closed on November 6, 2019, after the transaction was approved by our stockholders on October 24, 2019.
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. owns an approximately 84% interest in the common equity of RED. The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar. See note 5 to our consolidated financial statements.
On July 22, 2019, each of Ashford Trust and Braemar filed an amendment to their Schedule 13Ds with the SEC. As disclosed in such filings, each party’s obligation to consummate the transactions contemplated by the Combination Agreement was subject to certain conditions, including, among other things: (i) the receipt of a private letter ruling from the Internal Revenue Service that Ashford Hospitality Services LLC, a subsidiary of Ashford Inc., will not fail to qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Code with respect to specified clients solely as a result of (a) Ashford Hospitality Services LLC being a brother-sister affiliate of Ashford Hospitality Advisors LLC, or (b) the taxable REIT subsidiaries (within the meaning of Code Section 856(l)) of such clients receiving specified incentives from Ashford Hospitality Advisors LLC and (ii) the completion of the divestiture by Ashford Trust and Braemar of their securities of the Company in a manner that complied with the private letter ruling.
As disclosed in the amendment to their Schedule 13Ds, each of Ashford Trust and Braemar, acting at the direction of a committee of independent directors of Ashford Trust and Braemar, respectively, who were independent within the meaning of applicable rules of the NYSE and do not have a material financial interest within the meaning of Section 2-419 of the Maryland General Corporation Law in the transactions contemplated by the Combination Agreement, intended, as of July 19, 2019, to vote or cause to be voted all of the shares beneficially owned by it in favor of each proposal presented to the stockholders at the special meeting of stockholders to consider and vote upon on the transactions contemplated by the Combination Agreement; and, as of July 19, 2019, intended to divest (or cause the divestiture) of all of the securities of Ashford Inc. beneficially owned by each of Ashford Trust and Braemar as required by the closing conditions set forth in the Combination Agreement.
On September 25, 2019, the Company announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow the Company’s existing and future platforms. Ashford Securities will be a dedicated capital raising platform to fund investment opportunities sponsored and asset-managed by the Company.
In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement with Ashford Inc. in which Ashford Trust and Braemar agreed to contribute a combined contribution amount of up to $15.0 million to fund the operations of Ashford Securities. As of December 31, 2019, Ashford Trust and Braemar have funded approximately $2.5 million and $801,000, respectively. Of the total $3.3 million funded by the REITs during 2019, $1.2 million is recognized as cost reimbursement revenue in our consolidated statements of operations and the remaining $2.1 million is deferred income in our consolidated balance sheets as of December 31, 2019.
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
On October 23, 2019, each of Ashford Trust and Braemar filed an amendment to their Schedule 13Ds with the SEC to announce the pro-rata taxable dividend of the Company’s common stock to its stockholders and unitholders of record. Each stockholder and unitholder of Ashford Trust and Braemar received a distribution of the Company’s common stock for every unit and/or share of Ashford Trust or Braemar common stock, respectively, held by such stockholders and unitholders on October 29, 2019 (the “Record Date”). As described further below, this distribution was completed on November 5, 2019.

On October 24, 2019, the Company announced the final results of the Special Meeting of Stockholders held on October 24, 2019, during which Ashford stockholders overwhelmingly approved the proposal in connection with the Remington Lodging hotel management business transaction. Holders of approximately 92% of Ashford shares present and voting at the meeting voted in favor of the proposal, including a majority of shares, excluding shares owned by Ashford Trust, Braemar, the Bennetts and management, present and voting at the meeting voted in favor of the proposal. The Company also announced that it had received the final, official private letter ruling from the Internal Revenue Service related to the transaction.
On November 5, 2019, Ashford Trust distributed its remaining 205,086 shares of Ashford Inc. common stock through a pro-rata taxable dividend to Ashford Trust’s common stockholders and unitholders of record (the “Ashford Trust Record Holders”) as of the close of business of the NYSE on October 29, 2019 (the “Record Date”). Each Ashford Trust Record Holder received approximately 0.0017 share of the Company’s common stock for every unit and/or share of Ashford Trust common stock held by such Ashford Trust Record Holder on the Record Date. After the distribution, Ashford Trust holds no ownership interest in the Company.
On November 5, 2019, Braemar distributed its remaining 174,983 shares of Ashford Inc.’s common stock through a pro-rata taxable dividend to Braemar’s common stockholders and unitholders of record (the “Braemar Record Holders”) as of the close of business of the NYSE on the Record Date. Each Braemar Record Holder received approximately 0.0047 share of the Company’s common stock for every unit and/or share of Braemar common stock held by such Braemar Record Holder on the Record Date. After the distribution, Braemar holds no ownership interest in the Company.
On November 6, 2019, we completed the acquisition of Remington Lodging’s hotel management business and Marietta for $275 million, payable by the issuance of $275 million of a new Ashford Inc. Series D Convertible Preferred Stock. In the previous transaction for Remington Lodging’s project management business, the sellers received $203 million of Maryland Ashford’s Series B Convertible Preferred Stock. For this transaction involving Remington Lodging’s hotel management business, that $203 million of Maryland Ashford’s Series B Convertible Preferred Stock was exchanged, pursuant to a merger transaction whereby Maryland Ashford became our wholly-owned subsidiary, for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, is outstanding). The new Series D Convertible Preferred Stock is convertible into shares of common stock at a price of $117.50 per share. Preferred dividends on the Series D Convertible Preferred Stock accrue at an annual rate of 6.59% in the first year, 6.99% in the second year, and 7.28% in the third year and each year thereafter. The Series D Convertible Preferred Stock also participates in any dividend or distribution paid on our common stock on an as-converted basis. Voting rights of the Series D Convertible Preferred Stock are on an as-converted basis, and the holders of the Series D Convertible Preferred Stock have a voting limit of 40% of the total voting power of the Company until August 8, 2023. The holders of the Series D Convertible Preferred Stock have certain put rights upon certain events constituting a change of control of the Company. Remington Lodging was previously owned by Mr. Monty J. Bennett, the Company’s chairman and chief executive officer, and his father, Mr.Archie Bennett, Jr., the chairman emeritus of Ashford Trust. The Company’s Board of Directors formed a special committee of independent and disinterested directors to analyze, negotiate, and recommend the transaction to the Company’s Independent Directors. The Company’s Independent Directors unanimously recommended approval of the acquisition by the Company’s stockholders. The results of operations of the hotel management business are expected to be included in our consolidated financial statements from the date of acquisition. We are in the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations. As a result of the acquisition, hotel management services that were previously provided by Remington Lodging will now be provided by a subsidiary of the Company under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
Also on November 6, 2019, in connection with the acquisition of Remington Lodging’s hotel management business, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) (“Maryland Ashford”) was converted into one share of common stock, par value $0.001 per share, of the Company having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Maryland Ashford. As a result of the foregoing, we became the successor issuer of Maryland Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol “AINC.”
Also on November 6, 2019, the Company entered into the Second Consent, Assumption and Modification Agreement (the “Modification Agreement”) to the senior revolving credit facility. The Modification Agreement is effective as of November 6, 2019. The Modification Agreement defines a fixed charge coverage ratio the Company must maintain and adjusts the previously required leverage ratios. The Modification Agreement additionally requires the Company to maintain the fixed charge coverage ratio in order to declare dividend payments on the Company’s common stock.

Our clients, Ashford Trust and Braemar, have each publicly disclosed that the negative impact on room demand within their respective portfolios stemming from the novel coronavirus (COVID-19) is significant. These issues affecting our clients’ businesses, in turn, will likely adversely affect our business. A more detailed discussion of the novel coronavirus (COVID-19) is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7.

RESULTS OF OPERATIONS
In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of prior year revenue and operating expense line item amounts have been reclassified to conform to the 2019 presentation. These reclassifications have no effect on total revenue, total operating expense or net income previously reported.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
REVENUE
Advisory services	$44,184	$47,913	$(3,729)	(7.8)%
Hotel management	4,526	—	4,526
Project management fees	25,584	8,802	16,782	190.7%
Audio visual	110,609	81,186	29,423	36.2%
Other	21,179	13,068	8,111	62.1%
Cost reimbursement revenue	85,168	44,551	40,617	91.2%
Total revenues	291,250	195,520	95,730	49.0%
EXPENSES
Salaries and benefits	59,659	45,310	(14,349)	(31.7)%
Cost of revenues for project management	5,853	1,508	(4,345)	(190.6)%
Cost of revenues for audio visual	82,237	64,555	(17,682)	(27.4)%
Depreciation and amortization	24,542	7,919	(16,623)	(209.9)%
General and administrative	33,484	27,551	(5,933)	(21.5)%
Impairment	—	1,919	1,919	100.0%
Other	12,062	3,250	(8,812)	(271.1)%
Reimbursed expenses	84,643	44,347	(40,296)	(90.9)%
Total expenses	302,480	196,359	(106,121)	(54.0)%
OPERATING INCOME (LOSS)	(11,230)	(839)	(10,391)	(1,238.5)%
Equity in earnings (loss) of unconsolidated entities	(286)	—	(286)
Interest expense	(2,059)	(959)	(1,100)	(114.7)%
Amortization of loan costs	(308)	(241)	(67)	(27.8)%
Interest income	46	329	(283)	(86.0)%
Other income (expense)	3	(834)	837	100.4%
INCOME (LOSS) BEFORE INCOME TAXES	(13,834)	(2,544)	(11,290)	(443.8)%
Income tax (expense) benefit	(1,540)	10,364	(11,904)	(114.9)%
NET INCOME (LOSS)	(15,374)	7,820	(23,194)	(296.6)%
(Income) loss from consolidated entities attributable to noncontrolling interests	536	924	(388)	(42.0)%
Net (income) loss attributable to redeemable noncontrolling interests	983	1,438	(455)	(31.6)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(13,855)	10,182	(24,037)	(236.1)%
Preferred dividends	(14,435)	(4,466)	(9,969)	(223.2)%
Amortization of preferred stock discount	(1,928)	(730)	(1,198)	(164.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,218)	$4,986	$(35,204)	(706.1)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $35.2 million, or 706.1%, to $30.2 million of net loss for the year ended December 31, 2019 (“2019”) compared to the $5.0 million of net income for the year ended December 31, 2018 (“2018”) as a result of the factors discussed below.

Total Revenues. Total revenue increased $95.7 million, or 49.0%, to $291.3 million for 2019 compared to 2018 due to the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$42,985	$44,905	$(1,920)	(4.3)%
Incentive advisory fee (2)	678	2,487	(1,809)	(72.7)%
Other advisory revenue (3)	521	521	—	—%
Total advisory services revenue	44,184	47,913	(3,729)	(7.8)%

Hotel management:
Base management fees	4,054	—	4,054
Incentive management fees	472	—	472
Total hotel management revenue (4)	4,526	—	4,526

Project management revenue (5)	25,584	8,802	16,782	190.7%

Audio visual revenue (6)	110,609	81,186	29,423	36.2%

Other revenue:
Debt placement fees (7)	1,998	6,093	(4,095)	(67.2)%
Claims management services (8)	210	213	(3)	(1.4)%
Lease revenue (9)	4,118	1,005	3,113	309.8%
Other services (10)	14,853	5,757	9,096	158.0%
Total other revenue	21,179	13,068	8,111	62.1%

Cost reimbursement revenue (11)	85,168	44,551	40,617	91.2%

Total revenues	$291,250	$195,520	$95,730	49.0%

REVENUE BY SEGMENT (12)
REIT advisory	$84,701	$91,850	$(7,149)	(7.8)%
Remington	47,287	—	47,287
Premier	30,580	10,634	19,946	187.6%
JSAV	110,609	81,186	29,423	36.2%
OpenKey	987	999	(12)	(1.2)%
Corporate and other	17,086	10,851	6,235	57.5%
Total revenue	$291,250	$195,520	$95,730	49.0%
________

(1)	The decrease in base advisory fee is due to lower revenue of $3.0 million from Ashford Trust and higher revenue of $1.1 million from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $1.8 million from Ashford Trust. The $678,000 of incentive advisory fee recognized in 2019 includes the second year installment of the Braemar 2018 incentive advisory fee for which payment is due January 2020. The incentive advisory fee for 2018 includes the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.8 million, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2017 and 2016 measurement periods.

(3)
Other advisory revenue remained steady. Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheets and is being recognized over the initial ten-year term of the agreement.

(4)	The increase in hotel management revenue is due to our acquisition of Remington in November of 2019.

(5)	The increase in project management revenue is due to the growth of Premier and the timing of our acquisition of Premier in August 2018.

(6)	The $29.4 million increase in audio visual revenue is due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.

(7)
The decrease in debt placement fee revenue is due to an unusually high volume of debt financings during the second quarter of 2018, primarily from Ashford Trust. We recorded lower revenue of $3.8 million from Ashford Trust and lower revenue of $295,000 from Braemar in 2019. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital, our wholly-owned subsidiary.

(8)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is primarily due to increased revenue from RED of $8.0 million due to the growth of the entity that conducts RED’s legacy U.S. Virgin Islands operations and RED’s acquisition of Sebago in July of 2019. $1.3 million of the increase in other services revenue is from our acquisition of Marietta in November of 2019. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.

(11)
The increase in cost reimbursement revenue is primarily due to $42.8 million of cost reimbursement revenue recognized in 2019 for hotel management services from our Remington subsidiary acquired in November of 2019.

(12)	See note 19 to our consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $14.3 million, or 31.7%, to $59.7 million for 2019 compared to 2018. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	$ Change
Cash salaries and benefits:
Salary expense	$35,170	$24,696	$10,474
Bonus expense	14,314	13,724	590
Benefits related expenses	7,499	5,754	1,745
Total cash salaries and benefits (1)	56,983	44,174	12,809
Non-cash equity-based compensation:
Stock option grants (2)	8,313	9,580	(1,267)
Employee equity grant expense	95	—	95
Total non-cash equity-based compensation	8,408	9,580	(1,172)
Non-cash (gain) loss in deferred compensation plan (3)	(5,732)	(8,444)	2,712
Total salaries and benefits	$59,659	$45,310	$14,349
________

(1)
The change in cash salaries and benefits expense is primarily due to our acquisition of Remington Lodging in November of 2019, JSAV’s acquisition of BAV in March of 2019 and the timing of our acquisition of Premier in August of 2018. Cash salaries and benefits included increases in 2019 of $2.3 million, $2.9 million and $7.4 million from Remington, Premier, and JSAV, respectively.

(2)
The decrease is primarily due to $2.5 million of expense recorded in 2018 related to the accelerated vesting of stock option awards upon the death of one of our executive officers, in accordance with the terms of the awards. See notes 2, 15 and 17 to our consolidated financial statements.

(3)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in 2019 and in 2018 are primarily attributable to decreases in the fair value of the DCP obligation. See note 16 to our consolidated financial statements.

Cost of Revenues for Project Management. Cost of revenues for project management increased $4.3 million, or 190.6% to $5.9 million during 2019 compared to $1.5 million for 2018, primarily due to the growth of Premier and the timing of our acquisition of Premier in August 2018.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $17.7 million, or 27.4%, to $82.2 million during 2019 compared to $64.6 million for 2018, primarily due to the growth of JSAV and JSAV’s acquisition of BAV in March 2019.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $16.6 million, or 209.9%, to $24.5 million for 2019 compared to 2018, primarily as a result of an increase of $8.1 million in amortization related to the acquisition of Premier’s definite-lived intangible assets in August of 2018 and $6.0 million of depreciation related to ERFP assets. See note 5 to our consolidated financial statements. Depreciation and amortization expense for 2019 and 2018 excludes depreciation expense related to audio visual equipment of $4.7 million and $3.8 million, respectively, which is included in “cost of revenues for audio visual”, $1.5 million and $1.4 million of depreciation expense of capitalized software included in “reimbursed expenses” and excludes depreciation expense for 2019 and 2018 related to marine vessels in the amount of $441,000 and $172,000, respectively, which is included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $5.9 million, or 21.5%, to $33.5 million for 2019 compared to 2018. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	$ Change
Professional fees (1)	$16,090	$15,125	$965
Office expense (2)	7,692	5,312	2,380
Public company costs	591	627	(36)
Director costs	1,458	1,411	47
Travel and other expense (3)	7,317	4,816	2,501
Non-capitalizable - software costs	336	260	76
Total general and administrative	$33,484	$27,551	$5,933
________

(1)
The increase in expense is primarily due to increases in legal fees and transaction costs related to the acquisition of Remington Lodging in November of 2019 offset by decreases in similar expenses related to the acquisition of Premier in August of 2018 and our increased investment in RED.

(2)	The increase in expense is primarily due to increased rent expense from our acquisitions of Remington and Premier.

(3)	The increase in expense is primarily due to our acquisitions of Remington and Premier and increased investments in JSAV and RED.
Impairment. Impairment expense was $0 during 2019 compared to $1.9 million for 2018. Impairment expense in 2018 was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. An impairment charge of $1.9 million was recorded for the year ended December 31, 2018, partially offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. See notes 2 and 17 to our consolidated financial statements.
Other. Other operating expense was $12.1 million and $3.3 million for 2019 and 2018, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED, Pure Wellness and Marietta as well as $5.6 million in expense from the changes in the fair value of contingent consideration related to JSAV’s acquisition of BAV in March 2019 and RED’s acquisition of Sebago in July 2019. See notes 5 and 9 to our consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses increased $40.3 million, or 90.9%, to $84.6 million during 2019 compared to $44.3 million for 2018 primarily due to hotel management expenses incurred by our Remington subsidiary acquired in November of 2019.
Reimbursed expenses recorded may vary from cost reimbursement revenue recognized in the period due to timing differences between the costs we incur for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar. Over the long term, these timing differences are not designed to impact our economics, either positively or negatively. The timing differences consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	$ Change
Cost reimbursement revenue	$85,168	$44,551	$40,617
Reimbursed expenses	84,643	44,347	40,296
Net total	$525	$204	$321
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities changed $286,000 for 2019 due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our consolidated financial statements.
Interest Expense. Interest expense was $2.1 million and $959,000 for 2019 and 2018, respectively, related to the notes payable, lines of credit and capital leases held by the Company and our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $308,000 and $241,000 for 2019 and 2018, respectively, related to the notes payable and lines of credit held by the Company and our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.

Interest Income. Interest income was $46,000 and $329,000 for 2019 and 2018, respectively.
Other Income (Expense). Other income was $3,000 and other expense was $834,000 in 2019 and 2018, respectively.
Income Tax (Expense) Benefit. Income tax expense increased by $11.9 million, from $10.4 million benefit in 2018 to $1.5 million expense in 2019. Current tax expense increased by $1.6 million, from $1.9 million in 2018 to $3.5 million in 2019, due to higher taxable income which was primarily the result of non-deductible GAAP amortization expense. Deferred tax benefit decreased by $10.3 million from $12.2 million in benefit in 2018 to $1.9 million in benefit in 2019. The difference in deferred tax benefit between the two years is primarily related to the valuation allowance reversal that occurred in the third quarter of 2018.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $536,000 in 2019 and a loss of $924,000 in 2018. See notes 2, 13, and 17 to our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $1.0 million in 2019 and a loss of $1.4 million in 2018. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. For a summary of ownership interests, carrying values and allocations, see notes 2, 14, and 17 to our consolidated financial statements.
Preferred Dividends. Preferred dividends increased $10.0 million to $14.4 million during 2019 compared to $4.5 million for 2018, primarily due to the timing of the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018 and the issuance of the Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $1.2 million to $1.9 million during 2019 compared to $730,000 from 2018, primarily due to the timing of the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018 and the issuance of the Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
REVENUE
Advisory services	$47,913	$46,883	$1,030	2.2%
Project management fees	8,802	—	8,802
Audio visual	81,186	9,186	72,000	783.8%
Other	13,068	4,429	8,639	195.1%
Cost reimbursement revenue	44,551	21,075	23,476	111.4%
Total revenues	195,520	81,573	113,947	139.7%
EXPENSES
Salaries and benefits	45,310	49,335	4,025	8.2%
Cost of revenues for project management	1,508	—	(1,508)
Cost of revenues for audio visual	64,555	7,757	(56,798)	(732.2)%
Depreciation and amortization	7,919	1,958	(5,961)	(304.4)%
General and administrative	27,551	8,886	(18,665)	(210.0)%
Impairment	1,919	1,072	(847)	(79.0)%
Other	3,250	2,153	(1,097)	(51.0)%
Reimbursed expenses	44,347	20,934	(23,413)	(111.8)%
Total expenses	196,359	92,095	(104,264)	(113.2)%
OPERATING INCOME (LOSS)	(839)	(10,522)	9,683	92.0%
Interest expense	(959)	(83)	(876)	(1,055.4)%
Amortization of loan costs	(241)	(39)	(202)	(517.9)%
Interest income	329	244	85	34.8%
Dividend income	—	93	(93)	(100.0)%
Unrealized gain (loss) on investments	—	203	(203)	(100.0)%
Realized gain (loss) on investments	—	(294)	294	100.0%
Other income (expense)	(834)	(73)	(761)	(1,042.5)%
INCOME (LOSS) BEFORE INCOME TAXES	(2,544)	(10,471)	7,927	75.7%
Income tax (expense) benefit	10,364	(9,723)	20,087	206.6%
NET INCOME (LOSS)	7,820	(20,194)	28,014	138.7%
(Income) loss from consolidated entities attributable to noncontrolling interests	924	358	566	158.1%
Net (income) loss attributable to redeemable noncontrolling interests	1,438	1,484	(46)	(3.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	10,182	(18,352)	28,534	155.5%
Preferred dividends	(4,466)	—	(4,466)
Amortization of preferred stock discount	(730)	—	(730)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,986	$(18,352)	$23,338	127.2%
Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders changed $23.3 million, or 127.2%, to $5.0 million for 2018 compared to the year ended December 31, 2017 (“2017”) as a result of the factors discussed below.

Total Revenues. Total revenue increased $113.9 million, or 139.7% to $195.5 million in 2018. The changes in total revenue consisted of the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$44,905	$43,523	$1,382	3.2%
Incentive advisory fee (2)	2,487	3,083	(596)	(19.3)%
Other advisory revenue (3)	521	277	244	88.1%
Total advisory services revenue	47,913	46,883	1,030	2.2%

Project management revenue (4)	8,802	—	8,802

Audio visual revenue (5)	81,186	9,186	72,000	783.8%

Other revenue:
Debt placement fees (6)	6,093	1,137	4,956	435.9%
Claims management services (7)	213	—	213
Lease revenue (8)	1,005	893	112	12.5%
Other services (9)	5,757	2,399	3,358	140.0%
Total other revenue	13,068	4,429	8,639	195.1%

Cost reimbursement revenue (10)	44,551	21,075	23,476	111.4%

Total revenues	$195,520	$81,573	$113,947	139.7%

REVENUE (11)
REIT advisory	$91,850	$68,851	$22,999	33.4%
Premier	10,634	—	10,634
JSAV	81,186	9,186	72,000	783.8%
OpenKey	999	327	672	205.5%
Corporate and other	10,851	3,209	7,642	238.1%
Total revenue	$195,520	$81,573	$113,947	139.7%
________

(1)	The increase in base advisory fee is due to higher revenue of $758,000 from Ashford Trust and higher revenue of $624,000 from Braemar.

(2)
The decrease in incentive advisory fee is due to lower revenue of $596,000 from Braemar. The incentive advisory fee for 2018 includes the first year installment of the Braemar 2018 incentive advisory fee in the amount of $678,000 and the third year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.8 million for which was paid in January 2019. The incentive advisory fee for 2017 includes the second year installment of the Ashford Trust 2016 incentive advisory fee in the amount of $1.8 million, which was paid in January 2018, as well as the third year installment of the Braemar 2015 incentive advisory fee in the amount of $1.3 million, which was also paid in January 2018. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2018, 2017 and 2015 measurement periods. Braemar's annual total stockholder return did not meet the relevant incentive fee thresholds during the 2017 and 2016 measurement periods.

(3)
The increase in other advisory revenue is due to higher revenue of $244,000 from Braemar as a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheets and is being recognized over the initial ten-year term of the agreement.

(4)	The $8.8 million increase in project management revenue is due to our acquisition of Premier in August 2018.

(5)	The $72.0 million increase in audio visual revenue is due to our acquisition of JSAV in November 2017.

(6)
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

(8)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(9)
The increase in other services revenue is primarily due to $1.4 million of revenue from our purchase of the assets related to RED operations in the U.S. Virgin Islands in 2018, increased revenue of $1.3 million from Pure Wellness and increased revenue of $672,000 from OpenKey. Other services revenue relates to other hotel products and services provided by our consolidated subsidiaries, OpenKey, Pure Wellness and RED, to Ashford Trust, Braemar and third parties.

(10)
The increase in cost reimbursement revenue is primarily due to an increase in non-cash equity-based compensation revenue of $14.2 million from Ashford Trust and $8.2 million from Braemar. Non-cash equity-based compensation revenue is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc. for which we recorded an offsetting expense in an equal amount included in “reimbursed expenses.” During 2018, $6.7 million of non-cash equity-based compensation revenue, including $4.5 million and $2.2 million from Ashford Trust and Braemar, respectively, related to accelerated vesting, in accordance with the terms of the awards, as a result of the death of an executive in March 2018.

(11)	See note 19 to our consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense decreased $4.0 million, or 8.2%, to $45.3 million in 2018 compared to 2017. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	$ Change
Cash salaries and benefits:
Salary expense	$24,696	$18,664	$6,032
Bonus expense	13,724	9,058	4,666
Benefits related expenses	5,754	2,984	2,770
Total cash salaries and benefits (1)	44,174	30,706	13,468
Non-cash equity-based compensation:
Stock option grants (2)	9,580	7,535	2,045
Pre spin-off Ashford Trust equity grants (3)	—	684	(684)
Total non-cash equity-based compensation	9,580	8,219	1,361
Non-cash (gain) loss in deferred compensation plan (4)	(8,444)	10,410	(18,854)
Total salaries and benefits	$45,310	$49,335	$(4,025)
_______

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered. Cash salaries and benefits recorded in 2018 included $1.3 million of severance costs and $716,000 of additional bonus expense recorded upon receiving approval from the board of directors in the first quarter of 2018. The acquisition of JSAV in November 2017 contributed $5.8 million to the increase over 2017.

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

Cost of Revenues for Project Management. Cost of revenues for project management was $1.5 million during 2018 compared to $0 for 2017, due to costs associated with project management revenues from the acquisition of Premier which occurred in August 2018.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual was $64.6 million during 2018 compared to $7.8 million for 2017, due to new costs associated with new audio visual revenues from the acquisition of JSAV which occurred in November 2017.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $6.0 million, or 304.4%, to $7.9 million for 2018 compared to 2017, primarily as a result of the amortization of the Premier and JSAV definite-lived intangible assets and the November 2017 JSAV acquisition. See note 4 to our consolidated financial statements. Depreciation and amortization expense for the years ended December 31, 2018 and 2017, excludes depreciation expense related to audio visual rental pool equipment of $3.8 million and $411,000, respectively, which is included in cost of revenues for audio visual, $1.4 million and $569,000 of depreciation expense of capitalized software included in “reimbursed expenses” and also excludes depreciation expense related to marine vessels of $172,000 for the year ended December 31, 2018, which is included in “other” operating expense.
General and Administrative Expense. General and administrative expenses increased $18.7 million, or 210.0%, to $27.6 million in 2018 compared to 2017. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	$ Change
Professional fees (1)	$15,125	$5,220	$9,905
Office expense (2)	5,312	523	4,789
Public company costs	627	456	171
Director costs	1,411	970	441
Travel and other expense (2)	4,816	1,671	3,145
Non-capitalizable costs - software implementation	260	46	214
Total general and administrative	$27,551	$8,886	$18,665
_______

(1)
The increase in expense is primarily due to increases in legal fees and transaction costs related to the acquisition of Premier, development and execution of our ERFP program and our investments in JSAV and RED.

(2)	The increase in expense is primarily due to our investments in Premier, JSAV and RED.
Impairment. Impairment of capitalized software implementation costs was $1.9 million during 2018 compared to $1.1 million for 2017. See notes 2 and 17 to our consolidated financial statements.
Other. Other operating expense was $3.3 million and $2.2 million for 2018 and 2017, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, Pure Wellness and RED as well as expense from the increase in fair value of contingent consideration related to the JSAV acquisition. See note 9 to our consolidated financial statements.

Reimbursed Expenses. Reimbursed expenses increased $23.5 million, or 111.4%, to $44.3 million during 2018 compared to $20.9 million for 2017 primarily due to increased expenses for non-cash equity-based compensation associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to officers and employees of Ashford Inc.
Reimbursed expenses recorded may vary from cost reimbursement revenue recognized in the period due to timing differences between the costs we incur for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar. Over the long term, these timing differences are not designed to impact our economics, either positively or negatively. The timing differences consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	$ Change
Cost reimbursement revenue	$44,551	$21,075	$23,476
Reimbursed expenses	44,347	20,934	23,413
Net total	$204	$141	$63
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
Preferred Dividends. Preferred dividends of $4.5 million recorded in 2018 are due to the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount of $730,000 recorded in 2018 is due to the issuance of the Series B Convertible Preferred Stock in the acquisition of Premier in August 2018.

LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses primarily attributable to paying our employees as well as funding our ERFP commitments and other capital expenditures and dividends on preferred stock. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facilities or other loans, which we believe will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months.
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
ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of the REITs, respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
The changes in our ERFP commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through December 31, 2019, are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
ERFP commitment—Hilton Alexandria Old Town	11,100	—	11,100
ERFP commitment—La Posada de Santa Fe	5,000	—	5,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	(5,000)	—	(5,000)
ERFP Commitments remaining at December 31, 2018	$—	$—	$—
ERFP commitment—Hilton Santa Cruz/Scotts Valley	5,000	—	5,000
ERFP commitment—The Embassy Suites New York Manhattan Times Square	19,500	—	19,500
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP payment—The Embassy Suites New York Manhattan Times Square	(8,089)	—	(8,089)
ERFP commitment—Ritz-Carlton, Lake Tahoe	—	10,300	10,300
ERFP payment—Ritz-Carlton, Lake Tahoe	—	(10,300)	(10,300)
ERFP Commitments remaining at December 31, 2019 (1)	$11,411	$—	$11,411
_______
(1)    See note 11 to our consolidated financial statements.

Other liquidity considerations—On December 5, 2017, the Board of Directors of Ashford Inc. approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2019 or 2018.
On October 2, 2019, as approved by the Board, the Company acquired an aggregate 412,974 shares of its common stock from Ashford Trust and Braemar for $30 per share, resulting in a total cost of approximately $12.4 million. Subsequent to the stock repurchase, the 412,974 acquired shares were retired by the Company.
The Company has a $35.0 million senior revolving credit facility with Bank of America, N.A. that matures in March 2021. There is a one-year extension option subject to the satisfaction of certain conditions. The senior revolving credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions. On October 14, 2019, the Company drew $10.0 million on our senior revolving credit facility with Bank of America, N.A. As of December 31, 2019, $25.0 million was available under the senior revolving credit facility.
Our acquisition of Remington Lodging in November 2019 included the leasehold interest of a single hotel and convention center property in Marietta, Georgia, from the City of Marietta. The lease is considered to be a finance lease and resulted in an increase to finance lease liabilities of approximately $40.1 million. The lease matures in December 2054.
On January 28, 2020, the Company made a cash payment of $1.0 million to the sellers of Sebago to settle our contingent consideration liability at the six month anniversary of the date of acquisition. For further discussion see note 5 to our consolidated financial statements.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate subsidiary notes payable, net was $26.8 million and $17.3 million as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, our subsidiaries were in compliance with all financial debt covenants. For further discussion see note 7 to our consolidated financial statements.
Sources and Uses of Cash
As of December 31, 2019 and 2018, we had $35.3 million and $51.5 million of cash and cash equivalents, respectively, and $17.9 million and $7.9 million of restricted cash, respectively.
Net Cash Flows Provided by Operating Activities. Operating activities provided net cash flows of $24.7 million and $21.5 million for the year ended December 31, 2019 and 2018, respectively. The increase in cash flows provided by operating activities was primarily due to an increase in earnings compared to 2018 from our Premier and JSAV subsidiaries and our Remington subsidiary acquired in November 2019 and the timing of payments to vendors, partially offset by the timing of settlements with Ashford Trust, Braemar and other third parties. The higher cash flows provided by operating activities for the year ended December 31, 2018 was primarily due to an increase in earnings as well as the timing of settlements with related parties and payments to vendors, partially offset by $10.4 million of transaction costs related to the acquisition of Premier, $1.4 million of contingent consideration related to the acquisition of JSAV and the timing of operating subsidiaries’ receipt of revenues. In connection with our Fourth Amended and Restated Braemar Advisory Agreement, we received a $5.0 million cash payment in June 2017 from Braemar which positively impacted operating cash flows in the year ended December 31, 2017.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2019, net cash flows used in investing activities were $28.8 million due to the acquisition of BAV Services for $4.3 million ($5.0 million cash consideration less working capital adjustments of approximately $700,000), the acquisition of Sebago for $2.4 million ($2.5 million cash consideration less working capital adjustments of approximately $100,000) and the $2.2 million investment in REA Holdings. Capital expenditures include $13.1 million and $10.3 million related to our ERFP agreements with Ashford Trust and Braemar, respectively, $6.7 million of audio visual equipment and property and equipment, $1.9 million for RED’s legacy U.S. Virgin Islands marine vessels, and $314,000 for investments in unconsolidated entities. Net cash flows used in investing activities were offset by cash inflows of $12.1 million of cash acquired in the acquisition of Remington Lodging and $231,000 for proceeds from disposals of audio visual equipment.
For the year ended December 31, 2018, net cash used in investing activities was $28.1 million primarily due to $16.1 million of capital expenditures related to our ERFP agreement with Ashford Trust, $8.9 million of capital expenditures for audio visual equipment and computer software, and $5.5 million of capital expenditures for RED marine vessels, partially offset by $2.3 million of cash acquired in the acquisition of Premier and net proceeds from the disposal of property and equipment of $140,000.
For the year ended December 31, 2017, net cash used in investing activities was $23.2 million, which was attributable to the acquisition of a controlling interest in JSAV for $19.0 million (net of cash acquired of approximately $200,000), purchases of computer software and property and equipment of $3.6 million, a $750,000 deposit for certain assets related to RED, partially offset by proceeds from the disposal of property and equipment of $15,000 and $129,000 of cash acquired in the acquisition of Pure Wellness.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2019, net cash flows used in financing activities were $2.1 million. These cash flows consisted of $12.4 million of repurchases of common stock from Ashford Trust and Braemar which were subsequently retired, $9.7 million of payments for dividends on our preferred stock, $2.5 million of payments on notes payable, $627,000 of payments on finance lease liabilities, $63,000 in distributions to non-controlling interests, and $76,000 of loan cost payments. These were offset by $11.1 million of proceeds from borrowings on notes payable, $10.8 million of net borrowings on our revolving credit facilities, $980,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $353,000 associated with tax withholdings for restricted stock vesting.
For the year ended December 31, 2018, net cash flows provided by financing activities were $20.5 million due to $18.9 million of net cash proceeds from the issuance of our common stock, $2.7 million of contributions from noncontrolling interests in a consolidated entity, $6.6 million of proceeds from borrowings on notes payable and $1.0 million of net borrowings on our revolving credit facilities. These were offset by $4.5 million of dividends paid on our preferred stock, $1.9 million of payments on notes payable, $1.2 million of contingent consideration related to the November 2017 acquisition of JSAV, $638,000 of loan cost payments, $314,000 in distributions to non-controlling interests, $123,000 of payments on finance lease liabilities, and net repayments in advances to employees of $82,000 associated with tax withholdings for restricted stock vesting.
For the year ended December 31, 2017, net cash flows used in financing activities were $44.5 million. These cash outflows consisted of $55.3 million of distributions to noncontrolling interests in consolidated entities primarily related to the AQUA Fund that is now dissolved, net advances to employees of $433,000 associated with tax withholdings for restricted stock vestings, $222,000 of payments on notes payable, $83,000 of payments on finance lease liabilities, $28,000 of loan cost payments, and $24,000 for the repurchase of common stock, partially offset by $10.0 million of proceeds from the term loan to finance the acquisition of JSAV, $983,000 of contributions from noncontrolling interests in a consolidated entity and net borrowings on the JSAV revolving credit facility of $583,000.

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
Long-term liability of our subsidiary compensation plan
We do not record the long-term liability portion of the Ashford Trust and Braemar shares granted to subsidiary employees participating in our subsidiary compensation plan on the balance sheet. The long-term liability was $687,000 as of December 31, 2019.
Contractual Obligations and Commitments
The table below summarizes future obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations:
Long-term debt obligations	$3,341	$29,572	$1,285	$2,612	$36,810
Estimated interest obligations (1)	1,709	1,890	378	482	4,459
Finance lease obligations	3,164	6,106	5,962	86,188	101,420
Operating lease obligations	4,795	9,041	8,080	20,441	42,357
Subsidiary compensation plan	415	—	—	—	415
Deferred compensation plan (2)	35	78	—	4,616	4,729
Total contractual obligations	$13,459	$46,687	$15,705	$114,339	$190,190
__________

(1)
For variable-rate indebtedness, interest obligations are estimated based on the LIBOR and Prime interest rates as of December 31, 2019. We have assumed that credit facility balances remain outstanding until maturity using the interest rates as of December 31, 2019.

(2)
Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s). See note 16 to our consolidated financial statements.

Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2019.
In addition to the amounts discussed above, as of December 31, 2019, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement and $0 of remaining purchase commitments related to our Braemar ERFP Agreement. See notes 11 and 17 to our consolidated financial statements.
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
Revenue Recognition—Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to June 26, 2018, the base fee was paid quarterly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than

$6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. For Braemar, prior to January 15, 2019, the base fee was paid monthly and was fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement on January 15, 2019, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in the advisory agreement, as amended, subject to certain minimums.
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
Hotel management revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenues for managing the hotel employees and daily operations of the hotels. Remington receives an incentive management fee equal to the lesser of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit.
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
Other revenue includes revenues provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital (“Lismore”), our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. We additionally are reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.
Under our project management agreements and hotel management agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust, Braemar and other hotel owners, with no added mark-up. Project management costs primarily consist of costs for accounting, overhead and project manager services. Hotal management costs primarily consist of the properties’ payroll, payroll taxes and benefits related expenses at managed properties where we are the employer of the employees at the properties as provided for in our contracts with the Ashford Trust, Braemar and other hotel owners.

We recognize revenue within the “cost reimbursement revenue” in our consolidated statements of operations when the amounts may be billed to Ashford Trust, Braemar and other hotel owners, and we recognize expenses within “reimbursed expenses” in our consolidated statements of operations as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
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
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal, state and foreign income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning November 1, 2017, in Mexico and the Dominican Republic. Tax years 2014 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Equity-Based Compensation—Our equity incentive plan provides for the grant of restricted or unrestricted shares of our common stock, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “reimbursed expenses,” equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “cost reimbursement revenue”.
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
Acquisitions—We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a VIE and we are the target’s primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in our consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.
If our investment involves the acquisition of an asset or group of assets that does not meet the definition of a business, the transaction is accounted for as an asset acquisition. An asset acquisition is recorded at cost, which includes capitalizing transaction costs, and does not result in the recognition of goodwill.
Impairment of Goodwill—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. We determine the fair value of a reporting unit based on either a market valuation approach or an analysis of discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. Based on the results of our annual impairment assessments, no impairment of goodwill was indicated. No indicators of impairment were identified from the date of our impairment assessments through December 31, 2019.
Recently Adopted Accounting Standards—In February 2016, the FASB issued ASU 2016.02. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.
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

Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $26.2 million as of January 1, 2019, which primarily relates to certain office space, warehouse facilities, vehicles and equipment. The standard did not materially impact our consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessor, except as it pertains to our rent-free leases of FF&E with Ashford Trust and Braemar. The new standard requires leases with related parties entered into on or after January 1, 2019 to be accounted for in accordance with the legally enforceable terms and conditions of the lease (i.e. zero rent payments). Therefore, we will no longer allocate a portion of base advisory fee revenue to lease revenue in an amount equal to the estimated fair value of the lease payments that would have been made because ERFP leases are rent-free. For historical leases related to our key money and ERFP programs that were in place upon adoption of the new standard on January 1, 2019, we will continue allocating a portion of base advisory fee revenue to lease revenue consistent with our historical accounting for the remainder of the applicable lease terms. See note 8 to our consolidated financial statements.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
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
Interest Rate Risk—At December 31, 2019, our total indebtedness of $36.8 million included $34.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2019, would be approximately $342,000 annually. Interest rate changes have no impact on the remaining $2.6 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2019, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in JSAV, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2019, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $13,000 for the twelve months ended December 31, 2019. Operations in the Dominican Republic are not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
14185 Dallas Parkway
Suite 1100
Dallas, Texas 75254
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 12, 2020

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$35,349	$51,529
Restricted cash	17,900	7,914
Restricted investment	1,195	—
Accounts receivable, net	7,241	4,928
Due from affiliates	357	45
Due from Ashford Trust	4,805	5,293
Due from Braemar	1,591	1,996
Inventories	1,642	1,202
Prepaid expenses and other	7,212	3,902
Total current assets	77,292	76,809
Investments in unconsolidated entities	3,476	500
Property and equipment, net	116,190	47,947
Operating lease right-of-use assets	31,699	—
Goodwill	205,606	59,683
Intangible assets, net	347,961	193,194
Other assets	276	872
Total assets	$782,500	$379,005
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$39,160	$24,880
Dividends payable	4,725	—
Due to affiliates	1,011	2,032
Deferred income	233	148
Deferred compensation plan	35	173
Notes payable, net	3,550	2,074
Finance lease liabilities	572	521
Operating lease liabilities	3,207	—
Other liabilities	19,066	8,418
Total current liabilities	71,559	38,246
Deferred income	13,047	13,396
Deferred tax liability, net	69,521	31,506
Deferred compensation plan	4,694	10,401
Notes payable, net	33,033	15,037
Finance lease liabilities	41,482	140
Operating lease liabilities	28,519	—
Other liabilities	430	—
Total liabilities	262,285	108,726
Commitments and contingencies (note 11)
MEZZANINE EQUITY
Series B Convertible Preferred Stock, $0.01 par value, no shares issued and outstanding as of December 31, 2019 and 8,120,000 shares issued and outstanding, net of discount, at December 31, 2018	—	200,847
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of December 31, 2019 and no shares issued and outstanding at December 31, 2018	474,060	—
Redeemable noncontrolling interests	4,131	3,531
EQUITY
Common stock, 100,000,000 shares authorized, $0.001 and $0.01 par value, 2,202,580 and 2,391,541 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	24
Additional paid-in capital	285,825	280,159
Accumulated deficit	(244,084)	(214,242)
Accumulated other comprehensive income (loss)	(216)	(498)
Treasury stock, at cost, 1,638 shares and 0 shares at December 31, 2019 and December 31, 2018, respectively	(131)	—
Total stockholders’ equity of the Company	41,396	65,443
Noncontrolling interests in consolidated entities	628	458
Total equity	42,024	65,901
Total liabilities and equity	$782,500	$379,005
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Advisory services	$44,184	$47,913	$46,883
Hotel management	4,526	—	—
Project management fees	25,584	8,802	—
Audio visual	110,609	81,186	9,186
Other	21,179	13,068	4,429
Cost reimbursement revenue	85,168	44,551	21,075
Total revenues	291,250	195,520	81,573
EXPENSES
Salaries and benefits	59,659	45,310	49,335
Cost of revenues for project management	5,853	1,508	—
Cost of revenues for audio visual	82,237	64,555	7,757
Depreciation and amortization	24,542	7,919	1,958
General and administrative	33,484	27,551	8,886
Impairment	—	1,919	1,072
Other	12,062	3,250	2,153
Reimbursed expenses	84,643	44,347	20,934
Total expenses	302,480	196,359	92,095
OPERATING INCOME (LOSS)	(11,230)	(839)	(10,522)
Equity in earnings (loss) of unconsolidated entities	(286)	—	—
Interest expense	(2,059)	(959)	(83)
Amortization of loan costs	(308)	(241)	(39)
Interest income	46	329	244
Dividend income	—	—	93
Unrealized gain (loss) on investments	—	—	203
Realized gain (loss) on investments	—	—	(294)
Other income (expense)	3	(834)	(73)
INCOME (LOSS) BEFORE INCOME TAXES	(13,834)	(2,544)	(10,471)
Income tax (expense) benefit	(1,540)	10,364	(9,723)
NET INCOME (LOSS)	(15,374)	7,820	(20,194)
(Income) loss from consolidated entities attributable to noncontrolling interests	536	924	358
Net (income) loss attributable to redeemable noncontrolling interests	983	1,438	1,484
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(13,855)	10,182	(18,352)
Preferred dividends	(14,435)	(4,466)	—
Amortization of preferred stock discount	(1,928)	(730)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,218)	$4,986	$(18,352)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(12.03)	$2.29	$(9.04)
Weighted average common shares outstanding - basic	2,416	2,170	2,031
Diluted:
Net income (loss) attributable to common stockholders	$(13.55)	$(2.11)	$(9.59)
Weighted average common shares outstanding - diluted	2,568	2,332	2,067
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

NET INCOME (LOSS)	$(15,374)	$7,820	$(20,194)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	448	(420)	(135)
Unrealized gain (loss) on restricted investment	(114)	—	—
COMPREHENSIVE INCOME (LOSS)	(15,040)	7,400	(20,329)
Comprehensive (income) loss attributable to noncontrolling interests	536	924	358
Comprehensive (income) loss attributable to redeemable noncontrolling interests	931	1,495	1,484
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(13,573)	$9,819	$(18,487)
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at January 1, 2017	2,016	$20	$237,796	$(200,439)	$—	—	$—	$52,772	$90,149	—	$—	$1,480
Purchases of common stock	—	—	(24)	—	—	—	—	—	(24)	—	—	—
Equity-based compensation	4	—	7,746	684	—	—	—	39	8,469	—	—	—
Deferred compensation plan distribution	3	—	229	—	—	—	—	—	229	—	—	—
Employee advances	—	—	(433)	—	—	—	—	—	(433)	—	—	—
Redemption of noncontrolling interest holder in AQUA U.S. Fund	—	—	—	—	—	—	—	(52,782)	(52,782)	—	—	—
OpenKey warrant issuance	—	—	—	—	—	—	—	28	28	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	983	983	—	—	—
Reallocation of carrying value	—	—	(681)	—	—	—	—	(506)	(1,187)	—	—	1,187
Redemption value adjustment	—	—	—	(1,270)	—	—	—	—	(1,270)	—	—	1,270
Acquisition of Pure Wellness	—	—	—	—	—	—	—	425	425	—	—	—
Distributions to consolidated noncontrolling interests	—	—	—	(19)	—	—	—	(220)	(239)	—	—	—
Acquisition of JSAV	71	1	5,062	—	—	—	—	391	5,454	—	—	2,658
Foreign currency translation adjustment	—	—	—	—	(135)	—	—	—	(135)	—	—	—
Net income (loss)	—	—	—	(18,352)	—	—	—	(358)	(18,710)	—	—	(1,484)
Balance at December 31, 2017	2,094	$21	$249,695	$(219,396)	$(135)	—	$—	$772	$30,957	—	$—	$5,111
Equity-based compensation	6	—	10,009	—	—	—	—	10	10,019	—	—	—
Issuance of common stock	280	3	18,928	—	—	—	—	—	18,931	—	—	—
Acquisition of Premier	—	—	—	—	—	—	—	—	—	8,120	203,000	—
Discount on preferred shares	—	—	—	—	—	—	—	—	—	—	(2,883)	—
Amortization of preferred stock discount	—	—	—	(730)	—	—	—	—	(730)	—	730	—
Dividends declared - preferred stock	—	—	—	(4,466)	—	—	—	—	(4,466)	—	—	—
Deferred compensation plan distribution	3	—	241	—	—	—	—	—	241	—	—	—
Employee advances	—	—	(82)	—	—	—	—	—	(82)	—	—	—
OpenKey warrant issuance	—	—	—	—	—	—	—	26	26	—	—	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	—	—	838	—	—	(838)
Acquisition of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	(382)	(382)	—	—	55
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,666	2,666	—	—	—
Reallocation of carrying value	—	—	530	—	—	—	—	(1,696)	(1,166)	—	—	1,166
Redemption value adjustment	—	—	—	168	—	—	—	—	168	—	—	(168)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)	—	—	(300)
Foreign currency translation adjustment	—	—	—	—	(363)	—	—	—	(363)	—	—	(57)
Net income (loss)	—	—	—	10,182	—	—	—	(924)	9,258	—	—	(1,438)
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	$—	$—	$458	$65,901	8,120	$200,847	$3,531

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Purchases of common stock	—	—	(12,389)	—	—	—	—	—	(12,389)	—	—	—
Extinguishment of common stock	(412)	(4)	4	—	—	—	—	—	—	—	—	—
Equity-based compensation	8	—	8,753	—	—	—	—	(12)	8,741	—	—	—
Treasury stock recognized upon reorganization	—	—	131	—	—	(2)	(131)	—	—	—	—	—
Change in par value of common stock upon reorganization	—	(20)	20	—	—	—	—	—	—	—	—	—
Deemed contribution on Series B convertible preferred stock	—	—	—	1,161	—	—	—	—	1,161	—	—	—
Extinguishment of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	(8,120)	(202,282)	—
Exchange of Series B convertible preferred stock to Series D convertible preferred stock	—	—	—	—	—	—	—	—	—	8,120	203,000	—
Acquisition of Remington Lodging	—	—	—	—	—	—	—	—	—	11,000	275,000	—
Acquisition of BAV	60	1	3,747	—	—	—	—	—	3,748	—	—	—
Acquisition of Sebago	135	1	4,538	—	—	—	—	—	4,539	—	—	—
Investment in REA Holdings	17	—	887	—	—	—	—	—	887	—	—	—
Discount on Series D convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(4,433)	—
Amortization of preferred stock discount	—	—	—	(1,928)	—	—	—	—	(1,928)	—	1,928	—
Dividends declared - preferred stock	—	—	—	(14,435)	—	—	—	—	(14,435)	—	—	—
Deferred compensation plan distribution	3	—	113	—	—	—	—	—	113	—	—	—
Employee advances	—	—	351	—	—	—	—	—	351	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,038	1,038	—	—	—
Reallocation of carrying value	—	—	(489)	—	—	—	—	(257)	(746)	—	—	746
Redemption value adjustment	—	—	—	(785)	—	—	—	—	(785)	—	—	785
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)	—	—	—
Foreign currency translation adjustment	—	—	—	—	396	—	—	—	396	—	—	52
Unrealized gain (loss) on available for sale securities	—	—	—	—	(114)	—	—	—	(114)	—	—	—
Net income (loss)	—	—	—	(13,855)	—	—	—	(536)	(14,391)	—	—	(983)
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(15,374)	$7,820	$(20,194)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	31,142	13,308	2,938
Change in fair value of deferred compensation plan	(5,732)	(8,444)	10,410
Equity-based compensation	8,874	10,019	8,469
Equity in (earnings) loss in unconsolidated entities	286	—	—
Deferred tax expense (benefit)	(1,930)	(12,240)	6,002
Change in fair value of contingent consideration	4,244	338	1,066
Impairment of property and equipment	—	1,919	1,072
(Gain) loss on sale of property and equipment	(25)	220	279
Amortization of loan costs	308	241	39
Realized and unrealized (gain) loss on investments, net	—	—	91
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(1,210)	225	(725)
Due from affiliates	843	(45)	—
Due from Ashford Trust	160	8,916	(1,302)
Due from Braemar	116	205	2,079
Inventories	(397)	(132)	(205)
Prepaid expenses and other	(2,172)	(907)	(128)
Investment in unconsolidated entities	115	—	—
Operating lease right-of-use assets	2,048	—	—
Other assets	—	(84)	190
Accounts payable and accrued expenses	5,006	2,145	1,575
Due to affiliates	(1,314)	(954)	689
Other liabilities	2,152	(658)	(676)
Operating lease liabilities	(2,021)	—	—
Deferred income	(420)	(373)	7,746
Net cash provided by (used in) operating activities	24,699	21,519	19,415
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	(13,089)	(16,100)	—
Purchases of furniture, fixtures and equipment under the Braemar ERFP Agreement	(10,300)	—	—
Additions to property and equipment	(6,654)	(8,942)	(3,580)
Proceeds from disposal of property and equipment, net	231	140	15
Cash acquired in acquisition of Remington Lodging	12,056	—	—
Acquisition of BAV	(4,267)	—	—
Acquisition of Sebago	(2,426)	—	—
Investment in REA Holdings	(2,176)	—	—
Investments in unconsolidated entities	(314)	—	—
Cash acquired in acquisition of Premier	—	2,277	—
Cash acquired in acquisition of Pure Wellness	—	—	129
Acquisition of JSAV, net of cash acquired	—	—	(18,972)
Acquisition of assets related to RED	(1,892)	(5,474)	(750)
Net cash provided by (used in) investing activities	(28,831)	(28,099)	(23,158)
			(Continued)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	18,930	—
Purchases of common stock	(12,389)	—	(24)
Payments for dividends on preferred stock	(9,710)	(4,466)	—
Payments on revolving credit facilities	(46,808)	(20,881)	(924)
Borrowings on revolving credit facilities	57,647	21,878	1,507
Proceeds from notes payable	11,105	6,593	10,000
Payments on notes payable	(2,479)	(1,853)	(222)
Payments on finance lease liabilities	(627)	(123)	(83)
Payments of loan costs	(76)	(638)	(28)
Employee advances	353	(82)	(433)
Payment of contingent consideration	—	(1,196)	—
Contributions from noncontrolling interest	980	2,666	983
Distributions to noncontrolling interests in consolidated entities	(63)	(314)	(55,310)
Net cash provided by (used in) financing activities	(2,067)	20,514	(44,534)
Effect of foreign exchange rate changes on cash and cash equivalents	5	(47)	(10)
Net change in cash, cash equivalents and restricted cash	(6,194)	13,887	(48,287)
Cash, cash equivalents and restricted cash at beginning of period	59,443	45,556	93,843
Cash, cash equivalents and restricted cash at end of period	$53,249	$59,443	$45,556

Supplemental Cash Flow Information
Interest paid	$1,924	$870	$53
Income taxes paid	3,179	1,358	4,948
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Remington Lodging through issuance of convertible preferred stock, less cash acquired	$260,442	$—	$—
Acquisition of Premier through issuance of convertible preferred stock, less cash acquired	—	200,723	—
Ashford Inc. common stock consideration for BAV acquisition	3,748	—	—
Ashford Inc. common stock consideration for Sebago acquisition	4,539	—	—
Ashford Inc. common stock consideration for investment in REA Holdings	887	—	—
Distribution from deferred compensation plan	113	241	229
Capital expenditures accrued but not paid	968	618	1,397
Subsidiary equity consideration for Pure Wellness acquisition	—	—	425
Assumption of debt associated with Pure Wellness acquisition	—	—	475
Issuance of OpenKey warrant	—	26	28
Finance lease additions	42,028	220	—
Assumption of debt associated with JSAV acquisition	—	—	978
JSAV loan costs paid from revolving credit facility	—	—	231
Ashford Inc. common stock consideration for purchase of OpenKey shares	—	838	5,063
Acquisition of noncontrolling interest in consolidated entities	—	327	1,196

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$51,529	$36,480	$84,091
Restricted cash at beginning of period	7,914	9,076	9,752
Cash, cash equivalents and restricted cash at beginning of period	$59,443	$45,556	$93,843

Cash and cash equivalents at end of period	$35,349	$51,529	$36,480
Restricted cash at end of period	17,900	7,914	9,076
Cash, cash equivalents and restricted cash at end of period	$53,249	$59,443	$45,556
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. (the “Company”) is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts Inc. (“Braemar”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”). Unless the context otherwise requires, references to the “Company”, “we”, “us” or “Ashford Inc.” for the period before August 8, 2018 refer to Old Ashford (as defined below), for the period from and including August 8, 2018 through November 6, 2019 refer to Maryland Ashford (as defined below), and for the period beginning on and including November 6, 2019, and thereafter refer to Ashford Inc., a Nevada Corporation.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) project management services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services and their respective subsidiaries.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar from an ownership perspective, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full service hotels in the upscale and upper-upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. As described further below, Remington, which we acquired on November 6, 2019, operates certain of the hotel properties owned by Ashford Trust and Braemar.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On November 1, 2017, we acquired an 85% controlling interest in Presentation Technologies, LLC (“JSAV”) for approximately $25.5 million. JSAV provides an integrated suite of audio visual services including show and event services, hospitality services, creative services, and design and integration services to its customers in various venues including hotels and convention centers in the United States, Mexico and the Dominican Republic. See notes 2, 5, 14 and 17 to our consolidated financial statements.
On January 16, 2018, the Company closed on the acquisition of a passenger vessel and other assets related to RED Hospitality & Leisure LLC’s (“RED”) operations in the U.S. Virgin Islands. RED is a provider of watersports activities and other travel and transportation services. This transaction was accounted for as an asset acquisition recorded at cost and did not result in the recognition of goodwill. During 2018, RED acquired additional passenger vessels and a ferry. See notes 2, 13 and 17.
On June 26, 2018, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Ashford Trust ERFP Agreement”) with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. Under the Ashford Trust ERFP Agreement, the Company agreed to provide $50 million (the “Aggregate ERFP Amount”) to Ashford Trust in connection with Ashford Trust’s acquisition of hotels recommended by us, with the option to increase the Aggregate ERFP Amountto up to $100 million upon mutual agreement by the parties. Under the Ashford Trust ERFP Agreement, the Company pays Ashford Trust 10% of each acquired hotel’s purchase price in exchange for furniture, fixtures and equipment (“FF&E”), which is subsequently leased to Ashford Trust rent-free. Ashford Trust must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Ashford Trust ERFP Agreement. The Ashford Trust ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Ashford Trust acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Ashford Trust’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2, 11 and 17.
On August 8, 2018, we completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington Holdings, L.P., for a total transaction value of $203 million. As a result, the project management services that were previously provided by Remington Lodging & Hospitality, LLC (“Remington Lodging”) are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. The purchase price was paid by issuing 8,120,000 shares of the Series B Convertible Preferred Stock to the sellers of Premier (the “Remington Sellers”), primarily MJB Investments, LP (which is wholly-owned by Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors), and his father Mr. Archie Bennett, Jr., the chairman emeritus of Ashford Trust (together, the “Bennetts”). The Series B Convertible Preferred Stock had a conversion price of $140 per share and would convert into 1,450,000 shares of our common stock. Cumulative preferred dividends on the Series B Convertible Preferred Stock accrue at an annual rate of 5.5% in the first year, 6.0% in the second year, and 6.5% in the third year and each year thereafter. In addition to certain separate class voting rights, the holders of the Series B Convertible Preferred Stock voted on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. However, for five years following the closing of the acquisition of Premier, the Remington Sellers and their transferees were subject to certain voting restrictions with respect to shares in excess of 25% of the combined voting power of the Company’s outstanding capital stock. The holders of the Series B Convertible Preferred Stock had certain conversion rights upon certain events constituting a change of control of the Company. See notes 2 and 14.
In connection with the acquisition of Premier, we effected a holding company reorganization in 2018. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC Inc. (formerly named Ashford Inc.) (“Old Ashford”) was converted into one share of common stock, par value $0.01 per share, of the Company having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Old Ashford. As a result of the foregoing, we became the successor issuer of Old Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol “AINC.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC (“REA Holdings”), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the Braemar ERFP Agreement, the Company agreed to provide $50 million (the “Aggregate ERFP Amount”) to Braemar in connection with Braemar’s acquisition of hotels recommended by us, with the option to increase the Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties. Under the Braemar ERFP Agreement, the Company will pay Braemar 10% of each acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to Braemar rent-free. Braemar must provide reasonable advance notice to the Company to request ERFP funds in accordance with the Braemar ERFP Agreement. The Braemar ERFP Agreement requires that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of Braemar acquiring the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at Braemar’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2, 11 and 17.
On March 1, 2019, JSAV, our consolidated subsidiary, acquired a privately-held company, BAV Services (“BAV”). BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%. Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a thirty-day volume weighted average price per share (“30-Day VWAP”) of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our consolidated statements of operations. See notes 5 and 9 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
On May 31, 2019, Ashford Inc. signed a Combination Agreement among the Bennetts, Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, the Company, James L. Cowen, Jeremy J. Welter (our co-President and COO), Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (as subsequently amended on July 17, 2019 and further amended on August 28, 2019, the “Combination Agreement”) to acquire the hotel management business of Remington Lodging, a privately-held company. The transaction closed on November 6, 2019, after the transaction was approved by our stockholders on October 24, 2019. See below.
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. owns an approximately 84% interest in the common equity of RED. The purchase price consisted of approximately $2.5 million in cash

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar. See note 5.
On September 25, 2019, the Company announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow the Company’s existing and future platforms. Ashford Securities will be a dedicated capital raising platform to fund investment opportunities sponsored and asset-managed by the Company.
In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement with Ashford Inc. in which Ashford Trust and Braemar agreed to contribute a combined contribution amount of up to $15.0 million to fund the operations of Ashford Securities. As of December 31, 2019, Ashford Trust and Braemar have funded approximately $2.5 million and $801,000, respectively. Of the total $3.3 million funded by the REITs during 2019, $1.2 million is recognized as cost reimbursement revenue in our consolidated statements of operations and the remaining $2.1 million is deferred income in our consolidated balance sheets as of December 31, 2019.
On October 2, 2019, as approved by the Board, the Company acquired an aggregate 412,974 shares of its common stock from Ashford Trust and Braemar for $30 per share, resulting in a total cost of approximately $12.4 million. Subsequent to the stock repurchase, the 412,974 acquired shares were retired by the Company.
On October 24, 2019, the Company announced the final results of the Special Meeting of Stockholders held on October 24, 2019, during which Ashford stockholders overwhelmingly approved the proposal in connection with the Remington Lodging hotel management business transaction. Holders of approximately 92% of Ashford shares present and voting at the meeting voted in favor of the proposal, including a majority of shares, excluding shares owned by Ashford Trust, Braemar, the Bennetts and management, present and voting at the meeting voted in favor of the proposal. The Company also announced that it had received the final, official private letter ruling from the Internal Revenue Service related to the transaction.
On November 5, 2019, Ashford Trust distributed its remaining 205,086 shares of Ashford Inc. common stock through a pro-rata taxable dividend to Ashford Trust’s common stockholders and unitholders of record (“Ashford Trust Record Holders”) as of the close of business of the NYSE on October 29, 2019 (the “Record Date”). Each Ashford Trust Record Holder received approximately 0.0017 share of the Company’s common stock for every unit and/or share of Ashford Trust common stock held by such Ashford Trust Record Holder on the Record Date. After the distribution, Ashford Trust holds no ownership interest in the Company.
On November 5, 2019, Braemar distributed its remaining 174,983 shares of Ashford Inc.’s common stock through a pro-rata taxable dividend to Braemar’s common stockholders and unitholders of record (“Braemar Record Holders”) as of the close of business of the NYSE on the Record Date. Each Braemar Record Holder received approximately 0.0047 share of the Company’s common stock for every unit and/or share of Braemar common stock held by such Braemar Record Holder on the Record Date. After the distribution, Braemar holds no ownership interest in the Company.
On November 6, 2019, we completed the acquisition of Remington Lodging’s hotel management business and Marietta for $275 million, payable by the issuance of $275 million of a new Ashford Inc. Series D Convertible Preferred Stock. In the previous transaction for Remington Lodging’s project management business, the sellers received $203 million of Maryland Ashford’s Series B Convertible Preferred Stock. For this transaction involving Remington Lodging’s hotel management business, that $203 million of Maryland Ashford’s Series B Convertible Preferred Stock was exchanged, pursuant to a merger transaction whereby Maryland Ashford became our wholly-owned subsidiary, for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, is outstanding). The new Series D Convertible Preferred Stock is convertible into shares of common stock at a price of $117.50 per share. Preferred dividends on the Series D Convertible Preferred Stock accrue at an annual rate of 6.59% in the first year, 6.99% in the second year, and 7.28% in the third year and each year thereafter. The Series D Convertible Preferred Stock also participates in any dividend or distribution paid on our common stock on an as-converted basis. Voting rights of the Series D Convertible Preferred Stock are on an as-converted basis, and the holders of the Series D Convertible Preferred Stock have a voting limit of 40% of the total voting power of the Company until August 8, 2023. The holders of the Series D Convertible Preferred Stock have certain put rights upon certain events constituting a change of control of the Company. Remington Lodging was previously owned by Mr. Monty J. Bennett, the Company’s chairman and chief executive officer, and his father, Mr.Archie Bennett, Jr., the chairman emeritus of Ashford Trust. The Company’s Board of Directors formed a special committee of independent and disinterested directors to analyze, negotiate, and recommend the transaction to the Company’s Independent Directors. The Company’s Independent Directors unanimously recommended approval of the acquisition by the Company’s stockholders. The results of operations of the hotel management business are expected to be included in our consolidated financial statements from the date of acquisition. We are in

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the process of evaluating the fair value of the net assets acquired through internal studies and third-party valuations. As a result of the acquisition, hotel management services that were previously provided by Remington Lodging will now be provided by a subsidiary of the Company under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
Also on November 6, 2019, in connection with the acquisition of Remington Lodging’s hotel management business, we effected a holding company reorganization. The change in holding company organizational structure was effected by a merger, pursuant to which each issued and outstanding share of common stock, par value $0.01 per share, of our predecessor publicly-traded parent Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) (“Maryland Ashford”) was converted into one share of common stock, par value $0.001 per share, of the Company having the same rights, powers and preferences and the same qualifications, limitations and restrictions as a share of common stock of Maryland Ashford. As a result of the foregoing, we became the successor issuer of Maryland Ashford under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock continues to be listed on the NYSE American under the symbol “AINC.”
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

In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of prior year revenue and operating expense line item amounts have been reclassified to conform to the 2019 presentation. These reclassifications have no effect on total revenue, total operating expense or net income previously reported.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests—The following tables present information about our noncontrolling interests, including those related to consolidated VIEs, as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.81%	88.20%	47.61%	70.00%	84.21%	55.00%
Redeemable noncontrolling interests(1) (2)	0.19%	11.80%	26.59%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.80%	30.00%	15.79%	45.00%
	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$98	$2,449	$1,584	n/a	n/a	n/a
Redemption value adjustment, year-to-date	(63)	784	64	n/a	n/a	n/a
Redemption value adjustment, cumulative	115	784	2,097	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	395	164	37	32
Assets, available only to settle subsidiary’s obligations (7) (8)	n/a	56,824	1,881	1,852	19,277	250
Liabilities (9)	n/a	44,542	510	1,671	10,652	59
Notes payable (9)	n/a	17,785	—	—	6,275	—
Revolving credit facility (9)	n/a	2,599	—	45	106	—

	December 31, 2018
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.83%	85.00%	45.61%	70.00%	80.00%	—%
Redeemable noncontrolling interests(1) (2)	0.17%	15.00%	29.65%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	24.74%	30.00%	20.00%	—%
	100.00%	100.00%	100.00%	100.00%	100.00%	—%

Carrying value of redeemable noncontrolling interests	$215	$1,858	$1,458	n/a	n/a	n/a
Redemption value adjustment, year-to-date	(180)	—	12	n/a	n/a	n/a
Redemption value adjustment, cumulative	178	—	2,033	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	308	218	(68)	—
Assets, available only to settle subsidiary’s obligations (7)	n/a	37,141	1,410	2,267	6,807	—
Liabilities (9)	n/a	24,836	421	1,977	2,839	—
Notes payable (9)	n/a	12,954	—	—	2,480	—
Revolving credit facility (9)	n/a	1,733	—	60	118	—
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(6)
Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. RED is a provider of watersports activities and other travel and transportation services and includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago. We are provided a preferred return on our investment in RED’s legacy U.S. Virgin Islands operations and Sebago which is accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 13.

(7)	Total assets consist primarily of cash and cash equivalents, property and equipment and other assets that can only be used to settle the subsidiaries’ obligations.

(8)	The assets of Sebago are not available to settle the obligations of the entity that conducts RED’s legacy U.S. Virgin Islands operations.

(9)
Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loans and line of credit held by RED’s legacy U.S. Virgin Islands operations, for which the creditor has recourse to Ashford Inc. See note 7.

Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in “equity in earnings (loss) of unconsolidated entities.” No such impairment was recorded during the years ended December 31, 2019, 2018 and 2017.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at December 31, 2019 and December 31, 2018. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the years ended December 31, 2019, 2018 and 2017.
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in REA Holdings, a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

December 31, 2019
Carrying value of the investment in REA Holdings	$2,662
Ownership interest in REA Holdings	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

Year Ended December 31, 2019
Equity in earnings (loss) in unconsolidated entities	$(286)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisitions—We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a VIE and we are the target’s primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in our consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.
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
Restricted Cash—As of December 31, 2019 and December 31, 2018, restricted cash included $10.7 million and $7.9 million of reserves for casualty insurance claims and the associated ancillary costs. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies of an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.

As of December 31, 2019, restricted cash also included $5.3 million of reserves related to cash received from hotel properties under Remington’s management. The cash is funded by the hotel properties and used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable within “due from Ashford Trust” and “due from Braemar” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses.” As of December 31, 2019, restricted cash also included $1.2 million of reserves for Remington health insurance claims. Cash is collected primarily from Remington’s managed properties to cover employee health insurance claims. The liability related to this restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.

Restricted cash as of December 31, 2019 also includes approximately $800,000 of cash held in an escrow account in accordance with the Marietta lease agreement. These funds are restricted for use only for repair and maintenance or capital improvements associated with the property.
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
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. We also

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.
Impairment of Property and Equipment—Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. We recorded an impairment charge of $1.9 million for the year ended December 31, 2018. The impairment was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service. An impairment charge of $1.1 million was recorded for the year ended December 31, 2017, partially offset by recognition of deferred income from reimbursable expenses related to capitalized software implementation costs. The impairment was recognized upon determination that a portion of the software will not be placed into service.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, JSAV and Sebago. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on either a market valuation approach or an analysis of discounted projected future operating cash flows using a discount rate that is commensurate with the risk inherent in our current business model. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Based on the results of our annual impairment assessments, no impairment of goodwill or trademark rights was indicated. No indicators of impairment were identified from the date of our impairment assessments through December 31, 2019.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include management contracts, customer relationships and boat slip rights resulting from our acquisitions. The Remington and Premier management contracts are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of 25 and 30 years, respectively. The JSAV, RED and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. No indicators of impairment were identified as of December 31, 2019.
Other Liabilities—As of December 31, 2019 and December 31, 2018, other liabilities included reserves in the amount of $10.8 million and $7.8 million, respectively, related primarily to Ashford Trust and Braemar properties’ casualty insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our consolidated balance sheets. As of December 31, 2019, other liabilities also included $2.2 million of reserves for Remington health insurance claims, the remaining $500,000 of the purchase price due to the sellers of BAV 18 months after the acquisition date, subject to certain conditions, the fair value of contingent consideration of $4.6 million due to the sellers of BAV, as well as the fair value of contingent consideration of $1.0 million due to the sellers of Sebago. See notes 5 and 17.
Revenue Recognition—See note 3.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Salaries and Benefits—Salaries and benefits are expensed as incurred. Salaries and benefits includes expense for equity grants of Ashford Trust and Braemar common stock and performance-based Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount included in “advisory services” revenue. Salaries and benefits also includes changes in fair value in the deferred compensation plan liability. See note 16.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $1.5 million, $905,000 and $126,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Depreciation and Amortization—Our property and equipment, including assets acquired under finance leases, is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Property and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 3 to 7.5 years and computer software placed into service is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
Equity-Based Compensation—Our equity incentive plan provides for the grant of restricted or unrestricted shares of our common stock, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “reimbursed expenses,” equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “cost reimbursement revenue”.
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
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on restricted investments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the JSAV operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The unrealized gain (loss) on restricted investments includes the unrealized gain (loss) on available-for-sale securities associated with restricted investments within the deferred compensation plan discussed in note 16. The accumulated other comprehensive income (loss) is presented on our consolidated balance sheets as of December 31, 2019 and 2018.
Due to Affiliates—Due to affiliates represents current payables resulting primarily from general and administrative expense, and property and equipment reimbursements. Due to affiliates is generally settled within a period not exceeding one year.
Due from Ashford Trust—Due from Ashford Trust represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses. Due from Ashford Trust is generally settled within a period not exceeding one year.
Due from Braemar—Due from Braemar represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses. Due from Braemar is generally settled within a period not exceeding one year.

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
Leases—We determine if an arrangement is a lease at the inception of the contract. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments related to operating leases is recognized on a straight-line basis over the lease term. Lease expense for minimum lease payments related to financing leases is recognized using the effective interest method over the lease term. Short-term leases are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. See note 8.
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified deferred compensation plan (“DCP”) for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allowed participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. The DCP is carried at fair value with changes in fair value reflected in “salaries and benefits” in our consolidated statements of operations. See note 16.
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal, state and foreign income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning November 1, 2017, in Mexico and the Dominican Republic. Tax years 2014 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards—In February 2016, the FASB issued ASU 2016.02. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of $26.2 million as of January 1, 2019, which primarily relates to certain office space, warehouse facilities, vehicles and equipment. The standard did not materially impact our consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessor, except as it pertains to our rent-free leases of FF&E with Ashford Trust and Braemar. The new standard requires leases with related parties entered into on or after January 1, 2019 to be accounted for in accordance with the legally enforceable terms and conditions of the lease (i.e. zero rent payments). Therefore, we will no longer allocate a portion of base advisory fee revenue to lease revenue in an amount equal to the estimated fair value of the lease payments that would have been made because ERFP leases are rent-free. For historical leases related to our key money and ERFP programs that were in place upon adoption of the new standard on January 1, 2019, we will continue allocating a portion of base advisory fee revenue to lease revenue consistent with our historical accounting for the remainder of the applicable lease terms. See note 8.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
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
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 will have on our consolidated financial statements and related disclosures.
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

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to June 26, 2018, the base fee was paid quarterly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Key Money Asset Management Fee, as defined in the amended and restated advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement on June 29, 2018, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. For Braemar, prior to January 15, 2019, the base fee was paid monthly and was fixed at 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee, as defined in the advisory agreement, subject to certain minimums. Upon effectiveness of the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement on January 15, 2019, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in the advisory agreement, as amended, subject to certain minimums.
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter as such amounts are not subject to significant reversal. Ashford Trust and Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 measurement period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Hotel Management Revenue
Hotel management revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenues for managing the hotel employees and daily operations of the hotels. Remington receives an incentive management fee equal to the lesser of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit.
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
Other Revenue
Other revenue includes revenues provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement fees include revenues earned from providing debt placement services by Lismore Capital (“Lismore”), our wholly-owned subsidiary. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. Our ERFP leases entered into in 2018 commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. We additionally are reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses.
Under our project management agreements and hotel management agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust, Braemar and other hotel owners, with no added mark-up. Project management costs primarily consist of costs for accounting, overhead and project manager services. Hotal management costs primarily consist of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the properties’ payroll, payroll taxes and benefits related expenses at managed properties where we are the employer of the employees at the properties as provided for in our contracts with the Ashford Trust, Braemar and other hotel owners.

We recognize revenue within the “cost reimbursement revenue” in our consolidated statements of operations when the amounts may be billed to Ashford Trust, Braemar and other hotel owners, and we recognize expenses within “reimbursed expenses” in our consolidated statements of operations as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
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

	Deferred Income
	2019	2018
Balance as of January 1	$13,544	$13,899
Increases to deferred income	8,137	7,781
Recognition of revenue (1)	(8,401)	(8,136)
Balance as of December 31	$13,280	$13,544
________

(1)
Deferred income recognized in the year ended December 31, 2019, includes (a) $2.5 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $3.5 million of audio visual revenue and (c) $2.4 million of “other services” revenue earned by our hospitality products and services companies. Deferred income recognized in the year ended December 31, 2018, includes (a) $2.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $3.8 million of audio visual revenue and (c) $2.2 million of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at December 31, 2019.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $7.2 million and $4.9 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $357,000 and $45,000 in “due from affiliates,” $4.8 million and $5.3 million in “due from Ashford Trust,” and $1.6 million and $2.0 million included in “due from Braemar” related to REIT advisory services at December 31, 2019 and December 31, 2018, respectively. We had no significant impairments related to these receivables during the year ended December 31, 2019 and 2018.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregated Revenue
Our revenues were comprised of the following for the three year period ending December 31, 2019 (in thousands):

	Year Ended December 31,
REVENUE	2019	2018	2017
Advisory services revenue:
Base advisory fees	$42,985	$44,905	$43,523
Incentive advisory fees	678	2,487	3,083
Other advisory revenue	521	521	277
Total advisory services revenue	44,184	47,913	46,883

Hotel management:
Base management fees	4,054	—	—
Incentive management fees	472	—	—
Total hotel management revenue	4,526	—	—

Project management fees	25,584	8,802	—

Audio visual revenue	110,609	81,186	9,186

Other revenue:
Debt placement fees (2)	1,998	6,093	1,137
Claims management services	210	213	—
Lease revenue	4,118	1,005	893
Other services (3)	14,853	5,757	2,399
Total other revenue	21,179	13,068	4,429

Cost reimbursement revenue	85,168	44,551	21,075

Total revenues	$291,250	$195,520	$81,573

REVENUE BY SEGMENT (1)
REIT advisory	$84,701	$91,850	$68,851
Remington	47,287	—	—
Premier	30,580	10,634	—
JSAV	110,609	81,186	9,186
OpenKey	987	999	327
Corporate and other	17,086	10,851	3,209
Total revenue	$291,250	$195,520	$81,573
________

(1)
We have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness, Lismore and REA Holdings into an “all other” category, which we refer to as “Corporate and Other.” See note 19 for discussion of segment reporting.

(2)	Debt placement fees are earned by Lismore for providing debt placement services to Ashford Trust and Braemar.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and third parties.
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017 (1)
United States	$88,583	$60,241	$6,033
Mexico	16,067	15,429	2,760
Dominican Republic	5,959	5,516	393
	$110,609	$81,186	$9,186
________
(1) Revenue for the year ended December 31, 2017 was not adjusted for the adoption of the new revenue recognition guidance under ASC 606.
4. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Marietta Leasehold L.P. finance lease	$44,294	$—
Rental pool equipment	22,422	16,386
FF&E under the Ashford Trust ERFP Agreement	29,189	16,100
FF&E under the Braemar ERFP Agreement	10,300	—
Property and equipment	12,086	9,342
Marine vessels	10,709	5,854
Leasehold improvements	1,237	1,022
Computer software	6,446	7,132
Total cost	136,683	55,836
Accumulated depreciation	(20,493)	(7,889)
Property and equipment, net	$116,190	$47,947
For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $15.1 million, $4.0 million and $2.3 million, respectively. Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 excludes depreciation expense related to audio visual equipment of $4.7 million, $3.8 million and $411,000, respectively, which is included in “cost of revenues for audio visual,” and for the years ended December 31, 2019 and 2018, excludes $1.5 million and $1.4 million of depreciation expense, respectively, of capitalized software included in “reimbursed expenses” and depreciation expense related to marine vessels of $441,000 and $172,000, respectively, which is included in “other” operating expense.
5. Acquisitions
Remington
On November 6, 2019, we completed the acquisition of Remington Lodging’s hotel management business and Marietta for $275 million in consideration in the form of 11,000,000 shares of Series D Convertible Preferred Stock of Ashford Inc. Remington provides hotel management services primarily to hotels owned by Ashford Trust and Braemar. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

capital expenditures) and related services. The results of operations of Remington are included in our consolidated financial statements from the date of acquisition.
Marietta leases a single hotel and convention center property in Marietta, Georgia, from the City of Marietta and earns revenues from the operation of this hotel property. The hotel property is managed by Remington as part of the Hilton brand of hotels and offers hotel and conference center services. Marietta’s revenue and operating expenses are included in “other” revenue and “other” operating expenses, respectively, in the consolidated statements of operations. The lease, which expires on December 31, 2054, was classified as a finance lease. The right-of-use asset was adjusted by approximately $4.2 million for favorable lease terms compared to market terms. The results of operations of Marietta are included in our consolidated financial statements from the date of acquisition.
The acquisition of Remington was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Remington and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to working capital balances, intangible assets and the deferred tax liability. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.
The fair value of the purchase price and preliminary allocation of the purchase price are as follows (in thousands):

Series D Convertible Preferred Stock	$275,000
Preferred stock discount	(2,550)
Working capital adjustments	48
Total fair value of purchase price	$272,498

	Fair Value	Estimated Useful Life
Current assets including cash	$27,661
Assets acquired under finance leases (1)	44,294	35 years
Property and equipment, net	466
Operating lease right-of-use assets	24,649
Goodwill	143,854
Trademarks	10,300
Management contracts	148,500	25 years
Total assets acquired	399,724
Current liabilities	23,740
Finance lease liabilities, current	331
Operating lease liabilities, current	2,038
Deferred tax liability	38,733
Finance lease liabilities, non-current	39,773
Operating lease liabilities, non-current	22,611
Total assumed liabilities	127,226
Net assets acquired	$272,498
(1) Assets acquired under finance leases are included in “property and equipment, net.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to growth opportunities to expand Remington’s hotel management services to third-party owners in the hospitality industry.
Results of Remington
The results of operations of Remington have been included in our results of operations since the acquisition date. Our consolidated statement of operations for the year ended December 31, 2019 include total revenues from Remington of $47.3 million. In addition, our consolidated statement of operations for the year ended December 31, 2019 include net loss from Remington of $626,000. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
Sebago
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. owns an approximately 84% interest in the common equity of RED.
The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar. The issued Ashford Inc. shares were determined using a 30-Day VWAP of $33.24 and had an estimated fair value of approximately $4.5 million as of the acquisition date. Pursuant to the acquisition agreement, in the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is lower than the price of the common stock on July 18, 2019, the Company at its sole discretion will either pay to the sellers a cash payment, if greater than zero, equal to the amount by which the value of the common stock on the six month anniversary of the acquisition is less than $3.8 million or may repurchase all of the common stock from the seller for $3.8 million. In the event that the 30-Day VWAP of the common stock on the six month anniversary of the closing date of the acquisition is higher than the price of the common stock on July 18, 2019, the Company may repurchase shares of common stock, such that the stock consideration for the transaction remains $4.5 million in common stock. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our consolidated statements of operations. See note 9 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Cash	$2,500
Less working capital adjustments	(74)
Fair value of Ashford Inc. common stock issued	4,547
Purchase price consideration	$6,973

	Fair Value	Estimated Useful Life
Current assets	$76
Marine vessels	2,220	20 years
Property and equipment, net	1,530	20 years
Operating lease right-of-use assets	391
Goodwill	1,235
Trademarks	490
Boat slip rights	3,100	20 years
Total assets acquired	9,042
Current liabilities	291
Noncurrent liabilities	1,778
Total assumed liabilities	2,069
Net assets acquired	$6,973
We expect approximately $1.2 million of the goodwill balance to be deductible by Ashford Inc. for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Sebago’s operations through our relationship with RED.
Results of Sebago
The results of operations of Sebago have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the year ended December 31, 2019 include total revenues from Sebago of $2.6 million. In addition, our consolidated statements of operations for the year ended December 31, 2019 include net income from Sebago of $162,000. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
BAV
On March 1, 2019, JSAV acquired a privately-held company, BAV. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%.
Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a 30-Day VWAP of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. Additionally, the transaction includes a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our consolidated statements of operations. See note 9 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.

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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to property and equipment, and intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.
The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Term loan	$5,000
Less working capital adjustments	(733)
Fair value of Ashford Inc. common stock issued	3,748
Consideration payable	500
Fair value of contingent consideration	1,384
Purchase price consideration	$9,899

	Fair Value	Estimated Useful Life
Current assets	$754
Property and equipment, net	1,983	5 years
Operating lease right-of-use assets	165
Goodwill	4,827
Trademarks	440
Customer relationships	2,800	15 years
Total assets acquired	10,969
Current liabilities	639
Noncurrent liabilities	431
Total assumed liabilities	1,070
Net assets acquired	$9,899
We expect approximately $4.8 million of the goodwill balance to be deductible by Ashford Inc. for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding BAV’s operations through our relationship with JSAV.
Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the year ended December 31, 2019, include total revenues from BAV of $11.4 million. In addition, our consolidated statements of operations for the year ended December 31, 2019, include net income from BAV of $1.2 million. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Premier
On August 8, 2018, we completed the acquisition of Premier for a total transaction value of $203.0 million. Premier provides construction management, interior design, architecture, and the purchasing, expediting, warehousing coordination, freight management, and supervision of installation of property and equipment, and related services. The purchase price was paid by issuing 8,120,000 shares of the newly created Series B Convertible Preferred Stock to the sellers. The results of operations of Premier are included in our consolidated financial statements from the date of acquisition.
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
As of December 31, 2019, we have finalized the valuation of the acquired assets and liabilities associated with the acquisition. The final fair value analysis resulted in a $5.2 million adjustment to increase the value of the acquired management contracts to their estimated fair value and a corresponding decrease to goodwill on our consolidated balance sheets during the third quarter of 2019. We also recorded an adjustment of approximately $1.2 million to increase our deferred tax liability and a corresponding increase to goodwill on our consolidated balance sheets during the third quarter of 2019.
The fair value of the purchase price and final allocation of the purchase price are as follows (in thousands):

Series B Convertible Preferred Stock (1)	$203,000
Preferred stock discount	(2,883)
Total fair value of purchase price	$200,117

	Fair Value	Estimated Useful Life
Current assets including cash	$3,878
Property and equipment, net	47
Goodwill	49,524
Management contracts	194,000	30 years
Total assets acquired	247,449
Current liabilities	2,375
Deferred tax liability	44,957
Total assumed liabilities	47,332
Net assets acquired	$200,117

______________
(1) In connection with the acquisition of Remington in the fourth quarter of 2019, the $203.0 million of Series B Convertible Preferred Stock issued to the sellers of Premier was exchanged for $203.0 million of Series D Convertible Preferred Stock. See note 14.
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to growth opportunities to expand Premier’s project management services to other third-party owners, property managers, and institutions in the hospitality industry.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Results of Premier
The results of operations of Premier have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the years ended December 31, 2019 and 2018, include total revenue of $30.6 million and $10.6 million, respectively. In addition, our consolidated statements of operations for the years ended December 31, 2019 and 2018, include net income of $21,000 and $777,000, respectively, from Premier. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2018, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Remington, Sebago, BAV and Premier acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2018, and the removal of $10.6 million and $10.4 million of transaction costs directly attributable to the acquisitions for the years ended December 31, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2019	2018
Total revenue	$558,664	$525,845
Net income (loss)	(864)	19,777
Net income (loss) attributable to common stockholders	(34,010)	(12,745)
6. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, are as follows (in thousands):

	Remington	Premier	JSAV	Corporate and Other (1)	Consolidated
Balance at January 1, 2018	$—	$—	$12,165	$782	$12,947
Changes in goodwill:
Additions	—	53,517	—	—	53,517
Adjustments (2)	—	—	(6,781)	—	(6,781)
Balance at December 31, 2018	$—	$53,517	$5,384	$782	$59,683
Changes in goodwill:
Additions (3)	143,854	—	5,429	1,452	150,735
Adjustments (4)	—	(3,993)	(602)	(217)	(4,812)
Balance at December 31, 2019	$143,854	$49,524	$10,211	$2,017	$205,606
________
(1) Corporate and Other prior to January 1, 2018, reflects the goodwill acquired as a result of the acquisition of Pure Wellness.
(2) The adjustment of approximately $6.8 million is the result of finalizing our valuation of assets and liabilities related to the JSAV acquisition.
(3) The addition of approximately $143.9 million, $5.4 million and $1.5 million relates to the preliminary valuation of assets and liabilities related to the acquisition of Remington, JSAV’s acquisition of BAV and RED’s acquisition of Sebago, respectively.
(4) The adjustment to Premier goodwill is the result of finalizing our valuation of the acquired assets and liabilities associated with the acquisition of Premier. The adjustment to JSAV and Corporate and Other goodwill relate to adjustments from our preliminary valuations of the acquired assets and liabilities associated with JSAV’s acquisition of BAV and RED’s acquisition of Sebago, respectively. See note 5.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets, net as of December 31, 2019 and 2018, are as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$148,500	$(2,436)	$146,064	$—	$—	$—
Premier management contracts	194,000	(16,830)	177,170	188,800	(4,353)	184,447
JSAV customer relationships	9,319	(2,173)	7,146	6,519	(1,087)	5,432
RED boat slip rights	3,100	(70)	3,030	—	—	—
Pure Wellness customer relationships	175	(96)	79	175	(61)	114
Other	44	(3)	41	—	—	—
	$355,138	$(21,608)	$333,530	$195,494	$(5,501)	$189,993

Indefinite-lived intangible assets:
Remington trademarks	$10,300			$—
JSAV trademarks	3,641			3,201
RED trademarks	490			—
	$14,431			$3,201
Amortization expense for definite-lived intangible assets was $16.1 million, $5.3 million and $182,000 for the years ended December 31, 2019, 2018, and 2017 respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 25, 30 and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	December 31, 2019	December 31, 2018
Senior revolving credit facility (7)	Ashford Inc.	March 1, 2021	Base Rate (1) + 2.00% to 2.50% or LIBOR (2) + 3.00% to 3.50%	$10,000	$—
Term loan (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	12,642	8,917
Revolving credit facility (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	2,599	1,733
Equipment note (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	3,393	2,087
Draw term loan (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	1,750	1,950
Revolving credit facility (5) (10)	OpenKey	April 30, 2020	Prime Rate (4) + 2.75%	—	—
Revolving credit facility (5) (11)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	45	60
Term loan (6) (12)	RED	April 5, 2025	Prime Rate (4) + 1.75%	605	695
Revolving credit facility (6) (13)	RED	February 5, 2020	Prime Rate (4) + 1.75%	106	118
Draw term loan (6) (14)	RED	December 5, 2026	Prime Rate (4) + 1.75%	1,400	—
Term loan (6) (15)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,636	1,785
Term loan (5) (16)	RED	July 17, 2029	6.0% (16)	1,674	—
Term loan (5) (17)	RED	July 17, 2022	6.5%	960	—
Notes payable				36,810	17,345
Less deferred loan costs, net				(227)	(234)
Notes payable less net deferred loan costs				36,583	17,111
Less current portion				(3,550)	(2,595)
Notes payable, net - non-current				$33,033	$14,516
__________________

(1)	Base Rate, as defined in the senior revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(2)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.

(3)	The one-month LIBOR rate was 1.76% and 2.50% at December 31, 2019 and December 31, 2018, respectively.

(4)	Prime Rate was 4.75% and 5.50% at December 31, 2019 and December 31, 2018, respectively.

(5)	Creditors do not have recourse to Ashford Inc.

(6)	Creditors have recourse to Ashford Inc.

(7)
The Company has a $35.0 million senior revolving credit facility with Bank of America, N.A. There is a one-year extension option subject to the satisfaction of certain conditions. The senior revolving credit facility includes the opportunity to expand the borrowing capacity by up to $40.0 million to an aggregate amount of $75.0 million, subject to certain conditions. As of December 31, 2019, $25.0 million of credit was available under the revolving credit facility.

(8)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing term loan and borrowed an additional $5.0 million. The revolving credit facility was also amended to increase the borrowing capacity from $3.0 million to $3.5 million. In connection with the term loan, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at December 31, 2019 and December 31, 2018, was not material. As of December 31, 2019, $901,000 of credit was available under the revolving credit facility.

(9)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing equipment note and draw term note to increase the borrowing capacity to $8.0 million and $2.4 million, respectively. All the loans are partially secured by a security interest on all of the assets and equity interests of JSAV.

(10)
On November 8, 2018, OpenKey renewed the Loan and Security Agreement that expired in October 2018 for a revolving credit facility in the amount of $1.5 million. The credit facility is secured by all of OpenKey’s assets. As of December 31, 2019, OpenKey had no borrowings outstanding and the $1.5 million revolving credit facility funds were no longer available.

(11)	On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. As of December 31, 2019, $55,000 of credit was available under the revolving credit facility.

(12)	On March 23, 2018, RED entered into a term loan of $750,000.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13)	On February 28, 2019, RED renewed its $250,000 revolving credit facility. As of December 31, 2019, $144,000 was available under the revolving credit facility.

(14)	On February 27, 2019, RED entered into a draw term loan in the amount of $1.4 million. As of December 31, 2019, $0 was available under the draw term loan.

(15)	On August 31, 2018, RED entered into a term loan of $1.8 million.

(16)
On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.

(17)	On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.1 million.

We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our lines of credit, even if repayment of some or all of our borrowings is not required. As of December 31, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
Excluding interest, maturities of our long-term debt for each of the next five years and thereafter are as follows (in thousands):

2020	$3,341
2021	13,217
2022	16,355
2023	723
2024	562
Thereafter	2,612
Total	$36,810
8. Lease Commitments
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

The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. During the second quarter of 2019, we exercised our option to modify our corporate office lease agreement for the remainder of the lease term to reduce the amount of office space and the annual lease payment. This modification resulted in a reduction of the operating lease right-of-use asset and operating lease liability by approximately $4.1 million. Upon the Company’s acquisition of Remington in November of 2019, the Company modified our agreement with RHC to include additional office space for Remington operations resulting in an increase in the operating lease right-of-use asset and operating lease liability of approximately $10.0 million.

Our acquisition of Remington Lodging in November of 2019 included a lease of a single hotel and convention center property in Marietta, Georgia, from the City of Marietta. The lease is considered to be a finance lease and resulted in an increase to property and equipment and finance lease liabilities of approximately $44.3 million and $40.1 million, respectively.
In addition to our lease with the City of Marietta, we lease certain equipment and boat slips which are considered finance leases. The net book value of the assets considered finance leases was approximately $46.2 million and $807,000 as of December 31, 2019 and 2018, respectively. The net book value of these assets is included in property and equipment, net in our consolidated balance sheets. Amortization of assets under finance leases is included in depreciation and amortization expense in our consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$31,699
Finance lease assets	Property and equipment, net	46,233
Total leased assets		$77,932

Liabilities
Current
Operating	Operating lease liabilities	$3,207
Finance	Finance lease liabilities	572
Noncurrent
Operating	Operating lease liabilities	28,519
Finance	Finance lease liabilities	41,482
Total leased liabilities		$73,780
We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Year Ended December 31, 2019
Operating lease cost
Rent expense	General and administrative	$3,324
Rent expense	Cost of revenues for project management	127
Finance lease cost
Amortization of leased assets	Depreciation and amortization	384
Interest on lease liabilities	Interest expense	443
Total lease cost		$4,278
For the year ended December 31, 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,021
Financing cash flows from finance leases	627
As of December 31, 2019, future minimum lease payments on operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$4,795	$3,164
2021	4,656	3,062
2022	4,385	3,044
2023	4,152	2,991
2024	3,928	2,971
Thereafter	20,441	86,188
Total minimum lease payments	$42,357	$101,420
Imputed interest	(10,631)	(59,366)
Present value of minimum lease payments	$31,726	$42,054

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2018, future minimum lease payments on operating and capital leases under ASC 840 were as follows (in thousands):

	Operating Leases	Capital Leases
2019	$3,529	$541
2020	3,532	105
2021	3,329	33
2022	3,172	7
2023	3,059	—
Thereafter	13,999	—
Total minimum lease payments	$30,620	$686
Imputed interest	—	(25)
Present value of minimum lease payments	$30,620	$661
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

December 31, 2019
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	10.95
Finance leases (2)	34.09
Weighted-average discount rate
Operating leases	5.2%
Finance leases	6.2%
__________________

(1)
The weighted-average remaining lease term includes two optional 10 year extension periods for our JSAV headquarters in Irving, Texas, as failure to renew the lease would result in JSAV incurring significant relocation costs.

(2)	The weighted-average remaining lease term includes the lease term of our finance lease with the City of Marietta which terminates December 31, 2054.
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
December 31, 2019
Assets
Restricted investment:
Ashford Trust common stock	$768	(3)	$—		$—		$768
Braemar common stock	427	(3)	—		—		427
Total	$1,195		$—		$—		$1,195
Liabilities
Contingent consideration	$(2,668)	(1)	$—		$(2,959)	(2)	$(5,627)
Subsidiary compensation plan	—		(415)	(3)	—		(415)
Deferred compensation plan	(4,729)		—		—		(4,729)
Total	$(7,397)		$(415)		$(2,959)		$(10,771)
__________________
(1) Represents the fair value of the contingent consideration liability of $1.6 million related to the stock consideration collar associated with JSAV’s acquisition of BAV and $1.0 million related to the stock consideration collar associated with RED’s acquisition of Sebago. The contingent consideration liabilities related to BAV and Sebago are reported as “other liabilities” in our consolidated balance sheets. See notes 1 and 5.
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of BAV, which is reported within “other liabilities” in our consolidated balance sheets. See notes 1 and 5.
(3) The assets acquired in our acquisition of Remington Lodging included shares of common stock of Ashford Trust and Braemar purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through December 31, 2019, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Liabilities
Deferred compensation plan	$(10,574)	$—	$—	$(10,574)
Total	$(10,574)	$—	$—	$(10,574)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents our rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance at December 31, 2017 (1)	$(2,262)
Acquisitions	—
Gains (losses) included in earnings (2)	(338)
Dispositions and settlements	2,600
Transfers into/out of Level 3	—
Balance at December 31, 2018	$—
Acquisitions (3)	(1,384)
Gains (losses) included in earnings (2)	(1,575)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at December 31, 2019	$(2,959)
__________________
(1) Includes Ashford Inc.’s contingent consideration associated with the acquisition of JSAV. The liability was settled in the third quarter of 2018. The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant input in the Level 3 measurement of the contingent consideration is the risk adjusted discount rate used to discount the future payment.
(2) Reported as “other” operating expense in the consolidated statements of operations.
(3) Includes JSAV’s contingent consideration associated with the acquisition of BAV in March of 2019, which is carried at fair value in our consolidated balance sheets within “other liabilities”. The fair value was estimated using significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. The significant inputs in the Level 3 measurement of the contingent consideration include the timing and amount of the ultimate payout based on our estimate of BAV operating performance during the earn-out period, calculated in accordance with the applicable agreement, and the risk adjusted discount rate used to discount the future payment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Year Ended December 31,
	2019		2018		2017
Assets
Options on futures contracts	$—		$—		$(91)
Total	$—		$—		$(91)
Liabilities
Contingent consideration	$(4,244)	(1)	$(338)	(2)	(1,066)	(2)
Subsidiary compensation plan (3)	(47)		—		—
Deferred compensation plan (3)	5,732		8,444		(10,410)
Total	$1,441		$8,106		$(11,476)
Net	$1,441		$8,106		$(11,567)
Total combined
Unrealized gain (loss) on investments	$—		$—		$203
Realized gain (loss) on investments	—		—		(294)
Contingent consideration	(4,244)	(1)	(338)	(2)	(1,066)	(2)
Subsidiary compensation plan (3)	(47)		—		—
Deferred compensation plan (3)	5,732		8,444		(10,410)
Total	$1,441		$8,106		$(11,567)
__________________

(1)
Represents the changes in fair value of the contingent consideration liabilities related to the achievement of certain performance targets of BAV and stock consideration collars associated with the acquisitions of BAV and Sebago reported as a component of “other” operating expense in our consolidated statements of operations. See notes 1 and 5.

(2)
Represents the accretion of contingent consideration associated with the acquisition of JSAV in November of 2017, which was settled in the third quarter of 2018. Amounts are reported as “other” operating expense in our consolidated statements of operations.

(3)	Reported as a component of “salaries and benefits” in our consolidated statements of operations.
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2019:
Equity securities (1)	$1,309	$—	$(114)	$1,195
__________________

(1)
No distributions of available-for-sale securities occurred for the year end December 31, 2019. Unrealized losses of $114,000 associated with the available-for-sale securities included within “accumulated other comprehensive income” in our consolidated balance sheets.

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

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$1,195	$1,195	$—	$—
Financial liabilities measured at fair value:
Deferred compensation plan	$4,729	$4,729	$10,574	$10,574
Contingent consideration	5,627	5,627	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$35,349	$35,349	$51,529	$51,529
Restricted cash	17,900	17,900	7,914	7,914
Accounts receivable, net	7,241	7,241	4,928	4,928
Due from affiliates	357	357	45	45
Due from Ashford Trust	4,805	4,805	5,293	5,293
Due from Braemar	1,591	1,591	1,996	1,996
Investments in unconsolidated entities	3,476	3,476	500	500
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$39,160	$39,160	$24,880	$24,880
Dividends payable	4,725	4,725	—	—
Due to affiliates	1,011	1,011	2,032	2,032
Other liabilities	13,868	13,868	8,418	8,418
Notes payable	36,810	34,705 to 38,359	17,345	16,071 to 17,763
Restricted investment. These financial assets are carried at fair value based on based on quoted market prices of the underlying investments. This is considered a Level 1 valuation technique.
Deferred compensation plan. The liability resulting from the deferred compensation plan is carried at fair value based on the closing prices of the underlying investments. This is considered a Level 1 valuation technique.
Contingent consideration. The liability associated with JSAV’s acquisition of BAV and RED’s acquisition of Sebago is carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our consolidated statements of operations. See note 9.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies
Purchase Commitment—As of December 31, 2019, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement and $0 of remaining purchase commitments related to our Braemar ERFP Agreement. See note 17.
Contingent Consideration—We had total acquisition-related contingent consideration liabilities outstanding of approximately $5.6 million and $0 primarily related to achievement of certain performance targets and stock consideration collars, as of December 31, 2019 and December 31, 2018, respectively. See note 5.
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
12. Income Taxes
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax benefit at federal statutory income tax rate	$2,955	$534	$3,665
State income tax expense, net of federal income tax benefit	(1,768)	804	(388)
Income passed through to common unit holders and noncontrolling interests	38	(36)	(2)
Permanent differences	(1,299)	(66)	(201)
Valuation allowance	(1,043)	8,887	(12,725)
Effect of the Tax Cuts and Jobs Act	—	—	(303)
Other	(423)	241	231
Total income tax (expense) benefit	$(1,540)	$10,364	$(9,723)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(1,309)	$(439)	$(3,305)
Foreign	(809)	(437)	(47)
State	(1,352)	(1,000)	(369)
Total current	(3,470)	(1,876)	(3,721)
Deferred:
Federal	2,828	10,646	(5,854)
Foreign	(189)	—	—
State	(709)	1,594	(148)
Total deferred	1,930	12,240	(6,002)
Total income tax (expense) benefit	$(1,540)	$10,364	$(9,723)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest and penalties of $11,000, $6,000 and $1,000 were paid or were due to taxing authorities for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$(431)	$(274)
Investments in unconsolidated entities and joint ventures	(2,430)	(488)
Capitalized acquisition costs	6,139	4,030
Deferred compensation	1,269	2,462
Accrued expenses	2,573	757
Equity-based compensation	8,722	6,282
Property and equipment	(7,940)	(3,418)
Intangibles	(79,295)	(41,931)
Deferred revenue	2,377	2,189
Net operating loss	4,307	2,835
Deferred tax asset	(64,709)	(27,556)
Valuation allowance	(4,812)	(3,950)
Net deferred tax asset (liability)	$(69,521)	$(31,506)
As of December 31, 2019, the Company has net operating loss carryforwards of approximately $17.5 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2036 and 2037.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions
During the third quarter of 2018, we determined that it was more likely than not that we would realize a significant portion of our deferred tax assets because we recorded a $43.7 million deferred tax liability in the third quarter of 2018, and the future reversal of deferred tax liabilities is a source of future taxable income that allows us to utilize our deferred tax assets. Accordingly, in the third quarter of 2018, we reversed the valuation allowance on our deferred tax assets by recording a $15.1 million deferred income tax benefit in the consolidated statement of operations. The deferred tax liability related to our Premier acquisition, and it is the result of recording our book basis in Premier's acquired intangible assets at fair value while the tax basis of these assets was recorded using the seller's carryover basis, which is lower than fair value.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of the year	$—	$—	$—
Gross increases for tax positions of prior years	218	—	—
Gross decreases for tax positions of prior years	—	—	—
Gross increases for tax positions of current year	253	—	—
Gross decreases for tax positions of current year	—	—	—
Settlements with taxing authorities	—	—	—
Statute of limitations expirations	—	—	—
Balance at the end of year	$471	$—	$—
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $471,000 as of December 31, 2019. The Company’s policy is to record penalty and interest as a component of income tax expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning November 1, 2017, in Mexico and the Dominican Republic. Tax years 2014 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
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
Capital Stock—In accordance with Ashford Inc.’s charter, we are authorized to issue 200 million shares of capital stock, consisting of 100 million shares common stock, par value $0.001 per share, 50 million shares blank check common stock, par value $0.001 per share, and 50 million shares preferred stock, par value $0.001 per share, 19,120,000 of which is designated as Series D Convertible Preferred Stock.
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2019	2018	2017
(Income) loss allocated to noncontrolling interests:
JSAV	$—	$58	$(49)
OpenKey	624	826	515
RED	(105)	68	—
Pure Wellness	(9)	(28)	38
Other	26	—	(146)
Total net (income) loss allocated to noncontrolling interests	$536	$924	$358

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A summary of the activity of the member interest units is as follow (in thousands):

	Year Ended December 31,
	2019	2018	2017
Units outstanding at beginning of year	4	4	4
Units redeemed for cash	—	—	—
Units outstanding at end of year	4	4	4
Units convertible/redeemable at end of year	4	4	4
Redeemable noncontrolling interest in other subsidiary common stock represented redeemable ownership interests in our consolidated subsidiaries, JSAV and OpenKey, for the years ended December 31, 2019 and 2018. See also notes 2, 5, 13 and 17 to our consolidated financial statements.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings (1)	$54	$(9)	$19
JSAV	247	361	136
OpenKey	682	1,086	1,329
Total net (income) loss allocated to redeemable noncontrolling interests	$983	$1,438	$1,484
________

(1)	Represents the 0.2% interest in Ashford LLC prior to our legal entity restructuring in April 6, 2017 and 0.2% in Ashford Holdings thereafter.

Convertible Preferred Stock—Our convertible preferred stock is included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable outside of the Company’s control.

On November 6, 2019, we completed the acquisition of Remington Lodging’s hotel management business and Marietta for $275 million, payable by the issuance of $275 million of a new Ashford Inc. Series D Convertible Preferred Stock. In the previous transaction for Remington Lodging’s project management business, the sellers received $203 million of Maryland Ashford’s

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series B Convertible Preferred Stock. For this transaction involving Remington Lodging’s hotel management business, that $203 million of Maryland Ashford’s Series B Convertible Preferred Stock was exchanged, pursuant to a merger transaction whereby Maryland Ashford became our wholly-owned subsidiary, for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, is outstanding).
Each share of Series D Convertible Preferred Stock (i) has a liquidation value of $25 per share, (ii) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until the first anniversary of the closing of the Transactions; (b) 6.99% per annum from the first anniversary of the closing of the Transactions until the second anniversary of the closing of the Transactions; and (c) 7.28% per annum thereafter, (iii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends, (iv) is convertible into voting common stock at $117.50 per share, and (v) provides for customary anti-dilution protections.
The Series D Convertible Preferred Stock is entitled to vote alongside our voting common stock on an as-converted basis, subject to the applicable voting limitations.
After June 30, 2026, we will have the option to purchase all or any portion of the Series D Convertible Preferred Stock, in $25.0 million increments, on a pro rata basis among all holders of the Series D Convertible Preferred Stock (subject to the ability of the holders to provide for an alternative allocation amongst themselves), at a price per share equal to (i) $25.125, plus (ii) all accrued and unpaid dividends (provided any holder of Series D Convertible Preferred Stock shall be entitled to exercise its right to convert its shares of Series D Convertible Preferred Stock into common stock not fewer than five business days before such purchase is scheduled to close).
The Series B Convertible Preferred Stock that was issued August 8, 2018, was exchanged for Series D Convertible Preferred Stock on November 6, 2019, in connection with the acquisition of Remington Lodging’s hotel management business and Marietta. The extinguishment of the Series B Convertible Preferred Stock resulted in a deemed contribution of $1.2 million based on the fair value of the exchanged Series D Convertible Preferred Stock of $201.1 million when compared to the book value of the Series B Convertible Preferred Stock of $202.3 million as of the acquisition date. Preferred dividends on the Series B Convertible Preferred Stock previously accrued at an annual rate of 5.50% in the first year, 6.00% in the second year, and 6.50% in the third year and each year thereafter.
Under the applicable authoritative accounting guidance, this increasing dividend rate feature results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” and “Series B Convertible Preferred Stock, net of discount” on our consolidated balance sheets. For the years ended December 31, 2019 and December 31, 2018, we recorded $1.9 million and $730,000, respectively, of amortization related to preferred stock discounts.
Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows:

	Year Ended December 31,
	2019	2018	2017
Preferred dividends	$14,435	$4,466	$—
Preferred dividends per share	$1.4775	$0.5500	$—
15. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 2,162,745 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2019, 262,989 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 592,230 shares of our common stock, or securities convertible into 592,230 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity-based compensation expense is primarily recorded in “salaries and benefits” expense in our consolidated statements of operations. The components of equity-based compensation expense for the years ended December 31, 2019, 2018 and 2017 are presented below by award type (in thousands):

	Year Ended December 31,
	2019	2018	2017
Equity-based compensation
Stock option amortization (1)	$8,313	$9,580	$7,535
Employee equity grant expense (2)	95	—	—
Director and other non-employee equity grants expense (3)	466	439	250
Pre-spin equity grants expense (4)	—	—	684
Total equity-based compensation	$8,874	$10,019	$8,469

Other equity-based compensation
REIT equity-based compensation (5)	$25,987	$31,899	9,394
	$34,861	$41,918	$17,863
________
(1) See Stock Options discussion below. As of December 31, 2019, the Company had approximately $10.6 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years. During the year ended December 31, 2018, we recorded approximately $2.5 million of equity-based compensation expense related to accelerated vesting of stock options, in accordance with the terms of the awards, as a result of the passing of an executive in March 2018.
(2) As of December 31, 2019, the Company had approximately $115,000 of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.3 years.
(3) Grants to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in general and administrative expense as the grants are fully vested on the date of grant. See Restricted Stock discussion below.
(4) As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants of common stock and LTIP units. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date. As of December 31, 2017, these equity grants were fully vested. See Restricted Stock discussion below.
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
As of December 31, 2019, we had outstanding stock option awards and restricted stock awards, as follows:
Stock Options—During the years ended December 31, 2019, 2018 and 2017, we granted 300,000, 267,000 and 334,000 stock options to employees with grant date fair values of $7.9 million, $10.4 million and $8.5 million, respectively. The grant price of the options was the market value of our stock on the date of grant. The options vest three years from the grant date with a maximum option term of ten years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We were not able to use the “simplified” method as described in SAB 107 and 110 because the options remain exercisable for the full contractual term upon termination. Therefore, we used an adjusted simplified method, where any options expected to be forfeited over the term of the option were assumed to be exercised at full term and all other options were assumed to be exercised at the midpoint of the average time-to-vest and the full contractual term. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate volatility, we utilized the weighted average of our own stock price volatility based on daily data points over our full trading history and the average of the most recent historical volatilities of our peer group commensurate with the option’s expected life (or full history if the peer had insufficient trading history).

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average assumptions used to value grant options are detailed below:

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$26.42	$38.93	$25.29
Weighted average assumptions used:
Expected volatility	39.0%	35.8%	34.9%
Expected term (in years)	6.5	6.5	6.5
Risk-free interest rate	2.6%	2.7%	2.0%
Expected dividend yield	—%	—%	—%
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2017	639	$64.53	7.70	$—
Granted	334	57.61	10.00	11,837
Exercised	—	—	—	—
Forfeited, canceled or expired	(1)	50.15	9.22	80
Outstanding, December 31, 2017	972	$62.17	7.67	$29,974
Granted	267	94.96	10.00	—
Exercised	—	45.59	7.53	3
Forfeited, canceled or expired	(3)	62.28	8.82	7
Outstanding, December 31, 2018	1,236	$69.26	7.21	$2,126
Granted	300	61.12	10.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(2)	70.67	9.10	—
Outstanding, December 31, 2019	1,534	67.66	6.79	—
Options exercisable at December 31, 2019	708	$65.63	5.01	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2019, the Company had approximately $10.6 million of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 1.3 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock—A summary of our restricted stock activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2019		2018		2017
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	—	$—	—	$—	1	$56.20
Restricted shares granted (1)	5	31.79	6	73.02	5	52.89
Restricted shares vested	(5)	31.79	(6)	73.02	(6)	53.64
Restricted shares forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	—	$—
________
(1) Equity-based compensation expense of $150,000, $405,000 and $250,000 was recognized in connection with stock grants of 5,000, 6,000 and 5,000 immediately vested restricted shares to our independent directors for the years ended December 31, 2019, 2018 and 2017, respectively. The restricted stock/units that vested during 2019 had a fair value of $150,000 at the date of vesting.
As a result of the spin-off, we assumed all of the unrecognized equity-based compensation associated with prior Ashford Trust equity grants. We recognized the equity-based compensation expense related to these assumed Ashford Trust equity grants through the April 2017 final vesting date. As of December 31, 2017, these equity grants were fully vested.
Deferred Stock Units—Beginning in 2019 under our existing 2014 Incentive Plan, our independent directors may elect to receive Deferred Stock Units (“DSU”) which allows deferral of immediate vesting common shares granted in the period until the earlier of the end of the director’s service or a change of control in the Company. DSUs are fully vested as of the grant date and may only be settled in the Company’s common stock.
A summary of our DSU activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2019		2018		2017
	DSUs	Weighted Average Price Per Share at Grant	DSUs	Weighted Average Price Per Share at Grant	DSUs	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	—	$—	—	$—	—	$—
DSUs granted (1)	7	31.79	—	—	—	—
DSUs settled	—	—	—	—	—	—
Outstanding at end of year	7	$—	—	$—	—	$—
________
(1) Equity-based compensation expense of $225,000 was recognized in connection with grants of 7,000 immediately vested DSUs to our independent directors for the year ended December 31, 2019. The DSUs that vested during 2019 had a fair value of $225,000 at the date of vesting.

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
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2019	2018	2017
Change in fair value
Unrealized gain (loss)	$5,732	$8,444	$(10,410)

Distributions
Fair value (1)	$113	$241	$229
Shares (1)	3	3	3
________
(1) Distributions made to one participant.
As of December 31, 2019 and 2018 the carrying value of the DCP liability was $4.7 million and $10.6 million, respectively.
AIM Incentive Awards—Effective January 15, 2015, Ashford Inc. established an incentive awards program (“AIM Incentive Awards”) for certain employees involved in the success of AIM. The awards were intended to be a cash bonus program. The awards were subject to vesting and may be forfeited upon termination of employment prior to the record date for the award period. Effective as of January 1, 2017, the value of the AIM Incentive Awards was fixed for each participant at the value of such participant's award as of the close of business on December 31, 2016. Award amounts were measured as of the month end prior to payment and paid out within 45 days of the applicable award vesting date. As of December 31, 2019, the AIM Incentive Awards program had expired. The AIM Incentive Awards obligation was carried in “accrued expenses” at the amortized fair value as of the end of the period with the related expense reflected as “salaries and benefits” in our consolidated statements of operations. As of December 31, 2019 and 2018, the carrying value of the AIM Incentive Awards liability was $0 and $121,000, respectively. For the years ended December 31, 2019, 2018 and 2017, we recorded salaries and benefits expense of $9,000, $77,000, and $200,000 respectively, related to the AIM Incentive Awards. During the years ended December 31, 2019, 2018 and 2017 participants were paid distributions of $130,000, $443,000 and $0, respectively.
401(k) Plan—Ashford LLC sponsors a 401(k) Plan. It is a qualified defined contribution retirement plan that covers employees 21 years of age or older who have completed one year of service and work a minimum of 1,000 hours annually. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service imposed limitations, to various investment funds. The Company makes matching cash contributions equal to 50% of up to the first 6% of an employee’s eligible compensation contributed to the 401(k) Plan. Participant contributions vest immediately, whereas company matches vest 25% annually. Our consolidated subsidiaries also sponsor qualified defined contributions. These 401(k) Plans cover employees 18 to 21 years of age or older with 0 to 1 year of service and offer company matches in discretionary amounts varying from 0% up to 100% of the first 3% of an employee’s eligible compensation and 50% of the next 2% of an employee’s eligible compensation contributed to the 401(k) Plan, with vesting periods varying from 0 to 6 years. Participant contributions vest immediately. For the years ended December 31, 2019, 2018 and 2017, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $867,000, $446,000, and $304,000, respectively. For the years ended December 31, 2019 and 2018, “cost of revenues for project management” on our consolidated statements of operations included matching expense of $169,000 and $47,000, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsidiary Compensation Plan—Our Remington subsidiary has an employee compensation plan under which it awards to employees, subject to vesting, shares of Ashford Trust and Braemar common stock, which were purchased on the open market. The compensation plan liability is based on ratably accrued vested shares through December 31, 2019, which are exercisable upon vesting. As of December 31, 2019, the subsidiary compensation plan accrued liability in the amount of $415,000 was recorded in “accrued expenses” in our consolidated balance sheets. For the year ended December 31, 2019, the related expense of $47,000, incurred subsequent to our acquisition of Remington, was included in “salaries and benefits” in our consolidated statements of operations. See note 9.
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
We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. Prior to June 26, 2018, the base fee was paid quarterly based on a declining sliding scale percentage of Ashford Trust’s total market capitalization plus the Key Money Asset Management Fee (defined as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of its consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.50% and 0.70% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness of the Ashford Trust ERFP Agreement on June 29, 2018, the base fee is paid monthly as a percentage of Ashford Trust’s total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. At December 31, 2019, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “reimbursed expenses.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in our advisory agreement.
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
Ashford Trust entered into hotel master management agreements with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Ashford Trust in 2003, as amended, and 2006. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Ashford Trust’s TRSs by Remington Lodging by entering into the Consolidated, Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Ashford Trust master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Ashford Trust master hotel management agreement between Remington Lodging and Ashford Trust remains in effect.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Year Ended December 31,
	2019	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$32,486	$35,482	$34,724
Incentive advisory fee (1)	—	1,809	1,809
Total advisory services revenue	32,486	37,291	36,533

Hotel management:
Base management fees	3,796	—	—
Incentive management fees	434	—	—
Total hotel management revenue (2)	4,230	—	—

Project management fees (3)	16,587	5,821	—
Audio visual revenue (4)	—	88	—

Other revenue
Debt placement fees (5)	1,294	5,094	913
Claim management services (6)	75	76	—
Lease revenue (7)	3,783	670	558
Other services (8)	1,784	1,968	997
Total other revenue	6,936	7,808	2,468

Cost reimbursement revenue	71,479	35,581	20,653

Total revenues	$131,718	$86,589	$59,654

REVENUE BY SEGMENT (9)
REIT advisory	$63,345	$72,343	$57,744
Remington	44,394	—	—
Premier	20,004	7,096	—
JSAV	—	88	—
OpenKey	111	97	77
Corporate and other	3,864	6,965	1,833
Total revenues	$131,718	$86,589	$59,654

COST OF REVENUES
Cost of audio visual revenues (4)	$7,438	$3,444	$90

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (4)	$16,897	$7,853	$201
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
Incentive advisory fee for the year ended December 31, 2018, includes the third year installment of the 2016 incentive advisory fee, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Ashford Trust advisory agreement. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2018 and 2017 measurement periods.

(2)
Hotel management revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenues for managing the hotel employees and daily operations of the hotels. Remington receives an incentive management fee equal to the lesser of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. See note 3 for discussion of the hotel management revenue recognition policy.

(3)
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

(5)	Debt placement fees are earned by Lismore for providing debt placement services.

(6)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(7)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. Our ERFP leases entered into in 2018 commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(8)
Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness.

(9)	See note 19 for discussion of segment reporting.
The following table summarizes amounts due (to) from Ashford Trust, net at December 31, 2019 and 2018 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2019	December 31, 2018
Ashford LLC	$(621)	$2,337
AIM	82	99
Remington	2,093	—
Premier	1,882	1,611
JSAV	1,070	826
OpenKey	2	2
Pure Wellness	297	418
Due from Ashford Trust	$4,805	$5,293
We are also a party to an amended and restated advisory agreement with Braemar and Braemar OP. Prior to January 15, 2019, the base fee was paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Upon effectiveness of the Braemar ERFP Agreement on January 15, 2019, the base fee is paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “reimbursed expenses.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
In addition to our advisory agreement with Braemar and Braemar OP, Premier is party to a master project management agreement with Braemar OP and Braemar TRS Yountville LLC, a limited liability company existing under the laws of the state of Delaware and wholly-owned subsidiary of Braemar OP (“Braemar TRS”) to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP.
In 2014, Braemar entered into a hotel master management agreement with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Braemar. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Braemar’s TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Braemar master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Braemar master hotel management agreement between Remington Lodging and Braemar remains in effect.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the revenues related to Braemar (in thousands):

	Year Ended December 31,
	2019	2018	2017
REVENUE BY TYPE
Advisory services revenue
Base advisory fee	$10,499	$9,423	$8,799
Incentive advisory fee (1)	678	678	1,274
Other advisory revenue (2)	521	521	277
Total advisory services revenue	11,698	10,622	10,350

Hotel management:
Base management fees	248	—	—
Incentive management fees	38	—	—
Total hotel management revenue (3)	286	—	—

Project management fees (4)	8,547	2,979	—
Audio visual revenue (5)	—	—	—

Other revenue
Debt placement fees (6)	704	999	224
Claims management services (7)	135	137	—
Lease revenue (8)	335	335	335
Other services (9)	1,277	857	41
Total other revenue	2,451	2,328	600

Cost reimbursement revenue	13,556	8,927	422

Total revenues	$36,538	$24,856	$11,372

REVENUE BY SEGMENT (10)
REIT advisory	$21,334	$19,507	$11,107
Remington	2,754	—	—
Premier	10,123	3,493	—
JSAV (11)	—	—	—
OpenKey	52	29	16
Corporate and other	2,275	1,827	249
Total revenue	$36,538	$24,856	$11,372

COST OF REVENUES
Cost of audio visual revenues (5)	$561	$3	$—

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$1,329	$7	$—
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
Incentive advisory fees for the year ended December 31, 2019, includes the second year installment of the 2018 incentive advisory fee, which will be paid in January 2020. Incentive advisory fees for the year ended December 31, 2018, includes the first year installment of the 2018 incentive advisory fee, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2017 and 2016 measurement periods.

(2)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

(3)
Hotel management revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenues for managing the hotel employees and daily operations of the hotels. Remington receives an incentive management fee equal to the lesser of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. See note 3 for discussion of the hotel management revenue recognition policy.

(4)
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

(5)
JSAV primarily contracts directly with customers to whom it provides audio visual services. JSAV recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Braemar, are recognized in “cost of revenues for audio visual” in our consolidated statements of operations. See note 3 for discussion of the audio visual revenue recognition policy.

(6)	Debt placement fees are earned by Lismore for providing debt placement services.

(7)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(8)
In connection with our legacy key money transaction with Braemar which commenced prior to 2019, we lease FF&E to Braemar rent-free. Consistent with our accounting treatment prior to adopting ASU 2016-02, a portion of the base advisory fee for leases, which commenced prior to our adoption, is allocated to lease revenue each period equal to the estimated fair value of the lease payments that would have been made.

(9)
Other services revenue is primarily associated with other hotel products and services, such as mobile key applications, marine vessel transportation and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey, RED and Pure Wellness.

(10)	See note 19 for discussion of segment reporting.
The following table summarizes amounts due (to) from Braemar, net at December 31, 2019 and 2018 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2019	December 31, 2018
Ashford LLC	$659	$941
Remington	(99)	—
Premier	750	949
JSAV	173	4
OpenKey	—	12
RED	105	60
Pure Wellness	3	30
Due from Braemar	$1,591	$1,996

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E. See notes 2 and 10.
The changes in our ERFP commitments to Ashford Trust and Braemar from inception of the programs in 2018 and 2019, respectively, through December 31, 2019, are as follows (in thousands):

	Ashford Trust	Braemar	Total
ERFP Commitments:
ERFP Commitments at January 1, 2018	$—	$—	$—
ERFP commitment—Hilton Alexandria Old Town	11,100	—	11,100
ERFP commitment—La Posada de Santa Fe	5,000	—	5,000
ERFP payment—Hilton Alexandria Old Town	(11,100)	—	(11,100)
ERFP payment—La Posada de Santa Fe	(5,000)	—	(5,000)
ERFP Commitments remaining at December 31, 2018	$—	$—	$—
ERFP commitment—Hilton Santa Cruz/Scotts Valley	5,000	—	5,000
ERFP commitment—The Embassy Suites New York Manhattan Times Square	19,500	—	19,500
ERFP payment—Hilton Santa Cruz/Scotts Valley	(5,000)	—	(5,000)
ERFP payment—The Embassy Suites New York Manhattan Times Square	(8,089)	—	(8,089)
ERFP commitment—Ritz-Carlton, Lake Tahoe	—	10,300	10,300
ERFP payment—Ritz-Carlton, Lake Tahoe	—	(10,300)	(10,300)
ERFP Commitments remaining at December 31, 2019 (1)	$11,411	$—	$11,411
________
(1)    See note 10.
Ashford Securities—On September 25, 2019, the Company announced the formation of Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. Ashford Securities will be a dedicated capital raising platform to fund investment opportunities sponsored and asset-managed by the Company.
In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement with Ashford Inc. in which Ashford Trust and Braemar agreed to contribute a combined contribution amount of up to $15.0 million to fund the operations of Ashford Securities. As of December 31, 2019, Ashford Trust and Braemar have funded approximately $2.5 million and $801,000, respectively. Of the total $3.3 million funded by the REITs during 2019, $1.2 million is recognized as cost reimbursement revenue in our consolidated statements of operations and the remaining $2.1 million is deferred income in our consolidated balance sheets as of December 31, 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Related Party Transactions—Prior to our acquisition of Remington Lodging, we reimbursed Remington Lodging and its subsidiaries, which were beneficially owned by Mr. Monty J. Bennett, our chairman and chief executive officer and Mr. Archie Bennett, Jr., Ashford Trust’s chairman emeritus, for various overhead expenses, including rent, payroll, office supplies, travel and accounting. These charges were allocated based on various methodologies, including headcount and actual amounts incurred, and the allocations were approved quarterly by Ashford Inc. and Remington Lodging management. Reimbursements prior to our November 6, 2019 acquisition of Remington Lodging are included in “general and administrative” and “cost of revenues for project management” expenses on the consolidated statements of operations. The charges totaled $6.6 million, $6.6 million and $5.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amounts due under these arrangements as of December 31, 2019 and 2018, were included in “due to affiliates” on our consolidated balance sheets.
At the beginning of each year, Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies of an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our consolidated balance sheets. See note 2.
“Equity in earnings (loss) of unconsolidated entities” in our consolidated statement of operations includes equity in earnings of $266,000 and $239,000 related to transactions between our unconsolidated entity, REA Holdings and each Ashford Trust and Braemar, respectively, for the year ended December 31, 2019.See note 2.
Ashford Trust held a 17.00% and 16.30% noncontrolling interest in OpenKey, and Braemar held an 8.58% and 8.21% noncontrolling interest in OpenKey as of December 31, 2019 and 2018, respectively. Ashford Trust invested $647,000, $667,000 and $983,000 in OpenKey during the years ended December 31, 2019, 2018 and 2017, respectively. Braemar invested $332,000, $2.0 million and $0 in OpenKey during the years ended December 31, 2019, 2018 and 2017, respectively. See also notes 1, 2, 13, and 14.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into in connection with Company’s acquisition of Remington Lodging from the Bennetts in November 2019. The gross amount of expenses and reimbursements for these transition services for the year ended December 31, 2019 was $73,000.
Premier, a subsidiary of the Company, provides, form time to time, project management services to Mr. Monty J. Bennett related to the construction or maintenance of Mr. Bennett’s personal residential properties for which we are reimbursed. The gross amount of expenses and reimbursements for these project management services for the year ended December 31, 2019 was $223,000.
The expenses and reimbursements for transition services and project management services are recorded on a net basis and, therefore, the reimbursed activity does not impact our consolidated statements of operations for the year ended December 31, 2019.
An officer of JSAV owns the JSAV headquarters property including the adjoining warehouse space. JSAV leases this property for $307,000 per year, with escalating lease payments based on increases in the Consumer Price Index. Rental expense for the years ended December 31, 2019, 2018 and 2017 was $307,000, $335,000 and $50,000, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(13,855)	$10,182	$(18,352)
Less: Dividends on preferred stock and amortization	(16,363)	(5,196)	—
Add: Deemed Contribution on preferred stock	1,161	—	—
Less: Undistributed net (income) allocated to unvested shares	—	(21)	—
Undistributed net income (loss) allocated to common stockholders	(29,057)	4,965	(18,352)
Distributed and undistributed net income (loss) - basic	$(29,057)	$4,965	$(18,352)
Effect of deferred compensation plan	(5,732)	(8,444)	—
Effect of incremental subsidiary shares	—	(1,447)	(1,465)
Distributed and undistributed net income (loss) - diluted	$(34,789)	$(4,926)	$(19,817)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,416	2,170	2,031
Effect of deferred compensation plan shares	152	103	—
Effect of incremental subsidiary shares	—	59	36
Weighted average common shares outstanding – diluted	2,568	2,332	2,067

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(12.03)	$2.29	$(9.04)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(13.55)	$(2.11)	$(9.59)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to unvested restricted shares	$—	$21	$—
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(54)	9	(19)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(929)	—	—
Dividends on preferred stock and amortization	15,202	5,196	—
Total	$14,219	$5,226	$(19)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	11	9	—
Effect of assumed exercise of stock options	20	163	34
Effect of assumed conversion of Ashford Holdings units	4	4	4
Effect of incremental subsidiary shares	159	—	—
Effect of assumed conversion of preferred stock	1,837	575	—
Total	2,031	751	38

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Segment Reporting
We have two business segments: (i) REIT Advisory, which provides asset management and advisory services to other entities, and (ii) Hospitality Products and Services (“HPS”), which provides products and services to clients primarily in the hospitality industry. HPS includes (a) Remington, which provides hotel management services, (b) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (c) JSAV, which provides event technology and creative communications solutions services, (d) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (e) RED, a provider of watersports activities and other travel and transportation services, (f) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry, (h) Lismore and REA Holdings, a provider of debt placement, real estate advisory and brokerage services. For 2019, OpenKey, RED, Marietta, Pure Wellness and Lismore and REA Holdings do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness and Lismore and REA Holdings into an “all other” sixth reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
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
Certain information concerning our segments for the years ended December 31, 2019, 2018 and 2017 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Year Ended December 31, 2019
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$44,184	$—	$—	$—	$—	$—	$44,184
Hotel management	—	4,526	—	—	—	—	4,526
Project management fees	—	—	25,584	—	—	—	25,584
Audio visual	—	—	—	110,609	—	—	110,609
Other	4,349	—	—	—	987	15,843	21,179
Cost reimbursement revenue (1)	36,168	42,761	4,996	—	—	1,243	85,168
Total revenues	84,701	47,287	30,580	110,609	987	17,086	291,250
EXPENSES
Depreciation and amortization	6,778	2,459	12,494	1,995	27	789	24,542
Other operating expenses (2)	—	2,555	11,821	110,815	3,399	64,705	193,295
Reimbursed expenses (1)	35,643	42,761	4,996	—	—	1,243	84,643
Total operating expenses	42,421	47,775	29,311	112,810	3,426	66,737	302,480
OPERATING INCOME (LOSS)	42,280	(488)	1,269	(2,201)	(2,439)	(49,651)	(11,230)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	(286)	(286)
Interest expense	—	—	—	(1,114)	(2)	(943)	(2,059)
Amortization of loan costs	—	—	—	(55)	(35)	(218)	(308)
Interest income	—	—	—	—	—	46	46
Other income (expense)	—	2	—	30	19	(48)	3
INCOME (LOSS) BEFORE INCOME TAXES	42,280	(486)	1,269	(3,340)	(2,457)	(51,100)	(13,834)
Income tax (expense) benefit	(9,861)	(140)	(1,248)	271	—	9,438	(1,540)
NET INCOME (LOSS)	$32,419	$(626)	$21	$(3,069)	$(2,457)	$(41,662)	$(15,374)
________

(1)
Our segments are reported net of eliminations upon consolidation. Approximately $1.4 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual and general and administrative expenses.

	Year Ended December 31, 2018
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$47,913	$—	$—	$—	$—	$47,913
Project management fees	—	8,802	—	—	—	8,802
Audio visual	—	—	81,186	—	—	81,186
Other	1,218	—	—	999	10,851	13,068
Cost reimbursement revenue	42,719	1,832	—	—	—	44,551
Total revenues	91,850	10,634	81,186	999	10,851	195,520
EXPENSES
Depreciation and amortization	706	4,358	2,221	27	607	7,919
Impairment	1,863	—	—	—	56	1,919
Other operating expenses (1)	—	3,428	79,193	4,510	55,043	142,174
Reimbursed expenses	42,515	1,832	—	—	—	44,347
Total operating expenses	45,084	9,618	81,414	4,537	55,706	196,359
OPERATING INCOME (LOSS)	46,766	1,016	(228)	(3,538)	(44,855)	(839)
Interest expense	—	—	(745)	—	(214)	(959)
Amortization of loan costs	—	—	(47)	(25)	(169)	(241)
Interest income	—	—	—	—	329	329
Other income (expense)	—	—	(883)	2	47	(834)
INCOME (LOSS) BEFORE INCOME TAXES	46,766	1,016	(1,903)	(3,561)	(44,862)	(2,544)
Income tax (expense) benefit	(11,146)	(239)	76	—	21,673	10,364
NET INCOME (LOSS)	$35,620	$777	$(1,827)	$(3,561)	$(23,189)	$7,820
________

(1)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual and general and administrative expenses.

	Year ended December 31, 2017
	REIT Advisory	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$46,883	$—	$—	$—	$46,883
Audio visual	—	9,186	—	—	9,186
Other	893	—	327	3,209	4,429
Cost reimbursement revenue	21,075	—	—	—	21,075
Total revenues	68,851	9,186	327	3,209	81,573
EXPENSES
Depreciation and amortization	804	319	25	810	1,958
Impairment	1,041	—	—	31	1,072
Other operating expenses (1)	—	9,655	3,478	54,998	68,131
Reimbursed expenses	20,934	—	—	—	20,934
Total operating expenses	22,779	9,974	3,503	55,839	92,095
OPERATING INCOME (LOSS)	46,072	(788)	(3,176)	(52,630)	(10,522)
Interest expense	—	(68)	—	(15)	(83)
Amortization of loan costs	—	(6)	(19)	(14)	(39)
Interest income	—	—	—	244	244
Other income (expense)	—	(47)	(12)	(12)	(71)
INCOME (LOSS) BEFORE INCOME TAXES	46,072	(909)	(3,207)	(52,427)	(10,471)
Income tax (expense) benefit	(17,915)	252	—	7,940	(9,723)
NET INCOME (LOSS)	$28,157	$(657)	$(3,207)	$(44,487)	$(20,194)
________

(1)	Other operating expenses includes salaries and benefits, cost of revenues for audio visual and general and administrative expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
For revenues by geographical locations, see note 3. The following table presents property and equipment, net by geographic area as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
United States	$110,972	$42,503
Mexico	4,762	4,996
All other countries	456	448
	$116,190	$47,947

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Concentration of Risk
During the years ended December 31, 2019, 2018 and 2017, our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Braemar. Additionally, Remington, Premier, OpenKey, RED, Pure Wellness and Lismore generated revenues through contracts with Ashford Trust and Braemar, as summarized in the table below, stated as a percentage of the consolidated subsidiaries’ total revenues:

	Year Ended December 31,
	2019	2018	2017
Percentage of total revenues from Ashford Trust and Braemar (1)
Remington	99.7%	—%	—%
Premier	98.5%	99.6%	—%
JSAV (2)	18.4%	9.8%	2.2%
OpenKey	16.5%	12.6%	28.4%
RED	10.8%	51.7%	—%
Pure Wellness	60.1%	58.8%	45.6%
Lismore	100.0%	100.0%	100.0%
________

(1)	See note 17 for details regarding our related party transactions.

(2)	Represents percentage of revenues earned by JSAV from customers at Ashford Trust and Braemar hotels. See note 2 for the discussion of audio visual revenue recognition policy.
As of December 31, 2019, our operations include consolidated JSAV net assets of $2.3 million and $581,000 located in Mexico and the Dominican Republic, respectively. As of December 31, 2018, our operations include consolidated JSAV net assets of $1.9 million and $267,000 located in Mexico and the Dominican Republic, respectively. For discussion of revenues by geographic location see note 3.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We are exposed to credit risk with respect to cash held at financial institutions that are in excess of the FDIC insurance limits of $250,000 and U.S. government treasury bond holdings. Our counterparties are investment grade financial institutions.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Total revenue	$63,320	$63,466	$56,889	$107,575	$291,250
Total operating expenses	60,778	62,523	63,690	115,489	302,480
Operating income (loss)	$2,542	$943	$(6,801)	$(7,914)	$(11,230)
Net income (loss)	$568	$(329)	$(6,591)	$(9,022)	$(15,374)
Net income (loss) attributable to the Company	$710	$112	$(6,156)	$(8,521)	$(13,855)
Net income (loss) attributable to common stockholders	$(2,572)	$(3,163)	$(9,428)	$(15,055)	$(30,218)
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(1.06)	$(1.28)	$(3.65)	$(6.31)	$(12.03)
Weighted average common shares outstanding - basic	2,419	2,462	2,580	2,202	2,416
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(1.13)	$(3.00)	$(3.94)	$(6.31)	$(13.55)
Weighted average common shares outstanding - diluted	2,449	2,717	2,782	2,206	2,568

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Total revenue	$48,168	$54,811	$41,565	$50,976	$195,520
Total operating expenses	53,204	43,941	53,069	46,145	196,359
Operating income (loss)	$(5,036)	$10,870	$(11,504)	$4,831	$(839)
Net income (loss)	$(5,835)	$8,932	$2,006	$2,717	$7,820
Net income (loss) attributable to the Company	$(5,723)	$8,960	$3,387	$3,558	$10,182
Net income (loss) attributable to common stockholders	$(5,723)	$8,960	$1,409	$340	$4,986
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(2.73)	$4.26	$0.67	$0.14	$2.29
Weighted average common shares outstanding - basic	2,094	2,095	2,109	2,381	2,170
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(2.84)	$0.93	$0.18	$(1.96)	$(2.11)
Weighted average common shares outstanding - diluted	2,115	2,487	2,337	2,652	2,332
_________________

(1)
The sum of the basic and diluted income (loss) attributable to common stockholders per share for the four quarters in 2019 and 2018 may differ from the full year basic and diluted income (loss) attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

22. Subsequent Events
On January 28, 2020, the Company made a cash payment of $1.0 million to the sellers of Sebago to settle our contingent consideration liability at the six month anniversary of the date of acquisition. See note 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our chief executive officer and chief financial officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2019, our internal control over financial reporting is effective. Management excluded Remington, which was acquired by the Company in November 2019, from its assessment of the effectiveness of internal control over financial reporting, as the Company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control for up to one year from the acquisition date. As of December 31, 2019, Remington represents 16% of total revenues and 44% of total assets of the consolidated financial statement amounts. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
14185 Dallas Parkway
Suite 1100
Dallas, Texas 75254
Opinion on Internal Control over Financial Reporting
We have audited Ashford Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 12, 2020 expressed an unqualified opinion thereon.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Remington Lodging & Hospitality, LLC, which was acquired on November 6, 2019, and whose financial statements constitute 16% of total revenues and 44% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Remington Lodging & Hospitality, LLC.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Dallas, Texas
March 12, 2020

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
See “Item 8. Financial Statements and Supplementary Data,” on pages 83 through 146 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits

Exhibit	Description
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

2.2.1	First Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2016) (File No. 001-36400)

Exhibit	Description
2.2.2	Second Amendment to Acquisition Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2016) (File No. 001-36400)
2.2.3	Amendment, Waiver and Consent Agreement, dated as of October 28, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 1, 2016) (File No. 001-36400)
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

2.5
Combination Agreement, dated as of May 31, 2019, between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, Ashford Inc., James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed on June 3, 2019) (File No. 001-36400)

2.5.1
First Amendment to Combination Agreement, dated as of July 17, 2019, between Monty J. Bennett, Archie Bennett, Jr., Remington Holdings, L.P., Remington Holdings GP, LLC, MJB Investments, LP, Ashford Inc., James L. Cowen, Jeremy J. Welter, Ashford Nevada Holding Corp. and Ashford Merger Sub Inc. (incorporated by reference to Exhibit 2.2 of Form 8-K, filed on July 19, 2019) (File No. 001-36400)

2.5.2
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

3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.2	Certificate of Designation of the Series D Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.3	Articles of Amendment to the Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.4	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
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

4.6	Form of Senior Indenture and (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.7	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.8	Form of Senior Debt Security (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.9*	Description of Securities

Exhibit	Description
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
10.12
Investment Management Agreement, dated as of December 10, 2014 between AHT SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2014) (File No. 001-36400)

10.13
Investment Management Agreement, dated as of December 10, 2014 between AHP SMA, LP and Ashford Investment Management, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.14
Investment Management Agreement, dated as of January 19, 2017, between AHT SMA, LP, a Delaware limited partnership, and Ashford Investment Management LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017) (File No. 001-36400)

10.15
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.16
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of April 6, 2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2017) (File No. 001-36400)

10.17
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.18
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.19
Commitment Letter, dated as of June 14, 2017, by and between Ashford Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed July 31, 2017) (File No. 001-36400)

10.20
Credit Agreement, dated as of November 1, 2017, by and between Presentation Technologies, LLC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.21
Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.22
Revolving Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.23
Draw Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.24
Equipment Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.25
Credit Agreement, dated as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N. A. and the other lenders party thereto (incorporated by reference to Exhibit 10-1 to the Current Report on 8-K filed on March 7, 2018)(File No. 001-36400)

10.25.1
First Amendment to Credit Agreement, dated as of March 21, 2018, effective as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 26, 2018) (File No. 001-36400)

10.25.2
Second Consent, Assumption and Modification Agreement, dated as of November 6, 2019, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.3 of Form 8-K/A filed on November 6, 2019 (File No. 001-36400)

10.26
Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018, among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of the Braemar Hotels & Resorts Inc.’s Form 8-K filed on April 23, 2018) (File No. 001-35972).

Exhibit	Description
10.26.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 18, 2019) (File No. 001-36400)

10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.33†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Jeremy Welter (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.34†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.35†
Amended and Restated Employment Agreement between Ashford Inc., Ashford Hospitality Services, LLC and Jeremy Welter, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2019) (File No. 001-36400)

10.36
Investor Rights Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and the parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.37
Merger Agreement and Registration Rights Agreement, dated November 6, 2019, by and among Ashford, Inc., Ashford Nevada Holding Corp., Ashford Merger Sub Inc., and solely for the purposes of Article V hereof, Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and the parties thereto.1.37 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.38
Non-Competition Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr. and Monty J. Bennett (incorporated by reference to Exhibit 10.3 of Form 8-k filed on November 6, 2019) (File No. 001-36400)

10.39
Transition Cost Sharing Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Ashford Nevada Holding Corp. and Remington Holdings, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.40
Hotel Services Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennet, MJB Investments, LP, Ashford Nevada Holding Corp., Remington Holdings, L.P., Ashford Hospitality Services LLC and Premier Project Management LLC (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.41*	Form of Restricted Stock Award Agreement
21*	List of subsidiaries of Ashford Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2020.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2020
Monty J. Bennett

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 12, 2020
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2020
Mark L. Nunneley

/s/ JEREMY WELTER	Co-President and Chief Operating Officer	March 12, 2020
Jeremy Welter

/s/ J. ROBISON HAYS, III	Co-President, Chief Strategy Officer and Director	March 12, 2020
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 12, 2020
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 12, 2020
Darrell T. Hail

/s/ W. MICHAEL MURPHY	Director	March 12, 2020
W. Michael Murphy

/s/ BRIAN WHEELER	Director	March 12, 2020
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 12, 2020
Uno Immanivong