Form 10-Q
period 2020-03-31
Ashford Inc.
filed 2020-06-25
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	2,527,498
(Class)	Outstanding at June 23, 2020

EXPLANATORY NOTE
On May 8, 2020, Ashford Inc. (the “Company”, “we” and “our”) filed a Current Report on Form 8-K (the “Form 8-K”) with the U.S. Securities and Exchange Commission (the “SEC”) indicating its reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). Specifically, the Company disclosed that it was unable to timely prepare and review the Quarterly Report due to circumstances related to COVID-19, including disruptions to the Company’s operations and business, the Company’s key accounting personnel responsible for assisting the Company in the preparation of its financial statements now being required to work remotely, and reductions in headcount and furloughs of accounting personnel. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q on or prior to the May 11, 2020 due date. Consistent with the Company’s statements made in the Form 8-K, this Quarterly Report for the three months ended March 31, 2020, has been filed on June 25, 2020 (which was within the permitted timeframe of the Order).

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$54,906	$35,349
Restricted cash	20,671	17,900
Restricted investment	340	1,195
Accounts receivable, net	14,949	7,241
Due from affiliates	121	357
Due from Ashford Trust	1,280	4,805
Due from Braemar	891	1,591
Inventories	1,577	1,642
Prepaid expenses and other	6,963	7,212
Total current assets	101,698	77,292
Investments in unconsolidated entities	3,712	3,476
Property and equipment, net	110,438	116,190
Operating lease right-of-use assets	32,254	31,699
Goodwill	66,834	205,606
Intangible assets, net	292,715	347,961
Other assets	3,023	276
Total assets	$610,674	$782,500
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$29,550	$39,160
Dividends payable	7,875	4,725
Due to affiliates	1,828	1,011
Deferred income	6,772	233
Deferred compensation plan	11	35
Notes payable, net	57,944	3,550
Finance lease liabilities	527	572
Operating lease liabilities	3,463	3,207
Other liabilities	22,713	19,066
Total current liabilities	130,683	71,559
Deferred income	11,478	13,047
Deferred tax liability, net	55,905	69,521
Deferred compensation plan	1,139	4,694
Notes payable, net	4,507	33,033
Finance lease liabilities	41,266	41,482
Operating lease liabilities	28,820	28,519
Other liabilities	430	430
Total liabilities	274,228	262,285
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of March 31, 2020 and December 31, 2019	474,870	474,060
Redeemable noncontrolling interests	4,120	4,131
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 2,459,887 and 2,202,580 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	288,114	285,825
Accumulated deficit	(430,731)	(244,084)
Accumulated other comprehensive income (loss)	(309)	(216)
Treasury stock, at cost, 3,873 and 1,638 shares at March 31, 2020 and December 31, 2019, respectively	(149)	(131)
Total equity (deficit) of the Company	(143,073)	41,396
Noncontrolling interests in consolidated entities	529	628
Total equity (deficit)	(142,544)	42,024
Total liabilities and equity (deficit)	$610,674	$782,500
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUE
Advisory services	$11,836	$10,920
Hotel management	6,124	—
Project management fees	3,938	6,442
Audio visual	29,674	30,975
Other	6,691	5,010
Cost reimbursement revenue	75,579	9,973
Total revenues	133,842	63,320
EXPENSES
Salaries and benefits	16,310	16,214
Cost of revenues for project management	1,451	1,473
Cost of revenues for audio visual	20,430	21,439
Depreciation and amortization	9,969	4,108
General and administrative	6,183	6,454
Impairment	178,213	—
Other	4,226	1,339
Reimbursed expenses	75,511	9,751
Total expenses	312,293	60,778
OPERATING INCOME (LOSS)	(178,451)	2,542
Equity in earnings (loss) of unconsolidated entities	236	(275)
Interest expense	(1,176)	(297)
Amortization of loan costs	(66)	(69)
Interest income	28	20
Realized gain (loss) on investments	(375)	—
Other income (expense)	(521)	(53)
INCOME (LOSS) BEFORE INCOME TAXES	(180,325)	1,868
Income tax (expense) benefit	2,085	(1,300)
NET INCOME (LOSS)	(178,240)	568
(Income) loss from consolidated entities attributable to noncontrolling interests	160	163
Net (income) loss attributable to redeemable noncontrolling interests	440	(21)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(177,640)	710
Preferred dividends, declared and undeclared	(7,875)	(2,791)
Amortization of preferred stock discount	(810)	(491)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(186,325)	$(2,572)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(84.73)	$(1.06)
Weighted average common shares outstanding - basic	2,199	2,419
Diluted:
Net income (loss) attributable to common stockholders	$(84.73)	$(1.13)
Weighted average common shares outstanding - diluted	2,199	2,449
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

NET INCOME (LOSS)	$(178,240)	$568
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	439	30
Unrealized gain (loss) on restricted investment	(856)	—
Less reclassification for realized (gain) loss on restricted investment included in net income	375	—
COMPREHENSIVE INCOME (LOSS)	(178,282)	598
Comprehensive (income) loss attributable to noncontrolling interests	160	163
Comprehensive (income) loss attributable to redeemable noncontrolling interests	389	(34)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(177,733)	$727
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
Equity-based compensation	257	—	2,187	—	—	—	—	3	2,190	—	—	—
Forfeiture of restricted common shares	—	—	13	—	—	(1)	(13)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1)	(5)	—	(5)	—	—	—
Amortization of preferred stock discount	—	—	—	(810)	—	—	—	—	(810)	—	810	—
Dividends declared - preferred stock	—	—	—	(3,938)	—	—	—	—	(3,938)	—	—	—
Dividends undeclared - preferred stock	—	—	—	(3,937)	—	—	—		(3,937)	—	—	—
Deferred compensation plan distribution	—	—	2	—	—	—	—	—	2	—	—	—
Employee advances	—	—	124	—	—	—	—	—	124	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	77	77	—	—	—
Reallocation of carrying value	—	—	(37)	—	—	—	—	(19)	(56)	—	—	56
Redemption value adjustment	—	—	—	(322)	—	—	—	—	(322)	—	—	322
Foreign currency translation adjustment	—	—	—	—	388	—	—	—	388	—	—	51
Unrealized gain (loss) on available for sale securities	—	—	—	—	(856)	—	—	—	(856)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	375	—	—	—	375	—	—	—
Net income (loss)	—	—	—	(177,640)	—	—	—	(160)	(177,800)	—	—	(440)
Balance at March 31, 2020	2,460	$2	$288,114	$(430,731)	$(309)	(4)	$(149)	$529	$(142,544)	19,120	$474,870	$4,120

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	$458	$65,901	8,120	$200,847	$3,531
Equity-based compensation	—	—	2,155	—	—	3	2,158	—	—	—
Acquisition of BAV Services	60	1	3,754	—	—	—	3,755	—	—	—
Investment in Real Estate Advisory Holdings LLC	17	—	1,000	—	—	—	1,000	—	—	—
Amortization of preferred stock discount	—	—	—	(491)	—	—	(491)	—	491	—
Dividends declared - preferred stock	—	—	—	(2,791)	—	—	(2,791)	—	—	—
Deferred compensation plan distribution	1	—	46	—	—	—	46	—	—	—
Employee advances	—	—	249	—	—	—	249	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	455	455	—	—	—
Reallocation of carrying value	—	—	(234)	—	—	(122)	(356)	—	—	356
Redemption value adjustment	—	—	—	111	—	—	111	—	—	(111)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(4)	(4)	—	—	—
Foreign currency translation adjustment	—	—	—	—	15	—	15	—	—	13
Net income (loss)	—	—	—	710	—	(163)	547	—	—	21
Balance at March 31, 2019	2,470	$25	$287,129	$(216,703)	$(483)	$627	$70,595	8,120	$201,338	$3,810
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(178,240)	$568
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	11,364	5,563
Change in fair value of deferred compensation plan	(3,577)	740
Equity-based compensation	2,049	2,158
Equity in (earnings) loss in unconsolidated entities	(236)	275
Deferred tax expense (benefit)	(3,322)	300
Change in fair value of contingent consideration	463	18
Impairment	178,213	—
Amortization of other assets	326	—
Amortization of loan costs	66	69
Realized loss on restricted investments	375	—
Write off of deferred loan costs	62	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(7,751)	(6,851)
Due from affiliates	236	(30)
Due from Ashford Trust	3,525	522
Due from Braemar	700	(35)
Inventories	59	(335)
Prepaid expenses and other	166	338
Operating lease right-of-use assets	1,055	412
Other assets	(52)	—
Accounts payable and accrued expenses	(9,097)	(4,448)
Due to affiliates	786	(734)
Other liabilities	3,184	4,512
Operating lease liabilities	(1,053)	(400)
Deferred income	4,999	(373)
Net cash provided by (used in) operating activities	4,300	2,269
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	—	(5,000)
Additions to property and equipment	(1,990)	(1,736)
Proceeds from disposal of property and equipment, net	57	—
Additional purchase price paid for Remington working capital adjustment	(1,293)	—
Acquisition of BAV	—	(4,332)
Investment in REA Holdings	—	(2,176)
Acquisition of assets related to RED	(147)	(499)
Net cash provided by (used in) investing activities	(3,373)	(13,743)
		(Continued)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Financing Activities
Payments for dividends on preferred stock	(4,725)	(2,791)
Payments on revolving credit facilities	(11,213)	(6,890)
Borrowings on revolving credit facilities	8,884	7,617
Proceeds from notes payable	29,462	6,577
Payments on notes payable	(819)	(413)
Payments on finance lease liabilities	(282)	(168)
Payments of loan costs	(290)	(41)
Forfeitures of restricted shares	(5)	—
Employee advances	124	249
Contributions from noncontrolling interest	77	455
Distributions to noncontrolling interests in consolidated entities	—	(4)
Net cash provided by (used in) financing activities	21,213	4,591
Effect of foreign exchange rate changes on cash and cash equivalents	188	(3)
Net change in cash, cash equivalents and restricted cash	22,328	(6,886)
Cash, cash equivalents and restricted cash at beginning of period	53,249	59,443
Cash, cash equivalents and restricted cash at end of period	$75,577	$52,557

Supplemental Cash Flow Information
Interest paid	$1,037	$211
Income taxes paid (refunded), net	(129)	91
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Ashford Inc. common stock consideration for BAV acquisition	$—	$3,755
Ashford Inc. common stock consideration for investment in REA Holdings	—	890
Distribution from deferred compensation plan	2	46
Capital expenditures accrued but not paid	876	852
Finance lease additions	21	137

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$35,349	$51,529
Restricted cash at beginning of period	17,900	7,914
Cash, cash equivalents and restricted cash at beginning of period	$53,249	$59,443

Cash and cash equivalents at end of period	$54,906	$39,953
Restricted cash at end of period	20,671	12,604
Cash, cash equivalents and restricted cash at end of period	$75,577	$52,557
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
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) project management services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford Hospitality Advisors, LLC (“Ashford LLC”), Ashford Hospitality Services, LLC (“Ashford Services”) and their respective subsidiaries.
We are currently the advisor to Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar from an ownership perspective, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
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
Shareholder Rights Plan
On March 13, 2020, we adopted a shareholder rights plan by entering into a Rights Agreement, dated March 13, 2020, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). We intend for the shareholder rights plan to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Our board of directors implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) that was paid on March 23, 2020, for each outstanding share of our common stock on March 23, 2020 (the “Record Date”), to our stockholders of record on that date. Each of those Rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series E Preferred Stock, par value $0.001 per share, at a price of $275 per one one-thousandth of a share of our Series E Preferred Stock represented by such a right, subject to adjustment. The Rights will expire on February 13, 2021 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company.
Initially, the Rights will be attached to all certificates representing our common stock, and no separate certificates evidencing the Rights (the “Rights Certificates”) will be issued. The Rights Agreement provides that, until the date on which the Rights separate and begin trading separately from our common stock (which we refer to as the “Distribution Date”) or earlier expiration or redemption of the Rights: (i) the Rights will be transferred with and only with the shares of our common stock; (ii) new certificates representing shares of our common stock issued after the Record Date or upon transfer or new issuance of shares of our common stock will contain a notation incorporating the Rights Agreement by reference; and (iii) the surrender for transfer of any certificates for shares of our common stock outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights (as defined in the Rights Agreement) being attached thereto, will also constitute the transfer of the Rights associated with the shares of our common stock represented by such certificate. The Distribution Date will occur, and the Rights would separate and begin

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

trading separately from the shares of our common stock, and Rights Certificates will be caused to evidence the Rights on the earlier to occur of:

i.
10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired Beneficial Ownership (as defined in the Rights Agreement) of 10% or more of the outstanding shares of our common stock (referred to, subject to certain exceptions, as “Acquiring Persons”) (or, in the event an exchange of the Rights for shares of our common stock is effected in accordance with certain provisions of the Rights Agreement and our board of directors determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or

ii.
10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the Beneficial Ownership by a person or group of 10% or more of the outstanding shares of our common stock.

The Rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock acquires any additional shares of our common stock without the approval of our board of directors, except that the Distribution Date will not occur as a result of our company, one of our subsidiaries, one of our employee benefit plans or a trustee for one of those plans, or Mr. Monty J. Bennett and certain of his affiliates and associates acquiring additional shares of our common stock, and those persons will not be Acquiring Persons.
If a person or group becomes an Acquiring Person at any time after the date of the Rights Agreement, with certain limited exceptions, the Rights will become exercisable for shares of our common stock (or, in certain circumstances, shares of our Series E Preferred Stock or other of our securities that are similar) having a value equal to two times the exercise price of the right. From and after the announcement that any person has become an Acquiring Person, if the Rights evidenced by a Rights Certificate are or were at any time on or after the earlier of: (i) the date of such announcement; or (ii) the Distribution Date acquired or beneficially owned by an Acquiring Person or an associate or affiliate of an Acquiring Person, such Rights shall become void, and any holder of such Rights shall thereafter have no right to exercise such Rights. In addition, if, at any time after a person becomes an Acquiring Person: (i) we consolidate with, or merge with and into, any other person; (ii) any person consolidates with us, or merges with and into us and we are the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of our common stock are or will be changed into or exchanged for stock or other securities of any other person (or of ours) or cash or any other property; or (iii) 50% or more of our consolidated assets or Earning Power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise of a right at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. Upon the occurrence of an event of the type described in this paragraph, if our board of directors so elects, we will deliver upon payment of the exercise price of a right an amount of cash or securities equivalent in value to the shares of common stock issuable upon exercise of a right. If we fail to meet that obligation within 30 days following of the announcement that a person has become an Acquiring Person, we must deliver, upon exercise of a right but without requiring payment of the exercise price then in effect, shares of our common stock (to the extent available) and cash equal in value to the difference between the value of the shares of our common stock otherwise issuable upon the exercise of a right and the exercise price then in effect. Our board of directors may extend the 30-day period described above for up to an additional 60 days to permit the taking of action that may be necessary to authorize sufficient additional shares of our Common Stock to permit the issuance of such shares of our Common Stock upon the exercise in full of the Rights.
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the novel coronavirus (COVID-19) is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

position and cash flow in 2020. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the compensation of its board of directors, executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.
As of March 31, 2020, the Company’s consolidated net worth was less than $23.2 million, which resulted in a breach of a financial covenant related to our credit agreement with Ashford Hospitality Holdings LLC, a subsidiary of the Company, Bank of America, N.A., as administrative agent and letters of credit issuer, and the lenders from time to time party thereto (the “Term Loan Agreement”). Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement (the “Fifth Amendment”). The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. As of March 31, 2020, our subsidiaries were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our JSAV and RED subsidiaries will violate debt covenants pursuant to certain existing debt agreements which have no recourse to Ashford Inc. As a result, JSAV and RED may be required to immediately repay debt balances of $20.2 million and $2.6 million, respectively, which have therefore been classified as current liabilities within our condensed consolidated balance sheet as of March 31, 2020. The JSAV and RED subsidiary loans, which are expected to violate debt covenants, are secured by the respective subsidiary’s tangible assets. All of our subsidiaries’ debt has no recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 6.
Based on these factors, as well as, our negative $29.0 million working capital position as of March 31, 2020, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenues from Ashford Trust and Braemar, two of the Company's key customers, because each of Ashford Trust and Braemar currently exhibits conditions that create substantial doubt about the ability for each to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenues remains subject to the discretion of the independent board members of each of Ashford Trust and Braemar, which is not within the Company's control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $35.0 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet as of March 31, 2020.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement (the “Extension Agreement”), related to the Ashford Trust Enhanced Return Funding Program (the “Ashford Trust ERFP Agreement”). Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of March 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9.
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of the COVID-19, effective March 21, 2020, the base salary for its Chief Executive Officer, Mr. Monty J. Bennett, will be temporarily reduced by 20% and the base salary for certain other Company officers, including its Chief Financial Officer and its other named executive officers, will be temporarily reduced by 15% until the effects of COVID-19 have subsided and it has been determined that the Company is in a healthy financial position. Any amounts relinquished pursuant to the reduction may be paid by the Company in the future.
On March 16, 2020, in light of the uncertainty created by the effects of COVID-19, each non-employee serving on the Board agreed to a 25% reduction in their annual cash retainers. In addition, effective as of May 14, 2020, the Board agreed further that this reduced amount would be payable 75% in cash and 25% in equity (common stock of Ashford Inc.). This arrangement will be

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

effective until such time as the Board determines in its discretion that the effects of COVID-19 have subsided. Any amounts relinquished pursuant to the reduction in fees may be paid by the Company in the future, as determined by the Board in its discretion.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. See note 11.
On March 20, 2020, Lismore Capital LLC (“Lismore”), a wholly owned subsidiary of the Company, entered into an agreement to seek modifications, forbearances or refinancings of Ashford Trust’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Ashford Trust’s mortgage and mezzanine debt (the “Ashford Trust Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Ashford Trust Financings upon execution of the Ashford Trust Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Ashford Trust does not complete, for any reason, Ashford Trust Financings during the term of the Ashford Trust Agreement equal to or greater than $4,114,740,601, then Ashford Trust shall offset, against any fees owed by Ashford Trust or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Ashford Trust to Lismore pursuant to this section equal to the product of (x) the amount of Ashford Trust Financings completed during the term of the Ashford Trust Agreement minus $4,114,740,601 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Ashford Trust Financing. As of March 31, 2020, the $5.0 million initial amount is recognized as deferred revenue, which will be recognized over the twelve month term, and a receivable in our condensed consolidated financial statements. See note14.
On March 20, 2020, Lismore entered into an agreement to seek modifications, forbearances or refinancings of Braemar’s loans (the “Braemar Agreement”). Pursuant to the Braemar Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Braemar on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels. For the purposes of the Braemar Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1,091,250,000, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. As of March 31, 2020, the $1.4 million initial amount is recognized as deferred revenue, which will be recognized over the twelve month term, and a receivable in our condensed consolidated financial statements. See note 14.
The accompanying condensed consolidated financial statements reflect the operations of our advisory and asset management business, hospitality products and services business, and entities that we consolidate. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2020.
In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of the three months ended March 31, 2019, revenue and operating expense line item amounts have been reclassified to conform to the presentation adopted in the fourth quarter of 2019. These reclassifications have no effect on total revenue, total operating expense or net income previously reported.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.81%	88.20%	47.75%	70.00%	84.21%	55.00%
Redeemable noncontrolling interests(1) (2)	0.19%	11.80%	26.38%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.87%	30.00%	15.79%	45.00%
	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$24	$2,522	$1,574	n/a	n/a	n/a
Redemption value adjustment, year-to-date	262	4	56	n/a	n/a	n/a
Redemption value adjustment, cumulative	377	788	2,153	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	337	130	47	15
Assets, available only to settle subsidiary’s obligations (7) (8)	n/a	57,819	1,593	1,712	20,806	216
Liabilities (9)	n/a	45,350	461	1,646	11,938	72
Notes payable (9)	n/a	20,017	—	—	7,686	—
Revolving credit facility (9)	n/a	135	—	40	246	—

	December 31, 2019
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.81%	88.20%	47.61%	70.00%	84.21%	55.00%
Redeemable noncontrolling interests(1) (2)	0.19%	11.80%	26.59%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.80%	30.00%	15.79%	45.00%
	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$98	$2,449	$1,584	n/a	n/a	n/a
Redemption value adjustment, year-to-date	(63)	784	64	n/a	n/a	n/a
Redemption value adjustment, cumulative	115	784	2,097	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	395	164	37	32
Assets, available only to settle subsidiary’s obligations (7)	n/a	56,824	1,881	1,852	19,277	250
Liabilities (9)	n/a	44,542	510	1,671	10,652	59
Notes payable (9)	n/a	17,785	—	—	6,275	—
Revolving credit facility (9)	n/a	2,599	—	45	106	—
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

(3)
Represents ownership interests in JSAV, which we consolidate under the voting interest model. JSAV provides event technology and creative communications solutions in the hospitality industry. See also notes 1, 10 and 11.

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

(6)
Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. RED is a provider of watersports activities and other travel and transportation services and includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida which was acquired by RED in 2019. We are provided a preferred return on our investment in RED’s legacy U.S. Virgin Islands operations and Sebago which is accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 10.

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

Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three months ended March 31, 2020 and 2019.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at March 31, 2020 and December 31, 2019. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three months ended March 31, 2020 and 2019. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	March 31, 2020	December 31, 2019
Carrying value of the investment in REA Holdings	$2,898	2,662
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Equity in earnings (loss) in unconsolidated entities	$236	$(275)
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
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of March 31, 2020 and December 31, 2019, property and equipment, net of accumulated depreciation, included assets related to our consolidated subsidiary Marietta Leasehold, L.P.’s (“Marietta”) finance lease of $43.8 million and $44.1 million, ERFP assets of $31.2 million and $33.5 million, audio visual equipment at JSAV of $15.4 million and $15.1 million and marine vessels at RED of $10.1 million and $10.1 million, respectively.
Other Liabilities—As of March 31, 2020 and December 31, 2019, other liabilities included reserves in the amount of $15.7 million and $10.8 million, respectively, related primarily to Ashford Trust and Braemar properties’ casualty insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, other liabilities also included $1.4 million and $2.2 million, respectively, of reserves for Remington health insurance claims, $500,000 and $500,000, respectively, of the remaining purchase price due to the sellers of BAV Services (“BAV”) 18 months after the acquisition date, subject to certain conditions, and reserves of $5.1 million and $4.6 million, respectively, for the fair value of contingent consideration due to the sellers of BAV. Other liabilities as of December 31, 2019 also included a $1.0 million accrual for contingent consideration due to the sellers of Sebago. See notes 4.
Revenue Recognition—See note 3.
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes, Mexico and Dominican Republic income taxes and U.S. Virgin Islands taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between our condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to the business. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
Recently Adopted Accounting Standards—In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. We adopted ASU 2017-04 effective January 1, 2020. See our Goodwill and Indefinite-Lived Intangible Assets accounting policy disclosed in note 5.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard effective January, 1, 2020, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We elected to prospectively adopt ASU 2018-15 effective January 1, 2020, in our condensed consolidated financial statements. The adoption of ASU 2018-15 resulted in reclassifying capitalized implementation costs of service contracts incurred in a hosting arrangement from “property and equipment, net” to “other assets” in our condensed consolidated balance sheets. Amortization of the service contracts will continue to be recorded in “reimbursed expenses” in our condensed consolidated statements of operations.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). ASU 2019-10 revised the mandatory adoption date for public business entities that meet the definition of a smaller reporting company to be effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact ASU 2016-13 and ASU 2019-10 may have on our condensed consolidated financial statements and related disclosures.

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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the base fee is paid monthly and ranges from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, as amended, subject to certain minimums. For Braemar, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in the advisory agreement, as amended, subject to certain minimums.
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
Hotel Management Revenue
Hotel management revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenues for managing the hotel employees and daily operations of the hotels, pursuant to the amended and restated hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lesser of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Audio Visual Revenue
Audio visual revenue primarily consists of revenue generated within our JSAV segment by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. We also evaluate whether it is appropriate to present: (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue; or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are generally subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of equipment, amortization of signing bonuses, as well as other costs such as supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal.
Other Revenue
Other revenue includes revenues provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement fees include revenues earned from providing placement, modifications, forbearances or refinancings of certain mortgage debt by Lismore. These fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan has closed. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three months ended March 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
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
Under our project management agreements and hotel management agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust, Braemar and other hotel owners, with no added mark-up. Project management costs primarily consist of costs for accounting, overhead and project manager services. Hotel management costs primarily consist of the properties’ payroll, payroll taxes and benefits related expenses at managed properties where we are the employer of the employees at the properties as provided for in our contracts with the Ashford Trust, Braemar and other hotel owners.
We recognize revenue within the “cost reimbursement revenue” in our condensed consolidated statements of operations when the amounts may be billed to Ashford Trust, Braemar and other hotel owners, and we recognize expenses within “reimbursed expenses” in our condensed consolidated statements of operations as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
Certain of our consolidated entities enter into contracts with customers that contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

based on our consolidated entities’ overall pricing objectives taking into consideration market conditions and other factors, including the customer and the nature and value of the performance obligations within the applicable contracts.
Deferred Income and Contract Balances
Deferred income primarily consists of customer billings in advance of revenues being recognized from our advisory agreements and other hospitality products and services contracts. Generally, deferred income that will be recognized within the next twelve months is recorded as current deferred income and the remaining portion is recorded as noncurrent. The increase in the deferred income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenues recognized that were included in the deferred income balance at the beginning of the period. The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2020	2019
Balance as of January 1	$13,280	$13,544
Increases to deferred income	7,082	2,072
Recognition of revenue (1)	(2,112)	(2,445)
Balance as of March 31	$18,250	$13,171
________

(1)
Deferred income recognized in the three months ended March 31, 2020, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $931,000 of audio visual revenue and (c) $627,000 of “other services” revenue earned by our hospitality products and services companies. Deferred income recognized in the three months ended March 31, 2019, includes (a) $770,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.0 million of audio visual revenue and (c) $636,000 of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, and (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at March 31, 2020.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $14.9 million and $7.2 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $1.3 million and $4.8 million in “due from Ashford Trust”, and $891,000 and $1.6 million included in “due from Braemar” related to REIT advisory services at March 31, 2020 and December 31, 2019, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2020 and 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregated Revenue
Our revenues were comprised of the following for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Advisory services revenue:
Base advisory fee	$11,537	$10,622
Incentive advisory fee	170	170
Other advisory revenue	129	128
Total advisory services revenue	11,836	10,920

Hotel management:
Base fee	6,124	—

Project management revenue	3,938	6,442

Audio visual revenue	29,674	30,975

Other revenue:
Debt placement fees (2)	128	1,354
Claims management services	57	41
Lease revenue	—	1,030
Other services (3)	6,506	2,585
Total other revenue	6,691	5,010

Cost reimbursement revenue	75,579	9,973

Total revenue	$133,842	$63,320

REVENUE BY SEGMENT (1)
REIT advisory	$20,957	$20,616
Remington	70,456	—
Premier	5,152	7,790
JSAV	29,674	30,975
OpenKey	522	257
Corporate and other	7,081	3,682
Total revenue	$133,842	$63,320
________

(1)
We have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness, Lismore and REA Holdings into an “all other” category, which we refer to as “Corporate and Other.” See note 16 for discussion of segment reporting.

(2)	Debt placement fees are earned by Lismore for providing placement, modification, forbearance or refinancing services to Ashford Trust and Braemar.

(3)
Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and third parties, and the revenues of Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$21,758	$23,142
Mexico	6,471	5,728
Dominican Republic	1,445	2,105
	$29,674	$30,975
4. Acquisitions
Remington
On November 6, 2019, we completed the acquisition of Remington Lodging’s hotel management business and Marietta for $275 million in consideration in the form of 11,000,000 shares of Series D Convertible Preferred Stock of Ashford Inc. Remington provides hotel management services primarily to hotels owned by Ashford Trust and Braemar. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. The results of operations of Remington are included in our condensed consolidated financial statements from the date of acquisition.
Marietta leases a single hotel and convention center property in Marietta, Georgia, from the City of Marietta and earns revenues from the operation of this hotel property. The hotel property is managed by Remington as part of the Hilton brand of hotels and offers hotel and conference center services. Marietta’s revenue and operating expenses are included in “other” revenue and “other” operating expenses, respectively, in the condensed consolidated statements of operations. The lease, which expires on December 31, 2054, was classified as a finance lease. The right-of-use asset was adjusted at the acquisition date by approximately $4.2 million for favorable lease terms compared to market terms. The results of operations of Marietta are included in our condensed consolidated financial statements from the date of acquisition.
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
As of March 31, 2020, we have finalized the valuation of the acquired assets and liabilities associated with the acquisition. The final fair value analysis resulted in a $40.9 million adjustment to reduce the value of the acquired management contracts to their estimated fair value and a corresponding increase to goodwill on our consolidated balance sheet during the first quarter of 2020. We also recorded an adjustment of approximately $10.3 million to reduce the deferred tax liability and a corresponding decrease to goodwill. Additionally, the purchase price adjustment related to working capital was finalized and paid in the first quarter of 2020 resulting in a $1.3 million increase in the fair value of the purchase price.
The fair value of the purchase price and final allocation of the purchase price are as follows (in thousands):

Series D Convertible Preferred Stock	$275,000
Preferred stock discount	(2,550)
Working capital adjustments	1,341
Total fair value of purchase price	$273,791

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Fair Value	Estimated Useful Life
Current assets including cash	$27,661
Assets acquired under finance leases (1)	44,294	35 years
Property and equipment, net	466
Operating lease right-of-use assets	24,649
Goodwill	175,653
Trademarks	10,400
Management contracts	107,600	22 years
Total assets acquired	390,723
Current liabilities	23,740
Finance lease liabilities, current	331
Operating lease liabilities, current	2,038
Deferred tax liability	28,439
Finance lease liabilities, non-current	39,773
Operating lease liabilities, non-current	22,611
Total assumed liabilities	116,932
Net assets acquired	$273,791
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
Results of Remington
The results of operations of Remington have been included in our results of operations since the acquisition date. Our condensed consolidated statement of operations for the three months ended March 31, 2020 include total revenues from Remington of $70.5 million. In addition, our condensed consolidated statement of operations for the three months ended March 31, 2020 include net loss from Remington of $127.3 million which includes goodwill impairment of $121.0 million and impairment of trademarks of $5.5 million . The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
Sebago
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. owns an approximately 84% interest in the common equity of RED.
The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar which the Company settled in the first quarter of 2020 with a cash payment of $1.0 million to the sellers of Sebago. The issued Ashford Inc. shares were determined using a 30-Day VWAP of $33.24 and had an estimated fair value of approximately $4.5 million as of the acquisition date.
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
The fair value of the purchase price and preliminary allocation of the purchase price is as follows (in thousands):

Cash	$2,500
Less working capital adjustments	(74)
Fair value of Ashford Inc. common stock issued	4,547
Purchase price consideration	$6,973

	Fair Value	Estimated Useful Life
Current assets	$76
Marine vessels	2,220	20 years
FF&E	1,530	20 years
Operating lease right-of-use assets	391
Goodwill	1,235
Trademarks	490
Boat slip rights	3,100	20 years
Total assets acquired	9,042
Current liabilities	291
Noncurrent liabilities	1,778
Total assumed liabilities	2,069
Net assets acquired	$6,973
We expect approximately $1.2 million of the goodwill balance to be deductible by Ashford Inc. for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Sebago’s operations through our relationship with RED.
Results of Sebago
The results of operations of Sebago have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three months ended March 31, 2020, include total revenues from Sebago of $1.4 million. In addition, our condensed consolidated statements of operations for the three months ended March 31, 2020, include net loss from Sebago of $9,000. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
BAV
On March 1, 2019, JSAV acquired a privately-held company, BAV. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%.
Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a 30-Day VWAP of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. In the first quarter of 2020, BAV achieved the maximum contingent consideration related performance target allowed resulting in a liability of $3.0 million being recorded in “other liabilities” in our condensed consolidated balance sheets. Additionally, the transaction included a stock consideration

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our consolidated statements of operations. See notes 7 and 17 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
The acquisition of BAV was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of BAV and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. As of March 31, 2020, we have finalized the valuation of the acquired assets and liabilities associated with the acquisition.
The fair value of the purchase price and final allocation of the purchase price is as follows (in thousands):

Term loan	$5,000
Less working capital adjustments	(733)
Fair value of Ashford Inc. common stock issued	3,748
Consideration payable	500
Fair value of contingent consideration	1,384
Purchase price consideration	$9,899

	Fair Value	Estimated Useful Life
Current assets	$754
FF&E	1,983	5 years
Operating lease right-of-use assets	165
Goodwill	4,827
Trademarks	440
Customer relationships	2,800	15 years
Total assets acquired	10,969
Current liabilities	639
Noncurrent liabilities	431
Total assumed liabilities	1,070
Net assets acquired	$9,899
We expect approximately $4.8 million of the goodwill balance to be deductible by Ashford Inc. for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding BAV’s operations through our relationship with JSAV.
Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, include total revenues from BAV of $2.8 million and $1.7 million, respectively. In addition, our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, include net income from BAV of $606,000 and $253,000, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Remington, Sebago and BAV acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2019, and the removal of $406,000 and $750,000 of transaction costs directly attributable to the acquisitions for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenue	$133,842	$146,790
Net income (loss)	(177,834)	1,085
Net income (loss) attributable to common stockholders	(185,919)	(7,639)
5. Goodwill and Intangible Assets, net
Impairment of Goodwill and Intangible Assets —During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million.
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. We engaged a third-party valuation expert to assist us in performing an interim quantitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of March 31, 2020. The fair value estimates for all reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach. See note 7.
Based on our quantitative assessment, we determined that the fair values of Remington and Premier were less than the carrying values of these reporting units. The carrying value of Remington was reduced by a $5.5 million impairment of the Remington trademarks prior to assessing goodwill for impairment. The excess carrying value of Remington and Premier over the estimate of fair value was recorded in “impairment” on our condensed consolidated statements of operations. As of March 31, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier segment had no goodwill remaining.
Intangible Assets
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues. The Remington and JSAV trademarks were written down to $4.9 million and $1.5 million, respectively, based on a valuation using the relief-from-royalty method.
The changes in the carrying amount of goodwill for the three months ended March 31, 2020, are as follows (in thousands):

	Remington	Premier	JSAV	Corporate and Other	Consolidated
Balance at December 31, 2019	$143,854	$49,524	$10,211	$2,017	$205,606
Changes in goodwill:
Adjustments (1)	31,800	—	—	—	31,800
Impairments (2)	(121,048)	(49,524)	—	—	(170,572)
Balance at March 31, 2020	$54,606	$—	$10,211	$2,017	$66,834
________
(1) The adjustment to Remington goodwill relates to changes in our final valuation of the acquired assets and liabilities associated with the acquisition of Remington. See note 4.
(2) See explanation of impairment charges above.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible assets, net as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$(5,762)	$101,838	$148,500	$(2,436)	$146,064
Premier management contracts	194,000	(19,980)	174,020	194,000	(16,830)	177,170
JSAV customer relationships	9,319	(2,453)	6,866	9,319	(2,173)	7,146
RED boat slip rights	3,100	(109)	2,991	3,100	(70)	3,030
Pure Wellness customer relationships	175	(105)	70	175	(96)	79
Other	47	(7)	40	44	(3)	41
	$314,241	$(28,416)	$285,825	$355,138	$(21,608)	$333,530

	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$10,400	$(5,500)	$4,900	$10,300	$—	$10,300
JSAV trademarks	3,641	(2,141)	1,500	3,641	—	3,641
RED trademarks	490	—	490	490	—	490
	$14,531	$(7,641)	$6,890	$14,431	$—	$14,431
Amortization expense for definite-lived intangible assets was $6.8 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	March 31, 2020	December 31, 2019
Term loan (7)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to 2.25% or LIBOR (2) + 3.00% to 3.25%	$35,000	$10,000
Term loan (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	12,300	12,642
Revolving credit facility (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	135	2,599
Equipment note (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	6,017	3,393
Draw term loan (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	1,700	1,750
Revolving credit facility (5) (10)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	40	45
Term loan (6) (11)	RED	April 5, 2025	Prime Rate (4) + 1.75%	581	605
Revolving credit facility (6) (12)	RED	May 5, 2020	Prime Rate (4) + 1.75%	246	106
Draw term loan (6) (13)	RED	December 5, 2026	Prime Rate (4) + 1.75%	1,375	1,400
Term loan (6) (14)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,592	1,636
Term loan (5) (15)	RED	July 17, 2029	6.0% (16)	1,663	1,674
Term loan (5) (16)	RED	July 17, 2022	6.5%	900	960
Draw term loan (5) (17)	RED	February 5, 2028	Prime Rate (4) + 2.00%	1,575	—
Notes payable				63,124	36,810
Less deferred loan costs, net				(673)	(227)
Notes payable less net deferred loan costs				62,451	36,583
Less current portion				(57,944)	(3,550)
Notes payable, net - non-current				$4,507	$33,033
__________________

(1)	Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(2)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.

(3)	The one-month LIBOR rate was 0.99% and 1.76% at March 31, 2020 and December 31, 2019, respectively.

(4)	Prime Rate was 3.25% and 4.75% at March 31, 2020 and December 31, 2019, respectively.

(5)	Creditors do not have recourse to Ashford Inc.

(6)	Creditors have recourse to Ashford Inc.

(7)
On March 19, 2020, the Company amended and restated the senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance of the senior revolving credit facility, borrowing $35 million under the term loan in the aggregate. The Term Loan Agreement has a four year term and a maximum principal amount of $35 million. Principal payments of 1.25% of the outstanding balance are payable on the last business day of each fiscal quarter commencing June 30, 2020. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds which if not met increase the principal payment due each quarter from 1.25% to 5.0% of the outstanding principal balance. The Company is also subject to certain financial covenants. See covenant compliance discussion below.

(8)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing term loan and borrowed an additional $5.0 million. The revolving credit facility was also amended to increase the borrowing capacity from $3.0 million to $3.5 million. In connection with the term loan, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at March 31, 2020 and December 31, 2019, was not material.

(9)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing equipment note and draw term note to increase the borrowing capacity to $8.0 million and $2.4 million, respectively. All the loans are partially secured by a security interest on all of the assets and equity interests of JSAV.

(10)	On April 6, 2017, Pure Wellness entered into a $100,000 line of credit.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(11)	On March 23, 2018, RED entered into a term loan of $750,000.

(12)	On February 28, 2019, RED renewed its $250,000 revolving credit facility.

(13)	On February 27, 2019, RED entered into a draw term loan in the amount of $1.4 million.

(14)	On August 31, 2018, RED entered into a term loan of $1.8 million.

(15)
On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.

(16)	On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.1 million.

(17)	On March 24, 2020, RED entered into a draw term loan with a maximum aggregate principal amount of $1.9 million. The draw term loan requires payment of interest only until March 5, 2021.

We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our lines of credit, even if repayment of some or all of our borrowings is not required. As of March 31, 2020, the Company’s consolidated net worth was less than $23.2 million, which resulted in a breach of a financial covenant related to our Term Loan Agreement. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. As of March 31, 2020, our subsidiaries were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our JSAV and RED subsidiaries will violate debt covenants pursuant to certain existing debt agreements which have no recourse to Ashford Inc. As a result, JSAV and RED may be required to immediately repay debt balances of $20.2 million and $2.6 million, respectively, which have therefore been classified as current liabilities within our condensed consolidated balance sheet as of March 31, 2020. The JSAV and RED subsidiary loans, which are expected to violate debt covenants, are secured by the respective subsidiary’s tangible assets. All of our subsidiaries’ debt has no recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See notes 1 and 17.
7. Fair Value Measurements
Fair Value Hierarchy—Our assets and liabilities measured at fair value, either on a recurring or a non-recurring basis, are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market place as discussed below:
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Assets
Restricted Investment:
Ashford Trust common stock	$259	(2)	$—		$—	$259
Braemar common stock	81	(2)	—		—	81
Total	$340		$—		$—	$340
Liabilities
Contingent consideration	$(2,072)	(1)	$—		$—	$(2,072)
Subsidiary compensation plan	—		(42)	(2)	—	(42)
Deferred compensation plan	(1,150)		—		—	(1,150)
Total	$(3,222)		$(42)		$—	$(3,264)
Net	$(2,882)		$(42)		$—	$(2,924)
__________________
(1) Represents the fair value of the contingent consideration liability of $2.1 million related to the stock consideration collar associated with JSAV’s acquisition of BAV. The contingent consideration liabilities are reported as “other liabilities” in our condensed consolidated balance sheets. See notes 1 and 4.
(2) The assets acquired in our acquisition of Remington Lodging included shares of common stock of Ashford Trust and Braemar purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through March 31, 2020, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
December 31, 2019
Assets
Restricted Investment:
Ashford Trust common stock	$768	(3)	$—		$—		$768
Braemar common stock	427	(3)	—		—		427
Total	$1,195		$—		$—		$1,195
Liabilities
Contingent consideration	$(2,668)	(1)	$—		$(2,959)	(2)	$(5,627)
Subsidiary compensation plan	—		(415)	(3)	—		(415)
Deferred compensation plan	(4,729)		—		—		(4,729)
Total	$(7,397)		$(415)		$(2,959)		$(10,771)
Net	$(6,202)		$(415)		$(2,959)		$(9,576)
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
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of BAV, which is reported within “other liabilities” in our consolidated balance sheets. See notes 1 and 4.
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
The following tables presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance at December 31, 2019	$(2,959)
Acquisitions	—
Gains (losses) included in earnings (1)	(41)
Dispositions and settlements	—
Transfers into/out of Level 3 (2)	3,000
Balance at March 31, 2020	$—
__________________

(1)	Reported as “other” operating expense in our condensed consolidated statements of operations.

(2)
Includes JSAV’s contingent consideration associated with the acquisition of BAV in March of 2019. As of March 31, 2020, BAV fully achieved the operating performance targets during the earn-out period, in accordance with the applicable agreement. The final liability owed to the sellers of BAV is reported in our condensed consolidated balance sheets within “other liabilities”.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Goodwill
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. As a result of our reduced cash flow projections and the significant decline in our market capitalization due to the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill as of March 31, 2020, in which we compared the fair value of the reporting units to their carrying value. We engaged a third-party valuation expert to assist us in performing this assessment. The fair value estimates for all reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our cash flow assumptions were based on the actual historical performance of the reporting unit and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery due to the COVID-19 pandemic. The projected cash flows were based on management’s expectation of the timing of recovery from the economic downturn under various scenarios. The significant estimates used in the market approach model included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the first quarter of 2020. As of March 31, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier segment had no goodwill remaining. We may continue to record impairment charges in the future due to the long-term economic impact and near-term financial impacts of the COVID-19 pandemic.
Indefinite-Lived Intangible Assets
As a result of our reduced cash flow projections and the significant decline in our market capitalization due to the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues. The Remington and JSAV trademarks were written down to $4.9 million and $1.5 million, respectively, based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues.
Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, JSAV customer relationships and RED boat slip rights resulting from our acquisitions. We performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying value. The undiscounted cash flows exceeded the carrying value and therefore the assets were not impaired as of March 31, 2020, and no further evaluation was required.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2020	2019
Assets
Restricted investment: (1)
Ashford Trust common stock	$(214)	$—
Braemar common stock	(161)	—
Goodwill	(170,572)	—
Intangible assets, net	(7,641)	—
Total	$(178,588)	$—
Liabilities
Contingent consideration (2)	$(463)	$(18)
Subsidiary compensation plan (3)	202	—
Deferred compensation plan (3)	3,577	(740)
Total	$3,316	$(758)
Net	$(175,272)	$(758)
__________________

(1)	Represents the realized loss on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.

(2)
Represents the changes in fair value of the contingent consideration liabilities related to the achievement of certain performance targets and stock consideration collars associated with the acquisition of BAV. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations. See note 4.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2020
Equity securities (1)	$1,196	$—	$(856)	$340
__________________

(1)
Distribution of $171,000 of available-for-sale securities were recognized in the three months ended March 31, 2020. Unrealized losses of $856,000 associated with the available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2019
Equity securities (1)	$1,309	$—	$(114)	$1,195
__________________

(1)
No distributions of available-for-sale securities occurred as of December 31, 2019. Unrealized losses of $114,000 associated with the available-for-sale securities included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

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

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$340	$340	$1,195	$1,195
Financial liabilities measured at fair value:
Deferred compensation plan	$1,150	$1,150	$4,729	$4,729
Contingent consideration	2,072	2,072	5,627	5,627
Financial assets not measured at fair value:
Cash and cash equivalents	$54,906	$54,906	$35,349	$35,349
Restricted cash	20,671	20,671	17,900	17,900
Accounts receivable, net	14,949	14,949	7,241	7,241
Due from affiliates	121	121	357	357
Due from Ashford Trust	1,280	1,280	4,805	4,805
Due from Braemar	891	891	1,591	1,591
Investments in unconsolidated entities	3,712	3,712	3,476	3,476
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$29,550	$29,550	$39,160	$39,160
Dividends payable	7,875	7,875	4,725	4,725
Due to affiliates	1,828	1,828	1,011	1,011
Other liabilities	21,071	21,071	13,868	13,868
Notes payable	63,124	58,277 to 64,411	36,810	34,705 to 38,359
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
Contingent consideration. The liability associated with JSAV’s acquisition of BAV is carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our condensed consolidated statements of operations. See note 7.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from affiliates, due from Ashford Trust, due from Braemar, accounts payable and accrued expenses, dividends payable, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Investments in unconsolidated entities. The carrying value of the asset resulting from investment in unconsolidated entities approximates fair value based on recent observable transactions. This is considered a level 2 valuation technique. See note 2.
Notes payable. The fair value of notes payable is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Commitments and Contingencies
Purchase Commitment—As of March 31, 2020, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
Contingent Consideration—We had total acquisition-related contingent consideration liabilities outstanding of approximately $5.1 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively, primarily related to achievement of certain performance targets and stock consideration collars. See notes 4 and 17.
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
10. Equity (Deficit)
Shareholder Rights Plan—On March 13, 2020, our board of directors adopted a shareholder rights plan (the “2020 Rights Agreement”). The 2020 Rights Agreement is intended to improve the bargaining position of our board of directors in the event of an unsolicited offer to acquire our outstanding shares of common stock. Pursuant to the 2020 Rights Agreement, our board of directors declared a dividend of one preferred share purchase right (a “Right”) payable on March 23, 2020, for each outstanding share of common stock, par value $0.001 per share, outstanding on March 23, 2020 to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series E Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the Rights is de minimis.
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended March 31,
	2020	2019
(Income) loss allocated to noncontrolling interests:
OpenKey	119	177
RED	(10)	(34)
Pure Wellness	35	20
Other	16	—
Total net (income) loss allocated to noncontrolling interests	$160	$163
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$336	$4
JSAV	(19)	(227)
OpenKey	123	202
Total net (income) loss allocated to redeemable noncontrolling interests	$440	$(21)

Convertible Preferred Stock—Our convertible preferred stock is included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control.

On November 6, 2019, we completed the acquisition of Remington Lodging’s hotel management business and Marietta for $275 million, payable by the issuance of $275 million of a new Ashford Inc. Series D Convertible Preferred Stock. In the previous transaction for Remington Lodging’s project management business, the sellers received $203 million of Maryland Ashford’s Series B Convertible Preferred Stock. For the transaction involving Remington Lodging’s hotel management business, that $203 million of Maryland Ashford’s Series B Convertible Preferred Stock was exchanged, pursuant to a merger transaction whereby Maryland Ashford became our wholly-owned subsidiary, for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, was outstanding).
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative preferred dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter, (iii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the accrued preferred dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends may be declared and paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.

To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board or funds are legally available thereof and shall remain accumulated, compounding dividends until paid in cash pursuant hereto or converted to common shares.
The Series D Convertible Preferred Stock is entitled to vote alongside our voting common stock on an as-converted basis, subject to applicable voting limitations.
So long as any shares of Series D Convertible Preferred Stock are outstanding, the Company is prohibited from taking specified actions without the consent of the holders of 55% of the outstanding Series D Convertible Preferred Stock, including: (i) modifying the terms, rights, preferences, privileges or voting powers of the Series D Convertible Preferred Stock; (ii) altering the rights; preferences or privileges of any capital stock of the Company so as to affect adversely the Series D Convertible Preferred Stock; (iii) issuing any security senior to the Series D Convertible Preferred Stock, or any shares of Series D Convertible Preferred Stock other than pursuant to the Combination Agreement dated May 31, 2019 between us, the Bennetts, Remington Holdings, L.P. and certain other parties, as amended (the “Combination Agreement”); (iv) entering into any agreement that expressly prohibits or restricts the payment of dividends on the Series D Convertible Preferred Stock or the common stock of the Company or the exercise of the Change of Control Put Option (as defined in the Combination Agreement); or (v) other than the payment of dividends on the Series D Convertible Preferred Stock or payments to purchase any of the Series D Convertible Preferred Stock, transferring

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

all or a substantial portion of the Company’s or its subsidiaries’ cash balances or other assets to a person other than the Company or its subsidiaries, other than by means of a dividend payable by the Company pro rata to the holders of the Company common stock (together with a corresponding dividend payable to the holders of the Series D Convertible Preferred Stock).
After June 30, 2026, we will have the option to purchase all or any portion of the Series D Convertible Preferred Stock, in $25.0 million increments, on a pro rata basis among all holders of the Series D Convertible Preferred Stock (subject to the ability of the holders to provide for an alternative allocation amongst themselves), at a price per share equal to: (i) $25.125; plus (ii) all accrued and unpaid dividends (provided any holder of Series D Convertible Preferred Stock shall be entitled to exercise its right to convert its shares of Series D Convertible Preferred Stock into common stock not fewer than five business days before such purchase is scheduled to close).
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, we recorded $810,000 and $491,000, respectively, of amortization related to preferred stock discounts.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. All dividends incurred, declared and undeclared, are recorded as expense in the period incurred in our condensed consolidated statements of operations. Unpaid dividends, declared and undeclared, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”.
Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows:

	Three Months Ended March 31,
	2020	2019
Preferred dividends - declared	$3,938	$2,791
Preferred dividends per share - declared	0.2060	0.3438
Undeclared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows:

	Three Months Ended March 31,
	2020	2019
Preferred dividends - undeclared	$3,937	$—
Preferred dividends per share - undeclared	0.2059	—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three months ended March 31, 2020 and 2019 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2020	2019
Equity-based compensation
Stock option amortization (1)	$2,089	$2,151
Employee equity grant expense (2)	105	—
Director and other non-employee equity grants expense (3)	(145)	7
Total equity-based compensation	$2,049	$2,158

Other equity-based compensation
REIT equity-based compensation (4)	$6,891	$5,868
	$8,940	$8,026
________

(1)
As of March 31, 2020, the Company had approximately $8.5 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.0 years.

(2)
As of March 31, 2020, the Company had approximately $2.7 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.9 years.

(3)
Grants of restricted stock units to independent directors and other non-employees are recorded at fair value based on the market price of our shares at grant date, and this amount is expensed in “general and administrative” expense. See “Equity-based Compensation” in note 2.

(4)
REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” and is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to our officers and employees. See notes 2 and 14.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended March 31,
	2020	2019
Change in fair value
Unrealized gain (loss)	$3,577	$(740)

Distributions
Fair value (1)	$2	$46
Shares (1)	—	1
________

(1)	Distributions made to one participant.
As of March 31, 2020 and December 31, 2019 the carrying value of the DCP liability was $1.2 million and $4.7 million, respectively.
14. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
Ashford Trust—We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. In addition, Premier is party to a master project management agreement with Ashford Trust OP and Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”) to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP. On March 20, 2020, we amended the master project management agreement to provide that Premier's fees shall be paid by Ashford Trust to Premier upon the completion of any work provided by third party vendors to Ashford Trust.
Further, Ashford Trust entered into hotel master management agreements with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Ashford Trust in 2003, as amended, and 2006. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Ashford Trust’s TRSs by Remington Lodging by entering into the Consolidated, Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Ashford Trust master hotel management agreement.”
In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Ashford Trust master hotel management agreement between Remington Lodging and Ashford Trust remains in effect. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Under the original terms of the Ashford Trust master hotel management agreement, Ashford Trust paid us on the fifth day of each month for the base fees in the preceding month. On March 13, 2020, Ashford Trust entered into the Ashford Trust Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage our corporate working capital and to ensure the continued efficient operation of Ashford Trust’s hotels, Ashford Trust agreed to pay the base fee and to reimburse all expenses on a weekly basis for the preceding week, rather than on a monthly basis. The Ashford Trust Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Ashford Trust.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 20, 2020, Lismore Capital LLC (“Lismore”), a wholly owned subsidiary of the Company, entered into an agreement to seek modifications, forbearances or refinancings of Ashford Trust’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Ashford Trust’s mortgage and mezzanine debt (the “Ashford Trust Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Ashford Trust Financings upon execution of the Ashford Trust Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Ashford Trust does not complete, for any reason, Ashford Trust Financings during the term of the Ashford Trust Agreement equal to or greater than $4,114,740,601, then Ashford Trust shall offset, against any fees owed by Ashford Trust or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Ashford Trust to Lismore pursuant to this section equal to the product of (x) the amount of Ashford Trust Financings completed during the term of the Ashford Trust Agreement minus $4,114,740,601 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Ashford Trust Financing. As of March 31, 2020, the $5.0 million initial amount is recognized as deferred revenue, which will be recognized over the twelve month term, and a receivable in our condensed consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended March 31,
	2020	2019
REVENUE BY TYPE
Advisory services revenue:
Base advisory fee	$8,917	$8,045

Hotel management:
Base management fees (1)	5,693	—

Project management revenue (2)	3,082	4,016
Audio visual revenue (3)	—	—

Other revenue
Debt placement fees (4)	128	1,079
Claims management services (5)	19	11
Lease revenue (6)	—	946
Other services (7)	450	467
Total other revenue	597	2,503

Cost reimbursement revenue	$68,073	$7,610

Total revenues	$86,362	$22,174

REVENUE BY SEGMENT (8)
REIT advisory	$15,608	$15,689
Remington	65,535	—
Premier	3,942	4,939
OpenKey	99	28
Corporate and other	1,178	1,518
Total revenues	$86,362	$22,174

COST OF REVENUES
Cost of audio visual revenues (3)	$2,011	$1,684

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (3)	$4,597	$3,823
________

(1)
Hotel management revenue is reported within our Remington segment. Base management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenues for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index).See note 3 for discussion of the hotel management revenue recognition policy.

(2)
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

(3)
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

(4)	Debt placement fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services..

(5)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(6)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. Our ERFP leases entered into in 2018 commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the three months ended March 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(7)
Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness.

(8)	See note 16 for discussion of segment reporting.
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and Braemar OP. In addition, Premier is party to a master project management agreement with Braemar OP and Braemar TRS Yountville LLC, a limited liability company existing under the laws of the state of Delaware and wholly-owned subsidiary of Braemar OP (“Braemar TRS”) to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP. On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by Braemar to Premier upon the completion of any work provided by third party vendors to Braemar.
In 2014, Braemar entered into a hotel master management agreement with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Braemar. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Braemar’s TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Braemar master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Braemar master hotel management agreement between Remington Lodging and Braemar remains in effect. Braemar pays the Company a monthly hotel management fee equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Under the original terms of the Braemar master hotel management agreement, Braemar paid us on the fifth day of each month for the base fees in the preceding month. On March 13, 2020, Braemar entered into the Braemar Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage our corporate working capital and to ensure the continued efficient operation of Braemar’s hotels, Braemar agreed to pay the base fee and to reimburse all expenses on a weekly basis for the preceding week, rather than on a monthly basis. The Braemar Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Braemar.
On March 20, 2020, Lismore entered into an agreement to seek modifications, forbearances or refinancings of Braemar’s loans (the “Braemar Agreement”). Pursuant to the Braemar Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Braemar on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels. For the purposes of the Braemar Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1,091,250,000, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. As of March 31, 2020, the $1.4 million initial amount is recognized as deferred revenue, which will be recognized over the twelve month term, and a receivable in our condensed consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar (in thousands):

	Three Months Ended March 31,
	2020	2019
REVENUE BY TYPE
Advisory services revenue:
Base advisory fee	$2,620	$2,577
Incentive advisory fee (1)	170	170
Other advisory revenue (2)	129	128
Total advisory services revenue	2,919	2,875

Hotel management:
Base management fees (3)	355	—

Project management revenue (4)	743	2,371
Audio visual revenue (5)	—	—

Other revenue
Debt placement fees (6)	—	275
Claims management services (7)	38	30
Lease revenue (8)	—	84
Other services (9)	422	269
Total other revenue	460	658

Cost reimbursement revenue	6,870	2,314

Total revenues	$11,347	$8,218

REVENUE BY SEGMENT (10)
REIT advisory	$5,346	$4,927
Remington	4,217	—
Premier	1,093	2,747
OpenKey	60	20
Corporate and other	631	524
Total revenue	$11,347	$8,218

COST OF REVENUES
Cost of audio visual revenues (5)	$447	$86

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$1,005	$183
________

(1)
Incentive advisory fee for the three months ended March 31, 2020, includes the pro-rata portion of the third year installment of the 2018 incentive advisory fee, which will be paid in January 2021, and for the three months ended March 31, 2019, includes the pro-rata portion of the second year installment of the 2018 incentive advisory fee, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

advisory agreement. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 and 2017 measurement periods. See note 3.

(2)
In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.

(3)
Hotel management revenue is reported within our Remington segment. Base management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenues for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index).See note 3 for discussion of the hotel management revenue recognition policy.

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

(6)	Debt placement fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.

(7)	Claims management services include revenues earned from providing insurance claim assessment and administration services.

(8)
In connection with our legacy key money transaction with Braemar which commenced prior to 2019, we lease FF&E to Braemar rent-free. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the three months ended March 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(9)
Other services revenue is primarily associated with other hotel products and services, such as mobile key applications, marine vessel transportation and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey, RED and Pure Wellness.

(10)	See note 16 for discussion of segment reporting.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Related Party Transactions—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs’ acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
On September 25, 2019, the Company announced the formation of Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement with Ashford Inc. in the third quarter of 2019 in which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. As of March 31, 2020, Ashford Trust and Braemar have funded approximately $2.5 million and $834,000, respectively. The Company recognized $698,000 and $233,000 of cost reimbursement revenue from Ashford Trust and Braemar, respectively, in our condensed consolidated statements of operations for the three months ended March 31, 2020.
On March 16, 2020, the Company announced entry into the Extension Agreement, dated March 13, 2020 (the “Extension Agreement”), related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of March 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(177,640)	$710
Less: Dividends on preferred stock, declared and undeclared (1)	(7,875)	(2,791)
Less: Amortization of preferred stock discount	(810)	(491)
Undistributed net income (loss) allocated to common stockholders	(186,325)	(2,572)
Distributed and undistributed net income (loss) - basic	$(186,325)	$(2,572)
Effect of incremental subsidiary shares	—	(202)
Distributed and undistributed net income (loss) - diluted	$(186,325)	$(2,774)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,199	2,419
Effect of incremental subsidiary shares	—	30
Weighted average common shares outstanding – diluted	2,199	2,449

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(84.73)	$(1.06)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(84.73)	$(1.13)
________

(1)
For the three months ended March 31, 2020, $3.9 million in cumulative unpaid dividends to holders of the Series D Convertible Preferred Stock were not declared by the Board. Undeclared dividends were deducted to arrive at net income attributable to common stockholders.

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(336)	(4)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(104)	227
Dividends on preferred stock, declared and undeclared	7,875	2,791
Amortization of preferred stock discount	810	491
Total	$8,245	$3,505
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	52	9
Effect of assumed exercise of stock options	—	65
Effect of assumed conversion of Ashford Holdings units	4	4
Effect of incremental subsidiary shares	402	46
Effect of assumed conversion of preferred stock	4,068	1,450
Total	4,526	1,574

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities, (b) Remington, which provides hotel management services, (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (d) JSAV, which provides event technology and creative communications solutions services, (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (f) RED, a provider of watersports activities and other travel and transportation services, (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry, and (i) Lismore and REA Holdings, providers of debt placement, real estate advisory and brokerage services. For 2020, OpenKey, RED, Marietta, Pure Wellness and Lismore and REA Holdings do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness and Lismore and REA Holdings into an “all other” sixth reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
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
Certain information concerning our segments for the three months ended March 31, 2020, and 2019 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended March 31, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$11,836	$—	$—	$—	$—	$—	$11,836
Hotel management	—	6,124	—	—	—	—	6,124
Project management fees	—	—	3,938	—	—	—	3,938
Audio visual	—	—	—	29,674	—	—	29,674
Other	57	—	—	—	522	6,112	6,691
Cost reimbursement revenue (1)	9,064	64,332	1,214	—	—	969	75,579
Total revenues	20,957	70,456	5,152	29,674	522	7,081	133,842
EXPENSES
Depreciation and amortization	2,439	3,377	3,157	504	6	486	9,969
Impairment	—	126,548	49,524	2,141	—	—	178,213
Other operating expenses (2)	—	4,295	3,064	26,386	988	13,867	48,600
Reimbursed expenses (1)	8,996	64,332	1,214	—	—	969	75,511
Total operating expenses	11,435	198,552	56,959	29,031	994	15,322	312,293
OPERATING INCOME (LOSS)	9,522	(128,096)	(51,807)	643	(472)	(8,241)	(178,451)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	236	236
Interest expense	—	—	—	(257)	—	(919)	(1,176)
Amortization of loan costs	—	—	—	(14)	—	(52)	(66)
Interest income	—	—	—	—	—	28	28
Realized gain (loss) on investments	—	(375)	—	—	—	—	(375)
Other income (expense)	—	12	—	(455)	10	(88)	(521)
INCOME (LOSS) BEFORE INCOME TAXES	9,522	(128,459)	(51,807)	(83)	(462)	(9,036)	(180,325)
Income tax (expense) benefit	(2,253)	1,189	168	(134)	—	3,115	2,085
NET INCOME (LOSS)	$7,269	$(127,270)	$(51,639)	$(217)	$(462)	$(5,921)	$(178,240)
________

(1)
Our segments are reported net of eliminations upon consolidation. Approximately $3.3 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(2)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual and general and administrative expenses.

	Three Months Ended March 31, 2019
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$10,920	$—	$—	$—	$—	$10,920
Project management fees	—	6,442	—	—	—	6,442
Audio visual	—	—	30,975	—	—	30,975
Other	1,071	—	—	257	3,682	5,010
Cost reimbursement revenue	8,625	1,348	—	—	—	9,973
Total revenues	20,616	7,790	30,975	257	3,682	63,320
EXPENSES
Depreciation and amortization	764	2,738	455	7	144	4,108
Other operating expenses (1)	—	2,702	28,008	950	15,259	46,919
Reimbursed expenses	8,403	1,348	—	—	—	9,751
Total operating expenses	9,167	6,788	28,463	957	15,403	60,778
OPERATING INCOME (LOSS)	11,449	1,002	2,512	(700)	(11,721)	2,542
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(275)	(275)
Interest expense	—	—	(214)	—	(83)	(297)
Amortization of loan costs	—	—	(12)	(7)	(50)	(69)
Interest income	—	—	—	—	20	20
Other income (expense)	—	—	(107)	6	48	(53)
INCOME (LOSS) BEFORE INCOME TAXES	11,449	1,002	2,179	(701)	(12,061)	1,868
Income tax (expense) benefit	(2,489)	(426)	(887)	—	2,502	(1,300)
NET INCOME (LOSS)	$8,960	$576	$1,292	$(701)	$(9,559)	$568
________

(1)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual and general and administrative expenses.
17. Subsequent Events
Subsequent to March 31, 2020, certain subsidiaries applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of the novel coronavirus (COVID-19).
On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020.
Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. See notes 1 and 6.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As a result of declaring less than the full stated amount of dividend payments due on the Series D Convertible Preferred Stock commencing with the first quarter of 2020 dividend period, the Company had aggregate undeclared preferred stock dividends of approximately $3.9 million as of March 31, 2020 which will be paid in full on July 14, 2020 and the Company expects to have aggregate undeclared preferred stock dividends of approximately $7.9 million as of June 30, 2020 which relates to the second quarter of 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management,” or “Premier”; from and after November 6, 2019, Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington” a hotel management company acquired by Ashford Inc. on November 6, 2019 from Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors (the “Board”), and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust; and, from and after November 6, 2019, Marietta Leasehold, L.P. (“Marietta”), also included in the November 6, 2019 transaction to acquire Remington. “Remington Lodging” refers to Remington prior to the completion of the acquisition, resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc. “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.”
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	the impact of the COVID-19 pandemic and numerous governmental travel restrictions and other orders on our clients’ and our business;

•	our business and investment strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	our ability to continue to meet the NYSE American continued listing standards;

•	our understanding of our competition;

•	market trends;

•	the future success of recent acquisitions, including the 2018 acquisition of Premier and the 2019 acquisition of Remington;

•	the future success of recent business initiatives, including the Enhanced Return Funding Programs with Ashford Trust and Braemar;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
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

•
the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 , as filed with the SEC on March 12, 2020, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;” as supplemented by our Current Report on Form 8-K filed May 8, 2020, our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;

•	adverse effects of the COVID-19 pandemic, including a general reduction in business and personal travel and travel restrictions in regions where our clients’ hotels are located;

•	actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;

•
uncertainty associated with the ability of the Company to remain in compliance with all covenants in our Term Loan Agreement and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the markets in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Ashford Trust and Braemar, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•
the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the 2018 acquisition of Premier and the 2019 acquisition of Remington, and the possibility we will be required to record additional goodwill impairments relating to those businesses as a result of the impact of the COVID-19 pandemic on our clients’, and our, business;

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

•
the failure to pay full dividend payments on our Series D Convertible Preferred Stock in consecutive quarters, which would will result in a higher interest rate and the right of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. to each have the right to appoint one member to the Board;

•	disruptions relating to the acquisition or integration of Premier, Remington or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and

•	unexpected costs of further goodwill impairments relating to the acquisition or integration of Premier, Remington or any other business we invest in or acquire.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements under “Item 1A. Risk Factors” of our Annual Report, as supplemented by our Current Report on Form 8-K filed May 8, 2020 and this Quarterly Report, the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the

NYSE American. As of June 23, 2020, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 427,684 shares of our common stock, which represented an approximately 16.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of June 23, 2020 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 67.8%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) project management services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford Hospitality Advisors, LLC (“Ashford LLC”), Ashford Hospitality Services, LLC (“Ashford Services”) and their respective subsidiaries.
We seek to grow through the implementation of two primary strategies: (i) increasing our assets under management; and (ii) pursuing third-party business to grow our other products and services businesses.
We are currently the advisor to Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar from an ownership perspective, in each case subject to the supervision and oversight of the respective board of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the U.S. that have RevPAR generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended March 31, 2020, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $11.6 million.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the novel coronavirus (COVID-19) is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the compensation of its board of directors, executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. Additionally, subsequent to March 31, 2020, in order to preserve Company liquidity, the Company entered into a letter agreement with its Chief Executive Officer, Mr. Monty J. Bennett, to pay his base salary (as previously reduced in March) for the remainder of 2020 in the form of common stock of the Company, amended contingent consideration and stock consideration collar payment terms related to the acquisition of BAV, and on June 24, 2020, the Company declared the remaining 50% of the cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 to be paid on July 14, 2020. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
As of March 31, 2020, the Company’s consolidated net worth was less than $23.2 million, which resulted in a breach of a financial covenant related to our credit agreement with Ashford Hospitality Holdings LLC, a subsidiary of the Company, Bank of America, N.A., as administrative agent and letters of credit issuer, and the lenders from time to time party thereto (the “Term Loan Agreement”). Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement (the “Fifth Amendment”). The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. As of March 31, 2020, our subsidiaries were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our JSAV and RED subsidiaries will violate debt covenants pursuant to certain existing debt agreements which have no recourse to Ashford Inc. As a result, JSAV and RED may be required to immediately repay debt balances of $20.2 million and $2.6 million, respectively, which have therefore been classified as current liabilities within our condensed consolidated balance sheet as of March 31, 2020. The JSAV and RED subsidiary loans, which are expected to violate debt covenants, are secured by the respective subsidiary’s tangible assets. All of our subsidiaries’ debt has no recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 6 in our condensed consolidated financial statements.
Based on these factors, as well as, our negative $29.0 million working capital position as of March 31, 2020, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenues from Ashford Trust and Braemar, two of the Company's key customers, because each of Ashford Trust and Braemar currently exhibits conditions that create substantial doubt about the ability for each to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenues remains subject to the discretion of the independent board members of each of Ashford Trust and Braemar, which is not within the Company's control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $35.0 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet as of March 31, 2020.
Subsequent to March 31, 2020, certain subsidiaries applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of March 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9 to our condensed consolidated financial statements.
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of the COVID-19, effective March 21, 2020, the base salary for its Chief Executive Officer, Mr. Monty J. Bennett, will be temporarily reduced by 20% and the base salary for certain other Company officers, including its Chief Financial Officer and its other named executive officers, will be temporarily reduced by 15% until the effects of COVID-19 have subsided and it has been determined that the Company is in a healthy financial position. Any amounts relinquished pursuant to the reduction may be paid by the Company in the future.
On March 16, 2020, in light of the uncertainty created by the effects of COVID-19, each non-employee serving on the Board agreed to a 25% reduction in their annual cash retainers. In addition, effective as of May 14, 2020, the Board agreed further that this reduced amount would be payable 75% in cash and 25% in equity (common stock of Ashford Inc.). This arrangement will be effective until such time as the Board determines in its discretion that the effects of COVID-19 have subsided. Any amounts relinquished pursuant to the reduction in fees may be paid by the Company in the future, as determined by the Board in its discretion.

On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020.
On March 19, 2020, the Company amended and restated the senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance of the senior revolving credit facility, borrowing $35 million under the term loan in the aggregate. The Term Loan Agreement has a four year term and a maximum principal amount of $35 million. Principal payments of 1.25% of the outstanding balance are payable on the last business day of each fiscal quarter commencing June 30, 2020. See note 6 to our condensed consolidated financial statements.
On March 20, 2020, Lismore Capital LLC (“Lismore”), a wholly owned subsidiary of the Company, entered into an agreement to seek modifications, forbearances or refinancings of Ashford Trust’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Ashford Trust’s mortgage and mezzanine debt (the “Ashford Trust Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Ashford Trust Financings upon execution of the Ashford Trust Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Ashford Trust does not complete, for any reason, Ashford Trust Financings during the term of the Ashford Trust Agreement equal to or greater than $4,114,740,601, then Ashford Trust shall offset, against any fees owed by Ashford Trust or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Ashford Trust to Lismore pursuant to this section equal to the product of (x) the amount of Ashford Trust Financings completed during the term of the Ashford Trust Agreement minus $4,114,740,601 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Ashford Trust Financing. As of March 31, 2020, the $5.0 million initial amount is recognized as deferred revenue, which will be recognized over the twelve month term, and a receivable in our condensed consolidated financial statements. See note14 to our condensed consolidated financial statements.
On March 20, 2020, Lismore entered into an agreement to seek modifications, forbearances or refinancings of Braemar’s loans (the “Braemar Agreement”). Pursuant to the Braemar Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Braemar on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels. For the purposes of the Braemar Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1,091,250,000, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. As of March 31, 2020, the $1.4 million initial amount is recognized as deferred revenue, which will be recognized over the twelve month term, and a receivable in our condensed consolidated financial statements. See note 14 to our condensed consolidated financial statements.
Effective May 13, 2020, Douglas A. Kessler, Senior Managing Director of the Company, voluntarily resigned from his employment and all other positions he held with the Company and its subsidiaries, affiliated entities, and entities that it advises (including his role as President and Chief Executive Officer at Ashford Trust) in order to pursue other professional opportunities. Effective May 14, 2020, Ashford Trust appointed J. Robison Hays, III to fill the role of President and Chief Executive Officer. In connection with this appointment, Mr. Hays will no longer serve as the Ashford Trust’s Chief Strategy Officer. Additionally, Mr. Hays will cease to serve as the Company’s Co-President and Chief Strategy Officer and will serve instead as Senior Managing Director of the Company. Accordingly, Jeremy J. Welter’s title at the Company will change from Co-President and Chief Operating Officer to President and Chief Operating Officer.
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of the novel coronavirus (COVID-19).
On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020.
On June 16, 2020, J. Robison Hays, III resigned from the Company’s Board. As previously disclosed in our Current Report on Form 8-K filed on April 30, 2020, Mr. Hays also recently ceased to serve as the Company’s Co-President and Chief Strategy Officer and was instead appointed to serve as Senior Managing Director of the Company. Mr. Hays will continue to serve as the Company’s Senior Managing Director following his Board resignation. These changes were made in order to allow Mr. Hays to focus his attention on his new position as President and Chief Executive Officer of Ashford Trust and to ensure that his interests are better aligned with those of Ashford Trust’s stockholders. The board resignation was effective June 16, 2020. There are no disagreements between Mr. Hays and the Company in connection with his resignation.
On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As a result of declaring less than the full stated amount of dividend payments due on the Series D Convertible Preferred Stock commencing with the first quarter of 2020 dividend period, the Company had aggregate undeclared preferred stock dividends of approximately $3.9 million as of March 31, 2020 which will be paid in full on July 14, 2020 and the Company expects to have aggregate undeclared preferred stock dividends of approximately $7.9 million as of June 30, 2020 which relates to the second quarter of 2020.
Shareholder Rights Plan
On March 13, 2020, we adopted a shareholder rights plan by entering into a Rights Agreement, dated March 13, 2020, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). We intend for the shareholder rights plan to improve the bargaining position of the Board in the event of an unsolicited offer to acquire our outstanding shares of common stock. The Board implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) that was paid on March 23, 2020, for each outstanding share of our common stock on March 23, 2020 (the “Record Date”), to our stockholders of record on that date. Each of those Rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series E Preferred Stock, par value $0.001 per share, at a price of $275 per one one-thousandth of a share of our Series E Preferred Stock represented by such a right, subject to adjustment.The Rights will expire on February 13, 2021 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company.
Initially, the Rights will be attached to all certificates representing our common stock, and no separate certificates evidencing the Rights (the “Rights Certificates”) will be issued. The Rights Agreement provides that, until the date on which the Rights separate and begin trading separately from our common stock (which we refer to as the “Distribution Date”) or earlier expiration or redemption of the Rights, (i) the Rights will be transferred with and only with the shares of our common stock, (ii) new certificates representing shares of our common stock issued after the Record Date or upon transfer or new issuance of shares of our common stock will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for shares of our common stock outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights (as defined in the Rights Agreement) being attached thereto, will also constitute the transfer of the Rights associated with the shares of our common stock represented by such certificate. The Distribution Date will occur, and the Rights would separate and begin trading separately from the shares of our common stock, and Rights Certificates will be caused to evidence the Rights on the earlier to occur of:

i.
10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired Beneficial Ownership (as defined in the Rights Agreement) of 10% or more of the outstanding shares of common stock (referred to, subject to certain exceptions, as “Acquiring Persons”) (or, in the event an exchange of the Rights for shares of our common stock is effected in accordance with certain provisions of the Rights Agreement and the Board determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or

ii.
10 business days (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the Beneficial Ownership by a person or group of 10% or more of the outstanding shares of our common stock.

The Rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock acquires any additional shares of our common stock without the approval of the Board, except that the Distribution Date will not occur as a result of our company, one of our subsidiaries, one of our employee benefit plans or a trustee for one of those plans, or Mr. Monty J. Bennett and certain of his affiliates and associates acquiring additional shares of our common stock, and those persons will not be Acquiring Persons.
If a person or group becomes an Acquiring Person at any time after the date of the Rights Agreement, with certain limited exceptions, the Rights will become exercisable for shares of our common stock (or, in certain circumstances, shares of our Series E Preferred Stock or other of our securities that are similar) having a value equal to two times the exercise price of the right. From and after the announcement that any person has become an Acquiring Person, if the Rights evidenced by a Rights Certificate are or were at any time on or after the earlier of (i) the date of such announcement or (ii) the Distribution Date acquired or beneficially owned by an Acquiring Person or an associate or affiliate of an Acquiring Person, such Rights shall become void, and any holder of such Rights shall thereafter have no right to exercise such Rights. In addition, if, at any time after a person becomes an Acquiring Person, (i) we consolidate with, or merge with and into, any other person; (ii) any person consolidates with us, or merges with and into us and we are the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of our common stock are or will be changed into or exchanged for stock or other securities of any other person (or of ours) or cash or any other property; or (iii) 50% or more of our consolidated assets or Earning Power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise of a right at the then current exercise price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. Upon the occurrence of an event of the type described in this paragraph, if the Board so elects, we will deliver upon payment of the exercise price of a right an amount of cash or securities equivalent in value to the shares of common stock issuable upon exercise of a right. If we fail to meet that obligation within 30 days following of the announcement that a person has become an Acquiring Person, we must deliver, upon exercise of a right but without requiring payment of the exercise price then in effect, shares of our common stock (to the extent available) and cash equal in value to the difference between the value of the shares of our common stock otherwise issuable upon the exercise of a right and the exercise price then in effect. The Board may extend the 30-day period described above for up to an additional 60 days to permit the taking of action that may be necessary to authorize sufficient additional shares of our Common Stock to permit the issuance of such shares of our Common Stock upon the exercise in full of the Rights.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of the three months ended March 31, 2019, revenue and operating expense line item amounts have been reclassified to conform to the presentation adopted in the fourth quarter of 2019. These reclassifications have no effect on total revenue, total operating expense or net income previously reported.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
REVENUE
Advisory services	$11,836	$10,920	$916	8.4%
Hotel management	6,124	—	6,124
Project management fees	3,938	6,442	(2,504)	(38.9)%
Audio visual	29,674	30,975	(1,301)	(4.2)%
Other	6,691	5,010	1,681	33.6%
Cost reimbursement revenue	75,579	9,973	65,606	657.8%
Total revenues	133,842	63,320	70,522	111.4%
EXPENSES
Salaries and benefits	16,310	16,214	(96)	(0.6)%
Cost of revenues for project management	1,451	1,473	22	1.5%
Cost of revenues for audio visual	20,430	21,439	1,009	4.7%
Depreciation and amortization	9,969	4,108	(5,861)	(142.7)%
General and administrative	6,183	6,454	271	4.2%
Impairment	178,213	—	(178,213)
Other	4,226	1,339	(2,887)	(215.6)%
Reimbursed expenses	75,511	9,751	(65,760)	(674.4)%
Total expenses	312,293	60,778	(251,515)	(413.8)%
OPERATING INCOME (LOSS)	(178,451)	2,542	(180,993)	(7,120.1)%
Equity in earnings (loss) of unconsolidated entities	236	(275)	511	185.8%
Interest expense	(1,176)	(297)	(879)	(296.0)%
Amortization of loan costs	(66)	(69)	3	4.3%
Interest income	28	20	8	40.0%
Realized gain (loss) on investments	(375)	—	(375)
Other income (expense)	(521)	(53)	(468)	(883.0)%
INCOME (LOSS) BEFORE INCOME TAXES	(180,325)	1,868	(182,193)	(9,753.4)%
Income tax (expense) benefit	2,085	(1,300)	3,385	260.4%
NET INCOME (LOSS)	(178,240)	568	(178,808)	(31,480.3)%
(Income) loss from consolidated entities attributable to noncontrolling interests	160	163	(3)	(1.8)%
Net (income) loss attributable to redeemable noncontrolling interests	440	(21)	461	2,195.2%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(177,640)	710	(178,350)	(25,119.7)%
Preferred dividends, declared and undeclared	(7,875)	(2,791)	(5,084)	(182.2)%
Amortization of preferred stock discount	(810)	(491)	(319)	(65.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(186,325)	$(2,572)	$(183,753)	(7,144.4)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $183.8 million to a $186.3 million loss for the three months ended March 31, 2020 (“the 2020 quarter”) compared to the three months ended March 31, 2019 (“the 2019 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenue increased by $70.5 million, or 111.4%, to $133.8 million for the 2020 quarter compared to the 2019 quarter due to the following (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$11,537	$10,622	$915	8.6%
Incentive advisory fee (2)	170	170	—	—%
Other advisory revenue (3)	129	128	1	0.8%
Total advisory services revenue	11,836	10,920	916	8.4%

Hotel management:
Base management fees (4)	6,124	—	6,124

Project management revenue (5)	3,938	6,442	(2,504)	(38.9)%

Audio visual revenue (6)	29,674	30,975	(1,301)	(4.2)%

Other revenue:
Debt placement fees (7)	128	1,354	(1,226)	(90.5)%
Claims management services (8)	57	41	16	39.0%
Lease revenue (9)	—	1,030	(1,030)	(100.0)%
Other services (10)	6,506	2,585	3,921	151.7%
Total other revenue	6,691	5,010	1,681	33.6%

Cost reimbursement revenue (11)	75,579	9,973	65,606	657.8%

Total revenue	$133,842	$63,320	$70,522	111.4%

REVENUE BY SEGMENT (12)
REIT advisory	$20,957	$20,616	$341	1.7%
Remington	70,456	—	70,456
Premier	5,152	7,790	(2,638)	(33.9)%
JSAV	29,674	30,975	(1,301)	(4.2)%
OpenKey	522	257	265	103.1%
Corporate and other	7,081	3,682	3,399	92.3%
Total revenue	$133,842	$63,320	$70,522	111.4%
________

(1)	The increase in base advisory fee is due to higher revenue of $872,000 from Ashford Trust and higher revenue of $43,000 from Braemar.

(2)
Incentive advisory fees did not change compared to the 2019 quarter. The $170,000 of incentive advisory fee recognized in the 2020 quarter includes the pro-rata portion of the third year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2021. The incentive advisory fee for the 2019 quarter includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee in the amount of $170,000, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 and 2017 measurement periods.

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

(5)
The decrease in project management revenue is due to lower revenue from Ashford Trust and Braemar of $934,000 and $1.6 million, respectively, due to reduced capital expenditures by our clients as a result of COVID19.

(6)	The $1.3 million decrease in audio visual revenue is the result of COVID19, partially offset by increased revenue from BAV due to the timing of JSAV’s acquisition of BAV in March 2019.

(7)
The decrease in debt placement fee revenue is due to lower revenue of $951,000 from Ashford Trust and lower revenue of $275,000 from Braemar. Debt placement fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.

(8)	Claims management services include revenues earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three months ended March 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is primarily due to increased revenue from RED of $1.8 million due to the growth of the entity that conducts RED’s legacy U.S. Virgin Islands operations and RED’s acquisition of Sebago in July of 2019. $2.1 million of the increase in other services revenue is from our acquisition of Marietta in November of 2019. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.

(11)
The increase in cost reimbursement revenue is primarily due to $64.3 million of cost reimbursement revenue recognized in the 2020 quarter for hotel management services from our Remington subsidiary acquired in November of 2019.

(12)	See note 16 to our condensed consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense increased by $96,000, or 0.6%, to $16.3 million for the 2020 quarter compared to the 2019 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Cash salaries and benefits:
Salary expense	$11,387	$7,970	$3,417
Bonus expense	3,600	3,400	200
Benefits related expenses	2,706	1,953	753
Total cash salaries and benefits (1)	17,693	13,323	4,370
Non-cash equity-based compensation:
Stock option grants	2,089	2,151	(62)
Employee equity grant expense	105	—	105
Total non-cash equity-based compensation	2,194	2,151	43
Non-cash (gain) loss in deferred compensation plan (2)	(3,577)	740	(4,317)
Total salaries and benefits	$16,310	$16,214	$96
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered, which occurred primarily as a result of our acquisitions in 2019.

(2)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2020 quarter and the loss in the 2019 quarter are primarily attributable to a decrease and increase, respectively, in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Project Management. Cost of revenues for project management remained steady with a decrease of only $22,000, or 1.5% to $1.5 million during the 2020 quarter compared to $1.5 million for the 2019 quarter,
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $1.0 million, or 4.7%, to $20.4 million during the 2020 quarter compared to $21.4 million for the 2019 quarter, primarily due to cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.9 million, or 142.7%, to $10.0 million for the 2020 quarter compared to the 2019 quarter, primarily as a result of an increase of $3.3 million in amortization of management contracts acquired in our acquisition of Remington in November 2019 and an increase of $1.7 million in depreciation related to ERFP assets. Depreciation and amortization expense for the 2020 quarter and the 2019 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $968,000, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2020 quarter related to marine vessels and other vehicles in the amount of $200,000 and $65,000, respectively, which is included in “other” operating expense.
General and Administrative Expense. General and administrative expenses decreased by $271,000, or 4.2%, to $6.2 million for the 2020 quarter compared to the 2019 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Professional fees (1)	$1,342	$2,466	$(1,124)
Office expense (2)	2,470	1,883	587
Public company costs	102	136	(34)
Director costs	109	262	(153)
Travel and other expense	2,065	1,642	423
Non-capitalizable - software costs	95	65	30
Total general and administrative	$6,183	$6,454	$(271)
________

(1)	The decrease in expense is primarily due to decreases in legal fees and transaction costs related to JSAV’s acquisition of BAV in March of 2019 and our acquisition of Remington in November of 2019.

(2)	The increase in expense is primarily due to increased rent expense from our acquisition of Remington in November 2019.
Impairment. In the 2020 quarter, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. There were no impairment charges for the 2019 quarter. See notes 5 and 7 to our condensed consolidated financial statements.
Other. Other operating expense was $4.2 million and $1.3 million for the 2020 quarter and the 2019 quarter, respectively. Other operating expense includes cost of goods sold, depreciation, and royalties associated with OpenKey, RED and Pure Wellness as well as $463,000 in expense from the changes in the fair value of contingent consideration related to JSAV’s acquisition of BAV in March 2019 and RED’s acquisition of Sebago in July 2019. See notes 4 and 7 to our condensed consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses increased $65.8 million to $75.5 million during the 2020 quarter compared to $9.8 million for the 2019 quarter primarily due to hotel management expenses incurred by our Remington subsidiary acquired in November of 2019.
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

	Three Months Ended March 31,
	2020	2019	$ Change
Cost reimbursement revenue	$75,579	$9,973	$65,606
Reimbursed expenses	75,511	9,751	65,760
Net total	$68	$222	$(154)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was earnings of $236,000 and a loss of $275,000 for the 2020 quarter and the 2019 quarter, respectively. Equity in earnings (loss) of unconsolidated entities represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased to $1.2 million from $297,000 for the 2020 quarter and the 2019 quarter, respectively, related to increases in our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $66,000 and $69,000 for the 2020 quarter and the 2019 quarter, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $28,000 and $20,000 for the 2020 quarter and the 2019 quarter, respectively.
Realized Gain (Loss) on Investments. Realized loss on investments was $375,000 for the 2020 quarter. The realized loss on investments relates to losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
Other Income (Expense). Other expense was $521,000 and $53,000 in the 2020 quarter and the 2019 quarter, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $3.4 million, from $1.3 million expense in the 2019 quarter to a $2.1 million benefit in the 2020 quarter. Current tax expense changed by $245,000, from $993,000 expense in 2019 to $1.2 million expense in 2020. Deferred tax (expense) benefit changed by $2.8 million from $300,000 expense in 2019 to $2.5 million in benefit in 2020. The difference in deferred tax (expense) benefit is related to the increase in non-taxable or non-deductible GAAP items, mainly amortization, impairment & deferred compensation, as well as a decrease in bonus depreciation.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $160,000 in the 2020 quarter and a loss of $163,000 in the 2019 quarter. See notes 2 and10 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $440,000 in the 2020 quarter and income of $21,000 in the 2019 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $5.1 million to $7.9 million during the 2020 quarter compared to $2.8 million for the 2019 quarter, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $319,000 to $810,000 during the 2020 quarter compared to $491,000 from the 2019 quarter, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the novel coronavirus (COVID-19) is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the compensation of its board of directors, executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. Additionally, subsequent to March 31, 2020, in order to preserve Company liquidity, the Company entered into a letter agreement with its Chief Executive Officer, Mr. Monty J. Bennett, to pay his base salary (as previously reduced in March) for the remainder of 2020 in the form of common stock of the Company, amended contingent consideration and stock consideration collar payment terms related to the acquisition of BAV, and on June 24, 2020, the Company declared the remaining 50% of the cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 to be paid on July 14, 2020. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
As of March 31, 2020, the Company’s consolidated net worth was less than $23.2 million, which resulted in a breach of a financial covenant related to our Term Loan Agreement. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement (the “Fifth Amendment”). The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. As of March 31, 2020, our subsidiaries were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our JSAV and RED subsidiaries will violate debt covenants pursuant to certain existing debt agreements which have no recourse to Ashford Inc. As a result, JSAV and RED may be required to immediately repay debt balances of $20.2 million and $2.6 million, respectively, which have therefore been classified as current liabilities within our condensed consolidated balance sheet as of March 31, 2020. The JSAV and RED subsidiary loans, which are expected to violate debt covenants, are secured by the respective subsidiary’s tangible assets. All of our subsidiaries’ debt has no recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 6 in our condensed consolidated financial statements.
Based on these factors, as well as, our negative $29.0 million working capital position as of March 31, 2020, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenues from Ashford Trust and Braemar, two of the Company's key customers, because each of Ashford Trust and Braemar currently exhibits conditions that create substantial doubt about the ability for each to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenues remains subject to the discretion of the independent board members of each of Ashford Trust and Braemar, which is not within the Company's control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $35.0 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet as of March 31, 2020.

Loan Agreements—We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our lines of credit, even if repayment of some or all of our borrowings is not required. On March 19, 2020, the Company amended and restated the senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance of the senior revolving credit facility, borrowing $35 million under the term loan in the aggregate. The Term Loan Agreement has a four year term and a maximum principal amount of $35 million. Principal payments of 1.25% of the outstanding balance are payable on the last business day of each fiscal quarter commencing June 30, 2020. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds which if not met increase the principal payment due each quarter from 1.25% to 5.0% of the outstanding principal balance. The Company is also subject to certain financial covenants. See discussion above regarding covenant compliance.
On March 24, 2020, RED entered into a draw term loan with a maximum aggregate principal amount of $1.9 million with Merchants Commercial Bank with an interest rate equal to the Prime Rate plus 2.00%. Upon commencement, RED borrowed $1.6 million. As of March 31, 2020, $325,000 was available under the draw term loan. The draw term loan requires interest payments only until March 5, 2021 and matures on February 5, 2028.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate subsidiary notes payable, net was $28.1 million and $26.8 million as of March 31, 2020 and December 31, 2019, respectively. See discussion above regarding covenant compliance. For further discussion see note 6 to our condensed consolidated financial statements.
Preferred stock dividends—On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020.
On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As a result of declaring less than the full stated amount of dividend payments due on the Series D Convertible Preferred Stock commencing with the first quarter of 2020 dividend period, the Company had aggregate undeclared preferred stock dividends of approximately $3.9 million as of March 31, 2020 which will be paid in full on July 14, 2020 and the Company expects to have aggregate undeclared preferred stock dividends of approximately $7.9 million as of June 30, 2020 which relates to the second quarter of 2020. The Board plans to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis. The Board believes that the deferral of certain preferred dividends will provide the Company with additional funds to meet its ongoing liquidity needs.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative preferred dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter, (iii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the accrued preferred dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends may be declared and paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board or funds are legally available thereof and shall remain accumulated, compounding dividends until paid in cash pursuant hereto or converted to common shares. See also notes 11 and 17 to our condensed consolidated financial statements.
ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement with Braemar (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”). The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the respective REIT’s acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of March 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. As of March 31, 2020, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 9 to our condensed consolidated financial statements.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2020.
On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020.
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of the COVID-19, effective March 21, 2020, the base salary for its Chief Executive Officer, Mr. Monty J. Bennett, will be temporarily reduced by 20% and the base salary for certain other Company officers, including its Chief Financial Officer and its other named executive officers, will be temporarily reduced by 15% until the effects of COVID-19 have subsided and it has been determined that the Company is in a healthy financial position. Any amounts relinquished pursuant to the reduction may be paid by the Company in the future.
On March 16, 2020, in light of the uncertainty created by the effects of COVID-19, each non-employee serving on the Board agreed to a 25% reduction in their annual cash retainers. In addition, effective as of May 14, 2020, the Board agreed further that this reduced amount would be payable 75% in cash and 25% in equity (common stock of Ashford Inc.). This arrangement will be effective until such time as the Board determines in its discretion that the effects of COVID-19 have subsided. Any amounts relinquished pursuant to the reduction in fees may be paid by the Company in the future, as determined by the Board in its discretion.
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of the novel coronavirus (COVID-19).
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Sources and Uses of Cash
As of March 31, 2020 and December 31, 2019, we had $54.9 million and $35.3 million of cash and cash equivalents, respectively, and $20.7 million and $17.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations, existing cash balances and borrowing on our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $4.3 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash flows provided by operating activities in the three months ended March 31, 2020, were due primarily to the timing of receipt of our receivables from Ashford Trust and Braemar and the timing of payments to our affiliates, offset by a decrease in earnings.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2020, net cash flows used in investing activities were $3.4 million. These cash flows consisted of capital expenditures of $2.0 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington Lodging related to the acquisition in November of 2019 and $147,000 for RED’s legacy U.S. Virgin Islands marine vessels offset by cash inflows of $57,000 for proceeds from disposals of audio visual equipment.
For the three months ended March 31, 2019, net cash flows used in investing activities were $13.7 million due to the acquisition of BAV Services for $4.3 million ($5.0 million cash consideration less working capital adjustments of approximately $700,000) and the $2.2 million investment in REA Holdings. Capital expenditures include $5.0 million related to our ERFP agreement with Ashford Trust, $1.7 million of audio visual equipment and property and equipment, and $499,000 for RED’s legacy U.S. Virgin Islands operations marine vessels.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2020, net cash flows provided by financing activities were $21.2 million. These cash flows consisted of $29.5 million of proceeds from borrowings on notes payable, $77,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $124,000 associated with tax withholdings for restricted stock vesting. These were offset by $4.7 million of payments for dividends on our preferred stock, $2.3 million of net payments on our revolving credit facilities, $819,000 of payments on notes payable, $282,000 of payments on finance leases and $290,000 of loan cost payments.
For the three months ended March 31, 2019, net cash flows provided by financing activities were $4.6 million. These cash flows consisted of $6.6 million of proceeds from borrowings on notes payable, $727,000 of net borrowings on our revolving credit facilities, $455,000 of contributions from noncontrolling interests in a consolidated entity, and net repayments in advances to employees of $249,000 associated with tax withholdings for restricted stock vesting. These were offset by $2.8 million of payments for dividends on our preferred stock, $413,000 of payments on notes payable, $168,000 of payments on finance leases, and $41,000 of loan cost payments.
Seasonality
Quarterly revenue may be adversely affected by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel and hospitality products and services. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or borrowings to fund operations.
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
Long-term liability of our subsidiary compensation plan
We do not record on the balance sheet the long-term liability portion of the Ashford Trust and Braemar shares purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees as granted under our subsidiary compensation plan. The long-term liability was $254,000 as of March 31, 2020.

Contractual Obligations and Commitments
There have been no material changes since December 31, 2019, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K, except with respect to the conversion of our senior revolving credit facility in the Term Loan Agreement on March 19, 2020, and BAV’s full achievement of the operating performance targets during the earn-out period including amended payment terms pursuant to the Second Amendment to the Asset Purchase Agreement executed on May 6, 2020, as described elsewhere in this MD&A in “Recent Developments.”
Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2019 Form 10-K. There have been no material changes in these critical accounting policies.
During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. We may continue to record impairment charges in the future due to the long-term economic impact and near-term financial impacts of the COVID-19 pandemic. See notes 5 and 7.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At March 31, 2020, our total indebtedness of $63.1 million included $60.6 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2020, would be approximately $606,000 annually. Interest rate changes have no impact on the remaining $2.5 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC as supplemented by our Current Report on Form 8-K filed May 8, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed May 8, 2020:
The COVID-19 pandemic has and will continue to significantly and adversely affect our business.
We provide services primarily to clients in the hospitality industry. As a result, our business has and will continue to be significantly and adversely affected by the impact of, and the public perception of a risk of, a pandemic disease on the travel and hospitality industry. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of certain businesses in affected regions. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the COVID-19 pandemic is significant and has resulted in materially reduced occupancy and RevPAR. Additionally, the financial statements of Ashford Trust and Braemar for the period ending March 31, 2020, each disclosed substantial doubt of each entity’s ability to continue as a going concern over the next twelve months from the date of issuance of its respective financial statements. Furthermore, the prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel, resulting in the postponement or cancellation of business conferences and similar events. At this time the restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance at our clients’ hotels, each of which has been significantly negatively impacted by COVID-19); and (ii) revenue generated by our JSAV, Premier and Remington businesses, which depend in significant part on occupancy levels and operating performance at our clients’ hotels.
In addition, during the first quarter of 2020, we recorded goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment, as well as intangible asset impairment charges of $5.5 million related to indefinite-lived trademarks within our Remington segment. Such impairments have had a significant negative impact on our results of operations. We may need to record additional impairment charges in future periods which would have a negative impact on our results of operation in future periods. Additionally, as a result of this goodwill impairment, we may not continue to meet the NYSE American continued listing criteria. See “We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to remain compliant with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.”

As a result of the impact of the COVID-19 pandemic, our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. As a result of the factors described above under “The COVID-19 pandemic has and will continue to significantly and adversely affect our business,” our notes to our financial statements include a disclosure as to a substantial doubt about our ability to continue as a going concern over the next twelve months.
As of March 31, 2020, the Company’s consolidated net worth was less than $23.2 million, which resulted in a breach of a financial covenant related to our Term Loan Agreement. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. As of March 31, 2020, our subsidiaries were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our JSAV and RED subsidiaries will violate debt covenants pursuant to certain existing debt agreements which have no recourse to Ashford Inc. As a result, JSAV and RED may be required to immediately repay debt balances of $20.2 million and $2.6 million, respectively. The JSAV and RED subsidiary loans, which are expected to violate debt covenants, are secured by the respective subsidiary’s tangible assets. All of our subsidiaries’ debt has no recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants.
The foregoing, as well as, our negative $29.0 million working capital position as of March 31, 2020, raises substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our stock and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.
We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to remain compliant with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.
Our common stock is listed on the NYSE American exchange. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $4.0 million if an issuer has sustained as we have losses from continuing operations and/or net losses in three of the last four most recent fiscal years, as outlined in the NYSE American Company Guide. At March 31, 2020, we had a stockholders’ deficit of $142.5 million. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has: (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. As of June 25, 2020 we currently meet these criteria.
There can be no assurance that we will be able to maintain the continued listing standards of the NYSE American. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain the minimum stockholders’ equity required by the NYSE American. If we are delisted from the NYSE American exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE American exchange could also have other negative results, including the potential loss of confidence by suppliers and employees and the loss of institutional investor interest. We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to maintain compliance with the NYSE American stockholders’ equity requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.
The investments of the entities we currently advise and provide other products and services to are concentrated in the hotel industry. Our business has been adversely affected by the economic downturn in that sector, including as a result of the impact of the COVID-19 pandemic, and we will be significantly influenced by the economies and other conditions in the specific markets in which our asset management clients operate.

Substantially all of the investments of Ashford Trust and Braemar and the investments of other clients we also provide products and services to are concentrated in the hotel industry. This concentration exposes our clients, and therefore us, to economic downturn in the hotel real estate sector to a greater extent than if the investments of our clients were diversified across other sectors of the real estate or other industries. The impact of the COVID-19 pandemic, in particular, has significantly negatively impacted the hotel real estate sector, our clients (including Ashford Trust and Braemar) and us. See “The outbreak of the COVID-19 pandemic has and will continue to significantly adversely affect our business.”
Similarly, we are particularly susceptible to adverse market conditions in areas in which our asset management clients have high concentrations of properties. Industry downturns, relocation of businesses, oversupply of hotel rooms, reduction in travel and/or lodging demand or other adverse economic developments in the hotel industry generally or in areas where our asset management clients have a high concentration of properties could adversely affect us. In addition, some of our clients’ properties are located in areas where recently there have been bouts of civil unrest. Adverse conditions in these areas (including business layoffs or downsizing, industry slowdowns, property damage and other factors) may have an adverse effect on our business.
The project management business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our project management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the project management business has decreased significantly as a result of our clients’ significant reductions to capital expenditure budgets in response to COVID-19. Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment of $49.5 million in the first quarter of 2020 related to our Premier segment, which is our project management business. While the long-term value of the project management business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The hotel management business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our hotel management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the hotel management business has decreased significantly as a result of our clients’ significant decline in hotel occupancy and revenue per available room due to COVID-19. Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment of $121.0 million in the first quarter of 2020 related to our Remington segment, which is our hotel management business. While the long-term value of the hotel management business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.
We are exposed to risks to which the Company has not historically been exposed, including business risks inherent to the project management business.
The project management business exposes us to risks to which we have not historically been exposed. Addressing these risks could distract management, disrupt our ongoing business, or result in inconsistencies in our operations, services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with our lenders, joint venture partners, vendors, and employees or to achieve all or any of the anticipated benefits of the acquisition. Beginning in March 2020, our project management business experienced a significant reduction in revenue. In order to cut expenses, we laid off or furloughed a significant portion of our workforce in the project management business. The full financial impact of the reduction in demand for project management caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s project management business in the 2020 fiscal year and beyond.
We are exposed to risks to which the Company has not historically been exposed, including business risks inherent to the hotel management business.
The hotel management business exposes us to risks to which we have not historically been exposed. As a result of the hotel management acquisition, we are subject to the business risks inherent to the hotel management business, including risks related to the hotel and travel industries. Many of these risks are beyond our control, including, among others, risks relating to the impact of epidemics on the hotel and travel industry, adverse effects of international, national, regional and local economic and market conditions and increase in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists. Beginning in March 2020, our hotel management business experienced a significant reduction in revenue. Due to the impact of numerous governmental travel restrictions and lack of demand, many of the hotels that we manage through the hotel management business were closed for a significant period of time beginning in March 2020 and continuing through June 2020. Although some of the hotels have reopened as of the date of this filing, occupancy remains far below historic levels. In order to cut expenses, we laid off or furloughed a significant portion of our workforce in the hotel management business. The full financial impact of the reduction in demand for hotel management caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s hotel management business in the 2020 fiscal year.
Our ability to raise capital and attract investors for our existing and potential advisory clients and our performance is critical to our ability to earn fees and grow our businesses.
The base advisory fees that we earn in our asset management business are based on the total market capitalization of the entities that we advise. Accordingly, our base fees are expected to increase if we are able to successfully raise capital in the equity markets for our existing and potential clients. Conversely, our base fees are expected to decrease if the total market capitalization of our existing clients declines. Further, the incentive fees we earn in our asset management business will be primarily driven by the outperformance of our clients as compared with their respective peers, based on total stockholder return. Recently, the market value of our clients has declined significantly, which reduces the amount of the base asset management fees paid pursuant to our advisory agreements with our clients and reduces the likelihood that we will earn an incentive fee for this year.
Our ability to earn these fees is subject to a number of risks, many of which are beyond our control, including monetary and fiscal policies, domestic and international economic conditions, political considerations and capital markets. To the extent that general capital markets activity slows down or comes to a halt, our clients may have difficulty growing. This risk is based on micro- and macro-economic market factors including but not limited to disruptions in the debt and equity capital markets, resulting in the lack of access to capital or prohibitively high costs of obtaining or replacing capital. The markets have experienced a high level of volatility as a result of the COVID-19 pandemic and the full economic impact is difficult to predict. If we are unable to raise capital and attract investors for our existing and potential advisory clients, this would negatively impact our advisory fees and would have a negative impact on other revenues from our services business.
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
Ashford Trust and Braemar are the only companies for which we currently provide asset management and advisory services. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry. Therefore, our business is subject to the risks of the businesses of each entity. The loss or failure of either company, termination of either advisory agreement, the failure or inability of either company to pay us any amounts owed under their respective advisory agreements or other contracts, and particularly their failure or inability to pay all or a portion of any applicable termination fee, would adversely affect our business, financial condition, prospects and results of operations. Additionally, these companies could sell assets over time or lose hotels to lenders who have foreclosed on loans secured by our clients’ properties, decreasing their market capitalization, and thereby cause our advisory fees and other revenues to decrease, which would adversely affect our results of operations and financial condition. Recently, Ashford Trust and Braemar announced they have each defaulted on their respective property-level secured debt and are in the process of negotiating forbearance agreements with their respective lenders. If Ashford Trust and Braemar are unable to negotiate forbearance agreements, the lenders may foreclose on hotels which serve as collateral for the property-level loans. Such foreclosures would reduce the market capitalizations of Ashford Trust and Braemar and thus reduce the advisory fees and other revenues from our services businesses. These decreases would adversely affect our results of operations and financial condition.
The representation of the Bennetts on the Board may increase as a result of our failure to pay dividend payments on the Series D Convertible Preferred Stock.
For so long as the holders of Series D Convertible Preferred Stock hold at least 20% of the issued and outstanding shares of our common stock (on an as-converted basis), Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, are collectively entitled to nominate two individuals as members of the Board, one of whom is currently Mr. Monty J. Bennett and the other of whom is currently Mr. W. Michael Murphy. If we fail to make two consecutive full dividend payments to the holders of the Series D Convertible Preferred Stock, then Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, will each be entitled to nominate one additional individual as a member of the Board and the size of the Board may be increased by up to two directors to accommodate these two additional nominees. In furtherance of the foregoing, each of the holders of Series D Convertible Preferred Stock has agreed that they will vote all of their Series D Convertible Preferred Stock, and consent to any action by the holders of the Series D Convertible Preferred Stock without a meeting as permitted under appropriate state law, as may be directed by Mr. Archie Bennett, Jr., or Mr. Monty J. Bennett, respectively, in connection with their nomination of the individuals to fill such Board seats. The Bennetts and certain of their affiliates, therefore, would likely have increased control over our operations and management.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of Board. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Because we have missed the dividend payment in the second quarter ending June 30, 2020, if we do not pay the dividend in full for the third quarter ending September 30, 2020 (and have not paid the dividend accrued but unpaid for the second quarter), the Company will have failed to pay two consecutive full dividend payments and such Board appointment rights and increase in interest payment will apply beginning October 15, 2020 (the payment date of the third quarter dividend).
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.
As of December 31, 2019, the Bennetts directly or indirectly beneficially owned approximately 70.1% of our outstanding common stock (including shares of Series D Convertible Preferred Stock on an as-converted basis), provided that prior to August 8, 2023, the voting power of the holders of Series D Convertible Preferred Stock effectively will be limited to 40% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following August 8, 2023, the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of the Board and thereby control our management and affairs. In addition, at such time, the holders of Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of the Board or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
In addition to their direct or indirect beneficial ownership of the shares of our common stock, the Bennetts are party to the Investor Rights Agreement, under which, for so long as the holders of Series D Convertible Preferred Stock and their affiliates continue to beneficially own no less than 20% of the issued and outstanding shares of our common stock, they will have the ability to cause the election of two members of the Board plus an additional two directors in the event of the non-payment of full dividends on the Series D Convertible Preferred Stock for two consecutive quarters. In addition, the Company could be obligated, at the Bennetts’ election, to provide management services, of the character of the project management business or hotel management business, to any hotels in which the Bennetts own at least a 5% interest, which is different from the pricing structure of the agreements that we currently have with our two main clients, Ashford Trust and Braemar.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of Board. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Because we have missed the dividend payment in the second quarter ending June 30, 2020, if we do not pay the dividend in full for the third quarter ending September 30, 2020 (and have not paid the dividend accrued but unpaid for the second quarter), the Company will have failed to pay two consecutive full dividend payments and such Board appointment rights and increase in interest payment will apply beginning October 15, 2020 (the payment date of the third quarter dividend).

The Bennetts’ interests may not always coincide with your interests or the interests of our other stockholders. The concentrated holdings of our common stock directly or indirectly by the Bennetts, the various provisions of the Investor Rights Agreement, and the resulting representation and potential control of the Board by the Bennetts may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock if investors perceive a disadvantage in owning stock of a company with a controlling stockholder.
The holders of the Series D Convertible Preferred Stock have rights that are senior to the rights of the holders of our common stock, which may decrease the likelihood, frequency or amount of dividends to holders of our common stock.
The Series D Convertible Preferred Stock Certificate of Designation requires that dividends be paid on the Series D Convertible Preferred Stock before any distributions can be paid to holders of our common stock and that, in the event of our bankruptcy, liquidation, dissolution or winding up, whether voluntary or involuntary, the holders of Series D Convertible Preferred Stock must be satisfied before any distributions can be made to the holders of our common stock.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020 the company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. Any such cumulative preferred dividends must be paid in full before we can make any distributions to holders of our common stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
The holders of the Series D Convertible Preferred Stock are expected to benefit from significant cash flows that may create conflicts of interest in our management.
The Bennetts and other sellers of the project and hotel management businesses were issued Series D Convertible Preferred Stock in consideration for the sale of such businesses. Each share of Series D Convertible Preferred Stock has a cumulative dividend rate of 6.59% per year until the first anniversary of the closing of the hotel management business acquisition, 6.99% per year from the first anniversary of such closing until the second anniversary of such closing, and 7.28% per year after the second anniversary of such closing. In addition, if the Company fails to pay dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods, then the dividend rate increases to 10% per year.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020 the company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As a result of this consideration, the holders of the Series D Convertible Preferred Stock have the right to receive significant cash flow that might otherwise have been used for general corporate purposes. The holders of the Series D Convertible Preferred Stock may be incentivized by this consideration to maximize our cash flow, and thus Mr. Monty J. Bennett may have conflicts of interest in making management decisions that might be to the detriment of our long-term strategy and success. The cash flow generated by the hotel management business and project management business may not be equal to or in excess of the dividends payable to the holders of the shares of Series D Convertible Preferred Stock in any period.

We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire us while the plan remains in effect.
We have in effect a shareholder rights plan that is intended to protect us from efforts to obtain control of our company that the Board believes are inconsistent with the best interests of our company and our stockholders. The Rights will be exercisable ten days following the earlier of the public announcement that a stockholder (other than us, one of our subsidiaries or employee benefit plans or Mr. Monty J. Bennett and certain of his affiliates and associates) has acquired beneficial ownership of 10% or more of our common stock without the approval of the Board or the announcement of a tender offer or exchange offer that would result in the ownership of 10% or more of our common stock by a person or group of persons (other than one or more of the excluded persons described above). The Rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock (other than one or more of the excluded persons described above) acquires any additional shares of our common stock without the approval of the Board. If the Rights become exercisable, all Rights holders (other than the person/entity triggering the Rights) will be entitled to acquire certain of our securities at a substantial discount. The Rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of the Board, and the rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock, without first negotiating with the Board.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	—		$—		—	$20,000,000
February 1 to February 29	—		$—		—	$20,000,000
March 1 to March 31	2,235	(2)	$5.75	(3)	—	$20,000,000
Total	2,235		$5.75		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2020, pursuant to this authorization.
(2) Includes 992 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 1,243 restricted shares of our common stock.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends. See note 11 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.

On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. As of the date of this filing, the Company has declared no cumulative preferred dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As a result of declaring less than the full stated amount of dividend payments due on the Series D Convertible Preferred Stock commencing with the first quarter of 2020 dividend period, the Company had aggregate undeclared preferred stock dividends of approximately $3.9 million as of March 31, 2020 which will be paid in full on July 14, 2020 and the Company expects to have aggregate undeclared preferred stock dividends of approximately $7.9 million as of June 30, 2020 which relates to the second quarter of 2020.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.2	Articles of Amendment to the Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.3	Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.4
Certificate of Correction, filed on November 4, 2019, to Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 10-Q, filed on November 7, 2019) (File No. 001-36400)

3.5	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.6	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.7	Certificate of Designation of the Series D Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.8	Certificate of Designation of Series E Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on March 16, 2020) (File No. 001-36400)
4.1
Rights Agreement, dated March 13, 2020, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, (incorporated by reference to Exhibit 4.1 of Form 8-K, filed on March 16, 2020) (File No. 001-36400).

10.1
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.2
Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.3
Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Braemar TRS Corporation (incorporated by reference to Exhibit 10.6 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.4
Form of Letter Agreement by and between the Company and Certain of its Officers, dated March 13, 2020 (incorporated by reference to Exhibit 10.7 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.5
Term Loan Agreement, dated as of March 19, 2020, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 20, 2020) (File No. 001-36400)

10.6
Ashford Trust Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.7
Braemar Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.8	Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of May 15, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 19, 2020) (File No. 001-36400)
31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	June 25, 2020	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	June 25, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer