Form 10-Q
period 2020-06-30
Ashford Inc.
filed 2020-08-10
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-36400

ASHFORD INC.
(Exact name of registrant as specified in its charter)

Nevada	84-2331507
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway
Suite 1100
Dallas
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	2,510,521
(Class)	Outstanding at August 5, 2020

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$65,518	$35,349
Restricted cash	37,175	17,900
Restricted investment	374	1,195
Accounts receivable, net	4,331	7,241
Due from affiliates	307	357
Due from Ashford Trust	—	4,805
Due from Braemar	846	1,591
Inventories	1,564	1,642
Prepaid expenses and other	6,158	7,212
Total current assets	116,273	77,292
Investments in unconsolidated entities	3,729	3,476
Property and equipment, net	108,122	116,190
Operating lease right-of-use assets	32,267	31,699
Goodwill	66,834	205,606
Intangible assets, net	285,745	347,961
Other assets	3,037	276
Total assets	$616,007	$782,500
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$35,987	$39,160
Dividends payable	11,877	4,725
Due to affiliates	1,047	1,011
Due to Ashford Trust	516	—
Deferred income	10,303	233
Deferred compensation plan	24	35
Notes payable, net	57,411	3,550
Finance lease liabilities	578	572
Operating lease liabilities	3,632	3,207
Other liabilities	34,884	19,066
Total current liabilities	156,259	71,559
Deferred income	9,934	13,047
Deferred tax liability, net	51,560	69,521
Deferred compensation plan	2,002	4,694
Notes payable, net	4,559	33,033
Finance lease liabilities	42,845	41,482
Operating lease liabilities	28,664	28,519
Other liabilities	—	430
Total liabilities	295,823	262,285
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of June 30, 2020 and December 31, 2019	475,665	474,060
Redeemable noncontrolling interests	3,682	4,131
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 2,504,588 and 2,202,580 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	288,774	285,825
Accumulated deficit	(447,649)	(244,084)
Accumulated other comprehensive income (loss)	(114)	(216)
Treasury stock, at cost, 30,943 and 1,638 shares at June 30, 2020 and December 31, 2019, respectively	(428)	(131)
Total equity (deficit) of the Company	(159,414)	41,396
Noncontrolling interests in consolidated entities	251	628
Total equity (deficit)	(159,163)	42,024
Total liabilities and equity (deficit)	$616,007	$782,500
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Advisory services	$11,430	$11,489	$23,266	$22,409
Hotel management	3,691	—	9,815	—
Project management fees	2,052	6,430	5,990	12,872
Audio visual	970	30,127	30,644	61,102
Other	3,337	4,083	10,028	9,093
Cost reimbursement revenue	24,118	11,337	99,697	21,310
Total revenues	45,598	63,466	179,440	126,786
EXPENSES
Salaries and benefits	13,677	10,979	29,987	27,193
Cost of revenues for project management	878	1,442	2,329	2,915
Cost of revenues for audio visual	2,316	22,229	22,746	43,668
Depreciation and amortization	10,109	4,515	20,078	8,623
General and administrative	4,341	8,989	10,524	15,443
Impairment	—	—	178,213	—
Other	1,361	3,138	5,587	4,477
Reimbursed expenses	24,055	11,231	99,566	20,982
Total expenses	56,737	62,523	369,030	123,301
OPERATING INCOME (LOSS)	(11,139)	943	(189,590)	3,485
Equity in earnings (loss) of unconsolidated entities	17	(298)	253	(573)
Interest expense	(1,246)	(445)	(2,422)	(742)
Amortization of loan costs	(90)	(70)	(156)	(139)
Interest income	1	9	29	29
Realized gain (loss) on investments	(11)	—	(386)	—
Other income (expense)	66	(42)	(455)	(95)
INCOME (LOSS) BEFORE INCOME TAXES	(12,402)	97	(192,727)	1,965
Income tax (expense) benefit	3,484	(426)	5,569	(1,726)
NET INCOME (LOSS)	(8,918)	(329)	(187,158)	239
(Income) loss from consolidated entities attributable to noncontrolling interests	278	131	438	294
Net (income) loss attributable to redeemable noncontrolling interests	644	310	1,084	289
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(7,996)	112	(185,636)	822
Preferred dividends, declared and undeclared	(7,940)	(2,791)	(15,815)	(5,583)
Amortization of preferred stock discount	(795)	(484)	(1,605)	(975)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,731)	$(3,163)	$(203,056)	$(5,736)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(7.37)	$(1.28)	$(90.81)	$(2.35)
Weighted average common shares outstanding - basic	2,269	2,462	2,236	2,441
Diluted:
Net income (loss) attributable to common stockholders	$(7.37)	$(3.00)	$(90.81)	$(3.94)
Weighted average common shares outstanding - diluted	2,269	2,717	2,236	2,583
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET INCOME (LOSS)	$(8,918)	$(329)	$(187,158)	$239
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	147	204	586	234
Unrealized gain (loss) on restricted investment	56	—	(800)	—
Less reclassification for realized (gain) loss on restricted investment included in net income	11	—	386	—
COMPREHENSIVE INCOME (LOSS)	(8,704)	(125)	(186,986)	473
Comprehensive (income) loss attributable to noncontrolling interests	278	131	438	294
Comprehensive (income) loss attributable to redeemable noncontrolling interests	625	294	1,014	259
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(7,801)	$300	$(185,534)	$1,026
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2020	2,460	$2	$288,114	$(430,731)	$(309)	(4)	$(149)	$529	$(142,544)	19,120	$474,870	$4,120
Equity-based compensation	73	1	403	—	—	—	—	—	404	—	—	—
Forfeiture of restricted common shares	(27)	—	267	—	—	(26)	(267)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(1)	(12)	—	(12)	—	—	—
Amortization of preferred stock discount	—	—	—	(795)	—	—	—	—	(795)	—	795	—
Dividends declared and undeclared - preferred stock	—	—	—	(7,940)	—	—	—	—	(7,940)	—	—	—
Deferred compensation plan distribution	1	—	4	—	—	—	—	—	4	—	—	—
Employee advances	—	—	(14)	—	—	—	—	—	(14)	—	—	—
Redemption value adjustment	—	—	—	(187)	—	—	—	—	(187)	—	—	187
Foreign currency translation adjustment	—	—	—	—	128	—	—	—	128	—	—	19
Unrealized gain (loss) on available for sale securities	—	—	—	—	56	—	—	—	56	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	11	—	—	—	11	—	—	—
Net income (loss)	—	—	—	(7,996)	—	—	—	(278)	(8,274)	—	—	(644)
Balance at June 30, 2020	2,505	$3	$288,774	$(447,649)	$(114)	(31)	$(428)	$251	$(159,163)	19,120	$475,665	$3,682

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
Equity-based compensation	330	1	2,590	—	—	—	—	3	2,594	—	—	—
Forfeiture of restricted common shares	(27)	—	280	—	—	(27)	(280)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(17)	—	(17)	—	—	—
Amortization of preferred stock discount	—	—	—	(1,605)	—	—	—	—	(1,605)	—	1,605	—
Dividends declared and undeclared - preferred stock	—	—	—	(15,815)	—	—	—	—	(15,815)	—	—	—
Deferred compensation plan distribution	1	—	6	—	—	—	—	—	6	—	—	—
Employee advances	—	—	110	—	—	—	—	—	110	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	77	77	—	—	—
Reallocation of carrying value	—	—	(37)	—	—	—	—	(19)	(56)	—	—	56
Redemption value adjustment	—	—	—	(509)	—	—	—	—	(509)	—	—	509
Foreign currency translation adjustment	—	—	—	—	516	—	—	—	516	—	—	70
Unrealized gain (loss) on available for sale securities	—	—	—	—	(800)	—	—	—	(800)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	386	—	—	—	386	—	—	—
Net income (loss)	—	—	—	(185,636)	—	—	—	(438)	(186,074)	—	—	(1,084)
Balance at June 30, 2020	2,505	$3	$288,774	$(447,649)	$(114)	(31)	$(428)	$251	$(159,163)	19,120	$475,665	$3,682

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at March 31, 2019	2,470	$25	$287,129	$(216,703)	$(483)	$627	$70,595	8,120	$201,338	$3,810
Equity-based compensation	5	—	2,681	—	—	(27)	2,654	—	—	—
Acquisition of BAV Services	—	—	(7)	—	—	—	(7)	—	—	—
Investment in Real Estate Advisory Holdings LLC	—	—	(113)	—	—	—	(113)	—	—	—
Amortization of preferred stock discount	—	—	—	(484)	—	—	(484)	—	484	—
Dividends declared - preferred stock	—	—	—	(2,791)	—	—	(2,791)	—	—	—
Deferred compensation plan distribution	1	—	27	—	—	—	27	—	—	—
Employee advances	—	—	104	—	—	—	104	—	—	—
Redemption value adjustment	—	—	—	(99)	—	—	(99)	—	—	99
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(59)	(59)	—	—	—
Foreign currency translation adjustment	—	—	—	—	190	—	190	—	—	16
Net income (loss)	—	—	—	112	—	(131)	(19)	—	—	(310)
Balance at June 30, 2019	2,476	$25	$289,821	$(219,965)	$(293)	$410	$69,998	8,120	$201,822	$3,615

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	$458	$65,901	8,120	$200,847	$3,531
Equity-based compensation	5	—	4,836	—	—	(24)	4,812	—	—	—
Acquisition of BAV Services	60	1	3,747	—	—	—	3,748	—	—	—
Investment in Real Estate Advisory Holdings LLC	17	—	887	—	—	—	887	—	—	—
Amortization of preferred stock discount	—	—	—	(975)	—	—	(975)	—	975	—
Dividends declared - preferred stock	—	—	—	(5,583)	—	—	(5,583)	—	—	—
Deferred compensation plan distribution	2	—	73	—	—	—	73	—	—	—
Employee advances	—	—	353	—	—	—	353	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	455	455	—	—	—
Reallocation of carrying value	—	—	(234)	—	—	(122)	(356)	—	—	356
Redemption value adjustment	—	—	—	13	—	—	13	—	—	(13)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(63)	(63)	—	—	—
Foreign currency translation adjustment	—	—	—	—	205	—	205	—	—	30
Net income (loss)	—	—	—	822	—	(294)	528	—	—	(289)
Balance at June 30, 2019	2,476	$25	$289,821	$(219,965)	$(293)	$410	$69,998	8,120	$201,822	$3,615
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(187,158)	$239
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	22,869	11,835
Change in fair value of deferred compensation plan	(2,697)	(4,077)
Equity-based compensation	2,313	4,862
Equity in (earnings) loss in unconsolidated entities	(253)	573
Deferred tax expense (benefit)	(8,097)	244
Change in fair value of contingent consideration	617	1,639
Impairment	178,213	—
(Gain) loss on sale of property and equipment	33	48
Amortization of other assets	652	—
Amortization of loan costs	156	139
Realized loss on restricted investments	386	—
Write off of deferred loan costs	62	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	2,785	(3,578)
Due from affiliates	50	(48)
Due from Ashford Trust	4,805	421
Due from Braemar	745	166
Inventories	60	(301)
Prepaid expenses and other	828	58
Operating lease right-of-use assets	1,932	874
Other assets	(58)	3
Accounts payable and accrued expenses	(2,149)	799
Due to affiliates	37	(1,236)
Due to Ashford Trust	516	—
Other liabilities	16,028	5,011
Operating lease liabilities	(1,930)	(859)
Deferred income	7,041	(2,319)
Net cash provided by (used in) operating activities	37,786	14,493
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	—	(13,089)
Purchases of furniture, fixtures and equipment under the Braemar ERFP Agreement	—	(1,420)
Additions to property and equipment	(2,146)	(3,665)
Proceeds from disposal of property and equipment, net	4	58
Additional purchase price paid for Remington working capital adjustment	(1,293)	—
Acquisition of BAV	—	(4,267)
Investment in REA Holdings	—	(2,176)
Acquisition of assets related to RED	(548)	(988)
Net cash provided by (used in) investing activities	(3,983)	(25,547)
		(Continued)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Financing Activities
Payments for dividends on preferred stock	(8,663)	(2,791)
Payments on revolving credit facilities	(11,348)	(16,256)
Borrowings on revolving credit facilities	8,884	17,245
Proceeds from notes payable	44,797	7,336
Payments on notes payable	(16,591)	(974)
Payments on finance lease liabilities	(476)	(323)
Payments of loan costs	(290)	(41)
Purchase of treasury stock	(17)	—
Employee advances	110	353
Payment of contingent consideration	(1,384)	—
Contributions from noncontrolling interest	77	455
Distributions to noncontrolling interests in consolidated entities	—	(63)
Net cash provided by (used in) financing activities	15,099	4,941
Effect of foreign exchange rate changes on cash and cash equivalents	542	(15)
Net change in cash, cash equivalents and restricted cash	49,444	(6,128)
Cash, cash equivalents and restricted cash at beginning of period	53,249	59,443
Cash, cash equivalents and restricted cash at end of period	$102,693	$53,315

Supplemental Cash Flow Information
Interest paid	$2,016	$610
Income taxes paid (refunded), net	(14)	1,344
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Ashford Inc. common stock consideration for BAV acquisition	$—	$3,748
Ashford Inc. common stock consideration for investment in REA Holdings	—	887
Distribution from deferred compensation plan	6	73
Capital expenditures accrued but not paid	781	632
Finance lease additions	1,864	69

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$35,349	$51,529
Restricted cash at beginning of period	17,900	7,914
Cash, cash equivalents and restricted cash at beginning of period	$53,249	$59,443

Cash and cash equivalents at end of period	$65,518	$40,039
Restricted cash at end of period	37,175	13,276
Cash, cash equivalents and restricted cash at end of period	$102,693	$53,315
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
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) project management services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement and related services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford Hospitality Advisors, LLC (“Ashford LLC”), Ashford Hospitality Services, LLC (“Ashford Services”) and their respective subsidiaries.
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
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020 and beyond. As a result, in March 2020, the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the cash compensation of its board of directors, executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our subsidiaries to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of June 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. As of June 30, 2020, Presentation Technologies LLC (“JSAV”) was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. JSAV is actively negotiating the terms for a waiver with its lender; however, no assurances can be given that a waiver will be obtained on acceptable terms or at all. As a result, JSAV’s outstanding debt balance of $20.0 million has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our RED subsidiary will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. The JSAV and RED subsidiary loans are secured by the respective subsidiary’s tangible assets. None of our subsidiaries’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See notes 2 and 6.
The Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining debt waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenue from Ashford Trust and Braemar, two of the Company's key customers, due to the uncertainty of future payment of such fees because each of Ashford Trust and Braemar currently exhibits conditions that create substantial doubt about the ability for each to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenue remains subject to the discretion of the independent board members of each of Ashford Trust and Braemar, which is not within the Company's control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $35.0 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet which resulted in a negative $40.0 million working capital position as of June 30, 2020.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement (the “Extension Agreement”), related to the Ashford Trust Enhanced Return Funding Program (the “Ashford Trust ERFP Agreement”). Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of June 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9.
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of the COVID-19, effective March 21, 2020, the base salary for its Chief Executive Officer, Mr. Monty J. Bennett, will be temporarily reduced by 20% and the base salary for certain other Company officers, including its Chief Financial Officer and its other named executive officers,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

will be temporarily reduced by 15% until the effects of COVID-19 have subsided and it has been determined that the Company is in a healthy financial position. Any amounts relinquished pursuant to the reduction may be paid by the Company in the future.
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each non-employee director serving on the Company’s Board would be temporarily reduced by 25% and would continue in effect until the Board determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the Board in its discretion. On August 7, 2020, the Company announced that for fiscal year 2020, the directors will receive the full value of their annual cash retainer (without reduction). However, the full value of such cash retainer will be paid 25% in fully vested common shares and 75% in cash. The remaining quarterly installments of such retainer will be adjusted so that, for fiscal year 2020 in the aggregate, each director will have received 25% of the value of the full annual cash retainer in equity and the remaining 75% in cash. This arrangement does not apply to any additional cash retainers for committee service or service as lead director, which will continue to be paid in cash. The Board currently intends to continue this arrangement through our 2021 Annual Meeting of Stockholders, at which time the Board currently intends to re-examine the program.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As of June 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as an expense in the period incurred in our condensed consolidated statements of operations. Unpaid dividends, declared and undeclared, totaling $11.9 million at June 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”. See note 11.
On March 20, 2020, Lismore, a wholly owned subsidiary of the Company, entered into an agreement to seek modifications, forbearances or refinancings of Ashford Trust’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services to be provided by Lismore under the amended and restated agreement, Lismore is entitled to receive a fee of up to $2.6 million in three equal installments of $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by Ashford Trust has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. As of June 30, 2020, the Company has recognized $689,000 as revenue and $7.6 million as deferred income of which $2.8 million is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note14.
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
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt and Braemar’s secured revolving credit facility (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. As of June 30, 2020, the Company has recognized $646,000 as revenue and $2.3 million as deferred income of which $276,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 12 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 14.
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. Each issuance of the Company’s common stock will occur on, or as soon as reasonably practicable following, each regular payroll date. The number of shares issued with respect to each payroll date will be equal to the cash salary which would have been paid, less any taxes withheld and benefits deductions, divided by the volume weighted average price per share of the Company’s common stock over all trading days in the period commencing on the first trading date in the applicable payroll period and ending on the last trading date immediately prior to the last day of the payroll period. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of the novel coronavirus (COVID-19).
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
In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of the three and six months ended June 30, 2019, revenues and operating expense line item amounts have been reclassified to conform to the presentation adopted in the fourth quarter of 2019. These reclassifications have no effect on total revenues, total operating expense or net income previously reported.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.84%	88.70%	47.75%	70.00%	84.21%	55.00%
Redeemable noncontrolling interests(1) (2)	0.16%	11.30%	26.38%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.87%	30.00%	15.79%	45.00%
	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$42	$2,044	$1,596	n/a	n/a	n/a
Redemption value adjustment, year-to-date	305	4	200	n/a	n/a	n/a
Redemption value adjustment, cumulative	420	788	2,297	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	217	141	(118)	11
Assets, available only to settle subsidiary’s obligations (7) (8)	n/a	52,553	1,339	1,371	21,961	145
Liabilities (9)	n/a	44,397	670	1,265	13,795	61
Notes payable (9)	n/a	20,017	—	—	7,686	—
Revolving credit facility (9)	n/a	—	—	40	246	—

	December 31, 2019
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.81%	88.20%	47.61%	70.00%	84.21%	55.00%
Redeemable noncontrolling interests(1) (2)	0.19%	11.80%	26.59%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.80%	30.00%	15.79%	45.00%
	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$98	$2,449	$1,584	n/a	n/a	n/a
Redemption value adjustment, year-to-date	(63)	784	64	n/a	n/a	n/a
Redemption value adjustment, cumulative	115	784	2,097	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	395	164	37	32
Assets, available only to settle subsidiary’s obligations (7)	n/a	56,824	1,881	1,852	19,277	250
Liabilities (9)	n/a	44,542	510	1,671	10,652	59
Notes payable (9)	n/a	17,785	—	—	6,275	—
Revolving credit facility (9)	n/a	2,599	—	45	106	—
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
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and six months June 30, 2020 and 2019.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at June 30, 2020 and December 31, 2019. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and six months June 30, 2020 and 2019. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	June 30, 2020	December 31, 2019
Carrying value of the investment in REA Holdings	$2,915	2,662
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity in earnings (loss) in unconsolidated entities	$17	$(298)	$253	$(573)

Use of Estimates—The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
Restricted Cash—As of June 30, 2020 and December 31, 2019, restricted cash included $29.2 million and $10.7 million of reserves for insurance claims and the associated ancillary costs. The restricted cash balance increased during the second quarter of 2020 primarily due to a transfer of $11.8 million of cash from Ashford Trust into an insurance claim related Company escrow account. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.

As of June 30, 2020, restricted cash also included $5.7 million of reserves related to cash received from hotel properties under Remington’s management. The cash is funded by the hotel properties and used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable within “due from Ashford Trust” and “due from Braemar” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses.” As of June 30, 2020, restricted cash also included $1.5 million of reserves for Remington health insurance claims. Cash is collected primarily from Remington’s managed properties to cover employee health insurance claims. The liability related to this restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.

Restricted cash as of June 30, 2020 also includes approximately $800,000 of cash held in an escrow account in accordance with the Marietta lease agreement. These funds are restricted for use only for repair and maintenance or capital improvements associated with the property.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of June 30, 2020 and December 31, 2019, property and equipment, net of accumulated depreciation, included assets related to our consolidated subsidiary Marietta Leasehold, L.P.’s (“Marietta”) finance lease of $43.5 million and $44.1 million, ERFP assets of $28.9 million and $33.5 million, audio visual equipment at JSAV of $14.4 million and $15.1 million and marine vessels at RED of $10.0 million and $10.1 million, respectively.
Other Liabilities—As of June 30, 2020 and December 31, 2019, other liabilities included reserves in the amount of $29.2 million and $10.8 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, other liabilities also included $1.5 million and $2.2 million, respectively, of reserves for Remington health insurance claims, $500,000 and $500,000, respectively, of the remaining purchase price due to the sellers of BAV Services (“BAV”) 18 months after the acquisition date, subject to certain conditions, and reserves

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of $3.7 million and $4.6 million, respectively, for the fair value of contingent consideration due to the sellers of BAV. Other liabilities as of December 31, 2019 also included a $1.0 million accrual for contingent consideration due to the sellers of Sebago. See notes 4.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2016 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to the business. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020. Subsequent to the financial statement date, the Company filed a claim to carryback the 2018 tax net operating loss to a prior year as provided for by the CARES Act. The Company expects to receive the carryback amount of approximately $1.0 million within the next 12 months.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.
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
Hotel Management Revenue
Hotel management revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to the amended and restated hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit.
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
Other Revenue
Other revenue includes revenue provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancings of certain mortgage debt by Lismore. For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three and six months ended June 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

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
Deferred Income and Contract Balances
Deferred income primarily consists of customer billings in advance of revenue being recognized from our advisory agreements and other hospitality products and services contracts. Generally, deferred income that will be recognized within the next twelve months is recorded as current deferred income and the remaining portion is recorded as noncurrent. The increase in the deferred income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred income balance at the beginning of the period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2020	2019
Balance as of March 31	$18,250	$13,171
Increases to deferred income	4,578	703
Recognition of revenue (1)	(2,591)	(2,648)
Balance as of June 30	$20,237	$11,226
________

(1)
Deferred income recognized in the three months ended June 30, 2020, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $219,000 of audio visual revenue, (c) $1.3 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore and (d) $483,000 of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the three months ended June 30, 2019, includes (a) $656,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.4 million of audio visual revenue and (c) $592,000 of “other services” revenue earned by our hospitality products and services companies.

	Deferred Income
	2020	2019
Balance as of January 1	$13,280	$13,544
Increases to deferred income	11,656	2,749
Recognition of revenue (1)	(4,699)	(5,067)
Balance as of June 30	$20,237	$11,226
________

(1)
Deferred income recognized in the six months ended June 30, 2020, includes (a) $1.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.1 million of audio visual revenue, (c) $1.3 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore (see note 14) and (d) $1.1 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the six months ended June 30, 2019, includes (a) $1.4 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.4 million of audio visual revenue and (c) $1.2 million of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See notes 1 and 14. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at June 30, 2020.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $4.3 million and $7.2 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $0 and $4.8 million in “due from Ashford Trust”, and $846,000 and $1.6 million included in “due from Braemar” related to REIT advisory services at June 30, 2020 and December 31, 2019, respectively. We had no significant impairments related to these receivables during the three and six months June 30, 2020 and 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregated Revenue
Our revenues were comprised of the following for the three and six months June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Advisory services revenue:
Base advisory fee	$11,130	$11,190	$22,667	$21,812
Incentive advisory fee	169	169	339	339
Other advisory revenue	131	130	260	258
Total advisory services revenue	11,430	11,489	23,266	22,409

Hotel management:
Base fee	3,691	—	9,815	—

Project management revenue	2,052	6,430	5,990	12,872

Audio visual revenue	970	30,127	30,644	61,102

Other revenue:
Debt placement and related fees (2)	1,335	79	1,463	1,433
Claims management services	72	55	129	96
Lease revenue	—	1,029	—	2,059
Other services (3)	1,930	2,920	8,436	5,505
Total other revenue	3,337	4,083	10,028	9,093

Cost reimbursement revenue	24,118	11,337	99,697	21,310

Total revenues	$45,598	$63,466	$179,440	$126,786

REVENUES BY SEGMENT (1)
REIT advisory	$15,550	$22,641	$36,507	$43,257
Remington	22,459	—	92,915	—
Premier	2,744	7,700	7,896	15,490
JSAV	970	30,127	30,644	61,102
OpenKey	292	194	814	451
Corporate and other	3,583	2,804	10,664	6,486
Total revenues	$45,598	$63,466	$179,440	$126,786
________

(1)
We have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness, Lismore and REA Holdings into an “all other” category, which we refer to as “Corporate and Other.” See note 16 for discussion of segment reporting.

(2)	Debt placement and related fees are earned by Lismore for providing placement, modification, forbearance or refinancing services to Ashford Trust and Braemar.

(3)
Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and third parties, and the revenue of Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the three and six months June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$887	$24,548	$22,645	$47,690
Mexico	38	3,757	6,509	9,485
Dominican Republic	45	1,822	1,490	3,927
	$970	$30,127	$30,644	$61,102

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
Marietta leases a single hotel and convention center property in Marietta, Georgia, from the City of Marietta and earns revenue from the operation of this hotel property. The hotel property is managed by Remington as part of the Hilton brand of hotels and offers hotel and conference center services. Marietta’s revenue and operating expenses are included in “other” revenue and “other” operating expenses, respectively, in the condensed consolidated statements of operations. The lease, which expires on December 31, 2054, was classified as a finance lease. The right-of-use asset was adjusted at the acquisition date by approximately $4.2 million for favorable lease terms compared to market terms. The results of operations of Marietta are included in our condensed consolidated financial statements from the date of acquisition.
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
In the first quarter of 2020, we finalized the valuation of the acquired assets and liabilities associated with the acquisition. The final fair value analysis resulted in a $40.9 million adjustment to reduce the value of the acquired management contracts to their estimated fair value and a corresponding increase to goodwill on our consolidated balance sheet during the first quarter of 2020. We also recorded an adjustment of approximately $10.3 million to reduce the deferred tax liability and a corresponding decrease to goodwill. Additionally, the purchase price adjustment related to working capital was finalized and paid in the first quarter of 2020 resulting in a $1.3 million increase in the fair value of the purchase price.
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
Results of Remington
The results of operations of Remington have been included in our results of operations since the acquisition date. Our condensed consolidated statement of operations for the three and six months June 30, 2020 include total revenue from Remington of $22.5 million and $92.9 million, respectively. In addition, our condensed consolidated statement of operations for the three and six months June 30, 2020 includes a net loss from Remington of $2.7 million and $129.9 million, respectively. Net loss for the six months ended June 30, 2020 includes goodwill impairment of $121.0 million and impairment of trademarks of $5.5 million incurred in the first quarter of 2020. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
Sebago
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a leading provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. owns an approximately 84% interest in the common equity of RED.
The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019, subject to a six month stock consideration collar which the Company settled in the first quarter of 2020 with a cash payment of $1.0 million to the sellers of Sebago. The number of Ashford Inc. shares to be issued was determined using a 30-Day VWAP of $33.24 and had an estimated fair value of approximately $4.5 million as of the acquisition date.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Results of Sebago
The results of operations of Sebago have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and six months June 30, 2020, include total revenue from Sebago of $442,000 and $1.8 million, respectively. In addition, our condensed consolidated statements of operations for the three and six months June 30, 2020, include net loss from Sebago of $242,000 and $251,000, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
BAV
On March 1, 2019, JSAV acquired a privately-held company, BAV. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%.
Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a 30-Day VWAP of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. In the first quarter of 2020, BAV achieved the maximum performance target allowed resulting in a liability of $3.0 million being recorded in “other liabilities” in our condensed consolidated balance sheets. Additionally, the transaction included a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our consolidated statements of operations. On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020 related to the $3.0 million in contingent consideration earned by the BAV sellers in connection with BAV’s achievement of performance targets during the trailing twelve month period. See note 7 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration.
The acquisition of BAV was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of BAV and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. In the first quarter of 2020, we finalized the valuation of the acquired assets and liabilities associated with the acquisition.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and six months June 30, 2020, include total revenue from BAV of $118,000 and $2.9 million, respectively. Our condensed consolidated statements of operations for the three and six months June 30, 2019, include total revenue from BAV of $3.9 million and $5.7 million, respectively. In addition, our condensed consolidated statements of operations for the three and six months June 30, 2020, include net loss from BAV of $205,000 and net income of $401,000, respectively. Our condensed consolidated statements of operations for the three and six months June 30, 2019, include net income from BAV of $619,000 and $947,000, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Remington, Sebago and BAV acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2019, and the removal of $158,000 and $563,000 of transaction costs directly attributable to the acquisitions (net of the incremental tax expense) for the three and six months June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$45,598	$147,010	$179,440	$293,800
Net income (loss)	(8,800)	3,040	(186,634)	4,125
Net income (loss) attributable to common stockholders	(16,613)	(5,188)	(202,532)	(12,827)

5. Goodwill and Intangible Assets, net
Impairment of Goodwill and Intangible Assets —During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. No impairment charges were recorded in the second quarter of 2020.
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. We engaged a third-party valuation expert to assist us in performing an interim quantitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of March 31, 2020. The fair value estimates for all reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach. No impairment charges were recorded in the second quarter of 2020. See note 7.
Based on our quantitative assessment, we determined that the fair values of Remington and Premier were less than the carrying values of these reporting units. The carrying value of Remington was reduced by a $5.5 million impairment of the Remington trademarks prior to assessing goodwill for impairment. The excess carrying value of Remington and Premier over the estimate of fair value was recorded in “impairment” on our condensed consolidated statements of operations. No impairment charges were recorded in the second quarter of 2020. As of June 30, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier segment had no goodwill remaining.
Intangible Assets
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues. The Remington and JSAV trademarks were written down to $4.9 million and $1.5 million, respectively, based on a valuation using the relief-from-royalty method. No impairment charges were recorded in the second quarter of 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The changes in the carrying amount of goodwill for the six months ended June 30, 2020, are as follows (in thousands):

	Remington	Premier	JSAV	Corporate and Other	Consolidated
Balance at December 31, 2019	$143,854	$49,524	$10,211	$2,017	$205,606
Changes in goodwill:
Additions (1)	—	—	—	—	—
Adjustments (1)	31,800	—	—	—	31,800
Impairments (2)	(121,048)	(49,524)	—	—	(170,572)
Balance at June 30, 2020	$54,606	$—	$10,211	$2,017	$66,834
________
(1) The adjustment to Remington goodwill relates to changes in our final valuation of the acquired assets and liabilities associated with the acquisition of Remington. See note 4.
(2) See explanation of impairment charges above.
Intangible assets, net as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$(9,254)	$98,346	$148,500	$(2,436)	$146,064
Premier management contracts	194,000	(23,129)	170,871	194,000	(16,830)	177,170
JSAV customer relationships	9,319	(2,732)	6,587	9,319	(2,173)	7,146
RED boat slip rights	3,100	(148)	2,952	3,100	(70)	3,030
Pure Wellness customer relationships	175	(114)	61	175	(96)	79
Other	47	(9)	38	44	(3)	41
	$314,241	$(35,386)	$278,855	$355,138	$(21,608)	$333,530

	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$10,400	$(5,500)	$4,900	$10,300	$—	$10,300
JSAV trademarks	3,641	(2,141)	1,500	3,641	—	3,641
RED trademarks	490	—	490	490	—	490
	$14,531	$(7,641)	$6,890	$14,431	$—	$14,431

Amortization expense for definite-lived intangible assets was $7.0 million and $13.8 million for the three and six months June 30, 2020, respectively. Amortization expense for definite-lived intangible assets was $3.0 million and $6.0 million for the three and six months June 30, 2019, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	June 30, 2020	December 31, 2019
Term loan (7)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to 2.25% or LIBOR (2) + 3.00% to 3.25%	$34,563	$10,000
Term loan (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	12,300	12,642
Revolving credit facility (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	—	2,599
Equipment note (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	6,017	3,393
Draw term loan (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	1,700	1,750
Revolving credit facility (5) (10)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	40	45
Term loan (6) (11)	RED	July 5, 2025	Prime Rate (4) + 1.75%	581	605
Revolving credit facility (6) (12)	RED	August 5, 2020	Prime Rate (4) + 1.75%	246	106
Draw term loan (6) (13)	RED	March 5, 2027	Prime Rate (4) + 1.75%	1,375	1,400
Term loan (6) (14)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,592	1,636
Term loan (5) (15)	RED	July 17, 2029	6.0% (16)	1,663	1,674
Term loan (5) (16)	RED	July 17, 2022	6.5%	900	960
Draw term loan (5) (17)	RED	February 5, 2028	Prime Rate (4) + 2.00%	1,575	—
Notes payable				62,552	36,810
Less deferred loan costs, net				(582)	(227)
Notes payable less net deferred loan costs				61,970	36,583
Less current portion				(57,411)	(3,550)
Notes payable, net - non-current				$4,559	$33,033
__________________

(1)	Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(2)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.

(3)	The one-month LIBOR rate was 0.16% and 1.76% at June 30, 2020 and December 31, 2019, respectively.

(4)	Prime Rate was 3.25% and 4.75% at June 30, 2020 and December 31, 2019, respectively.

(5)	Creditors do not have recourse to Ashford Inc.

(6)	Creditors have recourse to Ashford Inc.

(7)
On March 19, 2020, the Company amended and restated the senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance of the senior revolving credit facility, borrowing $35 million under the term loan in the aggregate. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) established a 0.50% LIBOR floor, (b) eliminated the consolidated net worth financial covenant, and (c) waived the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. The Term Loan Agreement has a four year term and a maximum principal amount of $35 million. Principal payments of 1.25% of the outstanding balance are payable on the last business day of each fiscal quarter commencing June 30, 2020. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds which if not met increase the principal payment due each quarter from 1.25% to 5.0% of the outstanding principal balance. The Company is also subject to certain financial covenants. See covenant compliance discussion below.

(8)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing term loan and borrowed an additional $5.0 million. The revolving credit facility was also amended to increase the borrowing capacity from $3.0 million to $3.5 million. In connection with the term loan, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at June 30, 2020 and December 31, 2019, was not material.

(9)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing equipment note and draw term note to increase the borrowing capacity to $8.0 million and $2.4 million, respectively. All the loans are partially secured by a

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

security interest on all of the assets and equity interests of JSAV.

(10)	On April 6, 2017, Pure Wellness entered into a $100,000 line of credit.

(11)	On March 23, 2018, RED entered into a term loan of $750,000.

(12)	On February 28, 2019, RED renewed its $250,000 revolving credit facility. Subsequent to June 30, 2020, RED extended the maturity date of the revolving credit facility by three months.

(13)	On February 27, 2019, RED entered into a draw term loan in the amount of $1.4 million.

(14)	On August 31, 2018, RED entered into a term loan of $1.8 million.

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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our subsidiaries to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of June 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. As of June 30, 2020, JSAV was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. JSAV is actively negotiating the terms for a waiver with its lender; however, no assurances can be given that a waiver will be obtained on acceptable terms or at all. As a result, JSAV’s outstanding debt balance of $20.0 million has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our RED subsidiary will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. The JSAV and RED subsidiary loans are secured by the respective subsidiary’s tangible assets. None of our subsidiaries’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 1.
In April of 2020, certain of our subsidiaries applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Assets
Restricted Investment:
Ashford Trust common stock	$245	(2)	$—		$—	$245
Braemar common stock	129	(2)	—		—	129
Total	$374		$—		$—	$374
Liabilities
Contingent consideration	$(2,225)	(1)	$—		$—	$(2,225)
Subsidiary compensation plan	—		(50)	(2)	—	(50)
Deferred compensation plan	(2,026)		—		—	(2,026)
Total	$(4,251)		$(50)		$—	$(4,301)
Net	$(3,877)		$(50)		$—	$(3,927)
__________________
(1) Represents the fair value of the contingent consideration liability of $2.2 million related to the stock consideration collar associated with JSAV’s acquisition of BAV. The contingent consideration liabilities are reported as “other liabilities” in our condensed consolidated balance sheets. See notes 1 and 4.
(2) The assets acquired in our acquisition of Remington Lodging included shares of common stock of Ashford Trust and Braemar purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through June 30, 2020, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance at December 31, 2019	$(2,959)
Acquisitions	—
Gains (losses) included in earnings (1)	(41)
Dispositions and settlements	—
Transfers into/out of Level 3 (2)	3,000
Balance at June 30, 2020	$—
__________________

(1)	Reported as “other” operating expense in our condensed consolidated statements of operations.

(2)
Includes JSAV’s contingent consideration associated with the acquisition of BAV in March of 2019. In the first quarter of 2020, BAV fully achieved the operating performance targets during the earn-out period, in accordance with the applicable agreement. On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020. The final liability of $1.5 million owed to the sellers of BAV is no longer contingent and is reported in our condensed consolidated balance sheets within “other liabilities”

.Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Goodwill
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. As a result of our reduced cash flow projections and the significant decline in our market capitalization due to the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill as of March 31, 2020, in which we compared the fair value of the reporting units to their carrying value. We engaged a third-party valuation expert to assist us in performing this assessment. The fair value estimates for all reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our cash flow assumptions were based on the actual historical performance of the reporting unit and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery due to the COVID-19 pandemic. The projected cash flows were based on management’s expectation of the timing of recovery from the economic downturn under various scenarios. The significant estimates used in the market approach model included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the first quarter of 2020. No goodwill impairment charges were recorded in the second quarter of 2020. As of June 30, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier segment had no goodwill remaining. We may continue to record impairment charges in the future due to the long-term economic impact and near-term financial impacts of the COVID-19 pandemic.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indefinite-Lived Intangible Assets
As a result of our reduced cash flow projections and the significant decline in our market capitalization due to the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues. The Remington and JSAV trademarks were written down to $4.9 million and $1.5 million, respectively, based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges were recorded in the second quarter of 2020.
Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, JSAV customer relationships and RED boat slip rights resulting from our acquisitions. In the first quarter of 2020, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying value. The undiscounted cash flows exceeded the carrying value and therefore the assets were not impaired and no further evaluation was required. No impairment charges were recorded in the second quarter of 2020.
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020	2019
Assets
Restricted investment: (1)
Ashford Trust common stock	$13		$—		$(200)	$—
Braemar common stock	(24)		—		(186)	—
Goodwill	—		—		(170,572)	—
Intangible assets, net	—		—		(7,641)	—
Total	(11)		—		(178,599)	$—
Liabilities
Contingent consideration (2)	$(154)	(1)	$(1,621)	(2)	$(617)	$(1,639)
Subsidiary compensation plan (3)	(37)		—		165	—
Deferred compensation plan (3)	(880)		4,817		2,697	4,077
Total	$(1,071)		$3,196		$2,245	$2,438
Net	$(1,082)		$3,196		$(176,354)	$2,438
__________________

(1)	Represents the realized loss on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.

(2)
Represents the changes in fair value of the contingent consideration liabilities related to the level of achievement of certain performance targets and stock consideration collars associated with the acquisition of BAV. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations. See note 4.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
June 30, 2020
Equity securities (1)	$1,136	$10	$(772)	$374
__________________

(1)
Distribution of $200,000 of available-for-sale securities were recognized in the six months ended June 30, 2020. Unrealized gains and losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2019
Equity securities (1)	$1,309	$—	$(114)	$1,195
__________________

(1)
No distributions of available-for-sale securities occurred as of December 31, 2019. Unrealized losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

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

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$374	$374	$1,195	$1,195
Financial liabilities measured at fair value:
Deferred compensation plan	$2,026	$2,026	$4,729	$4,729
Contingent consideration	2,225	2,225	5,627	5,627
Financial assets not measured at fair value:
Cash and cash equivalents	$65,518	$65,518	$35,349	$35,349
Restricted cash	37,175	37,175	17,900	17,900
Accounts receivable, net	4,331	4,331	7,241	7,241
Due from affiliates	307	307	357	357
Due from Ashford Trust	—	—	4,805	4,805
Due from Braemar	846	846	1,591	1,591
Investments in unconsolidated entities	3,729	3,729	3,476	3,476
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$35,987	$35,987	$39,160	$39,160
Dividends payable	11,877	11,877	4,725	4,725
Due to affiliates	1,047	1,047	1,011	1,011
Due to Ashford Trust	516	516	—	—
Other liabilities	32,659	32,659	13,868	13,868
Notes payable	62,552	58,517 to 64,677	36,810	34,705 to 38,359

Restricted investment. These financial assets are carried at fair value based on quoted market prices of the underlying investments. This is considered a Level 1 valuation technique.
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
Accounts receivable, net, due from affiliates, due from Ashford Trust, due from Braemar, accounts payable and accrued expenses, dividends payable, due to affiliates, due to Ashford Trust and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Commitments and Contingencies
Purchase Commitment—As of June 30, 2020, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
Contingent Consideration—We had total acquisition-related contingent consideration liabilities outstanding of approximately $3.7 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively, primarily related to the level of achievement of certain performance targets and stock consideration collars. See notes 4 and 7.
Litigation—In June 2020, each of the Company, Braemar, Ashford Trust, and Lismore (collectively with the Company, Braemar, Ashford Trust and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the agreements between Lismore and each of Ashford Trust and Braemar pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person and, (2) the Company’s accounting policies, procedures and internal controls related to such related party transactions. The Company is responding to the administrative subpoena.
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
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Income) loss allocated to noncontrolling interests:
OpenKey	120	152	239	329
RED	165	(26)	155	(60)
Pure Wellness	(12)	5	23	25
Other	5	—	21	—
Total net (income) loss allocated to noncontrolling interests	$278	$131	$438	$294

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
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$25	$6	$361	$10
JSAV	497	133	478	(94)
OpenKey	122	171	245	373
Total net (income) loss allocated to redeemable noncontrolling interests	$644	$310	$1,084	$289

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
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter, (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.

To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash pursuant hereto or converted to common shares.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(iii) issuing any security senior to the Series D Convertible Preferred Stock, or any shares of Series D Convertible Preferred Stock other than pursuant to the Combination Agreement dated May 31, 2019 between us, the Bennetts, Remington Holdings, L.P. and certain other parties, as amended (the “Combination Agreement”); (iv) entering into any agreement that expressly prohibits or restricts the payment of dividends on the Series D Convertible Preferred Stock or the common stock of the Company or the exercise of the Change of Control Put Option (as defined in the Combination Agreement); or (v) other than the payment of dividends on the Series D Convertible Preferred Stock or payments to purchase any of the Series D Convertible Preferred Stock, transferring all or a substantial portion of the Company’s or its subsidiaries’ cash balances or other assets to a person other than the Company or its subsidiaries, other than by means of a dividend payable by the Company pro rata to the holders of the Company common stock (together with a corresponding dividend payable to the holders of the Series D Convertible Preferred Stock).
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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three and six months June 30, 2020, we recorded $795,000 and $1.6 million, respectively, of amortization related to preferred stock discounts. For the three and six months June 30, 2019, we recorded $484,000 and $975,000, respectively, of amortization related to preferred stock discounts.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As of June 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as an expense in the period incurred in our condensed consolidated statements of operations. Unpaid dividends, declared and undeclared, totaling $11.9 million at June 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”.
Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Preferred dividends - declared	$4,002	$2,791	$7,940	$5,583
Preferred dividends per share - declared	$0.2093	$0.3438	$0.4153	$0.6875
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	June 30, 2020	December 31, 2019
Aggregate preferred dividends - undeclared	$7,875	$—
Aggregate preferred dividends - undeclared per share	$0.4119	$—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and six months June 30, 2020 and 2019 are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity-based compensation
Stock option amortization (1)	$(397)	$2,043	$1,692	$4,194
Employee equity grant expense (2)	247	57	352	57
Director and other non-employee equity grants expense (3)	414	604	269	611
Total equity-based compensation	$264	$2,704	$2,313	$4,862

Other equity-based compensation
REIT equity-based compensation (4)	$2,309	$6,615	$9,200	$12,483
	$2,573	$9,319	$11,513	$17,345

________

(1)
As of June 30, 2020, the Company had approximately $5.8 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.0 years. The change in three months ended June 30, 2020, is primarily due to the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020.

(2)
As of June 30, 2020, the Company had approximately $2.3 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.6 years. Effective as of May 15, 2020, employee equity grant expense additionally includes common stock issued to Mr. Monty J. Bennett at fair value in lieu of cash for payment of his base salary pursuant to the Company’s 2014 Incentive Plan, as amended. See note 1.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value
Unrealized gain (loss)	$(880)	$4,817	$2,697	$4,077

Distributions
Fair value (1)	$4	$27	$6	$73
Shares (1)	—	1	1	2

________

(1)	Distributions made to one participant.
As of June 30, 2020 and December 31, 2019 the carrying value of the DCP liability was $2.0 million and $4.7 million, respectively.
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
In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Ashford Trust master hotel management agreement between Remington Lodging and Ashford Trust remains in effect. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Under the original terms of the Ashford Trust master hotel management agreement, Ashford Trust paid us on the fifth day of each month for the base fees in the preceding month. On March 13, 2020, Ashford Trust entered into the Ashford Trust Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage our corporate working capital and to ensure the continued efficient operation of the Ashford Trust hotels managed by Remington, Ashford Trust agreed to pay the base fee and to reimburse all expenses for Remington-managed hotels on a weekly basis for the preceding week, rather than on a monthly basis. The Ashford Trust Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Ashford Trust.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 20, 2020, Lismore, a wholly owned subsidiary of the Company, entered into an agreement to seek modifications, forbearances or refinancings of Ashford Trust’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services to be provided by Lismore under the amended and restated agreement, Lismore is entitled to receive a fee of up to $2.6 million in three equal installments of $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by Ashford Trust has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. As of June 30, 2020, the Company has recognized $689,000 as revenue and $7.6 million as deferred income of which $2.8 million is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee	$8,557	$8,415	$17,474	$16,460

Hotel management:
Base management fees (1)	3,504	—	9,197	—

Project management revenue (2)	838	4,273	3,920	8,289
Audio visual revenue (3)	—	—	—	—

Other revenue
Debt placement and related fees (4)	689	79	817	1,158
Claims management services (5)	27	20	46	31
Lease revenue (6)	—	945	—	1,891
Other services (7)	336	409	786	876
Total other revenue	1,052	1,453	1,649	3,956

Cost reimbursement revenue	19,947	8,346	88,020	15,956

Total revenues	$33,898	$22,487	$120,260	$44,661

REVENUES BY SEGMENT (8)
REIT advisory	$10,354	$16,923	$25,962	$32,612
Remington	20,739	—	86,274	—
Premier	1,319	5,076	5,261	10,015
OpenKey	30	27	129	55
Corporate and other	1,456	461	2,634	1,979
Total revenues	$33,898	$22,487	$120,260	$44,661

COST OF REVENUES
Cost of audio visual revenues (3)	$3	$1,862	$2,014	$3,546

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$7	$4,227	$4,604	$8,050
________

(1)
Hotel management revenue is reported within our Remington segment. Base management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). See note 3 for discussion of the hotel management revenue recognition policy.

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

(4)	Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services..

(5)	Claims management services include revenue earned from providing insurance claim assessment and administration services.

(6)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. Our ERFP leases entered into in 2018 commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the three and six months ended June 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

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
In 2014, Braemar entered into a hotel master management agreement with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett, our Chairman and Mr. Archie Bennett, Jr., who is Monty J. Bennett’s father.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Braemar. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Braemar’s TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Braemar master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Braemar master hotel management agreement between Remington Lodging and Braemar remains in effect. Braemar pays the Company a monthly hotel management fee equal to the greater of $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Under the original terms of the Braemar master hotel management agreement, Braemar paid us on the fifth day of each month for the base fees in the preceding month. On March 13, 2020, Braemar entered into the Braemar Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage its corporate working capital and to ensure the continued efficient operation of the Braemar hotels managed by Remington, Braemar agreed to pay the base fee and to reimburse all expenses for Remington-managed hotels on a weekly basis for the preceding week, rather than on a monthly basis. The Braemar Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Braemar.
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
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Braemar’s secured revolving credit facility (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. As of June 30, 2020, the Company has recognized $646,000 as revenue and $2.3 million as deferred income of which $276,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 12 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee	$2,573	$2,775	$5,193	$5,352
Incentive advisory fee (1)	169	169	339	339
Other advisory revenue (2)	131	130	260	258
Total advisory services revenue	2,873	3,074	5,792	5,949

Hotel management:
Base management fees (3)	154	—	509	—

Project management revenue (4)	712	2,078	1,455	4,449
Audio visual revenue (5)	—	—	—	—

Other revenue
Debt placement and related fees (6)	646	—	646	275
Claims management services (7)	45	35	83	65
Lease revenue (8)	—	84	—	168
Other services (9)	53	279	475	548
Total other revenue	744	398	1,204	1,056

Cost reimbursement revenue	3,490	2,940	10,360	5,254

Total revenues	$7,973	$8,490	$19,320	$16,708

REVENUES BY SEGMENT (10)
REIT advisory	$5,184	$5,718	$10,530	$10,645
Remington	1,032	—	5,249	—
Premier	897	2,493	1,990	5,240
OpenKey	11	13	71	33
Corporate and other	849	266	1,480	790
Total revenues	$7,973	$8,490	$19,320	$16,708

COST OF REVENUES
Cost of audio visual revenues (5)	$—	$119	$447	$205

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$—	$266	$1,005	$449
________

(1)
Incentive advisory fee for the three and six months June 30, 2020, includes the pro-rata portion of the third year installment of the 2018 incentive advisory fee, which will be paid in January 2021, and for the three and six months June 30, 2019, includes the pro-rata portion of the second year installment of the 2018 incentive advisory fee, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement.

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

(3)
Hotel management revenue is reported within our Remington segment. Base management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). See note 3 for discussion of the hotel management revenue recognition policy.

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

(6)	Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.

(7)	Claims management services include revenue earned from providing insurance claim assessment and administration services.

(8)
In connection with our legacy key money transaction with Braemar which commenced prior to 2019, we lease FF&E to Braemar rent-free. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the three and six months ended June 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

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
On March 16, 2020, the Company announced entry into the Extension Agreement, dated March 13, 2020 (the “Extension Agreement”), related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of June 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9.
On September 25, 2019, the Company announced the formation of Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement with Ashford Inc. in the third quarter of 2019 in which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. As of June 30, 2020, Ashford Trust and Braemar have funded approximately $2.5 million and $834,000, respectively. The Company recognized $462,000 and $159,000 of cost reimbursement revenue from Ashford Trust and Braemar, respectively, for the three months ended June 30, 2020 in our condensed consolidated statements of operations. The Company recognized $1.2 million and $430,000 of cost reimbursement revenue from Ashford Trust and Braemar, respectively, for the six months ended June 30, 2020 in our condensed consolidated statements of operations.
Additionally, see note 2 with respect to the Company’s Restricted Cash and Other Liabilities policies related to reserves for insurance claims and associated ancillary costs.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(7,996)	$112	$(185,636)	$822
Less: Dividends on preferred stock, declared and undeclared (1)	(7,940)	(2,791)	(15,815)	(5,583)
Less: Amortization of preferred stock discount	(795)	(484)	(1,605)	(975)
Undistributed net income (loss) allocated to common stockholders	(16,731)	(3,163)	(203,056)	(5,736)
Distributed and undistributed net income (loss) - basic	$(16,731)	$(3,163)	$(203,056)	$(5,736)
Effect of deferred compensation plan	—	(4,817)	—	(4,077)
Effect of incremental subsidiary shares	—	(171)	—	(373)
Distributed and undistributed net income (loss) - diluted	$(16,731)	$(8,151)	$(203,056)	$(10,186)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,269	2,462	2,236	2,441
Effect of deferred compensation plan shares	—	203	—	101
Effect of incremental subsidiary shares	—	52	—	41
Weighted average common shares outstanding – diluted	2,269	2,717	2,236	2,583

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(7.37)	$(1.28)	$(90.81)	$(2.35)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(7.37)	$(3.00)	$(90.81)	$(3.94)
________

(1)
As of June 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million. Undeclared dividends were deducted to arrive at net income attributable to common stockholders. See note 11.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(25)	(6)	(361)	(10)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(619)	(133)	(723)	94
Dividends on preferred stock, declared and undeclared	7,940	2,791	15,815	5,583
Amortization of preferred stock discount	795	484	1,605	975
Total	$8,091	$3,136	$16,336	$6,642
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	15	11	34	10
Effect of assumed exercise of stock options	—	16	—	40
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of incremental subsidiary shares	561	72	481	59
Effect of assumed conversion of preferred stock	4,068	1,450	4,068	1,450
Total	4,648	1,553	4,587	1,563

16. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities, (b) Remington, which provides hotel management services, (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (d) JSAV, which provides event technology and creative communications solutions services, (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (f) RED, a provider of watersports activities and other travel and transportation services, (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry, and (i) Lismore and REA Holdings, which provide debt placement and related services, real estate advisory services and brokerage services. For 2020, OpenKey, RED, Marietta, Pure Wellness and Lismore and REA Holdings do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness and Lismore and REA Holdings into an “all other” sixth reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three and six months June 30, 2020, and 2019 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended June 30, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$11,430	$—	$—	$—	$—	$—	$11,430
Hotel management	—	3,691	—	—	—	—	3,691
Project management fees	—	—	2,052	—	—	—	2,052
Audio visual	—	—	—	970	—	—	970
Other	83	—	—	—	292	2,962	3,337
Cost reimbursement revenue (1)	4,037	18,768	692	—	—	621	24,118
Total revenues	15,550	22,459	2,744	970	292	3,583	45,598
EXPENSES
Depreciation and amortization	2,437	3,534	3,157	488	4	489	10,109
Impairment	—	—	—	—	—	—	—
Other operating expenses (2)	—	3,357	1,823	5,059	734	11,600	22,573
Reimbursed expenses (1)	3,974	18,768	692	—	—	621	24,055
Total operating expenses	6,411	25,659	5,672	5,547	738	12,710	56,737
OPERATING INCOME (LOSS)	9,139	(3,200)	(2,928)	(4,577)	(446)	(9,127)	(11,139)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	17	17
Interest expense	—	—	—	(184)	—	(1,062)	(1,246)
Amortization of loan costs	—	—	—	(14)	—	(76)	(90)
Interest income	—	—	—	—	—	1	1
Realized gain (loss) on investments	—	(11)	—	—	—	—	(11)
Other income (expense)	—	14	—	141	(16)	(73)	66
INCOME (LOSS) BEFORE INCOME TAXES	9,139	(3,197)	(2,928)	(4,634)	(462)	(10,320)	(12,402)
Income tax (expense) benefit	(2,170)	525	559	1,171	—	3,399	3,484
NET INCOME (LOSS)	$6,969	$(2,672)	$(2,369)	$(3,463)	$(462)	$(6,921)	$(8,918)
________

(1)
Our segments are reported net of eliminations upon consolidation. Approximately $2.4 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.

(2)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$23,266	$—	$—	$—	$—	$—	$23,266
Hotel management	—	9,815	—	—	—	—	9,815
Project management fees	—	—	5,990	—	—	—	5,990
Audio visual	—	—	—	30,644	—	—	30,644
Other	140	—	—	—	814	9,074	10,028
Cost reimbursement revenue (1)	13,101	83,100	1,906	—	—	1,590	99,697
Total revenues	36,507	92,915	7,896	30,644	814	10,664	179,440
EXPENSES
Depreciation and amortization	4,876	6,911	6,314	992	10	975	20,078
Impairment	—	126,548	49,524	2,141	—	—	178,213
Other operating expenses (2)	—	7,652	4,887	31,445	1,722	25,467	71,173
Reimbursed expenses (1)	12,970	83,100	1,906	—	—	1,590	99,566
Total operating expenses	17,846	224,211	62,631	34,578	1,732	28,032	369,030
OPERATING INCOME (LOSS)	18,661	(131,296)	(54,735)	(3,934)	(918)	(17,368)	(189,590)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	253	253
Interest expense	—	—	—	(441)	—	(1,981)	(2,422)
Amortization of loan costs	—	—	—	(28)	—	(128)	(156)
Interest income	—	—	—	—	—	29	29
Realized gain (loss) on investments	—	(386)	—	—	—	—	(386)
Other income (expense)	—	26	—	(314)	(6)	(161)	(455)
INCOME (LOSS) BEFORE INCOME TAXES	18,661	(131,656)	(54,735)	(4,717)	(924)	(19,356)	(192,727)
Income tax (expense) benefit	(4,423)	1,714	727	1,037	—	6,514	5,569
NET INCOME (LOSS)	$14,238	$(129,942)	$(54,008)	$(3,680)	$(924)	$(12,842)	$(187,158)
________

(1)
Our segments are reported net of eliminations upon consolidation. Approximately $5.8 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.

(2)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2019
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$11,489	$—	$—	$—	$—	$11,489
Hotel management	—	—	—	—	—	—
Project management fees	—	6,430	—	—	—	6,430
Audio visual	—	—	30,127	—	—	30,127
Other	1,085	—	—	194	2,804	4,083
Cost reimbursement revenue	10,067	1,270	—	—	—	11,337
Total revenues	22,641	7,700	30,127	194	2,804	63,466
EXPENSES
Depreciation and amortization	1,151	2,738	503	7	116	4,515
Other operating expenses (1)	—	3,048	30,296	768	12,665	46,777
Reimbursed expenses	9,961	1,270	—	—	—	11,231
Total operating expenses	11,112	7,056	30,799	775	12,781	62,523
OPERATING INCOME (LOSS)	11,529	644	(672)	(581)	(9,977)	943
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(298)	(298)
Interest expense	—	—	(356)	—	(89)	(445)
Amortization of loan costs	—	—	(14)	(6)	(50)	(70)
Interest income	—	—	—	—	9	9
Other income (expense)	—	—	(50)	6	2	(42)
INCOME (LOSS) BEFORE INCOME TAXES	11,529	644	(1,092)	(581)	(10,403)	97
Income tax (expense) benefit	(2,550)	(342)	319	—	2,147	(426)
NET INCOME (LOSS)	$8,979	$302	$(773)	$(581)	$(8,256)	$(329)
________

(1)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

	Six Months Ended June 30, 2019
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$22,409	$—	$—	$—	$—	$22,409
Project management fees	—	12,872	—	—	—	12,872
Audio visual	—	—	61,102	—	—	61,102
Other	2,156	—	—	451	6,486	9,093
Cost reimbursement revenue	18,692	2,618	—	—	—	21,310
Total revenues	43,257	15,490	61,102	451	6,486	126,786
EXPENSES
Depreciation and amortization	1,915	5,476	958	14	260	8,623
Other operating expenses (1)	—	5,750	58,304	1,718	27,924	93,696
Reimbursed expenses	18,364	2,618	—	—	—	20,982
Total operating expenses	20,279	13,844	59,262	1,732	28,184	123,301
OPERATING INCOME (LOSS)	22,978	1,646	1,840	(1,281)	(21,698)	3,485
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(573)	(573)
Interest expense	—	—	(570)	—	(172)	(742)
Amortization of loan costs	—	—	(27)	(12)	(100)	(139)
Interest income	—	—	—	—	29	29
Other income (expense)	—	—	(156)	11	50	(95)
INCOME (LOSS) BEFORE INCOME TAXES	22,978	1,646	1,087	(1,282)	(22,464)	1,965
Income tax (expense) benefit	(5,039)	(768)	(568)	—	4,649	(1,726)
NET INCOME (LOSS)	$17,939	$878	$519	$(1,282)	$(17,815)	$239
________

(1)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	adverse effects of the COVID-19 pandemic, including a general reduction in business and personal travel and travel restrictions in regions where our clients’ hotels are located;

•	actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;

•	uncertainty associated with the ability for each of Ashford Trust and Braemar, two of the Company's key clients, to continue as a going concern;

•
uncertainty associated with the ability of the Company to remain in compliance with all covenants in our Term Loan Agreement and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	changes in our industry and the markets in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Ashford Trust and Braemar, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•	the timing and outcome of the SEC investigation;

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

•
the failure to make full dividend payments on our Series D Convertible Preferred Stock in consecutive quarters, which would will result in a higher interest rate and the right of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. to each have the right to appoint one member to the Board;

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
Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of August 5, 2020, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 436,736 shares of our common stock, which represented an approximately 17.4% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of August 5, 2020 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 68.1%.

We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) project management services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement and related services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford Hospitality Advisors, LLC (“Ashford LLC”), Ashford Hospitality Services, LLC (“Ashford Services”) and their respective subsidiaries.
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
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended June 30, 2020, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $11.3 million.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020 and beyond. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the cash compensation of its board of directors, executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. Additionally, in May, in order to preserve Company liquidity, the Company: (1) entered into a letter agreement with its Chief Executive Officer, Mr. Monty J. Bennett, to pay his base salary (as previously reduced in March) for the remainder of 2020 in the form of common stock of the Company; (2) amended contingent consideration and stock consideration collar payment terms related to the acquisition of BAV; and (3) on June 24, 2020, the Company declared the remaining 50% of the cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our subsidiaries to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of June 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. As of June 30, 2020, JSAV was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. JSAV is actively negotiating the terms for a waiver with its lender; however, no assurances can be given that a waiver will be obtained on acceptable terms or at all. As a result, JSAV’s outstanding debt balance of $20.0 million has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our RED subsidiary will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. The JSAV and RED subsidiary loans are secured by the respective subsidiary’s tangible assets. None of our subsidiaries’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 6 in our condensed consolidated financial statements.
The Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining debt waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenue from Ashford Trust and Braemar, two of the Company's key customers, due to the uncertainty of future payment of such fees because each of Ashford Trust and Braemar currently exhibits conditions that create substantial doubt about the ability for each to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenue remains subject to the discretion of the independent board members of each of Ashford Trust and Braemar, which is not within the Company's control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $35.0 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet which resulted in a negative $40.0 million working capital position as of June 30, 2020.
In April of 2020, certain of our subsidiaries applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of June 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9 to our condensed consolidated financial statements.
On March 13, 2020, Ashford Trust entered into the Ashford Trust Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage our corporate working capital and to ensure the continued efficient operation of the Ashford Trust hotels managed by Remington, Ashford Trust agreed to pay the base fee and to reimburse all expenses for Remington-managed hotels on a weekly basis for the preceding week, rather than on a monthly basis. The Ashford Trust Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Ashford Trust.
On March 13, 2020, Braemar entered into the Braemar Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage its corporate working capital and to ensure the continued efficient operation of the Braemar hotels managed by Remington, Braemar agreed to pay the base fee and to reimburse all expenses for Remington-managed hotels on a weekly basis for the preceding week, rather than on a monthly basis. The Braemar Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Braemar.
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

On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each non-employee director serving on the Company’s Board would be temporarily reduced by 25% and would continue in effect until the Board determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the Board in its discretion. On August 7, 2020, the Company announced that for fiscal year 2020, the directors will receive the full value of their annual cash retainer (without reduction). However, the full value of such cash retainer will be paid 25% in fully vested common shares and 75% in cash. The remaining quarterly installments of such retainer will be adjusted so that, for fiscal year 2020 in the aggregate, each director will have received 25% of the value of the full annual cash retainer in equity and the remaining 75% in cash. This arrangement does not apply to any additional cash retainers for committee service or service as lead director, which will continue to be paid in cash. The Board currently intends to continue this arrangement through our 2021 Annual Meeting of Stockholders, at which time the Board currently intends to re-examine the program.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As of June 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as an expense in the period incurred in our condensed consolidated statements of operations. Unpaid dividends, declared and undeclared, totaling $11.9 million at June 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”.
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
On March 20, 2020, Lismore, a wholly owned subsidiary of the Company, entered into an agreement to seek modifications, forbearances or refinancings of Ashford Trust’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services to be provided by Lismore under the amended and restated agreement, Lismore is entitled to receive a fee of up to $2.6 million in three equal installments of $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by Ashford Trust has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. As of June 30, 2020, the Company has recognized $689,000 as revenue and $7.6 million as deferred income of which $2.8 million is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note14 to our condensed consolidated financial statements.
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
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt and Braemar’s secured revolving credit facility (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. As of June 30, 2020, the Company has recognized $646,000 as revenue and $2.3 million as deferred income of which $276,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 12 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 14 to our condensed consolidated financial statements.
Effective May 13, 2020, Douglas A. Kessler, Senior Managing Director of the Company, voluntarily resigned from his employment and all other positions he held with the Company and its subsidiaries, affiliated entities, and entities that it advises (including his role as President and Chief Executive Officer at Ashford Trust) in order to pursue other professional opportunities. Effective May 14, 2020, Ashford Trust appointed J. Robison Hays, III to fill the role of President and Chief Executive Officer. In connection with this appointment, Mr. Hays will no longer serve as Ashford Trust’s Chief Strategy Officer. Additionally, Mr. Hays will cease to serve as the Company’s Co-President and Chief Strategy Officer and will serve instead as Senior Managing Director of the Company. Accordingly, Jeremy J. Welter’s title at the Company has changed from Co-President and Chief Operating Officer to President and Chief Operating Officer.
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. Each issuance of the Company’s common stock will occur on, or as soon as reasonably practicable following, each regular payroll date. The number of shares issued with respect to each payroll date will be equal to the cash salary which would have been paid, less any taxes withheld and benefits deductions, divided by the volume weighted average price per share of the Company’s common stock over all trading days in the period commencing on the first trading date in the applicable payroll period and ending on the last trading date immediately prior to the last day of the payroll period. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of the novel coronavirus (COVID-19).
On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020 related to the $3.0 million in contingent consideration earned by the BAV sellers in connection with BAV’s achievement of performance targets during the trailing twelve month period.

On June 16, 2020, J. Robison Hays, III resigned from the Company’s Board. As previously disclosed in our Current Report on Form 8-K filed on April 30, 2020, Mr. Hays also ceased to serve as the Company’s Co-President and Chief Strategy Officer and was instead appointed to serve as Senior Managing Director of the Company. Mr. Hays will continue to serve as the Company’s Senior Managing Director following his Board resignation. These changes were made in order to allow Mr. Hays to focus his attention on his new position as President and Chief Executive Officer of Ashford Trust and to ensure that his interests are better aligned with those of Ashford Trust’s stockholders. The board resignation was effective June 16, 2020. There are no disagreements between Mr. Hays and the Company in connection with his resignation.
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
RESULTS OF OPERATIONS
In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of the three and six months ended June 30, 2019, revenues and operating expense line item amounts have been reclassified to conform to the presentation adopted in the fourth quarter of 2019. These reclassifications have no effect on total revenues, total operating expense or net income previously reported.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
REVENUE
Advisory services	$11,430	$11,489	$(59)	(0.5)%
Hotel management	3,691	—	3,691
Project management fees	2,052	6,430	(4,378)	(68.1)%
Audio visual	970	30,127	(29,157)	(96.8)%
Other	3,337	4,083	(746)	(18.3)%
Cost reimbursement revenue	24,118	11,337	12,781	112.7%
Total revenues	45,598	63,466	(17,868)	(28.2)%
EXPENSES
Salaries and benefits	13,677	10,979	(2,698)	(24.6)%
Cost of revenues for project management	878	1,442	564	39.1%
Cost of revenues for audio visual	2,316	22,229	19,913	89.6%
Depreciation and amortization	10,109	4,515	(5,594)	(123.9)%
General and administrative	4,341	8,989	4,648	51.7%
Other	1,361	3,138	1,777	56.6%
Reimbursed expenses	24,055	11,231	(12,824)	(114.2)%
Total expenses	56,737	62,523	5,786	9.3%
OPERATING INCOME (LOSS)	(11,139)	943	(12,082)	(1,281.2)%
Equity in earnings (loss) of unconsolidated entities	17	(298)	315	105.7%
Interest expense	(1,246)	(445)	(801)	(180.0)%
Amortization of loan costs	(90)	(70)	(20)	(28.6)%
Interest income	1	9	(8)	(88.9)%
Realized gain (loss) on investments	(11)	—	(11)
Other income (expense)	66	(42)	108	257.1%
INCOME (LOSS) BEFORE INCOME TAXES	(12,402)	97	(12,499)	(12,885.6)%
Income tax (expense) benefit	3,484	(426)	3,910	917.8%
NET INCOME (LOSS)	(8,918)	(329)	(8,589)	(2,610.6)%
(Income) loss from consolidated entities attributable to noncontrolling interests	278	131	147	112.2%
Net (income) loss attributable to redeemable noncontrolling interests	644	310	334	107.7%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(7,996)	112	(8,108)	(7,239.3)%
Preferred dividends, declared and undeclared	(7,940)	(2,791)	(5,149)	(184.5)%
Amortization of preferred stock discount	(795)	(484)	(311)	(64.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,731)	$(3,163)	$(13,568)	(429.0)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $13.6 million, or 429.0%, to a $16.7 million loss for the three months ended June 30, 2020 (“the 2020 quarter”) compared to the three months ended June 30, 2019 (“the 2019 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues decreased $17.9 million, or 28.2%, to $45.6 million for the 2020 quarter compared to the 2019 quarter due to the following (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$11,130	$11,190	$(60)	(0.5)%
Incentive advisory fee (2)	169	169	—	—%
Other advisory revenue (3)	131	130	1	0.8%
Total advisory services revenue	11,430	11,489	(59)	(0.5)%

Hotel management:
Base management fees (4)	3,691	—	3,691

Project management revenue (5)	2,052	6,430	(4,378)	(68.1)%

Audio visual revenue (6)	970	30,127	(29,157)	(96.8)%

Other revenue:
Debt placement and related fees (7)	1,335	79	1,256	1,589.9%
Claims management services (8)	72	55	17	30.9%
Lease revenue (9)	—	1,029	(1,029)	(100.0)%
Other services (10)	1,930	2,920	(990)	(33.9)%
Total other revenue	3,337	4,083	(746)	(18.3)%

Cost reimbursement revenue (11)	24,118	11,337	12,781	112.7%

Total revenues	$45,598	$63,466	$(17,868)	(28.2)%

REVENUES BY SEGMENT (12)
REIT advisory	$15,550	$22,641	$(7,091)	(31.3)%
Remington	22,459	—	22,459
Premier	2,744	7,700	(4,956)	(64.4)%
JSAV	970	30,127	(29,157)	(96.8)%
OpenKey	292	194	98	50.5%
Corporate and other	3,583	2,804	779	27.8%
Total revenues	$45,598	$63,466	$(17,868)	(28.2)%
________

(1)	The decrease in base advisory fee is primarily due to higher revenue of $142,000 from Ashford Trust and lower revenue of $202,000 from Braemar.

(2)
Incentive advisory fees did not change compared to the 2019 quarter. The $169,000 of incentive advisory fee recognized in the 2020 quarter includes the pro-rata portion of the third year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2021. The incentive advisory fee for the 2019 quarter includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee in the amount of $169,000, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 and 2017 measurement periods.

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

(5)
The decrease in project management revenue is due to lower revenue from Ashford Trust and Braemar of $3.4 million and $1.4 million, respectively, due to reduced capital expenditures by our clients as a result of COVID-19.

(6)	The $29.2 million decrease in audio visual revenue is the result of COVID-19.

(7)
The increase in debt placement and related fee revenue is due to higher revenue of $610,000 from Ashford Trust and higher revenue of $646,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase in volume of the debt placement and related services is primarily due to COVID-19.

(8)	Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three and six months ended June 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(10)
The decrease in other services revenue is primarily due to decreased revenue from RED of $1.0 million due to a decrease in operations from COVID-19. The decrease was offset by $343,000 in other services revenue is from our acquisition of Marietta in November of 2019. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.

(11)
The increase in cost reimbursement revenue is primarily due to $18.8 million of cost reimbursement revenue recognized in the 2020 quarter for hotel management services from our Remington subsidiary acquired in November of 2019, offset by a decrease in cost reimbursement expense for advisory services of $6.0 million from the 2019 quarter.

(12)	See note 16 to our condensed consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense increased $2.7 million, or 24.6%, to $13.7 million for the 2020 quarter compared to the 2019 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change
Cash salaries and benefits:
Salary expense	$7,903	$8,858	$(955)
Bonus expense	3,978	3,136	842
Benefits related expenses	1,066	1,765	(699)
Total cash salaries and benefits (1)	12,947	13,759	(812)
Non-cash equity-based compensation:
Stock option grants	(397)	2,037	(2,434)
Employee equity grant expense	247	—	247
Total non-cash equity-based compensation	(150)	2,037	(2,187)
Non-cash (gain) loss in deferred compensation plan (2)	880	(4,817)	5,697
Total salaries and benefits	$13,677	$10,979	$2,698
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered which were reduced as a result of cost control efforts due to COVID-19.

(2)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the 2020 quarter and the gain in the 2019 quarter are primarily attributable to an increase and decrease, respectively, in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Project Management. Cost of revenues for project management decreased $564,000, or 39.1%, to $878,000 during the 2020 quarter compared to $1.4 million for the 2019 quarter due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $19.9 million, or 89.6%, to $2.3 million during the 2020 quarter compared to $22.2 million for the 2019 quarter, primarily due to cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.6 million, or 123.9%, to $10.1 million for the 2020 quarter compared to the 2019 quarter, primarily as a result of an increase of $3.5 million in amortization of management contracts acquired in our acquisition of Remington in November 2019 and an increase of $1.3 million in depreciation related to ERFP assets. Depreciation and amortization expense for the 2020 quarter and the 2019 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual”and also excludes depreciation expense for the 2020 quarter and the 2019 quarter related to marine vessels in the amount of $195,000 and $85,000, respectively, which are included in “other” operating expense.
General and Administrative Expense. General and administrative expenses decreased $4.6 million, or 51.7%, to $4.3 million for the 2020 quarter compared to the 2019 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change
Professional fees (1)	$1,022	$4,293	$(3,271)
Office expense	1,438	1,728	(290)
Public company costs	100	158	(58)
Director costs	618	860	(242)
Travel and other expense	1,125	1,908	(783)
Non-capitalizable - software costs	38	42	(4)
Total general and administrative	$4,341	$8,989	$(4,648)
________

(1)
The decrease in expense is primarily due to decreases in legal fees and transaction costs for our acquisition of Remington in November of 2019 and curtailing G&A expenses in the 2020 quarter due to COVID-19.

Other. Other operating expense was $1.4 million and $3.1 million for the 2020 quarter and the 2019 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED and Pure Wellness. The decrease is primarily due to a decrease in the 2020 quarter of $1.4 million in expense related to the fair value of contingent consideration from JSAV’s acquisition of BAV in March 2019. See notes 4 and 7 to our condensed consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses increased $12.8 million to $24.1 million during the 2020 quarter compared to $11.2 million for the 2019 quarter primarily due to hotel management expenses incurred by our Remington subsidiary acquired in November of 2019.
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

	Three Months Ended June 30,
	2020	2019	$ Change
Cost reimbursement revenue	$24,118	$11,337	$12,781
Reimbursed expenses	24,055	11,231	12,824
Net total	$63	$106	$(43)

Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings of unconsolidated entities changed $315,000 for the 2020 quarter due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $1.2 million and $445,000 for the 2020 quarter and the 2019 quarter, respectively, related to increases in balances outstanding on our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $90,000 and $70,000 for the 2020 quarter and the 2019 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $1,000 and $9,000 for the 2020 quarter and the 2019 quarter, respectively.
Realized Gain (Loss) on Investments. Realized loss on investments was $11,000 for the 2020 quarter. The realized loss on investments relates to losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
Other Income (Expense). Other income (expense) was $66,000 of income and $42,000 in expense in the 2020 quarter and the 2019 quarter, respectively.
Income Tax (Expense) Benefit. Income tax expense (benefit) changed by $3.9 million, from expense of $426,000 in the 2019 quarter to a benefit of $3.5 million in the 2020 quarter. Current tax expense increased by $834,000, from $477,000 in the 2019 quarter to $1.3 million expense in the 2020 quarter. Deferred tax benefit increased by $4.7 million from a $56,000 benefit in the 2019 quarter to a $4.8 million benefit in the 2020 quarter. The difference in income tax (expense) benefit is related to the decrease in operations as well as increase in non-taxable or non-deductible GAAP items, mainly amortization and deferred compensation, as well as a decrease in bonus depreciation.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $278,000 in the 2020 quarter and a loss of $131,000 in the 2019 quarter. See notes 2, 10 and 14 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $644,000 in the 2020 quarter and a loss of $310,000 in the 2019 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 11, and 14 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $5.1 million, or 184.5%, to $7.9 million during the 2020 quarter compared to $2.8 million for the 2019 quarter, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $311,000, or 64.3%, to $795,000 during the 2020 quarter compared to $484,000 for the 2019 quarter, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
REVENUE
Advisory services	$23,266	$22,409	$857	3.8%
Hotel management	9,815	—	9,815
Project management fees	5,990	12,872	(6,882)	(53.5)%
Audio visual	30,644	61,102	(30,458)	(49.8)%
Other	10,028	9,093	935	10.3%
Cost reimbursement revenue	99,697	21,310	78,387	367.8%
Total revenues	179,440	126,786	52,654	41.5%
EXPENSES
Salaries and benefits	29,987	27,193	(2,794)	(10.3)%
Cost of revenues for project management	2,329	2,915	586	20.1%
Cost of revenues for audio visual	22,746	43,668	20,922	47.9%
Depreciation and amortization	20,078	8,623	(11,455)	(132.8)%
General and administrative	10,524	15,443	4,919	31.9%
Impairment	178,213	—	(178,213)
Other	5,587	4,477	(1,110)	(24.8)%
Reimbursed expenses	99,566	20,982	(78,584)	(374.5)%
Total expenses	369,030	123,301	(245,729)	(199.3)%
OPERATING INCOME (LOSS)	(189,590)	3,485	(193,075)	(5,540.2)%
Equity in earnings (loss) of unconsolidated entities	253	(573)	826	144.2%
Interest expense	(2,422)	(742)	(1,680)	(226.4)%
Amortization of loan costs	(156)	(139)	(17)	(12.2)%
Interest income	29	29	—	—%
Realized gain (loss) on investments	(386)	—	(386)
Other income (expense)	(455)	(95)	(360)	(378.9)%
INCOME (LOSS) BEFORE INCOME TAXES	(192,727)	1,965	(194,692)	(9,908.0)%
Income tax (expense) benefit	5,569	(1,726)	7,295	422.7%
NET INCOME (LOSS)	(187,158)	239	(187,397)	(78,408.8)%
(Income) loss from consolidated entities attributable to noncontrolling interests	438	294	144	49.0%
Net (income) loss attributable to redeemable noncontrolling interests	1,084	289	795	275.1%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(185,636)	822	(186,458)	(22,683.5)%
Preferred dividends, declared and undeclared	(15,815)	(5,583)	(10,232)	(183.3)%
Amortization of preferred stock discount	(1,605)	(975)	(630)	(64.6)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(203,056)	$(5,736)	$(197,320)	(3,440.0)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $197.3 million to a $203.1 million loss for the six months ended June 30, 2020 (“the 2020 period”) compared to the six months ended June 30, 2019 (“the 2019 period”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $52.7 million, or 41.5%, to $179.4 million for the 2020 period compared to the 2019 period due to the following (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$22,667	$21,812	$855	3.9%
Incentive advisory fee (2)	339	339	—	—%
Other advisory revenue (3)	260	258	2	0.8%
Total advisory services revenue	23,266	22,409	857	3.8%

Hotel management:
Base management fees (4)	9,815	—	9,815

Project management revenue (5)	5,990	12,872	(6,882)	(53.5)%

Audio visual revenue (6)	30,644	61,102	(30,458)	(49.8)%

Other revenue:
Debt placement and related fees (7)	1,463	1,433	30	2.1%
Claims management services (8)	129	96	33	34.4%
Lease revenue (9)	—	2,059	(2,059)	(100.0)%
Other services (10)	8,436	5,505	2,931	53.2%
Total other revenue	10,028	9,093	935	10.3%

Cost reimbursement revenue (11)	99,697	21,310	78,387	367.8%

Total revenues	$179,440	$126,786	$52,654	41.5%

REVENUES BY SEGMENT (12)
REIT advisory	$36,507	$43,257	$(6,750)	(15.6)%
Remington	92,915	—	92,915
Premier	7,896	15,490	(7,594)	(49.0)%
JSAV	30,644	61,102	(30,458)	(49.8)%
OpenKey	814	451	363	80.5%
Corporate and other	10,664	6,486	4,178	64.4%
Total revenues	$179,440	$126,786	$52,654	41.5%
________

(1)	The increase in base advisory fee is due to higher revenue of $1.0 million from Ashford Trust and lower revenue of $159,000 from Braemar.

(2)
Incentive advisory fees did not change compared to the 2019 period. The $339,000 of incentive advisory fee recognized in the 2020 period includes the pro-rata portion of the third year installment of the Braemar 2018 incentive advisory fee which will be paid in January 2021. The incentive advisory fee for the 2019 period includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee in the amount of $339,000, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 and 2017 measurement periods.

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

(5)
The decrease in project management revenue is due to lower revenue from Ashford Trust and Braemar of $4.4 million and $3.0 million, respectively, due to reduced capital expenditures by our clients as a result of COVID-19.

(6)	The $30.5 million decrease in audio visual revenue is the result of COVID-19.

(7)
The increase in debt placement and related fee revenue is due to lower revenue of $341,000 from Ashford Trust and higher revenue of $371,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase in volume of the debt placement and related services is primarily due to COVID-19.

(8)	Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three and six months ended June 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is primarily due to increased revenue from RED of $730,000 due to growth, which occurred prior to COVID-19, of the entity that conducts RED’s legacy U.S. Virgin Islands operations and RED’s acquisition of Sebago in July of 2019. $2.4 million of the increase in other services revenue is from our acquisition of Marietta in November of 2019. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.

(11)
The increase in cost reimbursement revenue is primarily due to $83.1 million of cost reimbursement revenue recognized in the 2020 period for hotel management services from our Remington subsidiary acquired in November of 2019.

(12)	See note 16 to our condensed consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense increased by $2.8 million, or 10.3%, to $30.0 million for the 2020 period compared to the 2019 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Cash salaries and benefits:
Salary expense	$19,290	$16,828	$2,462
Bonus expense	7,578	6,536	1,042
Benefits related expenses	3,772	3,718	54
Total cash salaries and benefits (1)	30,640	27,082	3,558
Non-cash equity-based compensation:
Stock option grants	1,692	4,188	(2,496)
Employee equity grant expense	352	—	352
Total non-cash equity-based compensation	2,044	4,188	(2,144)
Non-cash (gain) loss in deferred compensation plan (2)	(2,697)	(4,077)	1,380
Total salaries and benefits	$29,987	$27,193	$2,794
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered, which occurred primarily as a result of our acquisitions in 2019.

(2)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2020 period and the gain in the 2019 period are primarily attributable to a decrease in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Project Management. Cost of revenues for project management decreased $586,000, or 20.1% to $2.3 million during the 2020 period compared to $2.9 million for the 2019 period, due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $20.9 million, or 47.9%, to $22.7 million during the 2020 period compared to $43.7 million for the 2019 period, primarily due to cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $11.5 million, or 132.8%, to $20.1 million for the 2020 period compared to the 2019 period, primarily as a result of an increase of $6.8 million in amortization of management contracts acquired in our acquisition of Remington in November 2019 and an increase of $2.9 million in depreciation related to ERFP assets. Depreciation and amortization expense for the 2020 period and the 2019 period excludes depreciation expense related to audio visual equipment of $2.4 million and $2.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2020 period and the 2019 period related to marine vessels in the amount of $386,000 and $149,000, respectively, which are included in “other” operating expense.
General and Administrative Expense. General and administrative expenses decreased by $4.9 million, or 31.9%, to $10.5 million for the 2020 period compared to the 2019 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Professional fees (1)	$2,364	$6,759	$(4,395)
Office expense (2)	3,908	3,611	297
Public company costs	202	294	(92)
Director costs	727	1,122	(395)
Travel and other expense	3,190	3,550	(360)
Non-capitalizable - software costs	133	107	26
Total general and administrative	$10,524	$15,443	$(4,919)
________

(1)
The decrease in expense is primarily due to decreases in legal fees and transaction costs related to JSAV’s acquisition of BAV in March of 2019 and our acquisition of Remington in November of 2019 and curtailing G&A expenses in the 2020 period due to COVID-19.

(2)    The increase in expense is primarily due to increased rent expense from our acquisition of Remington in November 2019.
Impairment. In the 2020 period, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. There were no impairment charges for the 2019 period. See notes 5 and 7 to our condensed consolidated financial statements.
Other. Other operating expense was $5.6 million and $4.5 million for the 2020 period and the 2019 period, respectively. Other operating expense includes cost of goods sold, depreciation, and royalties associated with OpenKey, RED and Pure Wellness as well as $617,000 in expense from the changes in the fair value of contingent consideration related to JSAV’s acquisition of BAV in March 2019 and RED’s acquisition of Sebago in July 2019. See notes 4 and 7 to our condensed consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses increased $78.6 million to $99.6 million during the 2020 period compared to $21.0 million for the 2019 period primarily due to hotel management expenses incurred by our Remington subsidiary acquired in November of 2019.
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

	Six Months Ended June 30,
	2020	2019	$ Change
Cost reimbursement revenue	$99,697	$21,310	$78,387
Reimbursed expenses	99,566	20,982	78,584
Net total	$131	$328	$(197)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was earnings of $253,000 and a loss of $573,000 for the 2020 period and the 2019 period, respectively. Equity in earnings (loss) of unconsolidated entities represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased to $2.4 million from $742,000 for the 2020 period and the 2019 period, respectively, related to increases in our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $156,000 and $139,000 for the 2020 period and the 2019 period, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $29,000 and $29,000 for the 2020 period and the 2019 period, respectively.
Realized Gain (Loss) on Investments. Realized loss on investments was $386,000 for the 2020 period. The realized loss on investments relates to losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
Other Income (Expense). Other expense was $455,000 and $95,000 in the 2020 period and the 2019 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $7.3 million, from $1.7 million expense in the 2019 period to a $5.6 million benefit in the 2020 period. Current tax expense changed by $1.0 million, from $1.5 million expense in 2019 to $2.5 million expense in 2020. Deferred tax (expense) benefit changed by $8.3 million from $240,000 expense in 2019 to $8.1 million in benefit in 2020. The difference in income tax (expense) benefit is related to the decrease in operations and increase in non-taxable or non-deductible GAAP items, mainly amortization, impairment and deferred compensation, as well as a decrease in bonus depreciation.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $438,000 in the 2020 period and a loss of $294,000 in the 2019 period. See notes 2 and 10 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $1.1 million in the 2020 period and loss of $289,000 in the 2019 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $10.2 million to $15.8 million during the 2020 period compared to $5.6 million for the 2019 period, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $630,000 to $1.6 million during the 2020 period compared to $975,000 from the 2019 period, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020 and beyond. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the cash compensation of its board of directors, executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. Additionally, in May, in order to preserve Company liquidity, the Company: (1) entered into a letter agreement with its Chief Executive Officer, Mr. Monty J. Bennett, to pay his base salary (as previously reduced in March) for the remainder of 2020 in the form of common stock of the Company; (2) amended contingent consideration and stock consideration collar payment terms related to the acquisition of BAV; and (3) on June 24, 2020, the Company declared the remaining 50% of the cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our subsidiaries to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of June 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. As of June 30, 2020, JSAV was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. JSAV is actively negotiating the terms for a waiver with its lender; however, no assurances can be given that a waiver will be obtained on acceptable terms or at all. As a result, JSAV’s outstanding debt balance of $20.0 million has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our RED subsidiary will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2020. The JSAV and RED subsidiary loans are secured by the respective subsidiary’s tangible assets. None of our subsidiaries’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 6 in our condensed consolidated financial statements.

The Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining debt waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenue from Ashford Trust and Braemar, two of the Company's key customers, due to the uncertainty of future payment of such fees because each of Ashford Trust and Braemar currently exhibits conditions that create substantial doubt about the ability for each to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenue remains subject to the discretion of the independent board members of each of Ashford Trust and Braemar, which is not within the Company's control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $35.0 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet which resulted in a negative $40.0 million working capital position as of June 30, 2020.
Loan Agreements—On March 19, 2020, the Company amended and restated the senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance of the senior revolving credit facility, borrowing $35 million under the term loan in the aggregate. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) established a 0.50% LIBOR floor, (b) eliminated the consolidated net worth financial covenant, and (c) waived the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. The Term Loan Agreement has a four year term and a maximum principal amount of $35 million. Principal payments of 1.25% of the outstanding balance are payable on the last business day of each fiscal quarter commencing June 30, 2020. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds which if not met increase the principal payment due each quarter from 1.25% to 5.0% of the outstanding principal balance. The Company is also subject to certain financial covenants. See discussion above regarding covenant compliance.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate subsidiary notes payable, net was $28.0 million and $26.8 million as of June 30, 2020 and December 31, 2019, respectively. See discussion above regarding covenant compliance. For further discussion see note 6 to our condensed consolidated financial statements.
Preferred stock dividends—On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As of June 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as an expense in the period incurred in our condensed consolidated statements of operations. Unpaid dividends, declared and undeclared, totaling $11.9 million at June 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”.
The Board plans to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis. The Board believes that the deferral of certain preferred dividends will provide the Company with additional funds to meet its ongoing liquidity needs.

Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter, (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash pursuant hereto or converted to common shares. See also note 11 to our condensed consolidated financial statements.
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
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of June 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. As of March 31, 2020, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 9 to our condensed consolidated financial statements.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the six months ended June 30, 2020.
On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020 related to the $3.0 million in contingent consideration earned by the BAV sellers in connection with BAV’s achievement of performance targets during the trailing twelve month period.
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
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each non-employee director serving on the Company’s Board would be temporarily reduced by 25% and would continue in effect until the Board determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the Board in its discretion. On August 7, 2020, the Company announced that for fiscal year 2020, the directors will receive the full value of their annual cash retainer (without reduction). However, the full value of such cash retainer will be paid 25% in fully vested common shares and 75% in cash. The remaining quarterly installments of such retainer will be adjusted so that, for fiscal year 2020 in the aggregate, each director will have received 25% of the value of the full annual cash retainer in equity and the remaining 75% in cash. This arrangement does not apply to any additional cash retainers for committee service or service as lead director, which will continue to be paid in cash. The Board currently intends to continue this arrangement through our 2021 Annual Meeting of Stockholders, at which time the Board currently intends to re-examine the program.
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. Each issuance of the Company’s common stock will occur on, or as soon as reasonably practicable following, each regular payroll date. The number of shares issued with respect to each payroll date will be equal to the cash salary which would have been paid, less any taxes withheld and benefits deductions, divided by the volume weighted average price per share of the Company’s common stock over all trading days in the period commencing on the first trading date in the applicable payroll period and ending on the last trading date immediately prior to the last day of the payroll period. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of the novel coronavirus (COVID-19).
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Sources and Uses of Cash
As of June 30, 2020 and December 31, 2019, we had $65.5 million and $35.3 million of cash and cash equivalents, respectively, and $37.2 million and $17.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations, existing cash balances and borrowing on our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $37.8 million and $14.5 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash flows provided by operating activities in the six months ended June 30, 2020, was primarily due to payments received from Ashford Trust and Braemar related to their properties’ insurance claims liability, cash payments from Ashford Trust and Braemar related to their respective agreements with Lismore to seek modifications, forbearances or refinancings and the timing of receipt of our receivables from Ashford Trust and Braemar, offset by a decrease in earnings.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2020, net cash flows used in investing activities were $4.0 million. These cash flows consisted of capital expenditures of $2.1 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington Lodging related to the acquisition in November of 2019 and $548,000 for RED’s legacy U.S. Virgin Islands marine vessels.
For the six months ended June 30, 2019, net cash flows used in investing activities were $25.5 million due to the acquisition of BAV for $4.3 million ($5.0 million cash consideration less working capital adjustments of approximately $700,000) and the $2.2 million investment in REA Holdings. Capital expenditures include $13.1 million and $1.4 million related to our ERFP agreements with Ashford Trust and Braemar, respectively, $3.7 million of audio visual equipment and FF&E, and $988,000 for RED’s legacy U.S. Virgin Islands marine vessels.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2020, net cash flows provided by financing activities were $15.1 million. These cash flows consisted of $44.8 million of proceeds from borrowings on notes payable, $77,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $110,000 associated with tax withholdings for restricted stock vesting. These were offset by $8.7 million of payments for dividends on our preferred stock, $2.5 million of net payments on our revolving credit facilities, $16.6 million of payments on notes payable, $476,000 of payments on finance leases, $1.4 million of contingent consideration paid to the sellers of BAV and $290,000 of loan cost payments.
For the six months ended June 30, 2019, net cash flows provided by financing activities were $4.9 million. These cash flows consisted of $7.3 million of proceeds from borrowings on notes payable, $989,000 of net borrowings on our revolving credit facilities, $455,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $353,000 associated with tax withholdings for restricted stock vesting. These were offset by $2.8 million of payments for dividends on our preferred stock, $974,000 of payments on notes payable, $323,000 payments on finance leases, $63,000 in distributions to non-controlling interests, and $41,000 of loan cost payments.

Seasonality
Quarterly revenues may be adversely affected by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel and hospitality products and services. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in revenues, we expect to utilize cash on hand or borrowings to fund operations.
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
Long-term liability of our subsidiary compensation plan
We do not record on the balance sheet the long-term liability portion of the Ashford Trust and Braemar shares purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees as granted under our subsidiary compensation plan. The long-term liability was $251,000 and $687,000 as of June 30, 2020 and December 31, 2019, respectively.
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
Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2019 Form 10-K. There have been no material changes in these critical accounting policies.
During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. No impairment charges were recorded in the second quarter of 2020. We may continue to record impairment charges in the future due to the long-term economic impact and near-term financial impacts of the COVID-19 pandemic. See notes 5 and 7.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At June 30, 2020, our total indebtedness of $62.6 million included $60.0 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2020, would be approximately $600,000 annually. Interest rate changes have no impact on the remaining $2.6 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the agreements between Lismore and each of Ashford Trust and Braemar pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person and, (2) the Company’s accounting policies, procedures and internal controls related to such related party transactions. The Company is responding to the administrative subpoena.
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
We provide services primarily to clients in the hospitality industry. As a result, our business has and will continue to be significantly and adversely affected by the impact of, and the public perception of a risk of, a pandemic disease on the travel and hospitality industry. In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of certain businesses in affected regions. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the COVID-19 pandemic is significant and has resulted in materially reduced occupancy and RevPAR. Additionally, the financial statements of Ashford Trust and Braemar for the period ended June 30, 2020, each disclosed substantial doubt of each entity’s ability to continue as a going concern over the next twelve months from the date of issuance of its respective financial statements. Furthermore, the prolonged occurrence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel, resulting in the postponement or cancellation of business conferences and similar events. At this time the restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance at our clients’ hotels, each of which has been significantly negatively impacted by COVID-19); and (ii) revenues generated by our JSAV, Premier and Remington businesses, which depend in significant part on occupancy levels and operating performance at our clients’ hotels.
In addition, during the first quarter of 2020, we recorded goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment, as well as intangible asset impairment charges of $5.5 million related to indefinite-lived trademarks within our Remington segment. Such impairments have had a significant negative impact on our results of operations. No impairment charges were recorded in the second quarter of 2020. We may need to record additional impairment charges in future periods which would have a negative impact on our results of operation in future periods. Additionally, as a result of this goodwill impairment, we may not continue to meet the NYSE American continued listing criteria. See “We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to remain compliant with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.”
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
As of March 31, 2020, the Company’s consolidated net worth was less than $23.2 million, which resulted in a breach of a financial covenant related to our Term Loan Agreement. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. As of June 30, 2020, our subsidiaries were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our JSAV and RED subsidiaries will violate debt covenants pursuant to certain existing debt agreements which have no recourse to Ashford Inc. As a result, JSAV and RED may be required to immediately repay debt balances of $20.2 million and $2.6 million, respectively. The JSAV and RED subsidiary loans, which are expected to violate debt covenants, are secured by the respective subsidiary’s tangible assets. All of our subsidiaries’ debt has no recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants.
The foregoing, as well as, our negative $40.0 million working capital position as of June 30, 2020, raises substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our stock and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.
We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to remain compliant with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.
Our common stock is listed on the NYSE American exchange. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $4.0 million if an issuer has sustained as we have losses from continuing operations and/or net losses in three of the last four most recent fiscal years, as outlined in the NYSE American Company Guide. At June 30, 2020, we had a stockholders’ deficit of $159.2 million. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has: (1) average global market capitalization of at least $50,000,000; or total assets and revenues of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.
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
While it is intended that the acquisition of our project management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the project management business has decreased significantly as a result of our clients’ significant reductions to capital expenditure budgets in response to COVID-19. Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment of $49.5 million in the first quarter of 2020 related to our Premier segment, which is our project management business. No impairment charges were recorded in the second quarter of 2020. Our project management business will likely be adversely impacted if the properties owned by our clients are foreclosed upon by their respective lenders, as our project management business would likely no longer provide future project management services to such hotels. While the long-term value of the project management business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The hotel management business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our hotel management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the hotel management business has decreased significantly as a result of our clients’ significant decline in hotel occupancy and revenue per available room due to COVID-19. Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment of $121.0 million in the first quarter of 2020 related to our Remington segment, which is our hotel management business. No impairment charges were recorded in the second quarter of 2020.
In the second quarter of 2020, our client, Ashford Trust, received an acceleration notice from the lenders who hold the mezzanine loan notes secured by the Embassy Suites New York Manhattan Times Square and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California which accelerated all payments due under the applicable loan documents. Additionally, Ashford Trust received a notice of UCC sale from the respective lenders for each of Ashford Trust’s Rockbridge Portfolio, which is an eight hotel portfolio, and the portfolio consisting of the Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida. The notice provides that the respective lender will sell the subsidiaries of Ashford Trust that own the respective hotels in a public auction, whereby the Company will no longer provide hotel management services to the respective hotels, resulting in a loss of potential revenues to the Company.
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
The hotel management business exposes us to risks to which we have not historically been exposed. As a result of the hotel management acquisition, we are subject to the business risks inherent to the hotel management business, including risks related to the hotel and travel industries. Many of these risks are beyond our control, including, among others, risks relating to the impact of epidemics on the hotel and travel industry, adverse effects of international, national, regional and local economic and market conditions and increase in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists. Beginning in March 2020, our hotel management business experienced a significant reduction in revenue. Due to the impact of numerous governmental travel restrictions and lack of demand, many of the hotels that we manage through the hotel management business were closed for a significant period of time beginning in March 2020 and continuing through July 2020. Although some of the hotels have reopened as of the date of this filing, occupancy remains far below historic levels. In order to cut expenses, we laid off or furloughed a significant portion of our workforce in the hotel management business. The full financial impact of the reduction in demand for hotel management caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s hotel management business in the 2020 fiscal year.
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
We are predominantly dependent on Ashford Trust and Braemar as our only current asset management clients for a substantial portion of our operating revenues, the loss of either of which, or their failure or inability to pay any amounts owed to us, including under their advisory agreements, could adversely affect our business, financial condition, prospects and results of operations. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry.
Ashford Trust and Braemar are the only companies for which we currently provide asset management and advisory services. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry. Therefore, our business is subject to the risks of the businesses of each entity. The loss or failure of either company, termination of either advisory agreement, the failure or inability of either company to pay us any amounts owed under their respective advisory agreements or other contracts, and particularly their failure or inability to pay all or a portion of any applicable termination fee, would adversely affect our business, financial condition, prospects and results of operations. Additionally, these companies could sell assets over time or lose hotels to lenders who have foreclosed on loans secured by our clients’ properties, decreasing their market capitalization, and thereby cause our advisory fees and other revenues to decrease, which would adversely affect our results of operations and financial condition. Recently, Ashford Trust and Braemar announced they have each defaulted on their respective property-level secured debt and are in the process of negotiating forbearance agreements with their respective lenders. At this time, forbearance agreements have been executed on some, but not all of the loans for Ashford Trust and Braemar. On July 16, 2020, Ashford Trust reached a forbearance agreement with its lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of its hotels. The forbearance agreement allows Ashford Trust to defer interest payments for six months in exchange for Ashford Trust’s agreement to a repayment schedule. In the aggregate, including the Highland Pool loan, Ashford Trust has entered into forbearance agreements and accommodation agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $1.1 billion out of approximately $4.1 billion in property level debt outstanding as of June 30, 2020. During the second quarter of fiscal year 2020, Braemar reached forbearance agreements with its lenders relating to six mortgage loans and consisting of the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, Courtyard San Francisco Downtown and Marriott Seattle Waterfront. In the aggregate, Braemar has entered into forbearance agreements and accommodation agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of $760.0 million out of $1.1 billion in property level debt outstanding as of June 30, 2020. If Ashford Trust and Braemar are unable to negotiate forbearance agreements, the lenders may foreclose on hotels which serve as collateral for the property-level loans. Such foreclosures would reduce the market capitalizations of Ashford Trust and Braemar and thus reduce the advisory fees and other revenues from our services businesses. These decreases would adversely affect our results of operations and financial condition.
The representation of the Bennetts on the Board may increase as a result of our failure to make full dividend payments on the Series D Convertible Preferred Stock for two consecutive quarters.
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of Board. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Because we have missed the dividend payment in the second quarter ending June 30, 2020, if we do not pay the dividend in full for the third quarter ending September 30, 2020 (and have not paid the dividend accrued but unpaid for the second quarter), the Company will have failed to pay two consecutive full dividend payments and such Board appointment rights and increase in interest payment will apply beginning October 15, 2020 (the payment date of the third quarter dividend).
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.
As of June 30, 2020, the Bennetts directly or indirectly beneficially owned approximately 68.1% of our outstanding common stock (including shares of Series D Convertible Preferred Stock on an as-converted basis), provided that prior to August 8, 2023, the voting power of the holders of Series D Convertible Preferred Stock effectively will be limited to 40% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following August 8, 2023, the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of the Board and thereby control our management and affairs. In addition, at such time, the holders of Series D Convertible

Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of the Board or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of Board. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Because we have missed the dividend payment in the second quarter ending June 30, 2020, if we do not pay the dividend in full for the third quarter ending September 30, 2020 (and have not paid the dividend accrued but unpaid for the second quarter), the Company will have failed to pay two consecutive full dividend payments and such Board appointment rights and increase in interest payment will apply beginning October 15, 2020 (the payment date of the third quarter dividend).
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. Any such cumulative preferred dividends must be paid in full before we can make any distributions to holders of our common stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
The holders of the Series D Convertible Preferred Stock are expected to benefit from significant cash flows that may create conflicts of interest in our management.
The Bennetts and other sellers of the project and hotel management businesses were issued Series D Convertible Preferred Stock in consideration for the sale of such businesses. Each share of Series D Convertible Preferred Stock has a cumulative dividend rate of 6.59% per year until the first anniversary of the closing of the hotel management business acquisition, 6.99% per year from the first anniversary of such closing until the second anniversary of such closing, and 7.28% per year after the second anniversary of such closing. In addition, if the Company fails to pay dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods, then the dividend rate increases to 10% per year, until paid in full.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As a result of this consideration, the holders of the Series D Convertible Preferred Stock have the right to receive significant cash flow that might otherwise have been used for general corporate purposes. The holders of the Series D Convertible Preferred Stock may be incentivized by this consideration to maximize our cash flow, and thus Mr. Monty J. Bennett may have conflicts of interest in making management decisions that might be to the detriment of our long-term strategy and success. The cash flow generated by the hotel management business and project management business may not be equal to or in excess of the dividends payable to the holders of the shares of Series D Convertible Preferred Stock in any period.
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
We face risks related to an ongoing Securities and Exchange Commission investigation.
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the agreements between Lismore and each of Ashford Trust and Braemar pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person and, (2) the Company’s accounting policies, procedures and internal controls related to such related party transactions.
The Company is responding to the SEC’s request and at this point we are unable to predict what the timing or the outcome of the SEC investigation may be or what, if any, consequences the SEC investigation may have with respect to the Company. However, the SEC investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties or other amounts, and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	115		$—	(3)	—	$20,000,000
May1 to May 31	25,794		$—	(3)	—	$20,000,000
June 1 to June 30	1,161	(2)	$10.65	(3)	—	$20,000,000
Total	27,070		$10.65		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended June 30, 2020, pursuant to this authorization.
(2) Includes 1,086 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 115, 25,794, and 75 restricted shares of our common stock in April, May and June, respectively.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. As of June 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as an expense in the period incurred in our condensed consolidated statements of operations. Unpaid dividends, declared and undeclared, totaling $11.9 million at June 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”. As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends. See note 11 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.

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
10.1
Fifth Amendment to Credit Agreement, dated as of June 23, 2020, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.4 of Form 8-K/A filed on June 29, 2020) (File No. 001-36400)

10.2
Amended and Restated Ashford Trust Agreement, dated as of April 6, 2020, by and between Lismore Capital II LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 8, 2020) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD INC.

Date:	August 7, 2020	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 7, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer