Form 10-Q
period 2020-09-30
Ashford Inc.
filed 2020-11-06
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	2,553,922
(Class)	Outstanding at November 4, 2020

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$68,623	$35,349
Restricted cash	36,577	17,900
Restricted investment	156	1,195
Accounts receivable, net	3,833	7,241
Due from affiliates	108	357
Due from Ashford Trust	2,585	4,805
Due from Braemar	124	1,591
Inventories	1,550	1,642
Prepaid expenses and other	7,693	7,212
Total current assets	121,249	77,292
Investments in unconsolidated entities	3,777	3,476
Property and equipment, net	96,623	116,190
Operating lease right-of-use assets	31,450	31,699
Goodwill	66,834	205,606
Intangible assets, net	278,777	347,961
Other assets	3,131	276
Total assets	$601,841	$782,500
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$42,093	$39,160
Dividends payable	15,860	4,725
Due to affiliates	733	1,011
Deferred income	15,883	233
Deferred compensation plan	17	35
Notes payable, net	57,719	3,550
Finance lease liabilities	560	572
Operating lease liabilities	3,696	3,207
Other liabilities	34,023	19,066
Total current liabilities	170,584	71,559
Deferred income	9,338	13,047
Deferred tax liability, net	46,739	69,521
Deferred compensation plan	1,139	4,694
Notes payable, net	4,574	33,033
Finance lease liabilities	42,710	41,482
Operating lease liabilities	27,810	28,519
Other liabilities	—	430
Total liabilities	302,894	262,285
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of September 30, 2020 and December 31, 2019	476,446	474,060
Redeemable noncontrolling interests	2,962	4,131
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 2,539,046 and 2,202,580 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	290,674	285,825
Accumulated deficit	(469,651)	(244,084)
Accumulated other comprehensive income (loss)	(1,363)	(216)
Treasury stock, at cost, 31,840 and 1,638 shares at September 30, 2020 and December 31, 2019, respectively	(436)	(131)
Total equity (deficit) of the Company	(180,773)	41,396
Noncontrolling interests in consolidated entities	312	628
Total equity (deficit)	(180,461)	42,024
Total liabilities and equity (deficit)	$601,841	$782,500
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Advisory services	$10,832	$10,871	$34,098	$33,280
Hotel management fees	3,777	—	13,592	—
Project management fees	1,790	6,660	7,780	19,533
Audio visual	3,114	22,430	33,758	83,532
Other	8,222	5,627	18,250	14,719
Cost reimbursement revenue	28,133	11,301	127,830	32,611
Total revenues	55,868	56,889	235,308	183,675
EXPENSES
Salaries and benefits	13,820	13,602	43,807	40,795
Cost of revenues for project management	703	1,461	3,032	4,376
Cost of revenues for audio visual	3,126	17,732	25,872	61,400
Depreciation and amortization	10,094	8,048	30,172	16,671
General and administrative	5,540	6,795	16,064	22,238
Impairment	—	—	178,213	—
Other	9,147	4,849	14,734	9,326
Reimbursed expenses	28,072	11,203	127,638	32,185
Total expenses	70,502	63,690	439,532	186,991
OPERATING INCOME (LOSS)	(14,634)	(6,801)	(204,224)	(3,316)
Equity in earnings (loss) of unconsolidated entities	48	464	301	(109)
Interest expense	(1,259)	(456)	(3,681)	(1,198)
Amortization of loan costs	(86)	(75)	(242)	(214)
Interest income	—	—	29	29
Realized gain (loss) on investments	—	—	(386)	—
Other income (expense)	(44)	(20)	(499)	(115)
INCOME (LOSS) BEFORE INCOME TAXES	(15,975)	(6,888)	(208,702)	(4,923)
Income tax (expense) benefit	1,835	297	7,404	(1,429)
NET INCOME (LOSS)	(14,140)	(6,591)	(201,298)	(6,352)
(Income) loss from consolidated entities attributable to noncontrolling interests	319	101	757	395
Net (income) loss attributable to redeemable noncontrolling interests	604	334	1,688	623
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(13,217)	(6,156)	(198,853)	(5,334)
Preferred dividends, declared and undeclared	(7,985)	(2,909)	(23,800)	(8,492)
Amortization of preferred stock discount	(781)	(363)	(2,386)	(1,338)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,983)	$(9,428)	$(225,039)	$(15,164)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(9.53)	$(3.65)	$(99.62)	$(6.09)
Weighted average common shares outstanding - basic	2,306	2,580	2,259	2,489
Diluted:
Net income (loss) attributable to common stockholders	$(9.53)	$(3.94)	$(99.62)	$(7.95)
Weighted average common shares outstanding - diluted	2,306	2,782	2,259	2,679
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(14,140)	$(6,591)	$(201,298)	$(6,352)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(1,170)	(116)	(584)	119
Unrealized gain (loss) on restricted investment	(214)	—	(1,014)	—
Less reclassification for realized (gain) loss on restricted investment included in net income	—	—	386	—
COMPREHENSIVE INCOME (LOSS)	(15,524)	(6,707)	(202,510)	(6,233)
Comprehensive (income) loss attributable to noncontrolling interests	319	101	757	395
Comprehensive (income) loss attributable to redeemable noncontrolling interests	739	350	1,753	609
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(14,466)	$(6,256)	$(200,000)	$(5,229)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2020	2,505	$3	$288,774	$(447,649)	$(114)	(31)	$(428)	$251	$(159,163)	19,120	$475,665	$3,682
Equity-based compensation	35	—	1,922	—	—	—	—	—	1,922	—	—	—
Forfeiture of restricted common shares	(1)	—	7	—	—	(1)	(7)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(1)	—	(1)	—	—	—
Amortization of preferred stock discount	—	—	—	(781)	—	—	—	—	(781)	—	781	—
Dividends declared and undeclared - preferred stock	—	—	—	(7,985)	—	—	—	—	(7,985)	—	—	—
Deferred compensation plan distribution	—	—	2	—	—	—	—	—	2	—	—	—
Employee advances	—	—	(31)	—	—	—	—	—	(31)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	380	380	—	—	—
Redemption value adjustment	—	—	—	(19)	—	—	—	—	(19)	—	—	19
Foreign currency translation adjustment	—	—	—	—	(1,035)	—	—	—	(1,035)	—	—	(135)
Unrealized gain (loss) on available for sale securities	—	—	—	—	(214)	—	—	—	(214)	—	—	—
Net income (loss)	—	—	—	(13,217)	—	—	—	(319)	(13,536)	—	—	(604)
Balance at September 30, 2020	2,539	$3	$290,674	$(469,651)	$(1,363)	(32)	$(436)	$312	$(180,461)	19,120	$476,446	$2,962

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
Equity-based compensation	365	1	4,512	—	—	—	—	3	4,516	—	—	—
Forfeiture of restricted common shares	(28)	—	287	—	—	(28)	(287)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(18)	—	(18)	—	—	—
Amortization of preferred stock discount	—	—	—	(2,386)	—	—	—	—	(2,386)	—	2,386	—
Dividends declared and undeclared - preferred stock	—	—	—	(23,800)	—	—	—	—	(23,800)	—	—	—
Deferred compensation plan distribution	1	—	8	—	—	—	—	—	8	—	—	—
Employee advances	—	—	79	—	—	—	—	—	79	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	457	457	—	—	—
Reallocation of carrying value	—	—	(37)	—	—	—	—	(19)	(56)	—	—	56
Redemption value adjustment	—	—	—	(528)	—	—	—	—	(528)	—	—	528
Foreign currency translation adjustment	—	—	—	—	(519)	—	—	—	(519)	—	—	(65)
Unrealized gain (loss) on available for sale securities	—	—	—	—	(1,014)	—	—	—	(1,014)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	386	—	—	—	386	—	—	—
Net income (loss)	—	—	—	(198,853)	—	—	—	(757)	(199,610)	—	—	(1,688)
Balance at September 30, 2020	2,539	$3	$290,674	$(469,651)	$(1,363)	(32)	$(436)	$312	$(180,461)	19,120	$476,446	$2,962

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at June 30, 2019	2,476	$25	$289,821	$(219,965)	$(293)	$410	$69,998	8,120	$201,822	$3,615
Equity-based compensation	3	—	2,081	—	—	8	2,089	—	—	—
Acquisition of Sebago	135	1	4,546	—	—	—	4,547	—	—	—
Amortization of preferred stock discount	—	—	—	(363)	—	—	(363)	—	363	—
Dividends declared - preferred stock	—	—	—	(2,909)	—	—	(2,909)	—	—	—
Deferred compensation plan distribution	1	—	20	—	—	—	20	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	583	583	—	—	—
Reallocation of carrying value	—	—	(255)	—	—	(135)	(390)	—	—	390
Redemption value adjustment	—	—	—	14	—	—	14	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	(100)	—	(100)	—	—	(16)
Net income (loss)	—	—	—	(6,156)	—	(101)	(6,257)	—	—	(334)
Balance at September 30, 2019	2,615	$26	$296,213	$(229,379)	$(393)	$765	$67,232	8,120	$202,185	$3,641

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount						Shares	Amount
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	$458	$65,901	8,120	$200,847	$3,531
Equity-based compensation	8	—	6,917	—	—	(16)	6,901	—	—	—
Acquisition of BAV Services	60	1	3,747	—	—	—	3,748	—	—	—
Acquisition of Sebago	135	1	4,546	—	—	—	4,547	—	—	—
Investment in Real Estate Advisory Holdings LLC	17	—	887	—	—	—	887	—	—	—
Amortization of preferred stock discount	—	—	—	(1,338)	—	—	(1,338)	—	1,338	—
Dividends declared - preferred stock	—	—	—	(8,492)	—	—	(8,492)	—	—	—
Deferred compensation plan distribution	3	—	93	—	—	—	93	—	—	—
Employee advances	—	—	353	—	—	—	353	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	1,038	1,038	—	—	—
Reallocation of carrying value	—	—	(489)	—	—	(257)	(746)	—	—	746
Redemption value adjustment	—	—	—	27	—	—	27	—	—	(27)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	(63)	(63)	—	—	—
Foreign currency translation adjustment	—	—	—	—	105	—	105	—	—	14
Net income (loss)	—	—	—	(5,334)	—	(395)	(5,729)	—	—	(623)
Balance at September 30, 2019	2,615	$26	$296,213	$(229,379)	$(393)	$765	$67,232	8,120	$202,185	$3,641
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(201,298)	$(6,352)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	34,438	21,461
Change in fair value of deferred compensation plan	(3,566)	(5,603)
Equity-based compensation	4,088	6,950
Equity in (earnings) loss in unconsolidated entities	(301)	109
Deferred tax expense (benefit)	(12,918)	(1,057)
Change in fair value of contingent consideration	751	4,412
Impairment	178,213	—
(Gain) loss on disposal of property and equipment	6,556	(73)
Amortization of other assets	978	—
Amortization of loan costs	242	214
Realized loss on restricted investments	386	—
Write off of deferred loan costs	145	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	3,276	(969)
Due from affiliates	249	(10)
Due from Ashford Trust	2,220	849
Due from Braemar	1,467	(228)
Inventories	73	(154)
Prepaid expenses and other	(709)	(230)
Investment in unconsolidated entities	—	115
Operating lease right-of-use assets	2,551	1,387
Other assets	(142)	—
Accounts payable and accrued expenses	3,273	2,113
Due to affiliates	(278)	(610)
Other liabilities	15,498	3,864
Operating lease liabilities	(2,522)	(1,362)
Deferred income	12,030	(2,078)
Net cash provided by (used in) operating activities	44,700	22,748
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	—	(13,089)
Purchases of furniture, fixtures and equipment under the Braemar ERFP Agreement	—	(10,300)
Additions to property and equipment	(2,383)	(5,143)
Proceeds from disposal of property and equipment, net	4	231
Additional purchase price paid for Remington working capital adjustment	(1,293)	—
Acquisition of BAV	—	(4,267)
Acquisition of Sebago	—	(2,426)
Investment in REA Holdings	—	(2,176)
Acquisition of assets related to RED	(1,170)	(1,570)
Net cash provided by (used in) investing activities	(4,842)	(38,740)
		(Continued)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(12,665)	(5,582)
Payments on revolving credit facilities	(12,200)	(25,980)
Borrowings on revolving credit facilities	10,412	26,448
Proceeds from notes payable	44,797	11,019
Payments on notes payable	(17,029)	(1,735)
Payments on finance lease liabilities	(637)	(476)
Payments of loan costs	(290)	(45)
Purchase of treasury stock	(18)	—
Employee advances	79	353
Payment of contingent consideration	(1,384)	—
Contributions from noncontrolling interest	457	980
Distributions to noncontrolling interests in consolidated entities	—	(63)
Net cash provided by (used in) financing activities	11,522	4,919
Effect of foreign exchange rate changes on cash and cash equivalents	571	8
Net change in cash, cash equivalents and restricted cash	51,951	(11,065)
Cash, cash equivalents and restricted cash at beginning of period	53,249	59,443
Cash, cash equivalents and restricted cash at end of period	$105,200	$48,378

Supplemental Cash Flow Information
Interest paid	$3,039	$1,063
Income taxes paid (refunded), net	7,746	2,203
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Ashford Inc. common stock consideration for BAV acquisition	$—	$3,748
Ashford Inc. common stock consideration for Sebago acquisition	—	4,547
Ashford Inc. common stock consideration for investment in REA Holdings	—	887
Distribution from deferred compensation plan	8	93
Capital expenditures accrued but not paid	743	445
Finance lease additions	1,864	1,620
Contributions from noncontrolling interests	—	58

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$35,349	$51,529
Restricted cash at beginning of period	17,900	7,914
Cash, cash equivalents and restricted cash at beginning of period	$53,249	$59,443

Cash and cash equivalents at end of period	$68,623	$36,400
Restricted cash at end of period	36,577	11,978
Cash, cash equivalents and restricted cash at end of period	$105,200	$48,378
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington, which we acquired on November 6, 2019, operates certain of the hotel properties owned by Ashford Trust and Braemar.
Shareholder Rights Plan
On March 13, 2020, we adopted a shareholder rights plan by entering into a Rights Agreement, dated March 13, 2020, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). We intend for the shareholder rights plan to improve the bargaining position of the Company’s board of directors (the “Board”) in the event of an unsolicited offer to acquire our outstanding shares of common stock. The Board implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) that was paid on March 23, 2020, for each outstanding share of our common stock on March 23, 2020 (the “Record Date”), to our stockholders of record on that date. Each of those Rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series E Preferred Stock, par value $0.001 per share, at a price of $275 per one one-thousandth of a share of our Series E Preferred Stock represented by such a right, subject to adjustment. The Rights will expire on February 13, 2021 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company.
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
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

financial position and cash flow in 2020 and beyond. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the cash compensation of its executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. As of September 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of September 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. However, as of September 30, 2020, the entire $34.1 million outstanding balance under our Term Loan agreement, as amended, has been classified as a current liability on our condensed consolidated balance sheets due to uncertainty about the Company’s ability to remain in compliance with the loan’s financial covenants for the next twelve months. This uncertainty is the result of issues outside of management’s control, including that Ashford Trust, one of the Company’s key clients, currently exhibits conditions that create substantial doubt about its ability to continue as a going concern and continued cash payment of advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust. As of September 30, 2020, Presentation Technologies LLC (“JSAV”) was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. As a result, JSAV’s outstanding debt balance of $20.6 million has been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. As of September 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in their debt and related agreements as amended. However, there can be no guarantee that our portfolio companies will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our portfolio companies, we expect that within the next twelve months RED will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. The JSAV and RED portfolio company loans are secured by the respective portfolio company’s tangible assets. None of our portfolio companies’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See notes 2 and 6.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining debt waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenue from Ashford Trust, one of the Company’s key customers, due to the uncertainty of future payment of such fees because Ashford Trust currently exhibits conditions that create substantial doubt about its ability to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust, which is not within the Company’s control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $34.1 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet which resulted in a negative $49.3 million working capital position as of September 30, 2020.
We expect that the continuing COVID-19 pandemic will put additional financial stress on Ashford Trust, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner. As previously disclosed, the independent members of the Board determined to provide Ashford Trust with a short-term deferral of certain fees and expenses payable pursuant to our advisory agreement with Ashford Trust and the Ashford Trust Agreement. The Board may decide to make similar deferrals or waivers in the future or decide to accept a form of consideration other than cash for fees and expenses pursuant to the advisory agreement with Ashford Trust and the Ashford Trust Agreement. Additionally, due to the uncertainty surrounding future cash flows and Ashford Trust’s financial position, it may be necessary for Ashford Trust to seek protection under Chapter 11 of the United States Bankruptcy Code. If Ashford Trust files for bankruptcy, this may result in the termination of its advisory agreement, hotel management agreement, project management agreement and/or any other agreements with the Company or our consolidated portfolio companies. Any unsecured claim we hold against a bankrupt entity, including the termination fee due under our advisory agreement with Ashford Trust, may be paid only to the extent funds are available and is unlikely to be paid in full. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of Ashford Trust, which would adversely impact our financial condition and could cause us to seek protection under Chapter 11 of the United States Bankruptcy Code.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement (the “Extension Agreement”), related to the Ashford Trust Enhanced Return Funding Program (the “Ashford Trust ERFP Agreement”). Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of September 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9.
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
In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of the three and nine months ended September 30, 2019, revenues and operating expense line item amounts have been reclassified to conform to the presentation adopted in the fourth quarter of 2019. These reclassifications have no effect on total revenues, total operating expense or net income previously reported.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.84%	88.70%	49.04%	70.00%	84.21%	55.00%
Redeemable noncontrolling interests(1) (2)	0.16%	11.30%	25.06%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.90%	30.00%	15.79%	45.00%
	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$24	$1,519	$1,419	n/a	n/a	n/a
Redemption value adjustment, year-to-date	323	4	200	n/a	n/a	n/a
Redemption value adjustment, cumulative	438	788	2,297	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	417	112	(228)	11
Assets, available only to settle subsidiary’s obligations (7) (8)	n/a	47,680	2,367	1,817	21,869	145
Liabilities (9)	n/a	44,280	954	1,829	14,050	61
Notes payable (9)	n/a	20,017	—	—	7,686	—
Revolving credit facility (9)	n/a	616	—	100	246	—

	December 31, 2019
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)	Other
Ashford Inc. ownership interest	99.81%	88.20%	47.61%	70.00%	84.21%	55.00%
Redeemable noncontrolling interests(1) (2)	0.19%	11.80%	26.59%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.80%	30.00%	15.79%	45.00%
	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$98	$2,449	$1,584	n/a	n/a	n/a
Redemption value adjustment, year-to-date	(63)	784	64	n/a	n/a	n/a
Redemption value adjustment, cumulative	115	784	2,097	n/a	n/a	n/a
Carrying value of noncontrolling interests	—	—	395	164	37	32
Assets, available only to settle subsidiary’s obligations (7)	n/a	56,824	1,881	1,852	19,277	250
Liabilities (9)	n/a	44,542	510	1,671	10,652	59
Notes payable (9)	n/a	17,785	—	—	6,275	—
Revolving credit facility (9)	n/a	2,599	—	45	106	—
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
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and nine months ended September 30, 2020 and 2019.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at September 30, 2020 and December 31, 2019. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and nine months ended September 30, 2020 and 2019. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	September 30, 2020	December 31, 2019
Carrying value of the investment in REA Holdings	$2,963	2,662
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity in earnings (loss) in unconsolidated entities	$48	$464	$301	$(109)

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
Restricted Cash—As of September 30, 2020 and December 31, 2019, restricted cash included $28.1 million and $10.7 million, respectively, of reserves for insurance claims and the associated ancillary costs. The restricted cash balance increased in 2020 primarily due to a transfer of $11.8 million of cash from Ashford Trust into an insurance claim related Company escrow account in the second quarter of 2020. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, restricted cash also included $6.1 million and $5.3 million, respectively, of reserves related to cash received from hotel properties under Remington’s management. The cash is funded by the hotel properties and used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable within “due from Ashford Trust” and “due from Braemar” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses.” As of September 30, 2020 and December 31, 2019, restricted cash also included $1.6 million and $1.2 million, respectively, of reserves for Remington health insurance claims. Cash is collected primarily from Remington’s managed properties to cover employee health insurance claims. The liability related to this restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.

Restricted cash as of September 30, 2020 and December 31, 2019 also includes approximately $800,000 of cash held in an escrow account in accordance with the Marietta lease agreement. These funds are restricted for use only for repair and maintenance or capital improvements associated with the property.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of September 30, 2020 and December 31, 2019, property and equipment, net of accumulated depreciation, included assets related to our consolidated subsidiary Marietta Leasehold, L.P.’s (“Marietta”) finance lease of $43.2 million and $44.1 million, ERFP assets of $20.3 million and $33.5 million, audio visual equipment at JSAV of $12.6 million and $15.1 million and marine vessels at RED of $9.9 million and $10.1 million, respectively.
Other Liabilities—As of September 30, 2020 and December 31, 2019, other liabilities included reserves in the amount of $28.1 million and $10.8 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, other liabilities also included $1.6 million and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$2.2 million, respectively, of reserves for Remington health insurance claims, $500,000 and $500,000, respectively, of the remaining purchase price due to the sellers of BAV Services (“BAV”), subject to certain conditions, and reserves of $3.9 million and $4.6 million, respectively, for the fair value of contingent consideration due to the sellers of BAV. Other liabilities as of December 31, 2019 also included a $1.0 million accrual for contingent consideration due to the sellers of Sebago. See notes 4.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2016 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to the business. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended September 30, 2020, the CARES Act did not have a material impact on the Company’s condensed consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020. The Company filed a claim to carryback the 2018 tax net operating loss to a prior year as provided for by the CARES Act. The Company expects to receive the carryback amount of approximately $1.0 million within the next 12 months.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard effective January 1, 2020, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.
For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  We are currently evaluating the impact that ASU 2020-06 may have on our condensed consolidated financial statements and related disclosures.
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
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020. The three months ended September 30, 2020 additionally includes a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company no longer expects to collect due to Braemar no longer meeting the FCCR Condition.
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
Other Revenue
Other revenue includes revenue provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancings of certain mortgage debt by Lismore. For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three and nine months ended September 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred income balance at the beginning of the period.
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2020	2019
Balance as of June 30	$20,237	$11,226
Increases to deferred income	10,786	1,681
Recognition of revenue (1)	(5,802)	(1,287)
Balance as of September 30	$25,221	$11,620
________

(1)
Deferred income recognized in the three months ended September 30, 2020, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $458,000 of audio visual revenue, (c) $4.0 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore (see note 14), which includes a $1.3 million cumulative catch-up adjustment to revenue which was previously considered constrained, and (d) $773,000 of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the three months ended September 30, 2019, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $194,000 of audio visual revenue and (c) $539,000 of “other services” revenue earned by our hospitality products and services companies.

	Deferred Income
	2020	2019
Balance as of January 1	$13,280	$13,544
Increases to deferred income	22,457	4,429
Recognition of revenue (1)	(10,516)	(6,353)
Balance as of September 30	$25,221	$11,620
________

(1)
Deferred income recognized in the nine months ended September 30, 2020, includes (a) $1.7 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.6 million of audio visual revenue, (c) $5.4 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore (see note 14) and (d) $1.9 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the nine months ended September 30, 2019, includes (a) $2.0 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.6 million of audio visual revenue and (c) $1.8 million of “other services” revenue earned by our hospitality products and services companies.

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See notes 1 and 14. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at September 30, 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $3.8 million and $7.2 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $2.6 million and $4.8 million in “due from Ashford Trust”, and $124,000 and $1.6 million included in “due from Braemar” related to REIT advisory services at September 30, 2020 and December 31, 2019, respectively. We had no significant impairments related to these receivables during the three and nine months ended September 30, 2020 and 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregated Revenue
Our revenues were comprised of the following for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advisory services revenue:
Base advisory fee	$11,040	$10,570	$33,707	$32,382
Incentive advisory fee	(339)	170	—	509
Other advisory revenue	131	131	391	389
Total advisory services revenue	10,832	10,871	34,098	33,280

Hotel management:
Base fee	3,777	—	13,592	—

Project management revenue	1,790	6,660	7,780	19,533

Audio visual revenue	3,114	22,430	33,758	83,532

Other revenue:
Debt placement and related fees (2)	4,017	429	5,480	1,862
Claims management services	55	51	184	147
Lease revenue	—	1,029	—	3,088
Other services (3)	4,150	4,118	12,586	9,622
Total other revenue	8,222	5,627	18,250	14,719

Cost reimbursement revenue	28,133	11,301	127,830	32,611

Total revenues	$55,868	$56,889	$235,308	$183,675

REVENUES BY SEGMENT (1)
REIT advisory	$16,790	$21,381	$53,297	$64,638
Remington	24,800	—	117,715	—
Premier	2,277	7,881	10,173	23,371
JSAV	3,114	22,430	33,758	83,532
OpenKey	341	313	1,155	764
Corporate and other	8,546	4,884	19,210	11,370
Total revenues	$55,868	$56,889	$235,308	$183,675
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

Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$2,977	$19,860	$25,622	$67,550
Mexico	54	1,804	6,563	11,289
Dominican Republic	83	766	1,573	4,693
	$3,114	$22,430	$33,758	$83,532

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
In the first quarter of 2020, we finalized the valuation of the acquired assets and liabilities associated with the acquisition. The final fair value analysis resulted in a $40.9 million adjustment to reduce the value of the acquired management contracts to their estimated fair value and a corresponding increase to goodwill on our condensed consolidated balance sheets during the first quarter of 2020. We also recorded an adjustment of approximately $10.3 million to reduce the deferred tax liability and a corresponding decrease to goodwill. Additionally, the purchase price adjustment related to working capital was finalized and paid in the first quarter of 2020 resulting in a $1.3 million increase in the fair value of the purchase price.

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
Results of Remington
The results of operations of Remington have been included in our results of operations since the acquisition date. Our condensed consolidated statement of operations for the three and nine months ended September 30, 2020 include total revenue from Remington of $24.8 million and $117.7 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 includes a net loss from Remington of $3.3 million and $133.3 million, respectively. Net loss for the nine months ended September 30, 2020 includes goodwill impairment of $121.0 million and impairment of trademarks of $5.5 million incurred in the first quarter of 2020. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
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
The acquisition of Sebago was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation is based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Sebago and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. In the third quarter of 2020, we finalized the valuation of the assets acquired and liabilities associated with the acquisition.
The fair value of the purchase price and final allocation of the purchase price is as follows (in thousands):

Cash	$2,500
Less working capital adjustments	(74)
Fair value of Ashford Inc. common stock issued	4,547
Purchase price consideration	$6,973

	Fair Value	Estimated Useful Life
Current assets	$76
Marine vessels	2,115	20 years
Property and equipment, net	1,635	20 years
Operating lease right-of-use assets	391
Goodwill	1,235
Trademarks	490
Boat slip rights	3,100	20 years
Total assets acquired	9,042
Current liabilities	291
Noncurrent liabilities	1,778
Total assumed liabilities	2,069
Net assets acquired	$6,973

We expect approximately $1.2 million of the goodwill balance to be deductible by Ashford Inc. for tax purposes. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce and value attributable to expanding Sebago’s operations through our relationship with RED.
Results of Sebago
The results of operations of Sebago have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2020, include total revenue from Sebago of $1.6 million and $3.4 million, respectively. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include total revenue from Sebago of $1.2 million. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2020, include net income from Sebago of $37,000 and a net loss of $214,000, respectively. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include net income from Sebago of $129,000. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”

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
Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, which was determined based on a 30-Day VWAP of $57.01 and had an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date. In the first quarter of 2020, BAV achieved the maximum performance target allowed resulting in a liability of $3.0 million being recorded in “other liabilities” in our condensed consolidated balance sheets. Additionally, the transaction included a stock consideration collar with potential settlements at 12 months, 15 months and 18 months after the acquisition date dependent upon the 30-Day VWAP of Ashford Inc.’s common stock on each respective settlement date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings within “other” operating expenses in our consolidated statements of operations. On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020 related to the $3.0 million in contingent consideration earned by the BAV sellers in connection with BAV’s achievement of performance targets during the trailing twelve month period. See note 7 for further discussion of the Company’s liabilities related to acquisition-related contingent consideration. On November 4, 2020, the Company executed the Third Amendment to the Asset Purchase Agreement in which we deferred $500,000 of consideration payable to the BAV sellers until November 30, 2020. The payment may be settled in cash or Ashford Inc. common stock using a 30-Day VWAP as of October 31, 2020.
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
Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2020, include total revenue from BAV of $1.1 million and $4.0 million, respectively. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include total revenue from BAV of $2.8 million and $8.5 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2020, include net income from BAV of $449,000 and $850,000, respectively. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, include net income from BAV of $428,000 and $1.2 million, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Remington, Sebago and BAV acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2019, and the removal of $212,000 and $775,000 of transaction costs directly attributable to the acquisitions (net of the incremental tax expense) for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$55,868	$132,000	$235,308	$425,800
Net income (loss)	(13,982)	(2,704)	(200,616)	1,420
Net income (loss) attributable to common stockholders	(21,825)	(10,936)	(224,357)	(23,763)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Goodwill and Intangible Assets, net
Impairment of Goodwill and Intangible Assets —During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. No impairment charges were recorded in the second or third quarter of 2020.
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. We engaged a third-party valuation expert to assist us in performing an interim quantitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of March 31, 2020. The fair value estimates for all reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach. No impairment charges were recorded in the second or third quarter of 2020. See note 7.
Based on our quantitative assessment as of March 31, 2020, we determined that the fair values of Remington and Premier were less than the carrying values of these reporting units. The carrying value of Remington was reduced by a $5.5 million impairment of the Remington trademarks prior to assessing goodwill for impairment. The excess carrying value of Remington and Premier over the estimate of fair value was recorded in “impairment” on our condensed consolidated statements of operations. No impairment charges were recorded in the second or third quarter of 2020. As of September 30, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier segment had no goodwill remaining.
Intangible Assets
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues. The Remington and JSAV trademarks were written down to $4.9 million and $1.5 million, respectively, based on a valuation using the relief-from-royalty method. No impairment charges were recorded in the second or third quarter of 2020.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020, are as follows (in thousands):

	Remington	Premier	JSAV	Corporate and Other	Consolidated
Balance at December 31, 2019	$143,854	$49,524	$10,211	$2,017	$205,606
Changes in goodwill:
Adjustments (1)	31,800	—	—	—	31,800
Impairments (2)	(121,048)	(49,524)	—	—	(170,572)
Balance at September 30, 2020	$54,606	$—	$10,211	$2,017	$66,834
________
(1) The adjustment to Remington goodwill relates to changes in our final valuation of the acquired assets and liabilities associated with the acquisition of Remington. See note 4.
(2) See explanation of impairment charges above.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible assets, net as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$(12,746)	$94,854	$148,500	$(2,436)	$146,064
Premier management contracts	194,000	(26,279)	167,721	194,000	(16,830)	177,170
JSAV customer relationships	9,319	(3,012)	6,307	9,319	(2,173)	7,146
RED boat slip rights	3,100	(186)	2,914	3,100	(70)	3,030
Pure Wellness customer relationships	175	(122)	53	175	(96)	79
Other	47	(9)	38	44	(3)	41
	$314,241	$(42,354)	$271,887	$355,138	$(21,608)	$333,530

	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$10,400	$(5,500)	$4,900	$10,300	$—	$10,300
JSAV trademarks	3,641	(2,141)	1,500	3,641	—	3,641
RED trademarks	490	—	490	490	—	490
	$14,531	$(7,641)	$6,890	$14,431	$—	$14,431

Amortization expense for definite-lived intangible assets was $7.0 million and $20.7 million for the three and nine months ended September 30, 2020, respectively. Amortization expense for definite-lived intangible assets was $5.3 million and $11.3 million for the three and nine months ended September 30, 2019, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	September 30, 2020	December 31, 2019
Term loan (7)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to 2.25% or LIBOR (2) + 3.00% to 3.25%	$34,125	$10,000
Term loan (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	12,300	12,642
Revolving credit facility (5) (8)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	616	2,599
Equipment note (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	6,017	3,393
Draw term loan (5) (9)	JSAV	November 1, 2022	One-Month LIBOR (3) + 3.25%	1,700	1,750
Revolving credit facility (5) (10)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	100	45
Term loan (6) (11)	RED	October 5, 2025	Prime Rate (4) + 1.75%	581	605
Revolving credit facility (6) (12)	RED	November 5, 2020	Prime Rate (4) + 1.75%	246	106
Draw term loan (6) (13)	RED	June 5, 2027	Prime Rate (4) + 1.75%	1,375	1,400
Term loan (6) (14)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,592	1,636
Term loan (5) (15)	RED	July 17, 2029	6.0% (16)	1,663	1,674
Term loan (5) (16)	RED	July 17, 2023	6.5%	900	960
Draw term loan (5) (17)	RED	August 5, 2028	Prime Rate (4) + 2.00%	1,575	—
Notes payable				62,790	36,810
Less deferred loan costs, net				(497)	(227)
Notes payable less net deferred loan costs				62,293	36,583
Less current portion				(57,719)	(3,550)
Notes payable, net - non-current				$4,574	$33,033
__________________

(1)	Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.

(2)	Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.

(3)	The one-month LIBOR rate was 0.15% and 1.76% at September 30, 2020 and December 31, 2019, respectively.

(4)	Prime Rate was 3.25% and 4.75% at September 30, 2020 and December 31, 2019, respectively.

(5)	Creditors do not have recourse to Ashford Inc.

(6)	Creditors have recourse to Ashford Inc.

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

(8)
On March 1, 2019, in connection with the acquisition of BAV, JSAV amended the existing term loan and borrowed an additional $5.0 million. The revolving credit facility was also amended to increase the borrowing capacity from $3.0 million to $3.5 million. In connection with the term loan, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at September 30, 2020 and December 31, 2019, was not material.

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

(10)	On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. On July 20, 2020, Pure Wellness increased the line of credit to $250,000.

(11)	On March 23, 2018, RED entered into a term loan of $750,000.

(12)	On August 5, 2020, RED renewed its $250,000 revolving credit facility for an additional three months.

(13)	On February 27, 2019, RED entered into a draw term loan in the amount of $1.4 million.

(14)	On August 31, 2018, RED entered into a term loan of $1.8 million.

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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of September 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. However, as of September 30, 2020, the entire $34.1 million outstanding balance under our Term Loan agreement, as amended, has been classified as a current liability on our condensed consolidated balance sheets due to uncertainty about the Company’s ability to remain in compliance with the loan’s financial covenants for the next twelve months. This uncertainty is the result of issues outside of management’s control, including that Ashford Trust, one of the Company’s key clients, currently exhibits conditions that create substantial doubt about its ability to continue as a going concern and continued cash payment of advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust. As of September 30, 2020, JSAV was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. As a result, JSAV’s outstanding debt balance of $20.6 million has been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. As of September 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in their debt and related agreements as amended. However, there can be no guarantee that our portfolio companies will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our portfolio companies, we expect that within the next twelve months RED will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. The JSAV and RED portfolio company loans are secured by the respective portfolio company’s tangible assets. None of our portfolio companies’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 1.
In April of 2020, certain of our portfolio companies applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Assets
Restricted Investment:
Ashford Trust common stock	$48	(2)	$—		$—	$48
Braemar common stock	108	(2)	—		—	108
Total	$156		$—		$—	$156
Liabilities
Contingent consideration	$(2,359)	(1)	$—		$—	$(2,359)
Subsidiary compensation plan	—		(33)	(2)	—	(33)
Deferred compensation plan	(1,156)		—		—	(1,156)
Total	$(3,515)		$(33)		$—	$(3,548)
Net	$(3,359)		$(33)		$—	$(3,392)
__________________
(1) Represents the fair value of the contingent consideration liability of $2.4 million related to the stock consideration collar associated with JSAV’s acquisition of BAV. The contingent consideration liabilities are reported as “other liabilities” in our condensed consolidated balance sheets. See notes 1 and 4.
(2) The assets acquired in our acquisition of Remington Lodging included shares of common stock of Ashford Trust and Braemar purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through September 30, 2020, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance at December 31, 2019	$(2,959)
Acquisitions	—
Gains (losses) included in earnings (1)	(41)
Dispositions and settlements	—
Transfers into/out of Level 3 (2)	3,000
Balance at September 30, 2020	$—
__________________

(1)	Reported as “other” operating expense in our condensed consolidated statements of operations.

(2)
Includes JSAV’s contingent consideration associated with the acquisition of BAV in March of 2019. In the first quarter of 2020, BAV fully achieved the operating performance targets during the earn-out period, in accordance with the applicable agreement. On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020. The final liability of $1.5 million owed to the sellers of BAV is no longer contingent and is reported in our condensed consolidated balance sheets within “other liabilities.”

Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Goodwill
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. As a result of our reduced cash flow projections and the significant decline in our market capitalization due to the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill as of March 31, 2020, in which we compared the fair value of the reporting units to their carrying value. We engaged a third-party valuation expert to assist us in performing this assessment. The fair value estimates for all reporting units were based on a blended analysis of the present value of future discounted cash flows and the market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our cash flow assumptions were based on the actual historical performance of the reporting unit and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery due to the COVID-19 pandemic. The projected cash flows were based on management’s expectation of the timing of recovery from the economic downturn under various scenarios. The significant estimates used in the market approach model included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the first quarter of 2020. No goodwill impairment charges were recorded in the second or third quarter of 2020. As of September 30, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier segment had no goodwill remaining. Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our goodwill and intangible assets, including further declines in our market capitalization or further declines in our cash flows if Ashford Trust files for bankruptcy, which could result in the termination of the advisory agreement, hotel management agreement, project management agreement and/or any other agreements with the Company or our portfolio companies. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indefinite-Lived Intangible Assets
As a result of our reduced cash flow projections and the significant decline in our market capitalization due to the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues. The Remington and JSAV trademarks were written down to $4.9 million and $1.5 million, respectively, based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges were recorded in the second or third quarter of 2020.
Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, JSAV customer relationships and RED boat slip rights resulting from our acquisitions. In the first quarter of 2020, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying value. The undiscounted cash flows exceeded the carrying value and therefore the assets were not impaired and no further evaluation was required. No impairment charges were recorded in the second or third quarter of 2020.
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assets
Restricted investment: (1)
Ashford Trust common stock	$—	$—	$(200)	$—
Braemar common stock	—	—	(186)	—
Goodwill	—	—	(170,572)	—
Intangible assets, net	—	—	(7,641)	—
Total	—	—	(178,599)	$—
Liabilities
Contingent consideration (2)	$(134)	$(2,773)	$(751)	$(4,412)
Subsidiary compensation plan (3)	22	—	187	—
Deferred compensation plan (3)	869	1,526	3,566	5,603
Total	$757	$(1,247)	$3,002	$1,191
Net	$757	$(1,247)	$(175,597)	$1,191
__________________

(1)	Represents the realized loss on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2020
Equity securities (1)	$1,170	$—	$(1,014)	$156
__________________

(1)
Distribution of $195,000 of available-for-sale securities were recognized in the nine months ended September 30, 2020. Unrealized gains and losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

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

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$156	$156	$1,195	$1,195
Financial liabilities measured at fair value:
Deferred compensation plan	$1,156	$1,156	$4,729	$4,729
Contingent consideration	2,359	2,359	5,627	5,627
Financial assets not measured at fair value:
Cash and cash equivalents	$68,623	$68,623	$35,349	$35,349
Restricted cash	36,577	36,577	17,900	17,900
Accounts receivable, net	3,833	3,833	7,241	7,241
Due from affiliates	108	108	357	357
Due from Ashford Trust	2,585	2,585	4,805	4,805
Due from Braemar	124	124	1,591	1,591
Investments in unconsolidated entities	3,777	3,777	3,476	3,476
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$42,093	$42,093	$39,160	$39,160
Dividends payable	15,860	15,860	4,725	4,725
Due to affiliates	733	733	1,011	1,011
Other liabilities	31,664	31,664	13,868	13,868
Notes payable	62,790	59,109 to 65,331	36,810	34,705 to 38,359

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Commitments and Contingencies
Purchase Commitment—As of September 30, 2020, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
Contingent Consideration—We had total acquisition-related contingent consideration liabilities outstanding of approximately $3.9 million and $5.6 million as of September 30, 2020 and December 31, 2019, respectively, primarily related to the level of achievement of certain performance targets and stock consideration collars. See notes 4 and 7.
Litigation—In June 2020, each of the Company, Braemar, Ashford Trust, and Lismore, a subsidiary of the Company (collectively with the Company, Braemar, Ashford Trust and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Ashford Trust Agreement and the Braemar Agreement pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, received an administrative subpoena from the SEC requesting testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.
A class action lawsuit has been filed against one of the Company’s subsidiaries alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous policy requiring employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members are being prepared. Upon receipt, recipients of the notice will have sixty (60) days to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
The Company is engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position, results of operations or cash flow of the Company. However, the adjudication of legal proceedings is difficult to predict, and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s consolidated financial position or results of operations could be materially adversely affected in future periods.
10. Equity (Deficit)
Shareholder Rights Plan—On March 13, 2020, the Board adopted a shareholder rights plan (the “2020 Rights Agreement”). The 2020 Rights Agreement is intended to improve the bargaining position of the Board in the event of an unsolicited offer to acquire our outstanding shares of common stock. Pursuant to the 2020 Rights Agreement, the Board declared a dividend of one preferred share purchase right (a “Right”) payable on March 23, 2020, for each outstanding share of common stock, par value $0.001 per share, outstanding on March 23, 2020 to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series E Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the Rights is de minimis.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Income) loss allocated to noncontrolling interests:
OpenKey	181	146	420	475
RED	109	(27)	264	(87)
Pure Wellness	29	(27)	52	(2)
Other	—	9	21	9
Total net (income) loss allocated to noncontrolling interests	$319	$101	$757	$395

11. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$35	$15	$396	$25
JSAV	392	165	870	71
OpenKey	177	154	422	527
Total net (income) loss allocated to redeemable noncontrolling interests	$604	$334	$1,688	$623

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, we recorded $781,000 and $2.4 million, respectively, of amortization related to preferred stock discounts. For the three and nine months ended September 30, 2019, we recorded $363,000 and $1.3 million, respectively, of amortization related to preferred stock discounts.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. As of September 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $15.9 million at September 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Preferred dividends - declared	$7,875	$2,909	$15,815	$8,492
Preferred dividends per share - declared	$0.4119	$0.3583	$0.8271	$1.0458
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	September 30, 2020	December 31, 2019
Aggregate preferred dividends - undeclared	$7,985	$—
Aggregate preferred dividends - undeclared per share	$0.4176	$—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and nine months ended September 30, 2020 and 2019 are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity-based compensation
Stock option amortization (1)	$1,454	$2,070	$3,146	$6,264
Employee equity grant expense (2)	221	14	573	71
Director and other non-employee equity grants expense (3)	100	5	369	615
Total equity-based compensation	$1,775	$2,089	$4,088	$6,950

Other equity-based compensation
REIT equity-based compensation (4)	$4,088	$6,743	$13,288	$19,226
	$5,863	$8,832	$17,376	$26,176

________

(1)
As of September 30, 2020, the Company had approximately $4.3 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 0.8 years. The nine months ended September 30, 2020, includes the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020.

(2)
As of September 30, 2020, the Company had approximately $2.1 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.3 years. Effective as of May 15, 2020, employee equity grant expense additionally includes common stock issued to Mr. Monty J. Bennett at fair value in lieu of cash for payment of his base salary pursuant to the Company’s 2014 Incentive Plan, as amended. See note 1.

(3)
Grants of stock, restricted stock and stock units to independent directors and other non-employees are recorded at fair value based on the market price of our shares at grant date, and this amount is expensed in “general and administrative” expense. See “Equity-based Compensation” in note 2.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value
Unrealized gain (loss)	$869	$1,526	$3,566	$5,603

Distributions
Fair value (1)	$2	$20	$8	$93
Shares (1)	—	1	1	3

________

(1)	Distributions made to one participant.
As of September 30, 2020 and December 31, 2019 the carrying value of the DCP liability was $1.2 million and $4.7 million, respectively.
14. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
Ashford Trust—We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. In addition, Premier is party to a master project management agreement with Ashford Trust OP and Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”) to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP. On March 20, 2020, we amended the master project management agreement to provide that Premier’s fees shall be paid by Ashford Trust to Premier upon the completion of any work provided by third party vendors to Ashford Trust.
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
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services to be provided by Lismore under the amended and restated agreement, Lismore received a fee of $2.6 million in three equal installments of $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by Ashford Trust has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the three and nine month period ended September 30, 2020, the Company recognized revenue of $3.0 million and $3.6 million, respectively. The three month period ended September 30, 2020 includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of September 30, 2020, the Company recorded $9.9 million as deferred income of which $2.0 million is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.
On October 16, 2020, the independent members of the Board provided Ashford Trust a 30-day deferral on the payment of: (i) approximately $3.0 million in base advisory fees due to the Company with respect to the month of October 2020; (ii) approximately $1.0 million in reimbursable expenses due to the Company with respect to the month of October 2020, payable under the amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP; and (iii) $3.0 million of success fees earned by Lismore in the third quarter of 2020. The Board also accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. In addition, the independent members of the Board provided to Ashford Trust a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the Ashford Trust Agreement or any damages that may have arisen in absence of the success fee deferrals.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On November 4, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral on the payment of base advisory fees with respect to October 2020 in the amount of approximately $3.0 million that were previously deferred on October 16, 2020; (ii) a deferral on the payment of approximately $3.0 million of success fees earned by Lismore that were previously deferred on October 16, 2020; (iii) a deferral on the payment of approximately $3.0 million in base advisory fees due to the Company with respect to the month of November 2020; (iv) a deferral on the payment of any Lismore success fees that may be earned during November 2020, such that each such deferred payment shall be due and payable on December 1, 2020; and (v) a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement or any damages that may have arisen in absence of the fee deferrals. In addition, the independent members of the Board waived the obligation of Ashford Trust to replace the FF&E owned by the Company at Ashford Trust’s Embassy Suites New York Manhattan Times Square hotel that was lost when Ashford Trust consummated a deed-in-lieu of foreclosure transaction with the mezzanine lender.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee	$8,653	$8,003	$26,127	$24,463

Hotel management:
Base management fees (1)	3,491	—	12,688	—

Project management revenue (2)	722	4,192	4,642	12,481
Audio visual revenue (3)	—	—	—	—

Other revenue
Debt placement and related fees (4)	2,957	—	3,774	1,158
Claims management services (5)	42	26	88	57
Lease revenue (6)	—	946	—	2,837
Other services (7)	340	482	1,126	1,358
Total other revenue	3,339	1,454	4,988	5,410

Cost reimbursement revenue	23,155	8,289	111,175	24,245

Total revenues	$39,360	$21,938	$159,620	$66,599

REVENUES BY SEGMENT (8)
REIT advisory	$12,457	$15,888	$38,419	$48,500
Remington	22,049	—	108,323	—
Premier	1,020	5,083	6,281	15,098
OpenKey	49	28	178	83
Corporate and other	3,785	939	6,419	2,918
Total revenues	$39,360	$21,938	$159,620	$66,599

COST OF REVENUES
Cost of audio visual revenues (3)	$59	$1,778	$2,073	$5,324

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$133	$4,110	$4,737	$12,160
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

(2)
Project management revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the project management revenue recognition policy.

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

(4)
Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. Revenue recognized by the Company in the three months ended September 30, 2020 includes a $1.1 million cumulative catch-up related to revenue which was previously considered constrained.

(5)	Claims management services include revenue earned from providing insurance claim assessment and administration services.

(6)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. Our ERFP leases entered into in 2018 commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the three and nine months ended September 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(7)
Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness.

(8)	See note 16 for discussion of segment reporting.
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and Braemar OP. In addition, Premier is party to a master project management agreement with Braemar OP and Braemar TRS Yountville LLC, a limited liability company existing under the laws of the state of Delaware and wholly-owned subsidiary of Braemar OP (“Braemar TRS”) to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP. On March 20, 2020, we amended the project management agreement to provide that Premier’s fees shall be paid by Braemar to Premier upon the completion of any work provided by third party vendors to Braemar.
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
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt and Braemar’s secured revolving credit facility (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. For the three and nine month period ended September 30, 2020, the Company recognized revenue of $1.0 million and $1.7 million, respectively. The three month period ended September 30, 2020 includes a $137,000 cumulative catch-up adjustment to revenue which was previously considered constrained. As of September 30, 2020, the Company recorded $2.5 million as deferred income of which $682,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 12 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee	$2,387	$2,567	$7,580	$7,919
Incentive advisory fee (1)	(339)	170	—	509
Other advisory revenue (2)	131	131	391	389
Total advisory services revenue	2,179	2,868	7,971	8,817

Hotel management:
Base management fees (3)	256	—	765	—

Project management revenue (4)	362	2,413	1,817	6,862
Audio visual revenue (5)	—	—	—	—

Other revenue
Debt placement and related fees (6)	1,060	429	1,706	704
Claims management services (7)	13	25	96	90
Lease revenue (8)	—	83	—	251
Other services (9)	300	356	775	904
Total other revenue	1,373	893	2,577	1,949

Cost reimbursement revenue	4,491	3,108	14,851	8,362

Total revenues	$8,661	$9,282	$27,981	$25,990

REVENUES BY SEGMENT (10)
REIT advisory	$4,338	$5,493	$14,868	$16,138
Remington	2,278	—	7,527	—
Premier	501	2,839	2,491	8,079
OpenKey	30	9	101	42
Corporate and other	1,514	941	2,994	1,731
Total revenues	$8,661	$9,282	$27,981	$25,990

COST OF REVENUES
Cost of audio visual revenues (5)	$20	$199	$467	$404

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$87	$439	$1,092	$888
________

(1)
In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020. The three months ended September 30, 2020

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

additionally includes a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company no longer expects to collect due to Braemar no longer meeting the FCCR Condition. Incentive advisory fee for the three and nine months ended September 30, 2019, includes the pro-rata portion of the second year installment of the 2018 incentive advisory fee, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 and 2017 measurement periods. See note 3.

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

(6)
Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. Revenue recognized by the Company in the three months ended September 30, 2020 includes a $137,000 cumulative catch-up related to revenue which was previously considered constrained.

(7)	Claims management services include revenue earned from providing insurance claim assessment and administration services.

(8)
In connection with our legacy key money transaction with Braemar which commenced prior to 2019, we lease FF&E to Braemar rent-free. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the three and nine months ended September 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

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
On March 16, 2020, the Company announced entry into the Extension Agreement, dated March 13, 2020 (the “Extension Agreement”), related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of September 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9.
On August 19, 2020, Ashford Trust sold the Embassy Suites New York Manhattan Times Square. The hotel contained FF&E with a net book value of $6.4 million which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. On November 4, 2020, the independent members of the Board waived the requirement for Ashford Trust to provide replacement FF&E. As a result, the Company recorded a loss on disposal of FF&E of $6.4 million within “other” operating expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020.
On September 25, 2019, the Company announced the formation of Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement with Ashford Inc. in the third quarter of 2019 in which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. As of September 30, 2020, Ashford Trust and Braemar have funded approximately $3.0 million and $996,000, respectively. The Company recognized $538,000 and $183,000 of cost reimbursement revenue from Ashford Trust and Braemar, respectively, for the three months ended September 30, 2020 in our condensed consolidated statements of operations. The Company recognized $1.7 million and $613,000 of cost reimbursement revenue from Ashford Trust and Braemar, respectively, for the nine months ended September 30, 2020 in our condensed consolidated statements of operations.
Additionally, see note 2 with respect to the Company’s restricted cash and other liabilities policies related to reserves for insurance claims and associated ancillary costs.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(13,217)	$(6,156)	$(198,853)	$(5,334)
Less: Dividends on preferred stock, declared and undeclared (1)	(7,985)	(2,909)	(23,800)	(8,492)
Less: Amortization of preferred stock discount	(781)	(363)	(2,386)	(1,338)
Undistributed net income (loss) allocated to common stockholders	(21,983)	(9,428)	(225,039)	(15,164)
Distributed and undistributed net income (loss) - basic	$(21,983)	$(9,428)	$(225,039)	$(15,164)
Effect of deferred compensation plan	—	(1,526)	—	(5,603)
Effect of incremental subsidiary shares	—	—	—	(527)
Distributed and undistributed net income (loss) - diluted	$(21,983)	$(10,954)	$(225,039)	$(21,294)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,306	2,580	2,259	2,489
Effect of deferred compensation plan shares	—	202	—	135
Effect of incremental subsidiary shares	—	—	—	55
Weighted average common shares outstanding – diluted	2,306	2,782	2,259	2,679

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(9.53)	$(3.65)	$(99.62)	$(6.09)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(9.53)	$(3.94)	$(99.62)	$(7.95)
________

(1)
As of September 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million. Undeclared dividends were deducted to arrive at net income attributable to common stockholders. See note 11.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(35)	(15)	(396)	(25)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(569)	(319)	(1,292)	(71)
Dividends on preferred stock, declared and undeclared	7,985	2,909	23,800	8,492
Amortization of preferred stock discount	781	363	2,386	1,338
Total	$8,162	$2,938	$24,498	$9,734
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	14	12	27	10
Effect of assumed exercise of stock options	—	—	—	27
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of incremental subsidiary shares	835	186	598	74
Effect of assumed conversion of preferred stock	4,136	1,450	4,091	1,450
Total	4,989	1,652	4,720	1,565

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three and nine months ended September 30, 2020, and 2019 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended September 30, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$10,832	$—	$—	$—	$—	$—	$10,832
Hotel management	—	3,777	—	—	—	—	3,777
Project management fees	—	—	1,790	—	—	—	1,790
Audio visual	—	—	—	3,114	—	—	3,114
Other	55	—	—	—	341	7,826	8,222
Cost reimbursement revenue (1)	5,903	21,023	487	—	—	720	28,133
Total revenues	16,790	24,800	2,277	3,114	341	8,546	55,868
EXPENSES
Depreciation and amortization	2,128	3,514	3,157	494	5	796	10,094
Other operating expenses (2)	—	3,101	1,662	6,033	1,035	20,505	32,336
Reimbursed expenses (1)	5,841	21,023	487	—	—	721	28,072
Total operating expenses	7,969	27,638	5,306	6,527	1,040	22,022	70,502
OPERATING INCOME (LOSS)	8,821	(2,838)	(3,029)	(3,413)	(699)	(13,476)	(14,634)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	48	48
Interest expense	—	—	—	(187)	—	(1,072)	(1,259)
Amortization of loan costs	—	—	—	(14)	—	(72)	(86)
Other income (expense)	—	—	—	(8)	—	(36)	(44)
INCOME (LOSS) BEFORE INCOME TAXES	8,821	(2,838)	(3,029)	(3,622)	(699)	(14,608)	(15,975)
Income tax (expense) benefit	(2,093)	(502)	624	816	—	2,990	1,835
NET INCOME (LOSS)	$6,728	$(3,340)	$(2,405)	$(2,806)	$(699)	$(11,618)	$(14,140)
________

(1)
Our segments are reported net of eliminations upon consolidation. Approximately $1.8 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.

(2)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$34,098	$—	$—	$—	$—	$—	$34,098
Hotel management fees	—	13,592	—	—	—	—	13,592
Project management fees	—	—	7,780	—	—	—	7,780
Audio visual	—	—	—	33,758	—	—	33,758
Other	195	—	—	—	1,155	16,900	18,250
Cost reimbursement revenue (1)	19,004	104,123	2,393	—	—	2,310	127,830
Total revenues	53,297	117,715	10,173	33,758	1,155	19,210	235,308
EXPENSES
Depreciation and amortization	7,004	10,425	9,471	1,486	15	1,771	30,172
Impairment	—	126,548	49,524	2,141	—	—	178,213
Other operating expenses (2)	—	10,753	6,549	37,478	2,757	45,972	103,509
Reimbursed expenses (1)	18,811	104,123	2,393	—	—	2,311	127,638
Total operating expenses	25,815	251,849	67,937	41,105	2,772	50,054	439,532
OPERATING INCOME (LOSS)	27,482	(134,134)	(57,764)	(7,347)	(1,617)	(30,844)	(204,224)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	301	301
Interest expense	—	—	—	(628)	—	(3,053)	(3,681)
Amortization of loan costs	—	—	—	(43)	—	(199)	(242)
Interest income	—	—	—	—	—	29	29
Realized gain (loss) on investments	—	(386)	—	—	—	—	(386)
Other income (expense)	—	26	—	(321)	(6)	(198)	(499)
INCOME (LOSS) BEFORE INCOME TAXES	27,482	(134,494)	(57,764)	(8,339)	(1,623)	(33,964)	(208,702)
Income tax (expense) benefit	(6,516)	1,212	1,351	1,853	—	9,504	7,404
NET INCOME (LOSS)	$20,966	$(133,282)	$(56,413)	$(6,486)	$(1,623)	$(24,460)	$(201,298)
________

(1)
Our segments are reported net of eliminations upon consolidation. Approximately $7.6 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.

(2)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2019
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$10,871	$—	$—	$—	$—	$10,871
Project management fees	—	6,660	—	—	—	6,660
Audio visual	—	—	22,430	—	—	22,430
Other	1,080	—	—	313	4,234	5,627
Cost reimbursement revenue	9,430	1,221	—	—	650	11,301
Total revenues	21,381	7,881	22,430	313	4,884	56,889
EXPENSES
Depreciation and amortization	2,396	4,937	513	7	195	8,048
Other operating expenses (1)	—	2,946	24,965	896	15,632	44,439
Reimbursed expenses	9,332	1,221	—	—	650	11,203
Total operating expenses	11,728	9,104	25,478	903	16,477	63,690
OPERATING INCOME (LOSS)	9,653	(1,223)	(3,048)	(590)	(11,593)	(6,801)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	464	464
Interest expense	—	—	(298)	—	(158)	(456)
Amortization of loan costs	—	—	(14)	(6)	(55)	(75)
Other income (expense)	—	—	49	3	(72)	(20)
INCOME (LOSS) BEFORE INCOME TAXES	9,653	(1,223)	(3,311)	(593)	(11,414)	(6,888)
Income tax (expense) benefit	(2,093)	9	698	—	1,683	297
NET INCOME (LOSS)	$7,560	$(1,214)	$(2,613)	$(593)	$(9,731)	$(6,591)
________

(1)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

	Nine Months Ended September 30, 2019
	REIT Advisory	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$33,280	$—	$—	$—	$—	$33,280
Project management fees	—	19,533	—	—	—	19,533
Audio visual	—	—	83,532	—	—	83,532
Other	3,235	—	—	764	10,720	14,719
Cost reimbursement revenue	28,123	3,838	—	—	650	32,611
Total revenues	64,638	23,371	83,532	764	11,370	183,675
EXPENSES
Depreciation and amortization	4,311	10,413	1,471	21	455	16,671
Other operating expenses (1)	—	8,697	83,269	2,614	43,555	138,135
Reimbursed expenses	27,697	3,838	—	—	650	32,185
Total operating expenses	32,008	22,948	84,740	2,635	44,660	186,991
OPERATING INCOME (LOSS)	32,630	423	(1,208)	(1,871)	(33,290)	(3,316)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	(109)	(109)
Interest expense	—	—	(868)	—	(330)	(1,198)
Amortization of loan costs	—	—	(41)	(19)	(154)	(214)
Interest income	—	—	—	—	29	29
Other income (expense)	—	—	(107)	15	(23)	(115)
INCOME (LOSS) BEFORE INCOME TAXES	32,630	423	(2,224)	(1,875)	(33,877)	(4,923)
Income tax (expense) benefit	(7,132)	(759)	130	—	6,332	(1,429)
NET INCOME (LOSS)	$25,498	$(336)	$(2,094)	$(1,875)	$(27,545)	$(6,352)
________

(1)	Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.
17. Subsequent Events
On November 4, 2020, the Company executed the Third Amendment to the Asset Purchase Agreement in which we deferred $500,000 of consideration payable to the BAV sellers until November 30, 2020. The payment may be settled in cash or Ashford Inc. common stock using a 30-Day VWAP as of October 31, 2020.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•
the impact of the COVID-19 pandemic and numerous governmental travel restrictions and other orders on our clients’ and our business, including a possible “second wave” or recurrence of COVID-19 cases that could cause state and local governments to reinstate travel restrictions;

•	our business and investment strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	our ability to regain compliance with the NYSE American continued listing standards;

•	our understanding of our competition;

•	market trends;

•	the future success of our acquisitions, including the 2018 acquisition of Premier and the 2019 acquisition of Remington;

•	the future success of recent business initiatives, including the Enhanced Return Funding Programs with Ashford Trust and Braemar;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2020, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;” as supplemented by our Current Report on Form 8-K filed May 8, 2020, our Quarterly Reports on Form 10-Q during 2020 and other filings under the Exchange Act;

•
adverse effects of the COVID-19 pandemic, including a general reduction in business and personal travel and travel restrictions in regions where our clients’ hotels are located, and a possible “second wave” or recurrence of COVID-19 cases causing a further reduction in business and personal travel and possible reinstatement of travel restrictions by state or local governments;

•	actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;

•
uncertainty associated with the ability for Ashford Trust, one of the Company's key clients, to continue as a going concern and the substantial risk that it will be necessary for Ashford Trust to seek protection under Chapter 11 of the United States Bankruptcy Code;

•
uncertainty associated with the ability of the Company to remain in compliance with all covenants in our Term Loan Agreement and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;

•	availability, terms and deployment of capital;

•	our ability to regain Form S-3 eligibility;

•	changes in our industry and the markets in which we operate, interest rates or the general economy;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with or between Ashford Trust and Braemar, our executive officers and our non-independent directors;

•	availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes;

•	the timing and outcome of the SEC investigation;

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

•	the possibility that we may not realize any or all of the anticipated benefits from our business initiatives, including the ERFP Agreements with Ashford Trust and Braemar;

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

•
the failure to make full dividend payments on our Series D Convertible Preferred Stock in consecutive quarters, which would result in a higher interest rate and the right of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. to each have the right to appoint one member to the Board;

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
Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of November 4, 2020, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 468,993 shares of our common stock, which represented an approximately 18.4% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of November 4, 2020 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 68.1%.
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
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended September 30, 2020, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $10.9 million.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020 and beyond. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the cash compensation of its executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. Additionally, in May, in order to preserve Company liquidity, the Company: (1) entered into a letter agreement with its

Chief Executive Officer, Mr. Monty J. Bennett, to pay his base salary (as previously reduced in March) for the remainder of 2020 in the form of common stock of the Company; (2) amended contingent consideration and stock consideration collar payment terms related to the acquisition of BAV; and (3) on June 24, 2020, the Company declared the remaining 50% of the cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. As of September 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of September 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. However, as of September 30, 2020, the entire $34.1 million outstanding balance under our Term Loan agreement, as amended, has been classified as a current liability on our condensed consolidated balance sheets due to uncertainty about the Company’s ability to remain in compliance with the loan’s financial covenants for the next twelve months. This uncertainty is the result of issues outside of management’s control, including that Ashford Trust, one of the Company’s key clients, currently exhibits conditions that create substantial doubt about its ability to continue as a going concern and continued cash payment of advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust. As of September 30, 2020, JSAV was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. As a result, JSAV’s outstanding debt balance of $20.6 million has been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. As of September 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in their debt and related agreements as amended. However, there can be no guarantee that our portfolio companies will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our portfolio companies, we expect that within the next twelve months RED will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. The JSAV and RED portfolio company loans are secured by the respective portfolio company’s tangible assets. None of our portfolio companies’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 6 in our condensed consolidated financial statements.
The Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining debt waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenue from Ashford Trust, one of the Company’s key customers, due to the uncertainty of future payment of such fees because Ashford Trust currently exhibits conditions that create substantial doubt about its ability to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust, which is not within the Company’s control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $34.1 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet which resulted in a negative $49.3 million working capital position as of September 30, 2020.

We expect that the continuing COVID-19 pandemic will put additional financial stress on Ashford Trust, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner. As previously disclosed, the independent members of the Board determined to provide Ashford Trust with a short-term deferral of certain fees and expenses payable pursuant to our advisory agreement with Ashford Trust and the Ashford Trust Agreement. The Board may decide to make similar deferrals or waivers in the future or decide to accept a form of consideration other than cash for fees and expenses pursuant to the advisory agreement with Ashford Trust and the Ashford Trust Agreement. Additionally, due to the uncertainty surrounding future cash flows and Ashford Trust’s financial position, it may be necessary for Ashford Trust to seek protection under Chapter 11 of the United States Bankruptcy Code. If Ashford Trust files for bankruptcy, this may result in the termination of its advisory agreement, hotel management agreement, project management agreement and/or any other agreements with the Company or our consolidated portfolio companies. Any unsecured claim we hold against a bankrupt entity, including the termination fee due under our advisory agreement with Ashford Trust, may be paid only to the extent funds are available and is unlikely to be paid in full. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of Ashford Trust, which would adversely impact our financial condition and could cause us to seek protection under Chapter 11 of the United States Bankruptcy Code.
In April of 2020, certain of our portfolio companies applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of September 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 9 to our condensed consolidated financial statements.
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
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services to be provided by Lismore under the amended and restated agreement, Lismore received a fee of $2.6 million in three equal installments of $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by Ashford Trust has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the three and nine month period ended September 30, 2020, the Company recognized revenue of $3.0 million and $3.6 million, respectively. The three month period ended September 30, 2020 includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of September 30, 2020, the Company recorded $9.9 million as deferred income of which $2.0 million is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note14 to our condensed consolidated financial statements.
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
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of Braemar’s mortgage and mezzanine debt and Braemar’s secured revolving credit facility (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. For the three and nine month period ended September 30, 2020, the Company recognized revenue of $1.0 million and $1.7 million, respectively. The three month period ended September 30, 2020 includes a $137,000 cumulative catch-up adjustment to revenue which was previously considered constrained. As of September 30, 2020, the Company recorded $2.5 million as deferred income of which $682,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 12 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 14 to our condensed consolidated financial statements.
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
On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020 related to the $3.0 million in contingent consideration earned by the BAV sellers in connection with BAV’s achievement of performance targets during the trailing twelve month period. On November 4, 2020, the Company executed the Third Amendment to the Asset Purchase Agreement in which we deferred $500,000 of consideration payable to the BAV sellers until November 30, 2020. The payment may be settled in cash or Ashford Inc. common stock using a 30-Day VWAP as of October 31, 2020.
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

On August 26, 2020, the Company received notification (the “Notice”) from the NYSE American that it was not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and (ii) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Notice indicated that the Company was not in compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide, requiring a listed company to have stockholders’ equity of (i) at least $2.0 million if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years and (ii) at least $4.0 million if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. The Company reported a stockholders’ deficit of $159.2 million as of June 30, 2020, and had losses from continuing operations and/or net losses in each of its five most recent fiscal years, except for the fiscal year ended December 31, 2018. The Company submitted a plan to the NYSE American on September 24, 2020 addressing how it intends to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide by February 26, 2022, or sooner if the NYSE American determines that the nature and circumstances of the Company’s continued listing status warrant a shorter period of time.
The Company received notification from the NYSE American on October 29, 2020, that it had accepted the Company’s plan and granted a plan period through February 26, 2022. During the plan period, the Company will be subject to periodic review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by February 26, 2022, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings.
On October 16, 2020, the independent members of the Board provided Ashford Trust a 30-day deferral on the payment of: (i) approximately $3.0 million in base advisory fees due to the Company with respect to the month of October 2020; (ii) approximately $1.0 million in reimbursable expenses due to the Company with respect to the month of October 2020, payable under the amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP; and (iii) $3.0 million of success fees earned by Lismore in the third quarter of 2020. The Board also accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. In addition, the independent members of the Board provided to Ashford Trust a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the Ashford Trust Agreement or any damages that may have arisen in absence of the success fee deferrals.
On November 4, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral on the payment of base advisory fees with respect to October 2020 in the amount of approximately $3.0 million that were previously deferred on October 16, 2020; (ii) a deferral on the payment of approximately $3.0 million of success fees earned by Lismore that were previously deferred on October 16, 2020; (iii) a deferral on the payment of approximately $3.0 million in base advisory fees due to the Company with respect to the month of November 2020; (iv) a deferral on the payment of any Lismore success fees that may be earned during November 2020, such that each such deferred payment shall be due and payable on December 1, 2020; and (v) a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement or any damages that may have arisen in absence of the fee deferrals. In addition, the independent members of the Board waived the obligation of Ashford Trust to replace the FF&E owned by the Company at Ashford Trust’s Embassy Suites New York Manhattan Times Square hotel that was lost when Ashford Trust consummated a deed-in-lieu of foreclosure transaction with the mezzanine lender.
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
RESULTS OF OPERATIONS
In the fourth quarter of 2019, cost reimbursement revenue and reimbursed expenses were reclassified from their previous presentation into aggregated financial statement line items titled “cost reimbursement revenue” and “reimbursed expenses” in our consolidated statements of operations. Our presentation of the three and nine months ended September 30, 2019, revenues and operating expense line item amounts have been reclassified to conform to the presentation adopted in the fourth quarter of 2019. These reclassifications have no effect on total revenues, total operating expense or net income previously reported.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
REVENUE
Advisory services	$10,832	$10,871	$(39)	(0.4)%
Hotel management fees	3,777	—	3,777
Project management fees	1,790	6,660	(4,870)	(73.1)%
Audio visual	3,114	22,430	(19,316)	(86.1)%
Other	8,222	5,627	2,595	46.1%
Cost reimbursement revenue	28,133	11,301	16,832	148.9%
Total revenues	55,868	56,889	(1,021)	(1.8)%
EXPENSES
Salaries and benefits	13,820	13,602	(218)	(1.6)%
Cost of revenues for project management	703	1,461	758	51.9%
Cost of revenues for audio visual	3,126	17,732	14,606	82.4%
Depreciation and amortization	10,094	8,048	(2,046)	(25.4)%
General and administrative	5,540	6,795	1,255	18.5%
Other	9,147	4,849	(4,298)	(88.6)%
Reimbursed expenses	28,072	11,203	(16,869)	(150.6)%
Total expenses	70,502	63,690	(6,812)	(10.7)%
OPERATING INCOME (LOSS)	(14,634)	(6,801)	(7,833)	(115.2)%
Equity in earnings (loss) of unconsolidated entities	48	464	(416)	(89.7)%
Interest expense	(1,259)	(456)	(803)	(176.1)%
Amortization of loan costs	(86)	(75)	(11)	(14.7)%
Other income (expense)	(44)	(20)	(24)	(120.0)%
INCOME (LOSS) BEFORE INCOME TAXES	(15,975)	(6,888)	(9,087)	(131.9)%
Income tax (expense) benefit	1,835	297	1,538	517.8%
NET INCOME (LOSS)	(14,140)	(6,591)	(7,549)	(114.5)%
(Income) loss from consolidated entities attributable to noncontrolling interests	319	101	218	215.8%
Net (income) loss attributable to redeemable noncontrolling interests	604	334	270	80.8%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(13,217)	(6,156)	(7,061)	(114.7)%
Preferred dividends, declared and undeclared	(7,985)	(2,909)	(5,076)	(174.5)%
Amortization of preferred stock discount	(781)	(363)	(418)	(115.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,983)	$(9,428)	$(12,555)	(133.2)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $12.6 million, or 133.2%, to a $22.0 million loss for the three months ended September 30, 2020 (“the 2020 quarter”) compared to the three months ended September 30, 2019 (“the 2019 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues decreased $1.0 million, or 1.8%, to $55.9 million for the 2020 quarter compared to the 2019 quarter due to the following (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$11,040	$10,570	$470	4.4%
Incentive advisory fee (2)	(339)	170	(509)	(299.4)%
Other advisory revenue (3)	131	131	—	—%
Total advisory services revenue	10,832	10,871	(39)	(0.4)%

Hotel management:
Base management fees (4)	3,777	—	3,777

Project management revenue (5)	1,790	6,660	(4,870)	(73.1)%

Audio visual revenue (6)	3,114	22,430	(19,316)	(86.1)%

Other revenue:
Debt placement and related fees (7)	4,017	429	3,588	836.4%
Claims management services (8)	55	51	4	7.8%
Lease revenue (9)	—	1,029	(1,029)	(100.0)%
Other services (10)	4,150	4,118	32	0.8%
Total other revenue	8,222	5,627	2,595	46.1%

Cost reimbursement revenue (11)	28,133	11,301	16,832	148.9%

Total revenues	$55,868	$56,889	$(1,021)	(1.8)%

REVENUES BY SEGMENT (12)
REIT advisory	$16,790	$21,381	$(4,591)	(21.5)%
Remington	24,800	—	24,800
Premier	2,277	7,881	(5,604)	(71.1)%
JSAV	3,114	22,430	(19,316)	(86.1)%
OpenKey	341	313	28	8.9%
Corporate and other	8,546	4,884	3,662	75.0%
Total revenues	$55,868	$56,889	$(1,021)	(1.8)%
________

(1)	The increase in base advisory fee is primarily due to higher revenue of $650,000 from Ashford Trust and lower revenue of $180,000 from Braemar.

(2)
In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020. The three months ended September 30, 2020 additionally includes a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company no longer expects to collect due to Braemar no longer meeting the FCCR Condition. The incentive advisory fee for the 2019 quarter includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee in the amount of $170,000, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 and 2017 measurement periods.

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

(5)
The decrease in project management revenue is due to lower revenue from Ashford Trust and Braemar of $3.5 million and $2.1 million, respectively, due to reduced capital expenditures by our clients as a result of COVID-19, offset by an increase in project management revenue from third parties of $747,000.

(6)	The $19.3 million decrease in audio visual revenue is the result of COVID-19.

(7)
The increase in debt placement and related fee revenue is due to higher revenue of $3.0 million from Ashford Trust and higher revenue of $631,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase is primarily due to Lismore’s respective agreements with Ashford Trust and Braemar for providing modifications, forbearances or refinancings of Ashford Trust and Braemar’s loans in the 2020 quarter as a result of the financial impact from COVID-19.

(8)	Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three and nine months ended September 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is primarily due to $843,000 in other services revenue from our acquisition of Marietta in November of 2019. The increase was offset by decreased revenue from RED of $386,000 due to a decrease in operations from COVID-19. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.

(11)
The increase in cost reimbursement revenue is primarily due to $21.0 million of cost reimbursement revenue recognized in the 2020 quarter for hotel management services from our Remington subsidiary acquired in November of 2019, offset by a decrease in cost reimbursement revenue for advisory services of $3.5 million from the 2019 quarter.

(12)	See note 16 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $218,000, or 1.6%, to $13.8 million for the 2020 quarter compared to the 2019 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change
Cash salaries and benefits:
Salary expense	$7,582	$8,114	$(532)
Bonus expense	4,296	3,435	861
Benefits related expenses	1,136	1,513	(377)
Total cash salaries and benefits (1)	13,014	13,062	(48)
Non-cash equity-based compensation:
Stock option grants	1,454	2,066	(612)
Employee equity grant expense	221	—	221
Total non-cash equity-based compensation	1,675	2,066	(391)
Non-cash (gain) loss in deferred compensation plan (2)	(869)	(1,526)	657
Total salaries and benefits	$13,820	$13,602	$218
________

(1)
The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered which were reduced as a result of cost control efforts due to COVID-19.

(2)
The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2020 quarter and the gain in the 2019 quarter are primarily attributable to an increase and decrease, respectively, in the fair value of the DCP obligation. See note 13 to our condensed consolidated financial statements.

Cost of Revenues for Project Management. Cost of revenues for project management decreased $758,000, or 51.9%, to $703,000 during the 2020 quarter compared to $1.5 million for the 2019 quarter due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $14.6 million, or 82.4%, to $3.1 million during the 2020 quarter compared to $17.7 million for the 2019 quarter, primarily due to a significant decline in business and cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.0 million, or 25.4%, to $10.1 million for the 2020 quarter compared to the 2019 quarter, primarily as a result of an increase of $3.5 million in amortization of management contracts acquired in our acquisition of Remington in November 2019. Depreciation and amortization expense for the 2020 quarter and the 2019 quarter excludes depreciation expense related to audio visual equipment of $1.3 million and $1.1 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2020 quarter and the 2019 quarter related to marine vessels in the amount of $201,000 and $127,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses decreased $1.3 million, or 18.5%, to $5.5 million for the 2020 quarter compared to the 2019 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change
Professional fees (1)	$1,981	$3,128	$(1,147)
Office expense	1,545	1,499	46
Public company costs	51	101	(50)
Director costs	306	224	82
Travel and other expense	1,626	1,765	(139)
Non-capitalizable - software costs	31	78	(47)
Total general and administrative	$5,540	$6,795	$(1,255)
________

(1)
The decrease in expense is primarily due to decreases in legal fees and transaction costs for RED’s acquisition of Sebago in July of 2019, our acquisition of Remington in November of 2019 and curtailing G&A expenses in the 2020 quarter due to COVID-19.

Other. Other operating expense was $9.1 million and $4.8 million for the 2020 quarter and the 2019 quarter, respectively. Other operating expense includes cost of goods sold and royalties associated with OpenKey, RED and Pure Wellness. The increase is primarily due to a loss on disposition of FF&E of $6.4 million in the 2020 quarter for FF&E leased to Ashford Trust at the Embassy Suites New York Manhattan Times Square which was sold by Ashford Trust in the 2020 quarter See notes 4, 7 and 14 to our condensed consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses increased $16.9 million to $28.1 million during the 2020 quarter compared to $11.2 million for the 2019 quarter primarily due to hotel management expenses incurred by our Remington subsidiary acquired in November of 2019.
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

	Three Months Ended September 30,
	2020	2019	$ Change
Cost reimbursement revenue	$28,133	$11,301	$16,832
Reimbursed expenses	28,072	11,203	16,869
Net total	$61	$98	$(37)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings of unconsolidated entities changed $416,000 for the 2020 quarter due to our investment in REA Holdings in January of 2019. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $1.3 million and $456,000 for the 2020 quarter and the 2019 quarter, respectively. The increase is related to increases in balances outstanding on our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $86,000 and $75,000 for the 2020 quarter and the 2019 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was $44,000 and $20,000 of expense in the 2020 quarter and the 2019 quarter, respectively.

Income Tax (Expense) Benefit. Income tax expense (benefit) changed by $1.5 million, from a benefit of $297,000 in the 2019 quarter to a benefit of $1.8 million in the 2020 quarter. Current tax expense increased by $2.0 million, from $1.0 million in the 2019 quarter to $3.0 million expense in the 2020 quarter. Deferred tax benefit increased by $3.5 million from a $1.3 million benefit in the 2019 quarter to a $4.8 million benefit in the 2020 quarter. The difference in income tax (expense) benefit is related to a decrease in operations as well as an increase in non-taxable or non-deductible GAAP items, primarily amortization and deferred compensation, as well as a decrease in bonus depreciation.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $319,000 in the 2020 quarter and a loss of $101,000 in the 2019 quarter. See notes 2, 10 and 14 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $604,000 in the 2020 quarter and a loss of $334,000 in the 2019 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 11, and 14 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $5.1 million, or 174.5%, to $8.0 million during the 2020 quarter compared to $2.9 million for the 2019 quarter, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $418,000, or 115.2%, to $781,000 during the 2020 quarter compared to $363,000 for the 2019 quarter, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
REVENUE
Advisory services	$34,098	$33,280	$818	2.5%
Hotel management fees	13,592	—	13,592
Project management fees	7,780	19,533	(11,753)	(60.2)%
Audio visual	33,758	83,532	(49,774)	(59.6)%
Other	18,250	14,719	3,531	24.0%
Cost reimbursement revenue	127,830	32,611	95,219	292.0%
Total revenues	235,308	183,675	51,633	28.1%
EXPENSES
Salaries and benefits	43,807	40,795	(3,012)	(7.4)%
Cost of revenues for project management	3,032	4,376	1,344	30.7%
Cost of revenues for audio visual	25,872	61,400	35,528	57.9%
Depreciation and amortization	30,172	16,671	(13,501)	(81.0)%
General and administrative	16,064	22,238	6,174	27.8%
Impairment	178,213	—	(178,213)
Other	14,734	9,326	(5,408)	(58.0)%
Reimbursed expenses	127,638	32,185	(95,453)	(296.6)%
Total expenses	439,532	186,991	(252,541)	(135.1)%
OPERATING INCOME (LOSS)	(204,224)	(3,316)	(200,908)	(6,058.7)%
Equity in earnings (loss) of unconsolidated entities	301	(109)	410	376.1%
Interest expense	(3,681)	(1,198)	(2,483)	(207.3)%
Amortization of loan costs	(242)	(214)	(28)	(13.1)%
Interest income	29	29	—	—%
Realized gain (loss) on investments	(386)	—	(386)
Other income (expense)	(499)	(115)	(384)	(333.9)%
INCOME (LOSS) BEFORE INCOME TAXES	(208,702)	(4,923)	(203,779)	(4,139.3)%
Income tax (expense) benefit	7,404	(1,429)	8,833	618.1%
NET INCOME (LOSS)	(201,298)	(6,352)	(194,946)	(3,069.0)%
(Income) loss from consolidated entities attributable to noncontrolling interests	757	395	362	91.6%
Net (income) loss attributable to redeemable noncontrolling interests	1,688	623	1,065	170.9%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(198,853)	(5,334)	(193,519)	(3,628.0)%
Preferred dividends, declared and undeclared	(23,800)	(8,492)	(15,308)	(180.3)%
Amortization of preferred stock discount	(2,386)	(1,338)	(1,048)	(78.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(225,039)	$(15,164)	$(209,875)	(1,384.0)%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders increased $209.9 million to a $225.0 million loss for the nine months ended September 30, 2020 (“the 2020 period”) compared to the nine months ended September 30, 2019 (“the 2019 period”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $51.6 million, or 28.1%, to $235.3 million for the 2020 period compared to the 2019 period due to the following (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$33,707	$32,382	$1,325	4.1%
Incentive advisory fee (2)	—	509	(509)	(100.0)%
Other advisory revenue (3)	391	389	2	0.5%
Total advisory services revenue	34,098	33,280	818	2.5%

Hotel management:
Base management fees (4)	13,592	—	13,592

Project management revenue (5)	7,780	19,533	(11,753)	(60.2)%

Audio visual revenue (6)	33,758	83,532	(49,774)	(59.6)%

Other revenue:
Debt placement and related fees (7)	5,480	1,862	3,618	194.3%
Claims management services (8)	184	147	37	25.2%
Lease revenue (9)	—	3,088	(3,088)	(100.0)%
Other services (10)	12,586	9,622	2,964	30.8%
Total other revenue	18,250	14,719	3,531	24.0%

Cost reimbursement revenue (11)	127,830	32,611	95,219	292.0%

Total revenues	$235,308	$183,675	$51,633	28.1%

REVENUES BY SEGMENT (12)
REIT advisory	$53,297	$64,638	$(11,341)	(17.5)%
Remington	117,715	—	117,715
Premier	10,173	23,371	(13,198)	(56.5)%
JSAV	33,758	83,532	(49,774)	(59.6)%
OpenKey	1,155	764	391	51.2%
Corporate and other	19,210	11,370	7,840	69.0%
Total revenues	$235,308	$183,675	$51,633	28.1%
________

(1)	The increase in base advisory fee is due to higher revenue of $1.7 million from Ashford Trust and lower revenue of $339,000 from Braemar.

(2)
In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020. The three months ended September 30, 2020 additionally includes a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company no longer expects to collect due to Braemar no longer meeting the FCCR Condition. The incentive advisory fee for the 2019 period includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee in the amount of $509,000, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019, 2018 and 2017 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2019 and 2017 measurement periods.

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

(5)
The decrease in project management revenue is due to lower revenue from Ashford Trust and Braemar of $7.8 million and $5.0 million, respectively, due to reduced capital expenditures by our clients as a result of COVID-19, offset by an increase in project management revenue from third parties of $1.1 million.

(6)	The $49.8 million decrease in audio visual revenue is the result of COVID-19.

(7)
The increase in debt placement and related fee revenue is due to higher revenue of $2.6 million from Ashford Trust and higher revenue of $1.0 million from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase is primarily due to Lismore’s respective agreements with Ashford Trust and Braemar for providing modifications, forbearances or refinancings of Ashford Trust and Braemar’s loans in the 2020 period due to the financial impact from COVID-19.

(8)	Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.

(9)
In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the three and nine months ended September 30, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.

(10)
The increase in other services revenue is primarily due to increased revenue from RED of $344,000 due to growth, which occurred prior to COVID-19, of the entity that conducts RED’s legacy U.S. Virgin Islands operations and RED’s acquisition of Sebago in July of 2019. $3.3 million of the increase in other services revenue is from our acquisition of Marietta in November of 2019. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.

(11)
The increase in cost reimbursement revenue is primarily due to $104.1 million of cost reimbursement revenue recognized in the 2020 period for hotel management services from our Remington subsidiary acquired in November of 2019, offset by a decrease in cost reimbursement revenue for advisory services of $9.1 million from the 2019 period.

(12)	See note 16 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $3.0 million, or 7.4%, to $43.8 million for the 2020 period compared to the 2019 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Cash salaries and benefits:
Salary expense	$26,872	$24,942	$1,930
Bonus expense	11,874	9,971	1,903
Benefits related expenses	4,908	5,231	(323)
Total cash salaries and benefits (1)	43,654	40,144	3,510
Non-cash equity-based compensation:
Stock option grants	3,146	6,254	(3,108)
Employee equity grant expense	573	—	573
Total non-cash equity-based compensation	3,719	6,254	(2,535)
Non-cash (gain) loss in deferred compensation plan (2)	(3,566)	(5,603)	2,037
Total salaries and benefits	$43,807	$40,795	$3,012
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

Cost of Revenues for Project Management. Cost of revenues for project management decreased $1.3 million, or 30.7% to $3.0 million during the 2020 period compared to $4.4 million for the 2019 period, due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $35.5 million, or 57.9%, to $25.9 million during the 2020 period compared to $61.4 million for the 2019 period, primarily due to a significant decline in business and cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $13.5 million, or 81.0%, to $30.2 million for the 2020 period compared to the 2019 period, primarily as a result of an increase of $10.3 million in amortization of management contracts acquired in our acquisition of Remington in November 2019 and an increase of $2.7 million in depreciation related to ERFP assets. Depreciation and amortization expense for the 2020 period and the 2019 period excludes depreciation expense related to audio visual equipment of $3.7 million and $3.4 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2020 period and the 2019 period related to marine vessels in the amount of $453,000 and $276,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses decreased by $6.2 million, or 27.8%, to $16.1 million for the 2020 period compared to the 2019 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Professional fees (1)	$4,345	$9,887	$(5,542)
Office expense (2)	5,490	5,110	380
Public company costs	253	395	(142)
Director costs	1,033	1,346	(313)
Travel and other expense	4,779	5,315	(536)
Non-capitalizable - software costs	164	185	(21)
Total general and administrative	$16,064	$22,238	$(6,174)
________

(1)
The decrease in expense is primarily due to decreases in legal fees and transaction costs related to JSAV’s acquisition of BAV in March of 2019, RED’s acquisition of Sebago in July 2019 and our acquisition of Remington in November of 2019 and curtailing G&A expenses in the 2020 period due to COVID-19.

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
Other. Other operating expense was $14.7 million and $9.3 million for the 2020 period and the 2019 period, respectively. Other operating expense includes cost of goods sold, depreciation, and royalties associated with OpenKey, RED and Pure Wellness. The increase is primarily due to a loss on disposition of FF&E of $6.4 million in the 2020 period for FF&E leased to Ashford Trust at the Embassy Suites New York Manhattan Times Square which was sold by Ashford Trust in the 2020 period. See notes 4, 7 and 14 to our condensed consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses increased $95.5 million to $127.6 million during the 2020 period compared to $32.2 million for the 2019 period primarily due to hotel management expenses incurred by our Remington subsidiary acquired in November of 2019.
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

	Nine Months Ended September 30,
	2020	2019	$ Change
Cost reimbursement revenue	$127,830	$32,611	$95,219
Reimbursed expenses	127,638	32,185	95,453
Net total	$192	$426	$(234)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was earnings of $301,000 and a loss of $109,000 for the 2020 period and the 2019 period, respectively. Equity in earnings (loss) of unconsolidated entities represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased to $3.7 million from $1.2 million for the 2020 period and the 2019 period, respectively, related to increases in our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.

Amortization of Loan Costs. Amortization of loan costs was $242,000 and $214,000 for the 2020 period and the 2019 period, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 6 to our condensed consolidated financial statements.
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
Other Income (Expense). Other expense was $499,000 and $115,000 in the 2020 period and the 2019 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $8.8 million, from $1.4 million expense in the 2019 period to a $7.4 million benefit in the 2020 period. Current tax expense changed by $3.0 million, from $2.5 million expense in the 2019 period to $5.5 million expense in the 2020 period. Deferred tax (expense) benefit changed by $11.9 million from a $1.0 million benefit in the 2019 period to a $12.9 million benefit in the 2020 period. The difference in income tax (expense) benefit is related to a decrease in operations and an increase in non-taxable or non-deductible GAAP items, primarily amortization, impairment and deferred compensation, as well as a decrease in bonus depreciation.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $757,000 in the 2020 period and a loss of $395,000 in the 2019 period. See notes 2 and 10 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $1.7 million in the 2020 period and loss of $623,000 in the 2019 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $15.3 million to $23.8 million during the 2020 period compared to $8.5 million for the 2019 period, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $1.0 million to $2.4 million during the 2020 period compared to $1.3 million from the 2019 period, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020 and beyond. As a result, in March 2020, the Company declared 50% of the cumulative preferred dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020, reduced the cash compensation of its executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. Additionally, in May, in order to preserve Company liquidity, the Company: (1) entered into a letter agreement with its Chief Executive Officer, Mr. Monty J. Bennett, to pay his base salary (as previously reduced in March) for the remainder of 2020 in the form of common stock of the Company; (2) amended contingent consideration and stock consideration collar payment terms related to the acquisition of BAV; and (3) on June 24, 2020, the Company declared the remaining 50% of the cumulative preferred dividends due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit, even if repayment of some or all of their borrowings is not required. As of September 30, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our $35 million Term Loan Agreement, as amended. However, as of September 30, 2020, the entire $34.1 million outstanding balance under our Term Loan agreement, as amended, has been classified as a current liability on our condensed consolidated balance sheets due to uncertainty about the Company’s ability to remain in compliance with the loan’s financial covenants for the next twelve months. This uncertainty is the result of issues outside of management’s control, including that Ashford Trust, one of the Company’s key clients, currently exhibits conditions that create substantial doubt about its ability to continue as a going concern and continued cash payment of advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust. As of September 30, 2020, JSAV was not in compliance with certain debt covenants pursuant to existing debt agreements which have no recourse to Ashford Inc., including the leverage and fixed charge coverage ratios, which constituted an “Event of Default” as such term is defined under the applicable loan agreements. Following an Event of Default, JSAV’s lender can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreements. As a result, JSAV’s outstanding debt balance of $20.6 million has been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. As of September 30, 2020, Pure Wellness and RED were in compliance in all material respects with all covenants or other requirements set forth in their debt and related agreements as amended. However, there can be no guarantee that our portfolio companies will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our portfolio companies, we expect that within the next twelve months RED will violate debt covenants pursuant to certain existing loan agreements which have no recourse to Ashford Inc. As a result, RED may be required to immediately repay a debt balance of $2.6 million which has therefore been classified as a current liability within our condensed consolidated balance sheet as of September 30, 2020. The JSAV and RED portfolio company loans are secured by the respective portfolio company’s tangible assets. None of our portfolio companies’ debt has recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants. See note 6 in our condensed consolidated financial statements.

The Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, disposition of assets or the likelihood of obtaining debt waivers as we could not conclude they were probable of being effectively implemented. Further, the Company could not consider continued cash payment of advisory fees and other revenue from Ashford Trust, one of the Company’s key customers, due to the uncertainty of future payment of such fees because Ashford Trust currently exhibits conditions that create substantial doubt about its ability to continue as a going concern. Also, the continued cash payment of such advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust, which is not within the Company’s control. As such, the Company’s ability to remain in compliance with the financial covenants related to our Term Loan Agreement, as amended, for the next twelve months is outside of management’s control. Accordingly, the Company has classified the entire $34.1 million outstanding under our Term Loan Agreement, as amended, as a current liability on our condensed consolidated balance sheet which resulted in a negative $49.3 million working capital position as of September 30, 2020.
We expect that the continuing COVID-19 pandemic will put additional financial stress on Ashford Trust, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner. As previously disclosed, the independent members of the Board determined to provide Ashford Trust with a short-term deferral of certain fees and expenses payable pursuant to our advisory agreement with Ashford Trust and the Ashford Trust Agreement. The Board may decide to make similar deferrals or waivers in the future or decide to accept a form of consideration other than cash for fees and expenses pursuant to the advisory agreement with Ashford Trust and the Ashford Trust Agreement. Additionally, due to the uncertainty surrounding future cash flows and Ashford Trust’s financial position, it may be necessary for Ashford Trust to seek protection under Chapter 11 of the United States Bankruptcy Code. If Ashford Trust files for bankruptcy, this may result in the termination of its advisory agreement, hotel management agreement, project management agreement and/or any other agreements with the Company or our consolidated portfolio companies. Any unsecured claim we hold against a bankrupt entity, including the termination fee due under our advisory agreement with Ashford Trust, may be paid only to the extent funds are available and is unlikely to be paid in full. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of Ashford Trust, which would adversely impact our financial condition and could cause us to seek protection under Chapter 11 of the United States Bankruptcy Code.
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
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net was $28.7 million and $26.8 million as of September 30, 2020 and December 31, 2019, respectively. See discussion above regarding covenant compliance. For further discussion see note 6 to our condensed consolidated financial statements.

Preferred stock dividends—On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. As of September 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $15.9 million at September 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”.
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
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of September 30, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. As of March 31, 2020, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 9 to our condensed consolidated financial statements.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the nine months ended September 30, 2020.
On May 6, 2020, the Company executed the Second Amendment to the Asset Purchase Agreement in which we agreed to immediately pay $1.5 million in cash and modified certain contingent consideration and stock consideration collar payment terms related to the acquisition of BAV to extend remaining payments of cash or stock on various payment dates through March 2021. Pursuant to the agreement, we paid $1.5 million cash to the BAV sellers on May 7, 2020 related to the $3.0 million in contingent consideration earned by the BAV sellers in connection with BAV’s achievement of performance targets during the trailing twelve month period. On November 4, 2020, the Company executed the Third Amendment to the Asset Purchase Agreement in which we deferred $500,000 of consideration payable to the BAV sellers until November 30, 2020. The payment may be settled in cash or Ashford Inc. common stock using a 30-Day VWAP as of October 31, 2020.
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
On October 16, 2020, the independent members of the Board provided Ashford Trust a 30-day deferral on the payment of: (i) approximately $3.0 million in base advisory fees due to the Company with respect to the month of October 2020; (ii) approximately $1.0 million in reimbursable expenses due to the Company with respect to the month of October 2020, payable under the amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP; and (iii) $3.0 million of success fees earned by Lismore in the third quarter of 2020. The Board also accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. In addition, the independent members of the Board provided to Ashford Trust a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the Ashford Trust Agreement or any damages that may have arisen in absence of the success fee deferrals.

On November 4, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral on the payment of base advisory fees with respect to October 2020 in the amount of approximately $3.0 million that were previously deferred on October 16, 2020; (ii) a deferral on the payment of approximately $3.0 million of success fees earned by Lismore that were previously deferred on October 16, 2020; (iii) a deferral on the payment of approximately $3.0 million in base advisory fees due to the Company with respect to the month of November 2020; (iv) a deferral on the payment of any Lismore success fees that may be earned during November 2020, such that each such deferred payment shall be due and payable on December 1, 2020; and (v) a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement or any damages that may have arisen in absence of the fee deferrals. In addition, the independent members of the Board waived the obligation of Ashford Trust to replace the FF&E owned by the Company at Ashford Trust’s Embassy Suites New York Manhattan Times Square hotel that was lost when Ashford Trust consummated a deed-in-lieu of foreclosure transaction with the mezzanine lender.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of September 30, 2020 and December 31, 2019, we had $68.6 million and $35.3 million of cash and cash equivalents, respectively, and $36.6 million and $17.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations, existing cash balances and borrowing on our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $44.7 million and $22.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash flows provided by operating activities in the nine months ended September 30, 2020, was primarily due to $11.8 million of restricted cash transferred from Ashford Trust to the Company related to Ashford Trust properties’ insurance claims liability, cash payments from Ashford Trust and Braemar of $13.5 million and $4.1 million, respectively, related to their respective agreements with Lismore to seek modifications, forbearances or refinancings. Net cash flows provided by operating activities additionally includes increases in cash flows due to the timing of receipt of our receivables from Ashford Trust, Braemar, affiliates and third parties, offset by a decrease in earnings in the 2020 period.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2020, net cash flows used in investing activities were $4.8 million. These cash flows consisted of capital expenditures of $2.4 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington Lodging related to the acquisition in November of 2019 and $1.2 million for RED’s legacy U.S. Virgin Islands marine vessels.
For the nine months ended September 30, 2019, net cash flows used in investing activities were $38.7 million due to the acquisition of BAV Services for $4.3 million ($5.0 million cash consideration less working capital adjustments of approximately $700,000), the acquisition of Sebago for $2.4 million ($2.5 million cash consideration less working capital adjustments of approximately $100,000) and the $2.2 million investment in REA Holdings. Capital expenditures include $13.1 million and $10.3 million related to our ERFP agreements with Ashford Trust and Braemar, respectively, $5.1 million of audio visual equipment and FF&E, $1.6 million for RED’s legacy U.S. Virgin Islands marine vessels offset by cash inflows of $231,000 for proceeds from disposals of audio visual equipment.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2020, net cash flows provided by financing activities were $11.5 million. These cash flows consisted of $44.8 million of proceeds from borrowings on notes payable, $457,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $79,000 associated with tax withholdings for restricted stock vesting. These were offset by $12.7 million of payments for dividends on our preferred stock, $1.8 million of net payments on our revolving credit facilities, $17.0 million of payments on notes payable, $637,000 of payments on finance leases, $1.4 million of contingent consideration paid to the sellers of BAV and $290,000 of loan cost payments.
For the nine months ended September 30, 2019, net cash flows provided by financing activities were $4.9 million. These cash flows consisted of $11.0 million of proceeds from borrowings on notes payable, $468,000 of net borrowings on our revolving credit facilities, $980,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $353,000 associated with tax withholdings for restricted stock vesting. These were offset by $5.6 million of payments for dividends on our preferred stock, $1.7 million of payments on notes payable, $476,000 of payments on finance leases, $63,000 in distributions to non-controlling interests, and $45,000 of loan cost payments.

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
Long-term liability of our subsidiary compensation plan
We do not record on the balance sheet the long-term liability portion of the Ashford Trust and Braemar shares purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees as granted under our subsidiary compensation plan. The long-term liability was $87,000 and $687,000 as of September 30, 2020 and December 31, 2019, respectively.
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
During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. No impairment charges were recorded in the second or third quarters of 2020. Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our goodwill and intangible assets, including further declines in our market capitalization or further declines in our cash flows if Ashford Trust files for bankruptcy, which could result in the termination of the advisory agreement, hotel management agreement, project management agreement and/or any other agreements with the Company or our portfolio companies. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units. See notes 1, 5 and 7.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At September 30, 2020, our total indebtedness of $62.8 million included $60.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2020, would be approximately $602,000 annually. Interest rate changes have no impact on the remaining $2.6 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Ashford Trust Agreement and the Braemar Agreement pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, received an administrative subpoena from the SEC requesting testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.
A class action lawsuit has been filed against one of the Company’s subsidiaries alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous policy requiring employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members are being prepared. Upon receipt, recipients of the notice will have sixty (60) days to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
The Company is engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the financial position, results of operations or cash flow of the Company. However, the adjudication of legal proceedings is difficult to predict, and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s consolidated financial position or results of operations could be materially adversely affected in future periods.

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
We provide services primarily to clients in the hospitality industry. As a result, our business has and will continue to be significantly and adversely affected by the impact of, and the public perception of a risk of, a pandemic disease on the travel and hospitality industry. In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of certain businesses in affected regions. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the COVID-19 pandemic is significant and has resulted in materially reduced occupancy and RevPAR. Additionally, the financial statements of Ashford Trust for the period ended September 30, 2020, disclosed substantial doubt about its ability to continue as a going concern over the next twelve months from the date of issuance of its financial statements. Furthermore, the prolonged occurrence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel, resulting in the postponement or cancellation of business conferences and similar events. At this time the restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. A possible “second wave” or recurrence of COVID-19 cases could cause a further decrease in business and personal travel, and result in state and local governments reinstating travel restrictions. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance at our clients’ hotels, each of which has been significantly negatively impacted by COVID-19); and (ii) revenues generated by our JSAV, Premier and Remington businesses, which depend in significant part on occupancy levels and operating performance at our clients’ hotels.
In addition, during the first quarter of 2020, we recorded goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment, as well as intangible asset impairment charges of $5.5 million related to indefinite-lived trademarks within our Remington segment. Such impairments have had a significant negative impact on our results of operations. No impairment charges were recorded in the second or third quarters of 2020. We may need to record additional impairment charges in future periods which would have a negative impact on our results of operation in future periods. Additionally, as a result of this goodwill impairment, we may not continue to meet certain NYSE American continued listing criteria. See “We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to regain compliance with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.”
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

As of March 31, 2020, the Company’s consolidated net worth was less than $23.2 million, which resulted in a breach of a financial covenant related to our Term Loan Agreement. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) establishes a 0.50% LIBOR floor, (b) eliminates the consolidated net worth financial covenant, and (c) waives the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. However, as of September 30, 2020, the entire $34.1 million outstanding balance under our Term Loan agreement, as amended, has been classified as a current liability on our condensed consolidated balance sheets due to uncertainty about the Company’s ability to remain in compliance with the loan’s financial covenants for the next twelve months. This uncertainty is the result of issues outside of management’s control, including that Ashford Trust, one of the Company’s key clients, currently exhibits conditions that create substantial doubt about its ability to continue as a going concern and continued cash payment of advisory fees and other revenue remains subject to the discretion of the independent board members of Ashford Trust. As of September 30, 2020, our subsidiaries were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. However, there can be no guarantee that our subsidiaries’ will remain in compliance for the remainder of the fiscal year. Due to the significant negative impact of COVID-19 on the operations of our subsidiaries, we expect that within the next twelve months, our JSAV and RED subsidiaries will violate debt covenants pursuant to certain existing debt agreements which have no recourse to Ashford Inc. As a result, JSAV and RED may be required to immediately repay debt balances of $20.6 million and $2.6 million, respectively. The JSAV and RED subsidiary loans, which are expected to violate debt covenants, are secured by the respective subsidiary’s tangible assets. All of our subsidiaries’ debt has no recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations which is currently not expected to violate debt covenants.
The foregoing, as well as, our negative $49.3 million working capital position as of September 30, 2020, raises substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our stock and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.
We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to regain compliance with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.
Our common stock is listed on the NYSE American exchange. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements.
On August 26, 2020, the Company received the Notice from the NYSE American that it was not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and (ii) of the Company Guide. Specifically, the Notice indicated that the Company was not in compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide, requiring a listed company to have stockholders’ equity of (i) at least $2.0 million if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years and (ii) at least $4.0 million if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. The Company reported a stockholders’ deficit of $159.2 million as of June 30, 2020, and had losses from continuing operations and/or net losses in each of its five most recent fiscal years, except for the fiscal year ended December 31, 2018. The Company submitted a plan to the NYSE American on September 24, 2020 addressing how it intends to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide by February 26, 2022, or sooner if the NYSE American determines that the nature and circumstances of the Company’s continued listing status warrant a shorter period of time.
On October 29, 2020, the Company received notification from the NYSE American that it had accepted the Company’s plan and granted a plan period through February 26, 2022. During the plan period the Company will be subject to periodic review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by February 26, 2022, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings.
Additionally, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain the minimum stockholders’ equity required by the NYSE American. If we are delisted from the NYSE American exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE American exchange could also have other negative results, including the potential loss of confidence by suppliers and employees and the loss of institutional investor interest. We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to regain compliance with the NYSE American stockholders’ equity requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.
The investments of the entities we currently advise and provide other products and services to are concentrated in the hotel industry. Our business has been significantly and adversely affected by the economic downturn in that sector, including as a result of the impact of the COVID-19 pandemic, and we will be significantly influenced by the economies and other conditions in the specific markets in which our asset management clients operate.
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
While it is intended that the acquisition of our project management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the project management business has decreased significantly as a result of our clients’ significant reductions to capital expenditure budgets in response to COVID-19. Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment of $49.5 million in the first quarter of 2020 related to our Premier segment, which is our project management business. No impairment charges were recorded in the second or third quarters of 2020. Our project management business will likely be adversely impacted if the properties owned by our clients are foreclosed upon by their respective lenders, as our project management business would likely no longer provide future project management services to such hotels. While the long-term value of the project management business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The hotel management business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our hotel management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the hotel management business has decreased significantly as a result of our clients’ significant decline in hotel occupancy and revenue per available room due to COVID-19. Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment of $121.0 million in the first quarter of 2020 related to our Remington segment, which is our hotel management business. No impairment charges were recorded in the second or third quarters of 2020.
In the second quarter of 2020, our client, Ashford Trust, received an acceleration notice from the lenders who hold the mezzanine loan notes secured by the Embassy Suites New York Manhattan Times Square and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California which accelerated all payments due under the applicable loan documents. On August 21, 2020, Ashford Trust announced that the Embassy Suites New York Manhattan Times Square was sold and the proceeds of the sale were used to repay the loans for the property. As a result, Ashford Trust has been released from all obligations under the mortgage loan and the mezzanine loan for the Embassy Suites New York Manhattan Times Square. Additionally, Ashford Trust received a notice of UCC sale from the respective lenders for each of Ashford Trust’s Rockbridge Portfolio, which is an eight hotel portfolio, and the portfolio consisting of the Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida. The notice provided that the respective lender would sell the subsidiaries of Ashford Trust that owned the respective hotels in a public auction, whereby the Company would no longer provide hotel management services to the respective hotels, resulting in a loss of potential revenues to the Company. On August 21, 2020, Ashford Trust announced that it completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale. As a result, Ashford Trust was released from all obligations under any debt directly or indirectly secured by the Rockbridge Portfolio. Additionally, on September 21, 2020, the mezzanine lender for Ashford Trust’s MS C1 portfolio conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the respective hotels, which included the Courtyard Louisville and Residence Inn Buena Vista hotels managed by Remington.
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
The hotel management business exposes us to risks to which we have not historically been exposed. As a result of the hotel management acquisition, we are subject to the business risks inherent to the hotel management business, including risks related to the hotel and travel industries. Many of these risks are beyond our control, including, among others, risks relating to the impact of epidemics on the hotel and travel industry, adverse effects of international, national, regional and local economic and market conditions and increase in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists. Beginning in March 2020, our hotel management business experienced a significant reduction in revenue. Due to the impact of numerous governmental travel restrictions and lack of demand, many of the hotels that we manage through the hotel management business were closed for a significant period of time beginning in March 2020. Although almost all of the hotels have reopened as of the date of this filing, occupancy remains far below historic levels. In order to cut expenses, we laid off or furloughed a significant portion of our workforce in the hotel management business. The full financial impact of the reduction in demand for hotel management caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s hotel management business in the 2020 fiscal year and beyond.
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
On October 16, 2020, the independent members of the Board provided Ashford Trust a 30-day deferral on the payment of: (i) approximately $3.0 million in base advisory fees due to the Company with respect to the month of October 2020; (ii) approximately $1.0 million in reimbursable expenses due to the Company with respect to the month of October 2020, payable under the amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP; and (iii) $3.0 million of success fees earned by Lismore in the third quarter of 2020. The Board also accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. In addition, the independent members of the Board provided to Ashford Trust a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the Ashford Trust Agreement or any damages that may have arisen in absence of the success fee deferrals.
On November 4, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral on the payment of base advisory fees with respect to October 2020 in the amount of approximately $3.0 million that were previously deferred on October 16, 2020; (ii) a deferral on the payment of approximately $3.0 million of success fees earned by Lismore that were previously deferred on October 16, 2020; (iii) a deferral on the payment of approximately $3.0 million in base advisory fees due to the Company with respect to the month of November 2020; (iv) a deferral on the payment of any Lismore success fees that may be earned during November 2020, such that each such deferred payment shall be due and payable on December 1, 2020; and (v) a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement or any damages that may have arisen in absence of the fee deferrals. In addition, the independent members of the Board waived the obligation of Ashford Trust to replace the FF&E owned by the Company at Ashford Trust’s Embassy Suites New York Manhattan Times Square hotel that was lost when Ashford Trust consummated a deed-in-lieu of foreclosure transaction with the mezzanine lender.
Recently, Ashford Trust and Braemar announced they have each defaulted on their respective property-level secured debt and are in the process of negotiating forbearance agreements with their respective lenders. At this time, forbearance agreements have been executed on some, but not all, of the loans for Ashford Trust. In the aggregate, Ashford Trust has entered into forbearance agreements and accommodation agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.7 billion out of approximately $3.7 billion in property level debt outstanding as of September 30, 2020. Braemar has entered into forbearance agreements and accommodation agreements with varying terms and conditions that conditionally waive or defer payment defaults for all of its property level debt. If Ashford Trust is unable to negotiate additional forbearance agreements, the lenders may foreclose on respective hotels which serve as collateral for the property-level loans. Such foreclosures would reduce the market capitalization of Ashford Trust and thus reduce the advisory fees and other revenues from our services business. These decreases would adversely affect our results of operations and financial condition.
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share of the Series D Convertible Preferred Stock for the third quarter of 2020. Such dividend was paid by the Company on October 15, 2020, to stockholders of record on September 30, 2020. At this time, the preferred dividend payment on the Series D Convertible Preferred Stock for the second quarter ending June 30, 2020 remains unpaid and all accrued dividends will accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the terms of the Certificate of Designation for the Series D Convertible Preferred Stock.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of the Board. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed the dividend payment in the second quarter ending June 30, 2020, since we paid the dividend in full for the third quarter ending September 30, 2020, we did not fail to make the full dividend payment for two consecutive quarters and therefore such Board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
We are no longer eligible to file a new Form S-3 registration statement or a post-effective amendment to our Form S-3, which would impair our capital raising activities.
As a result of our recent payment defaults under our Series D Convertible Preferred Stock, we are no longer eligible to file a new Form S-3 registration statement or a post-effective amendment to our current Form S-3. If we are unable to regain Form S-3 eligibility, this could impair our capital raising ability. Under these circumstances, we will be required to use a registration statement on Form S-1 to register securities with the SEC, which would hinder our ability to act quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.
As of September 30, 2020, the Bennetts directly or indirectly beneficially owned approximately 68.1% of our outstanding common stock (including shares of Series D Convertible Preferred Stock on an as-converted basis), provided that prior to August 8, 2023, the voting power of the holders of Series D Convertible Preferred Stock effectively will be limited to 40% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following August 8, 2023, the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of the Board and thereby control our management and affairs. In addition, at such time, the holders of Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of the Board or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share of the Series D Convertible Preferred Stock for the third quarter of 2020. Such dividend was paid by the Company on October 15, 2020, to stockholders of record on September 30, 2020. At this time, the preferred dividend payment on the Series D Convertible Preferred Stock for the second quarter ending June 30, 2020 remains unpaid and all accrued dividends will accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the terms of the Certificate of Designation for the Series D Convertible Preferred Stock.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of the Board. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed the dividend payment in the second quarter ending June 30, 2020, since we paid the dividend in full for the third quarter ending September 30, 2020, we did not fail to make the full dividend payment for two consecutive quarters and therefore such Board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
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
The holders of the Series D Convertible Preferred Stock have rights that are senior to the rights of the holders of our common stock, which may decrease the likelihood, frequency or amount of dividends (if any) to holders of our common stock.
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share of the Series D Convertible Preferred Stock for the third quarter of 2020. Such dividend was paid by the Company on October 15, 2020, to stockholders of record on September 30, 2020. At this time, the preferred dividend payment on the Series D Convertible Preferred Stock for the second quarter ending June 30, 2020 remains unpaid and all accrued dividends will accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the terms of the Certificate of Designation for the Series D Convertible Preferred Stock. Any such cumulative preferred dividends must be paid in full before we can make any distributions to holders of our common stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share of the Series D Convertible Preferred Stock for the third quarter of 2020. Such dividend was paid by the Company on October 15, 2020, to stockholders of record on September 30, 2020. At this time, the preferred dividend payment on the Series D Convertible Preferred Stock for the second quarter ending June 30, 2020 remains unpaid and all accrued dividends will accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the terms of the Certificate of Designation for the Series D Convertible Preferred Stock. As a result of this consideration, the holders of the Series D Convertible Preferred Stock have the right to receive significant cash flow that might otherwise have been used for general corporate purposes. The holders of the Series D Convertible Preferred Stock may be incentivized by this consideration to maximize our cash flow, and thus Mr. Monty J. Bennett may have conflicts of interest in making management decisions that might be to the detriment of our long-term strategy and success. The cash flow generated by the hotel management business and project management business may not be equal to or in excess of the dividends payable to the holders of the shares of Series D Convertible Preferred Stock in any period.
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
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Ashford Trust Agreement and the Braemar Agreement pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures and internal controls related to such related party transactions.
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
There is a substantial risk that it may be necessary for our client, Ashford Trust, to seek protection under Chapter 11 of the United States Bankruptcy Code, which would likely materially adversely affect our business and could cause us to seek protection under Chapter 11 of the United States Bankruptcy Code.

There is a substantial risk that it may be necessary for our client, Ashford Trust, to seek protection under Chapter 11 of the United States Bankruptcy Code, which would likely adversely affect our business. Ashford Trust has experienced a significant downturn in its business related to COVID-19 that has weakened its results of operations and financial condition. As a result, Ashford Trust may fail to make payments when due, become insolvent or declare bankruptcy. If Ashford Trust files for bankruptcy, this may result in the termination of its advisory agreement, hotel management agreement, project management agreement and/or any other agreements with us and/or our subsidiaries.
Bankruptcy filings by or relating to Ashford Trust could bar us from collecting pre-bankruptcy debts. An Ashford Trust bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. Any unsecured claim we hold against a bankrupt entity, including the termination fee due under our advisory agreement with Ashford Trust, may be paid only to the extent funds are available and is unlikely to be paid in full. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of Ashford Trust, which would adversely impact our financial condition. We expect that the continuing weakness and volatility in the global economy will put additional financial stress on Ashford Trust, which may in turn negatively impact our ability to collect our receivables fully or in a timely manner. For example, as previously disclosed, on October 16, 2020, the independent members of our board of directors determined to provide Ashford Trust with a 30-day deferral of certain fees and expenses payable pursuant to our advisory agreement with Ashford Trust and the Ashford Trust Agreement. Our board of directors may decide to make similar deferrals or waivers in the future or decide to accept a form of consideration other than cash for fees and expenses pursuant to the advisory agreement with Ashford Trust and the Ashford Trust Agreement. Any of the foregoing would likely materially adversely affect our business and could cause us to seek protection under Chapter 11 of the United States Bankruptcy Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	160		$—	(3)	—	$20,000,000
August 1 to August 31	392		$—	(3)	—	$20,000,000
September 1 to September 30	345	(2)	$5.81	(3)	—	$20,000,000
Total	897		$5.81		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended September 30, 2020, pursuant to this authorization.
(2) Includes 249 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 160, 392, and 96 restricted shares of our common stock in July, August and September, respectively.

On September 9, 2020, the Company entered into a professional relations and consulting agreement with Acorn Management Partners, L.L.C. for its services and expertise in assisting public companies in strategic business outreach and professional relations services. In addition to cash compensation and in accordance with the agreement, on September 23, 2020, the Company paid the consultant compensation of $50,000 which was paid in restricted shares of the Company’s common stock. The number of shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The number of restricted shares to be issued was determined by dividing $50,000 by the 20 day volume-weighted average price per share of the Company’s common stock ending on the last trading day prior to September 9, 2020. Additional payments will be made in accordance with the terms of the agreement through August 31, 2021. On September 23, 2020, the Company issued 7,439 shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020.
As of September 30, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $7.9 million which relates to the second quarter of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $15.9 million at September 30, 2020, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”. As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends. See note 11 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.

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

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2020, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD INC.

Date:	November 6, 2020	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 6, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer