Form 10-K
period 2020-12-31
Ashford Inc.
filed 2021-03-16
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2020, the aggregate market value of 1,804,172 shares of the registrant’s common stock held by non-affiliates was approximately $18,312,346.
As of March 11, 2021, the registrant had 2,865,965 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2020

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K and documents incorporated herein by reference contain certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the impact of the COVID-19 pandemic and numerous governmental travel restrictions and other orders pandemic and numerous governmental travel restrictions and other orders on our clients’ and our business, including one or more possible recurrences of COVID-19 cases that could cause state and local governments to reinstate travel restrictions;
•our business and investment strategy;
•our projected operating results;
•our ability to obtain future financing arrangements;
•our ability to regain compliance with the NYSE American LLC (the “NYSE American”) continued listing standards;
•our understanding of our competition;
•market trends;
•the future success of recent acquisitions, including the 2018 acquisition of Premier and the 2019 acquisition of Remington;
•the future success of recent business initiatives, including the Enhanced Return Funding Programs (“ERFPs”) with Ashford Trust and Braemar;
•projected capital expenditures; and
•the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the factors referenced, including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and potential travel restrictions in regions where our clients’ hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;

•actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;
•uncertainty associated with the ability of the Company to remain in compliance with all covenants in our Term Loan Agreement and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;
•general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;
•availability, terms and deployment of capital;
•changes in our industry and the market in which we operate, interest rates or the general economy;
•the degree and nature of our competition;
•actual and potential conflicts of interest with or between Ashford Trust and Braemar, our executive officers and our non-independent directors;
•availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•legislative and regulatory changes;
•the timing and outcome of the SEC investigation;
•the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the 2018 acquisition of Premier and the 2019 acquisition of Remington, and the possibility we will be required to record additional goodwill impairments relating to Remington as a result of the impact of the COVID-19 pandemic on our clients’, and our, business;
•the possibility that the lodging industry may not fully recover to pre-pandemic levels as a result of the acceptance of “work-from-home” business practices and potentially lasting increased adoption of remote meeting and collaboration technologies;
•the possibility that we may not realize any or all of the anticipated benefits from our business initiatives, including the ERFP Agreements with Ashford Trust and Braemar;
•the failure to make full dividend payments on our Series D Convertible Preferred Stock in consecutive quarters, which would result in a higher interest rate and the right of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. to each have the right to appoint one member to the Board until such arrearages are paid in full;
•disruptions relating to the acquisition or integration of Premier, Remington or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of Remington or any other business we invest in or acquire.
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

PART I
Item 1. Business
Our Company and Our Business Strategy
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of December 31, 2020, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 597,006 shares of our common stock, which represented an approximately 20.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of December 31, 2020 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 66.9%.
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
Advisory Services. We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of the respective boards of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
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
In our advisory services business, we earn advisory fees from each company that we advise. The fees earned from each company that we advise include a base fee, payable in cash, on a monthly basis, for managing the respective day-to-day operations of the companies that we advise and the day-to-day operations of their respective hotels from an ownership perspective, in each case in conformity with the respective investment guidelines of such client. The base fee is determined as a percentage of each client’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Braemar based on their respective out-performance of their peers, as measured by the annual total stockholder return of such company compared to its peers. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), and is defined in the respective advisory agreements. Incentive advisory fees, measured with respect to a particular year, are paid over a three-year period, beginning on January 15 immediately following the year of measurement, and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. For the year ended December 31, 2020, we earned advisory services revenues of $34.7 million and $10.0 million from Ashford Trust and Braemar, respectively, of which $0 were incentive fees. For the year ended December 31, 2019, we earned advisory services revenues of $32.5 million and $11.7 million from Ashford Trust and Braemar, respectively, of which $0 and $678,000 respectively, were incentive fees.

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
Hotel Management Services. We currently provide hotel management services to 68 hotels owned by Ashford Trust and three hotels owned by Braemar through our subsidiary, Remington. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services.
In our hotel management business, Remington receives a base management fee based on gross revenues for each hotel, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Additionally, if a hotel meets and exceeds various thresholds based on hotel revenues and certain profitability targets, Remington receives an incentive fee. We acquired our hotel management business on November 6, 2019. For the year ended December 31, 2020, we earned hotel management revenues of $15.9 million and $1.0 million from Ashford Trust and Braemar, respectively. For the period from November 6, 2019 to December 31, 2019, we earned hotel management revenues of $4.2 million and $286,000 from Ashford Trust and Braemar, respectively.
Project Management Services. We currently provide project management services to substantially all of the hotels owned by Ashford Trust and Braemar and third-party clients, through our subsidiary, Premier. Project management services provided by Premier consist of construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services.
In our project management business, Premier receives a project management fee equal to a percentage of the total project costs (both hard and soft) associated with the implementation of the capital improvement budget. In addition, Premier receives additional fees for project services based upon the applicable rate stated in the respective project management agreement. We acquired our project management business on August 8, 2018. For the year ended December 31, 2020, we earned project management revenues of $5.0 million, $2.1 million and $1.8 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2019, we earned project management revenues of $16.6 million, $8.5 million and $450,000 from Ashford Trust, Braemar and third-party clients, respectively.
Event Technology and Creative Communications Solutions. We currently provide event technology and creative communications solutions to third party clients, through our subsidiary, Presentation Technologies LLC (“JSAV”).
JSAV generates revenue from third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2020 and 2019 we earned audio visual revenues of $37.9 million and $110.6 million, respectively, through JSAV. JSAV primarily contracts directly with customers to whom it provides audio visual services. JSAV recognizes the gross revenue collected from their customers by the hosting hotel or venue.

Mobile Room Keys and Keyless Entry Solutions. We currently provide mobile room keys and keyless entry solutions to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, OpenKey, Inc. (“OpenKey”).

OpenKey generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2020 and 2019, we earned revenue of $1.5 million and $987,000, respectively, through OpenKey.

Watersports Activities, Travel, Concierge and Transportation Services. We currently provide watersports, travel, concierge and transportation services to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, RED Hospitality & Leisure LLC (“RED”).

RED generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2020 and 2019, we earned revenue of $9.7 million and $9.4 million, respectively, through RED.

Hypoallergenic Premium Room Products and Services. We currently provide hypoallergenic premium room products and services to Ashford Trust, Braemar and third-party clients through our subsidiary, PRE Opco LLC (“Pure Wellness”).

Pure Wellness generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2020 and 2019, we earned revenue of $1.9 million and $3.1 million, respectively, through Pure Wellness.

Debt Placement and Related Services. We currently provide debt placement and related services to Ashford Trust and Braemar through our subsidiary, Lismore.

In our debt placement and related services business, Lismore typically earns a fee equal to a percentage of the amount of debt sourced by Lismore. For the years ended December 31, 2020 and 2019, we earned revenue of $8.4 million and $2.0 million, respectively, through Lismore.

Real Estate Advisory and Brokerage Services. We currently provide real estate advisory and brokerage services to Ashford Trust, Braemar and third-party clients through our subsidiary, in which we hold a noncontrolling interest, Real Estate Advisory Holdings LLC (“REA Holdings”).

REA Holdings, through its operating subsidiary, generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services.

Broker-Dealer Services. We currently provide wholesaler, dealer manager and other broker-dealer services to Braemar and one or more subsidiaries of the Company through our subsidiary, Ashford Securities LLC (“Ashford Securities”).

Ashford Securities generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2020 and 2019, we earned cost reimbursement revenue of $2.7 million and $1.2 million, respectively, through Ashford Securities.
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
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement, by and between Ashford Trust, Ashford Trust OP, Ashford TRS Corporation, the Company and Ashford LLC. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated as of June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 (the “Ashford Trust ERFP Agreement”). The terms of the Amended and Restated Advisory Agreement were set forth under the heading “Our Advisory Agreements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are incorporated by reference herein. The Second Amended and Restated Advisory Agreement, among other things, provides for the following revised terms:
Term. The Second Amended and Restated Advisory Agreement replaced the existing perpetual term with an initial 10-year term, subject to an extension by the Company for up to 7 successive additional 10-year renewal terms which such extensions shall permit either party to elect to renegotiate the fees to be charged pursuant to the Second Amended and Restated Advisory Agreement.
Termination. Ashford Trust is no longer permitted to terminate the Second Amended and Restated Advisory Agreement (i) at the end of each initial or renewal term based on Ashford Trust’s and the Company’s inability to find a resolution on the fees to be charged, based upon the then current market for such fees or (ii) upon a change of control of the Company. Additionally, the Second Amended and Restated Advisory Agreement includes certain clarifying language, including provisions making clear that in the event a tender offer, voting event or agreement that, upon consummation, would constitute a Company Change of Control (as defined in the Second Amended and Restated Advisory Agreement) is terminated, any amounts deposited into the Termination Fee Escrow Account may be disbursed to Ashford Trust.
Subordination and Deferral of Fees. The Company agreed to subordinate its interest in the termination fee to Ashford Trust’s lenders to the extent, on or before the first anniversary of the Second Amended and Restated Advisory Agreement, Ashford Trust enters into a loan agreement pursuant to which Ashford Trust agrees to pledge all or substantially all of its assets to the lenders thereunder. Additionally, the Company agreed to defer the portion of base fees and incentive fees pursuant to the Second Amended and Restated Advisory Agreement that exceed 80% of the amount of such fees paid by Ashford Trust to the Company for advisory services rendered during 2019 until the later of (i) 2 years after the date of an applicable loan entered into by Ashford Trust and (ii) such time as all capitalized interest under the applicable loan has been paid in full.
Payment of Fees. The percentage used to calculate the base fee is now fixed at 0.70% such that the base fee payable on a monthly basis will be an amount equal to 1/12th of the sum of (i) 0.70% of the Total Market Capitalization (as defined in the Second Amended and Restated Advisory Agreement) of Ashford Trust for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in the Second Amended and Restated Advisory Agreement), if any, on the last day of the prior month during which the Second Amended and Restated Advisory Agreement was in effect; provided, however, in no event shall the base fee for any month be less than the Trust Minimum Base Fee (as defined below).
Peer Group. The list of peer group members has been revised to remove certain companies which no longer exist.
Liquidated Damages. Upon a Liquidated Damages Event (as defined in the Second Amended and Restated Advisory Agreement) Ashford Trust shall pay to the Company the Liquidated Damages Amount (as defined in the Second Amended and Restated Advisory Agreement), which amount, less any outstanding amount owed by the Company to Ashford Trust as a result of a judgment, plus reimbursable costs and expenses, shall be deemed liquidated damages and the parties shall have no further obligations under the Second Amended and Restated Advisory Agreement.

Consolidated Tangible Net Worth. The requirement that Ashford Trust maintain a minimum Consolidated Tangible Net Worth (as defined in the Second Amended and Restated Advisory Agreement) have been suspended until the first fiscal quarter beginning after June 30, 2023.
Officers. The concept of a “Designated CEO” was removed, such that in the event the board of directors of Ashford Trust elects to appoint a chief executive officer who was not an individual made available by the Company pursuant to the Second Amended and Restated Advisory Agreement, such officer made available by the Company will no longer be entitled to any role or responsibilities with Ashford Trust.
Company Change of Control. The sale or disposition by Ashford Trust of assets which would constitute a Company Change of Control was revised in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by the COVID-19 pandemic. A Company Change of Control will include, from the date of the Second Amended and Restated Advisory Agreement (the “Effective Date”) until the first anniversary thereof, the consummation of a sale or disposition by Ashford Trust of assets constituting 40% of the gross book value of Ashford Trust’s assets, exclusive of assets sold or contributed to a platform also advised by the Company (but including certain assets which were foreclosed upon or otherwise returned to Ashford Trust’s lenders during 2020). In addition, Ashford Trust clarified its existing language such that, commencing after the first anniversary of the Effective Date, the consummation of a sale or disposition by Ashford Trust of assets constituting 20% of the gross book value of Ashford Trust’s assets over any one-year period, or the consummation of a sale or disposition by Ashford Trust of assets constituting 30% of the gross book value of Ashford Trust’s assets over any three-year period, exclusive in each case of assets sold or contributed to a platform also advised by the Company, would constitute a change of control. Additionally, a change in the majority composition of the board of directors of Ashford Trust shall no longer be considered a Company Change of Control.
Project Management Fees. Ashford Trust and the Company agreed to cause the master project management agreement (the “Ashford Trust Project Management Agreement”), dated as of August 8, 2018, by and among Ashford Trust TRS, Ashford Trust OP, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation and Premier, to have a 10-year initial term commencing on the Effective Date and shall cause the project management and related fees to be paid to Premier thereunder to conform to the predetermined fee schedule attached to the Second Amended and Restated Advisory Agreement.
Certain additional revisions were made in line with market practice and to more closely reflect the advisory terms between the Company and Braemar.
ERFP Agreements
General. On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “Braemar ERFP Agreement” and, together with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. The ERFP Agreements replaced the “key money investments” previously contemplated by the respective advisory agreements with each of Ashford Trust and Braemar.
Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for furniture, fixtures and equipment (“FF&E”) at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Upon expiration of any such rent-free lease, Ashford LLC shall convey the applicable FF&E to the Applicable TRS in exchange for the fair market value thereof, payable in cash by the Applicable TRS. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the REITs acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.

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

Ashford Trust’s 2019 ERFP Acquisitions. In connection with Ashford Trust’s acquisition of The Embassy Suites New York Manhattan Times Square on January 23, 2019, and the Hilton Santa Cruz/Scotts Valley on February 26, 2019, the Company was committed to provide Ashford Trust with approximately $19.5 million and $5.0 million, respectively, in exchange for FF&E at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. During the year ended December 31, 2019, $13.1 million of FF&E was purchased by us and leased by us to Ashford Trust related to Ashford Trust’s 2019 ERFP acquisitions. As of December 31, 2019, the Company had $11.4 million remaining on its 2019 ERFP commitments to Ashford Trust. On March 13, 2020, the Company entered into the Extension Agreement (the “Extension Agreement”), related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of December 31, 2019 was extended from January 22, 2021 to December 31, 2022. On November 25, 2020, the independent members of the board of directors of Ashford Trust granted Ashford Inc., in its sole and absolute discretion, the right to set-off against The Embassy Suites New York Manhattan Times Square remaining ERFP balance, the fees pursuant to the Ashford Trust advisory agreement and Ashford Trust Agreement (as defined below) that have been or may be deferred by Ashford Inc. As of December 31, 2020, such right to set-off had not been exercised and the Company had $11.4 million remaining on its 2019 ERFP commitments to Ashford Trust. On January 15, 2021, the Company received $14.4 million from Ashford Trust in full payment of all previously deferred fees.

Braemar’s 2019 ERFP Acquisitions. In connection with Braemar’s acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019, the Company was committed to provide Braemar with approximately $10.3 million in exchange for FF&E at Braemar properties, subject to the terms of the Braemar ERFP Agreement. During the year ended December 31, 2019, $10.3 million of FF&E was purchased by us and leased by us to Braemar related to Braemar’s 2019 ERFP acquisitions. As of December 31, 2019, the Company had no remaining 2019 ERFP commitment to Braemar.
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
Term and Termination of our Advisory Agreement with Ashford Trust. The term of our advisory agreement with Ashford Trust is 10 years, commencing from the effective date of the Second Amended and Restated Advisory Agreement on January 14, 2021, subject to an extension by the Company for up to 7 successive additional 10-year renewal terms thereafter. The board of directors of Ashford Trust will review our performance and fees annually and, following the 10-year initial term, may elect to renegotiate the amount of fees payable under our advisory agreement in certain circumstances. Additionally, if Ashford Trust undergoes a change of control transaction, Ashford Trust will have the right to terminate the advisory agreement with the payment of the termination fee described below. If Ashford Trust terminates the advisory agreement without cause or upon a change of control, Ashford Trust will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to 1.1 times the greater of either:
• 12 multiplied by our Net Earnings for the 12-month period preceding the termination date of our advisory agreement. For purposes of this calculation, “Net Earnings” is defined in the advisory agreement as (A) our reported Adjusted EBITDA (as defined in the advisory agreement) attributable to the advisory agreement for the 12-month period preceding the termination of the advisory agreement (adjusted to assume the advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our earnings releases less (B) our pro forma Adjusted EBITDA (as defined in the advisory agreement) assuming our advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per Generally Accepted Accounting Principles (“GAAP”) plus interest expenses, income taxes, depreciation and amortization) of ours and any of our affiliates and subsidiaries from providing any service or product to Ashford Trust, its operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from the advisory agreement;
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
The Company has agreed that its right to receive fees payable under the advisory agreement, including the termination fee and liquidated damages, shall be subordinate under certain circumstances to the payment in full of obligations under Ashford Trust’s senior secured credit facility with Oaktree Capital Management, L.P. (“Oaktree”) and has agreed to enter into documents necessary to subordinate the Company’s interest in such fees. On January 15, 2021, the Company, together with certain affiliated entities, entered into a Subordination and Non-Disturbance Agreement (“SNDA”) pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under Ashford Trust’s senior secured credit facility with Oaktree, among other items, (1) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder.
Ashford Trust may also terminate the advisory agreement at any time, including during the 10-year initial term, without the payment of a termination fee, upon customary events of default and our failure to cure during certain cure periods, such as our default in performance of material obligations, the filing of bankruptcy or a dissolution action and other events, as outlined in the advisory agreement.
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
The advisory agreement also provides that if: (i) Ashford Trust enters into a letter of intent or definitive agreement that upon consummation would constitute a change of control; (ii) the Ashford Trust board recommends that Ashford Trust’s stockholders accept a third party tender offer that would, if consummated, result in a third party beneficially owning 35% or more of Ashford Trust’s voting stock; or (iii) a third party otherwise becomes a beneficial owner of 35% or more of Ashford Trust voting stock, then we are entitled to transfer Ashford Trust cash to an escrow account in an amount sufficient to pay the termination fee and other amounts set forth in the advisory agreement.
Base Fees under our Advisory Agreement with Ashford Trust. Ashford Trust is required, on a monthly basis, to pay a fee (the “Base Fee”) in an amount equal to 1/12 of (i) 0.70% of the Total Market Capitalization (as defined below) of Ashford Trust for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined below), if any, on the last day of the prior month during which the advisory agreement was in effect; provided, however in no event shall the Base Fee for any month be less than the Trust Minimum Base Fee (as defined below).

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
The “Trust Minimum Base Fee” for each month beginning January 1, 2021 or thereafter will be equal to the greater of:
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
For purposes of this calculation, “Net Earnings” is generally defined in the advisory agreement as (A) the total base fees and incentive fees, plus any other revenues reported on our income statement as pertaining to the advisory agreement (in each case, in accordance with GAAP) including all EBITDA of us and our affiliates and certain of our subsidiaries from providing any additional services to Braemar and its affiliates, less (B) the total incremental expenses determined in accordance with the advisory agreement, in each case for the LTM Period (adjusted assuming (i) the agreement was in place for the full LTM Period if it otherwise was not and (ii) all contracts providing for fees owing to us by Braemar were in place for the full LTM Period if they otherwise were not and all fees payable under such contracts shall be annualized as such). In the event we acquire a beneficial ownership interest in a person that reported on its income statement revenues derived from Braemar, then the revenues received by such acquired person from Braemar for the full LTM Period shall be included within clause (A) of the definition of Net Earnings in the same proportion as our beneficial ownership of the acquired person.
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
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Trust and Braemar, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Trust and Braemar have the authority to make annual equity awards directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other objectives established by such board of directors.
Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Trust or Braemar (including any of the officers of Ashford Trust or Braemar who are also officers or employees of our company), with the exception of any equity compensation that may be awarded by Ashford Trust or Braemar to our employees who provide services to Ashford Trust and Braemar, the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Trust and Braemar are each responsible to pay or reimburse us weekly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Trust or Braemar or us in our capacity as advisor to such entities. In addition, each of Ashford Trust and Braemar pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.
In addition to the expenses described above, each of Ashford Trust and Braemar are required to reimburse us weekly for its pro rata share (as reasonably agreed to between us and a majority of the independent directors of such company or its audit committee, chairman of its audit committee or lead director) of all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to our non-executive personnel who are located internationally or that oversee the operations of international assets or related to our personnel that source, investigate or provide diligence services in connection with possible acquisitions or investments internationally. Such expenses include but are not limited to, salary, wages, payroll taxes and the cost of employee benefit plans. We also pay for the costs associated with Ashford Trust’s current chairman emeritus, which includes a $700,000 annual stipend and the cost of all benefits currently available to him, as well as reimbursement for reasonable expenses incurred by him in connection with his service to Ashford Trust.
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
General. Ashford Trust entered into hotel master management agreements with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Ashford Trust in 2003, as amended, and 2006. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Ashford Trust’s TRSs by Remington Lodging by entering into Ashford Trust Master Hotel Management Agreement. In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Ashford Trust Master Hotel Management agreement between Remington Lodging and Ashford Trust remains in effect. Pursuant to the Ashford Trust Master Hotel Management Agreement, Remington currently manages 68 of Ashford Trust’s 103 hotel properties and WorldQuest. The Ashford Trust Master Hotel Management Agreement will also govern the management of hotels Ashford Trust acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Ashford Trust acquires in the future unless Ashford Trust’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement-—Exclusivity Rights of Remington.” Prior to its acquisition by the Company on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, our chairman, chief executive officer and a significant stockholder of the Company, and his father, Mr. Archie Bennett, Jr.
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
Amounts Payable under the Ashford Trust Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$14,105 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
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

Termination. The Ashford Trust Master Hotel Management Agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:
•a sale of a hotel;
•the failure of Remington to satisfy certain performance standards;
•for the convenience of Ashford Trust’s TRS lessee;
•in the event of a casualty to, condemnation of, or force majeure involving a hotel; or
•upon a default by Remington or Ashford Trust that is not cured prior to the expiration of any applicable cure periods.
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
Maintenance and Modifications. Remington must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such routine maintenance, repairs and alterations will be paid by the TRS lessee. All non-routine repairs and maintenance, either to a hotel or its property and equipment pursuant to the capital improvement budget described below, will be managed by Premier pursuant to the Ashford Trust Project Management Agreement.
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
Events of Default. Events of default under the Ashford Trust Master Hotel Management Agreement include:
•The TRS lessee or Remington files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.
•The TRS lessee or Remington fails to make any payment due under the Ashford Trust Master Hotel Management Agreement, subject to a 10-day notice and cure period.
•The TRS lessee or Remington fails to observe or perform any other term of the Ashford Trust Master Hotel Management Agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.
•Remington does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Internal Revenue Code.
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
Term. The initial term of the Ashford Trust hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
•an event of default (see “Events of Default”),
•a party’s early termination rights (see “Early Termination”), or
•a termination of all the Ashford Trust master hotel management agreements between TRS lessee and Remington because of an event of default under the Ashford Trust Master Hotel Management Agreement that affects all properties (see “Relationship with Ashford Trust Master Hotel Management Agreement”).
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
Excluded Investment Opportunities. The following are excluded from the Ashford Trust hotel management MEA and are not subject to any exclusivity rights or right of first refusal:
•With respect to Remington, an investment opportunity where Ashford Trust’s independent directors have unanimously voted not to engage Remington as the manager or developer.
•With respect to Remington, an investment opportunity where Ashford Trust’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington with respect to the particular hotel.
•With respect to Remington, an investment opportunity where Ashford Trust’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington for the particular hotel, based on Remington’s prior performance.
•Existing hotel investments of Remington or its affiliates with any of their existing joint venture partners, investors or property owners.
•Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington or any of its affiliates with third parties other than Ashford Trust and its affiliates.
•Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington or its affiliates have an ownership interest, provided that Remington provides Ashford Trust with notice 10 days prior to such transaction.
Management or Development. If Ashford Trust hires Remington to manage or operate a hotel, it will be pursuant to the terms of the Ashford Trust Master Hotel Management Agreement agreed to between Ashford Trust and Remington.
Events of Default. Each of the following is a default under the Ashford Trust hotel management MEA:
•Ashford Trust or Remington experience a bankruptcy-related event;
•Ashford Trust fails to reimburse Remington as described under “Reimbursement of Costs,” subject to a 30-day cure period; and
•Ashford Trust or Remington does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the Ashford Trust hotel management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Early Termination. Remington has the right to terminate the exclusivity rights granted to Ashford Trust if:
•Mr. Monty J. Bennett is removed without cause as chairman of Ashford Trust’s board of directors or is not re-appointed to such position, or he resigns as chairman of its board of directors for good reason or as a result of a change of control, or the employment agreement of Mr. Monty J. Bennett with the Company is not renewed;
•Mr. Archie Bennett Jr. is removed as Chairman Emeritus or Ashford Trust breaches the Chairman Emeritus Agreement dated January 7, 2013;

•Upon expiration of the non-compete restrictions contained in the employment agreement of Mr. Monty J. Bennett;
•If Mr. Monty J. Bennett is no longer chairman of the board of Ashford Trust and subject to the non-compete restrictions in his employment agreement, and three times in any fiscal year during the term of the Ashford Trust hotel management MEA, in any combination of the following: (i) Ashford Trust’s independent directors elect not to pursue a Remington transaction (as specified in the Ashford Trust hotel management MEA) or elect not to engage Remington with respect to the management opportunities part of a Remington transaction which Ashford Trust has elected to pursue pursuant to the Ashford Trust hotel management MEA, or (ii) Ashford Trust fails to close on a Remington transaction presented to Ashford Trust, and the failure to close is caused by an Ashford Trust affiliate; or
•Ashford Trust terminates the Remington exclusivity rights pursuant to the terms of the Ashford Trust hotel management MEA.
•Ashford Trust may terminate the exclusivity rights granted to Remington if:
•Remington fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Internal Revenue Code and for that reason, Ashford Trust terminates the Ashford Trust Master Hotel Management Agreement with Remington;
•If Mr. Monty J. Bennett resigns as chief executive officer and chairman of the board of directors of Ashford Trust without good reason or if Mr. Monty J. Bennett’s employment agreement with the Company is terminated for cause;
•Ashford Trust experiences a change in control provided that Ashford Trust first pays to Remington the termination fees payable in connection with a termination for convenience pursuant to the Ashford Trust hotel management MEA; and
•Remington terminates Ashford Trust’s exclusivity rights pursuant to the terms of the Ashford Trust hotel management MEA or the Ashford Trust Master Hotel Management Agreement for all of the properties then covered.
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
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Ashford Trust Original Master Management Agreement into (i) an agreement between Ashford Trust and Remington Lodging with respect to the provision of hotel management services to Ashford Trust TRS (which was effectuated by consolidating, amending and restating the Ashford Trust Original Master Management Agreement to provide only hotel management services) and (ii) an agreement among Ashford Trust TRS, Ashford Trust OP and Premier with respect to the provision of project management services, solely in order to effect the transfer of the project management business to Premier. As a result, concurrently with the acquisition of Premier, Ashford Trust TRS, Ashford Trust OP and Premier entered into the Ashford Trust Project Management Agreement.
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

The Ashford Trust Project Management Agreement provides that Premier shall be paid a project management fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) payable monthly in arrears based upon the prior calendar month’s total expenditures under the capital improvement budget until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Ashford Trust Hotel, whereupon the project management fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold. In addition, the Ashford Trust Project Management Agreement provides that Premier shall also provide to Ashford Trust Hotels the following services, and shall be paid the following fees: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the property and equipment designed or selected by Premier); and (iv) property and equipment purchasing (8% of the purchase price of the property and equipment purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the property and equipment purchase price in excess of $2.0 million for such hotel in such calendar year).
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
The Ashford Trust Mutual Exclusivity Agreement provides for a term ending August 29, 2027, including extensions exercised to date. The term will be automatically extended for one seven year period and, thereafter, a final term of four years, provided that at the time of any such extension an event of default under the Ashford Trust Mutual Exclusivity Agreement does not exist.

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
Amounts Payable under the Braemar Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$14,105 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
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
Termination. The Braemar master hotel management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:
•a sale of a hotel;

•the failure of Remington to satisfy certain performance standards;
•for the convenience of Braemar’s TRS lessee;
•in the event of a casualty to, condemnation of, or force majeure involving a hotel; or
•upon a default by Remington or Braemar that is not cured prior to the expiration of any applicable cure periods.
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
Events of Default. Events of default under the Braemar master hotel management agreement include:
•The TRS lessee or Remington files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.
•The TRS lessee or Remington fails to make any payment due under the Braemar master hotel management agreement, subject to a 10-day notice and cure period.
•The TRS lessee or Remington fails to observe or perform any other term of the Braemar master hotel management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.
•Remington does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Internal Revenue Code.
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
Term. The initial term of the Braemar hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
•an event of default (see “Events of Default”),
•a party’s early termination rights (see “Early Termination”), or
•a termination of all the Braemar master hotel management agreements between TRS lessee and Remington because of an event of default under the Braemar master hotel management agreement that affects all properties (see “Relationship with Braemar Master Hotel Management Agreement”).
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
Excluded Investment Opportunities. The following are excluded from the Braemar hotel management MEA and are not subject to any exclusivity rights or right of first refusal:
•With respect to Remington, an investment opportunity where Braemar’s independent directors have unanimously voted not to engage Remington as the manager or developer.
•With respect to Remington, an investment opportunity where Braemar’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in Braemar’s best interest not to engage Remington with respect to the particular hotel.
•With respect to Remington, an investment opportunity where Braemar’s independent directors, by a majority vote, have elected not to engage Remington as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington for the particular hotel, based on Remington’s prior performance.
•Existing hotel investments of Remington or its affiliates with any of their existing joint venture partners, investors or property owners.
•Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington or any of its affiliates with third parties other than Braemar and its affiliates.
•Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington or its affiliates have an ownership interest, provided that Remington provides Braemar with notice 10 days prior to such transaction.
Management or Development. If Braemar hires Remington to manage or operate a hotel, it will be pursuant to the terms of the Braemar master hotel management agreement agreed to between Braemar and Remington.
Events of Default. Each of the following is a default under the Braemar hotel management MEA:
•Braemar or Remington experience a bankruptcy-related event;
•Braemar fails to reimburse Remington as described under “Reimbursement of Costs,” subject to a 30-day cure period; and
•Braemar or Remington does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the Braemar hotel management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Early Termination. Remington has the right to terminate the exclusivity rights granted to Braemar if:
•Mr. Monty J. Bennett is removed as Braemar’s chairman of its board of directors or is not re-appointed to such position, or he resigns as chairman of its board of directors;
•Braemar terminates the Remington exclusivity rights pursuant to the terms of the Braemar hotel management MEA; or
•Braemar’s advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as Braemar’s chairman of its board of directors.
•Braemar may terminate the exclusivity rights granted to Remington if:
•Remington fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Internal Revenue Code and for that reason, Braemar terminates the Braemar master hotel management agreement with Remington;
•Braemar experiences a change in control and terminates the Braemar master hotel management agreement between Braemar and Remington with respect to all hotels and have paid a termination fee equal to the product of (i) 65% of the aggregate management fees budgeted in the annual operating budget applied to the hotels for the full current fiscal year in which such termination is to occur for such hotels (both base fees and incentive fees, but in no event less than the base fees and incentive fees for the preceding full fiscal year) and (ii) nine;
•the Remington parties terminate Braemar’s exclusivity rights pursuant to the terms of the Braemar hotel management MEA; or
•Braemar’s advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as Braemar’s chairman of its board of directors.
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
Board Designation Rights. For so long as the holders of Series D Convertible Preferred Stock (together with each person that succeeds to their respective interests as the result of a transfer permitted under the Investor Rights Agreement, the “Covered Investors”) beneficially own no less than 20% of the issued and outstanding shares of our common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis), Mr. Monty J. Bennett, during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-

converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.), and Mr. Archie Bennett, Jr., during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.) for election as a member of our board of directors of (each, a “Seller Nominee”). Initially, Mr. Monty J. Bennett will serve as the Seller Nominee of Mr. Monty J. Bennett, and Mr. W. Michael Murphy will serve as the Seller Nominee of Mr. Archie Bennett, Jr.
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

Merger and Registration Rights Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Company, Ashford Merger Sub Inc., the Bennetts and the Covered Investors entered into the Merger and Registration Rights Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company filed a registration statement on March 5, 2020 under the Securities Act to permit the resale of the Series D Convertible Preferred Stock and our common stock into which the Series D Convertible Preferred Stock is convertible. The registration statement was declared effective on March 12, 2020. We will use commercially reasonable efforts to cause the registration statement to remain available for the resale of the securities covered by the registration statements. In certain circumstances, including at any time that we are in possession of material nonpublic information, we will have the right to suspend sales under the registration statement.
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
Agreements with Lismore
Lismore Agreement with Ashford Trust
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
Lismore Agreement with Braemar
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
Affordable Care Act. Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a variety of laws, regulations and policies including the employer mandate provisions of the Affordable Care Act (“ACA”). which imposes penalties on employers failing to offer affordable, minimum value health care coverage to substantially all full-time equivalent employees and their dependents. We do not anticipate incurring any significant penalties under the ACA. Any such penalty would be based on the number of full-time employees. As of December 31, 2020, we had 99 full-time domestic corporate employees and approximately 5,100 employees at our consolidated subsidiaries that provide products and services to the lodging industry.
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
Human Capital
Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance our culture through efforts to foster, promote, and preserve a culture of diversity and inclusion; and evolve and invest in technology, tools, and resources to enable employees at work.

Employees
At December 31, 2020, we had a total of 99 corporate employees who directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust and Braemar. Employees at our consolidated subsidiaries provide hospitality products and services to the lodging industry, including hotel management, project management, event technology and other services. As of December 31, 2020, our consolidated subsidiaries had a total of approximately 5,100 employees of which approximately 2,600 remained furloughed as a result of COVID-19’s impact on our businesses.
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
A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics or our Code of Ethics for our chief executive officer, chief financial officer and chief accounting officer will be disclosed on our website under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.

Item 1A. Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and potential travel restrictions in regions where our clients’ hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•actions by the lenders of our clients, Ashford Trust and Braemar, to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;
•our dependence on Ashford Trust and Braemar as our only current asset management clients for a substantial portion of our operating revenues;
•uncertainty associated with the ability of the Company to remain in compliance with all covenants in our Term Loan Agreement and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;
•general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;
•availability, terms and deployment of capital;
•actual and potential conflicts of interest with or between Ashford Trust and Braemar, our executive officers and our non-independent directors;
•the ability of certain affiliated individuals to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders;
•availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•legislative and regulatory changes;
•the timing and outcome of the SEC investigation;
•the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the 2018 acquisition of Premier and the 2019 acquisition of Remington, and the possibility we will be required to record further goodwill impairments relating to Remington as a result of the impact of the COVID-19 pandemic on our clients’, and our, business;
•the possibility that the lodging industry may not fully recover to pre-pandemic levels as a result of the acceptance of “work from home” business practices and potentially lasting increased adoption of remote meeting and collaboration technologies;
•the possibility that we may not realize any or all of the anticipated benefits from new business initiatives, including the ERFP Agreements with Ashford Trust and Braemar;
•the failure to make full dividend payments on our Series D Convertible Preferred Stock in consecutive quarters, which would result in a higher interest rate and the right of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. to each have the right to appoint one member to the Board until such arrearages are paid in full;
•disruptions relating to the acquisition or integration of Premier, Remington or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators;
•exposure to risks to which the Company has not historically been exposed, including business risks inherent to the project and hotel management businesses and to leasing real property; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of Premier, Remington or any other business we invest in or acquire.
Risks Related to Our Business
The COVID-19 pandemic has and may continue to significantly and adversely affect our business.
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

Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the COVID-19 pandemic is significant and has resulted in materially reduced occupancy and RevPAR. Furthermore, the prolonged occurrence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel, resulting in the postponement or cancellation of business conferences and similar events. At this time the restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. One or more possible recurrences of COVID-19 cases could cause a further decrease in business and personal travel, and result in state and local governments reinstating travel restrictions. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance at our clients’ hotels, each of which has been significantly negatively impacted by COVID-19); and (ii) revenues generated by our JSAV, Premier and Remington businesses, which depend in significant part on occupancy levels and operating performance at our clients’ hotels.
In addition, during 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recorded goodwill impairment charges of $180.8 million, of which $121.0 million related to our Remington segment, $49.5 million related to our Premier segment and $10.2 million related to our JSAV segment. We also recorded intangible asset impairment charges of $8.0 million related to indefinite-lived trademarks within our Remington and JSAV segments. Such impairments have had a significant negative impact on our results of operations. We may need to record additional impairment charges in future periods which would have a negative impact on our results of operation in future periods. Additionally, as a result of this goodwill impairment, we may not continue to meet certain NYSE American continued listing criteria. See “We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange. A failure to regain compliance with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a delisting of our common stock.”
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
The asset management, advisory and hospitality products and services businesses are highly competitive. Competition in these businesses is driven by a variety of factors including: asset and investment performance; the quality of service provided to the companies we advise; investor perception of an asset and investment manager’s drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the duration of relationships with investors; brand recognition; and business reputation. We expect to face competition primarily from other asset, service and investment management firms. A number of factors serve to increase our competitive risks including but not limited to:
•other asset managers or advisors may have greater financial, technical, marketing and other resources and more personnel than we do;
•other asset managers or advisors may offer more products and services than we do or be more adept at developing, marketing and managing new products and services than we are;
•Ashford Trust, Braemar, and other companies that we may advise may not perform as well as the clients of other asset managers;
•several other asset managers or advisors and their clients have significant amounts of capital and many of them have similar management and investment objectives to ours which may create additional competition for advisory opportunities;
•some of these other asset managers’ or advisors’ clients may also have a lower cost of capital and access to funding sources that are not available to us or the companies that we advise, which may create competitive disadvantages for us with respect to funding opportunities;
•some of these other asset managers’ or advisors’ clients may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to facilitate the acquisition and management by their clients of a wider variety of assets and allow them to consider a broader range of investments and to advise their clients to bid more aggressively for investment opportunities on which we would advise our clients to bid;

•there are relatively few barriers to entry impeding new asset management or advisory companies and the successful efforts of new entrants into the asset management businesses are expected to continue to result in increased competition;
•some other asset managers or advisors may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets or investments;
•other asset managers or advisors may have more scalable platforms and may operate more efficiently than us;
•other asset managers or advisors may have better brand recognition than us and there is no assurance that we will maintain a positive brand in the future;
•other industry participants may from time to time seek to recruit members of our management or investment teams and other employees away from us;
•an increase in the allocation of capital to our asset strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that we may seek to exploit;
•a decrease in the allocation of capital to our asset strategies could intensify competition for that capital and lead to difficulty in raising new capital; and
•the market for qualified professionals is intensely competitive and our ability to continue to compete effectively will also depend upon our ability to attract, retain and motivate our employees.
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
Substantially all of the investments of Ashford Trust and Braemar and the investments of other clients we also provide products and services to are concentrated in the hotel industry. This concentration exposes our clients and therefore us, to economic downturn in the hotel real estate sector to a greater extent than if the investments of ours and our clients were diversified across other sectors of the real estate industry or other industries. The impact of the COVID-19 pandemic, in particular, has significantly negatively impacted the hotel real estate sector, our clients (including Ashford Trust and Braemar) and us. See “The COVID-19 pandemic has and will continue to significantly and adversely affect our business.”
Similarly, we are particularly susceptible to adverse market conditions in areas in which our clients have high concentrations of properties. Industry downturns, relocation of businesses, oversupply of hotel rooms, reduction in travel and/or lodging demand or other adverse economic developments in the hotel industry generally or in areas where our clients have a high concentration of properties could adversely affect us. In addition, some of our clients’ properties are located in areas where recently there have been bouts of civil unrest. Adverse conditions in these areas (including business layoffs or downsizing, industry slowdowns, property damage and other factors) may have an adverse effect on our business.
The project management business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our project management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the project management business has decreased significantly as a result of our clients’ significant reductions to capital expenditure budgets in response to COVID-19. Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment charge of $49.5 million in the first quarter of 2020 related to our Premier segment, which is our project management business. Our project management business will likely be adversely impacted if the properties owned by our clients are foreclosed upon by their respective lenders, as our project management business would likely no longer provide future project management services to such hotels. While the long-term value of the project management business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.

We may not manage the integration of the project management business effectively in such a manner that we realize the anticipated benefits of the project management business acquisition.
We may not manage the integration of our project management business effectively. The acquisition has been a time-consuming and costly process, and we may encounter difficulties, including, among other things:
•the inability to successfully integrate the project management business into our existing business in a manner that permits us to operate effectively or efficiently, which could result in the anticipated benefits of the acquisition not being realized in the timeframe currently anticipated or at all;
•the risk of not realizing all of the anticipated strategic and financial benefits of the acquisition within the expected time frame or at all;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the acquisition; and
•performance shortfalls as a result of the diversion of management’s attention caused by the completion of the acquisition and integrating the operations of the project management business.
We are exposed to risks to which the Company has not historically been exposed, including business risks inherent to the project management business.
The project management business exposes us to risks to which we have not historically been exposed. Addressing these risks could distract management, disrupt our ongoing business, or result in inconsistencies in our operations, services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with our lenders, joint venture partners, vendors, and employees or to achieve all or any of the anticipated benefits of the acquisition. Beginning in March 2020, our project management business experienced a significant reduction in revenue. In order to cut expenses, we laid off or furloughed a significant portion of our workforce in the project management business. The full financial impact of the reduction in demand for project management caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s project management business in the 2021 fiscal year and beyond.
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
Nearly all of the properties of our client, Ashford Trust, are pledged as collateral for a variety of loans. On or about March 17, 2020, Ashford Trust sent notice to all of its lenders notifying such lenders that the spread of COVID-19 was having a significant negative impact on the travel and hospitality industry and that its hotels were experiencing a severe decrease in revenue, resulting in a negative impact on cash flow. Beginning on April 1, 2020, Ashford Trust did not make principal or interest payments under nearly all of its loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on its outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, Ashford Trust’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans.
Ashford Trust is in the process of negotiating forbearance agreements with its lenders. As of March 11, 2021, forbearance agreements have been executed on most, but not all of its loans. In the aggregate, Ashford Trust has entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as December 31, 2020. We cannot predict the likelihood that Ashford Trust’s remaining forbearance agreement discussions will be successful. If Ashford Trust is unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on Ashford Trust’s hotels.

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
We may not effectively manage the integration of our hotel management business effectively. Our hotel management business consists of the hotel management business conducted by Remington, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. The integration of the hotel management business could be a time-consuming and costly process. We may encounter potential difficulties, including, among other things:
•the inability to successfully integrate the hotel management business into our existing business in a manner that permits us to operate effectively or efficiently, which could result in the anticipated benefits of the acquisition not being realized in the timeframe currently anticipated or at all;
•the risk of not realizing all of the anticipated strategic and financial benefits of the acquisition within the expected timeframe or at all;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the acquisition and integrating the operations of the hotel management business.
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
The hotel management business exposes us to risks to which we have not historically been exposed. As a result of the hotel management acquisition, we are subject to the business risks inherent to the hotel management business, including risks related to the hotel and travel industries. Many of these risks are beyond our control, including, among others, risks relating to the impact of epidemics on the hotel and travel industry, adverse effects of international, national, regional and local economic and market conditions and increase in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists. Beginning in March 2020, our hotel management business experienced a significant reduction in revenue. Due to the impact of numerous governmental travel restrictions and lack of demand, many of the hotels that we manage through the hotel management business were closed for a significant period of time beginning in March 2020. Although almost all of the hotels have reopened as of the date of this filing, occupancy remains far below historic levels. In order to cut expenses, we laid off or furloughed a significant portion of our workforce in the hotel management business. The full financial impact of the reduction in demand for hotel management caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s hotel management business in the 2021 fiscal year and beyond.
We are exposed to risks to which the Company has not historically been exposed, including the business risks inherent to leasing real property.
The acquisition of the hotel management business will expose us to risks to which we have not historically been exposed, including the business risk inherent in leasing real property. As a result of the acquisition of the hotel management business, we own Marietta. Marietta is the lessee of the Hilton Atlanta/Marietta Hotel and Conference Center, which is managed by Remington pursuant to a management agreement between Remington and Marietta. The Company has not previously been the lessee of such a real property asset and leasing such an asset exposes the Company to risks inherent in the leasing of real property that is used in the lodging industry. For example, such business risks include the cost of compliance with various laws such as environmental laws and the ADA, the cost of maintaining property and casualty insurance, and the risk that property taxes may increase. The acquisition of Marietta as part of the acquisition of the hotel management business could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to effectively operate the Company’s business.

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
Following the expiration of certain time and voting restrictions in the Investor Rights Agreement, (and prior to the expiration of such restrictions under certain circumstances) the Bennetts could potentially control a majority of the voting power of our equity securities. For a period of five years after the effective date of the Investor Rights Agreement, the Bennetts have agreed not to elect, or to cause the Company to elect, to be exempt from the NYSE American’s corporate governance requirements on account of the Company’s status as a “controlled company.” As a result, we may become a “controlled company” within the meaning of the corporate governance standards of the NYSE American after such time. Currently, under the rules of the NYSE American, a company for which more than 50% of the outstanding voting power is held by an individual, group, or another company is a “controlled company” and may elect to be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:
•the requirement that a majority of the board of directors consists of independent directors;
•the requirement that the Company’s nominating and corporate governance committee consists entirely of independent directors; and
•the requirement that the Company’s compensation committee consists entirely of independent directors.
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
The base advisory fees that we earn in our asset management business are based on the total market capitalization of the entities that we advise. Accordingly, our base fees are expected to increase if we are able to successfully raise capital in the debt and equity markets for our existing and potential clients. Conversely, our base fees are expected to decrease if the total market capitalization of our existing clients declines. Further, the incentive fees we earn in our asset management business will be primarily driven by the outperformance of our clients as compared with their respective peers, based on total stockholder return. Recently, the total market capitalization of our clients has declined significantly, which reduces the amount of the base asset management fees paid pursuant to our advisory agreements with our clients and reduces the likelihood that we will earn an incentive fee for this year.
Our ability to earn these fees is subject to a number of risks, many of which are beyond our control, including monetary and fiscal policies, domestic and international economic conditions, political considerations and capital markets. To the extent that general capital markets activity slows down or comes to a halt, our clients may have difficulty growing or refinancing their existing debt obligations. This risk is based on micro- and macro-economic market factors including but not limited to disruptions in the debt and equity capital markets, resulting in the lack of access to capital or prohibitively high costs of obtaining or replacing capital. The markets have experienced a high level of volatility as a result of the COVID-19 pandemic and the full economic impact is difficult to predict. If we are unable to raise capital and attract investors for our existing and potential advisory clients, this would negatively impact our advisory fees and would have a negative impact on other revenues from our services businesses.
Additionally, we have entered into the SNDA, pursuant to which we have agreed to subordinate to the prior repayment in full of all obligations under Ashford Trust’s senior secured credit facility with Oaktree, among other items: (i) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (ii) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder.
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
Ashford Trust and Braemar are the only clients for which we currently provide asset management and advisory services. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry. Therefore, our business is subject to the risks of the businesses of Ashford Trust and Braemar. The loss or failure of either client, termination of either advisory agreement, the failure or inability of either client to pay us any amounts owed under their respective advisory agreements or other contracts, and particularly their failure or inability to pay all or a portion of any applicable termination fee, would adversely affect our business, financial condition, prospects and results of operations. Additionally, these clients could sell assets over time or lose hotels to lenders who have foreclosed on loans secured by our clients’ properties, decreasing their total market capitalization, and thereby cause our advisory fees and other revenues to decrease, which would adversely affect our results of operations and financial condition.
From October 16, 2020 through January 11, 2021, the independent members of our board of directors provided Ashford Trust deferrals of the base advisory fees and any Lismore success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the senior secured credit facility by and among Ashford Trust and certain of its affiliates and certain affiliates of Oaktree. Additionally, the independent members of our board of directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and the Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferral.
In accordance with the terms of such deferrals, Ashford Trust paid the Company $14,411,432 immediately prior to the closing of the senior secured credit facility with lending entities managed by Oaktree.
In fiscal year 2020, Ashford Trust and Braemar announced they have each defaulted on their respective property-level secured debt and are in the process of negotiating forbearance agreements with their respective lenders. As of March 11, 2021, forbearance agreements have been executed on most, but not all, of the loans for Ashford Trust. If Ashford Trust is unable to negotiate additional forbearance agreements, the lenders may foreclose on the hotels which serve as collateral for the property-level loans. Such foreclosures would reduce the market capitalization of Ashford Trust and thus reduce the advisory fees and other revenues from our services business. These decreases would adversely affect our results of operations and financial condition. In the aggregate, Ashford Trust has entered into forbearance agreements and accommodation agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of December 31, 2020. Additionally, substantially all of Ashford Trust’s assets have been pledged as collateral in its senior secured credit facility with lending entities managed by Oaktree. If Ashford Trust defaults on its senior secured credit facility or does not meet its covenants thereunder, Oaktree will be able to foreclose on Ashford Trust’s collateral under the senior secured credit facility, which would have a material adverse effect on Ashford Trust’s business and operations.
Braemar has entered into forbearance agreements and accommodation agreements with varying terms and conditions that conditionally waive or defer payment defaults for substantially all of its property level debt.
We depend on our key personnel with long-standing business relationships. The loss of such key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our management team and key employees of the businesses we have acquired and may in the future acquire. In particular, the hotel industry and/or investment experience of Messrs. Monty J. Bennett, Robert G. Haiman, Deric S. Eubanks, Jeremy J. Welter, and Mark L. Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of our management or investment teams could harm our business and our prospects.

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
We may determine to grow our business through the acquisition of asset management services contracts, assets or companies. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not discover all relevant liabilities and we may have limited, if any, recourse against the sellers. We also may not successfully integrate the asset contracts or companies that we acquire into our business and operations, which could have a material adverse effect on our results of operation and financial condition. Additionally, to the extent such acquisitions result in us entering new lines of business, we may become subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, potentially leading to increased litigation and regulatory risk. Moreover, we may grow our business through joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, control and personnel that are not under our control.
Certain provisions of Nevada law could inhibit changes in control.
Certain provisions of the Nevada Revised Statutes (the “NRS”) may have the effect of inhibiting a third party from making a proposal to acquire the Company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares and, if specified conditions exist, certain of our affiliates) for two years after the date on which the stockholder first becomes an interested stockholder, and thereafter continues to prohibit such combinations unless specified conditions are satisfied;
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
•“constituency” provisions that allow the directors to consider a wide range of interests, such as those of employees and the community, in their decision making. The constituency provisions apply to takeovers and would allow the directors to respond based on considerations other than the stockholders; and
•provisions which generally prohibit the removal of a director by less than two-thirds of the voting power of the corporation.
Our charter contains a provision opting out of the business combination provisions.
Pursuant to Section 78.378(1) of the NRS, the Company has elected not to be governed by the provisions of Nevada state law applicable to the acquisition of a controlling interest in the stock of the Company, as set forth in NRS Sections 78.378 to 78.3793, involving the acquisition of a controlling interest in the stock of the Company by: (i) Mr. Archie Bennett, Jr.; (ii) Mr. Monty J. Bennett; (iii) MJB Investments; (iv) any present or future affiliate of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett; (v) Ashford Trust; (vi) Braemar; or (vii) any other entity that is advised by the Company or its controlled affiliates through an advisory agreement. In addition, the control share provisions only apply to corporations that have 200 or more stockholders of record, at least 100 of whom have had Nevada addresses appearing on the stock ledger of the corporation for at least 90 days before the date on which the applicability of those provisions is determined. As of December 31, 2020, one of our record stockholders had a Nevada address appearing on our stock ledger.
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
Our charter authorizes our board of directors to issue preferred stock, common stock, and blank check stock, and in the case of preferred stock and blank check common stock, to create one or more classes and to establish the preferences and rights of any class of stock issued. These actions can be taken without soliciting stockholder approval. Our ability to classify and issue additional shares of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Our board of directors can take many actions without stockholder approval.
Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:
•amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, subject to the limitations and restrictions provided in our advisory agreement and mutual exclusivity agreement;
•amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;
•issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;
•classify or reclassify any unissued shares of our blank check stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;
•employ and compensate affiliates; and
•direct our resources toward investments that do not ultimately appreciate over time
Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.
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
The protection of business partners, employees and company data is critically important to us. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, billing and operating data. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
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
The laws and regulations governing our business or the businesses of our clients, or the regulatory or enforcement environment at the federal level or in any of the states in which we or our clients operate, may change at any time and may have an adverse effect on our business. For example, the recently enacted Tax Cuts and Jobs Act (“TCJA”) may limit the future deductions of interest expense we may incur. We are unable to predict how these or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.
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
The representation of the Bennetts on our board of directors may increase as a result of our failure to make certain full dividend payments on the Series D Convertible Preferred Stock for two consecutive quarters.
For so long as the holders of Series D Convertible Preferred Stock hold at least 20% of the issued and outstanding shares of our common stock (on an as-converted basis), Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, are collectively entitled to nominate two individuals as members of our board of directors one of whom is currently Mr. Monty J. Bennett and the other of whom is currently Mr. W. Michael Murphy. If we fail to make two consecutive full dividend payments to the holders of the Series D Convertible Preferred Stock, then Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, will each be entitled to nominate one additional individual as a member of our board of directors and the size of our board of directors may be increased by up to two directors to accommodate these two additional nominees. In furtherance of the foregoing, each of the holders of Series D Convertible Preferred Stock has agreed that they will vote all of their Series D Convertible Preferred Stock, and consent to any action by the holders of the Series D Convertible Preferred Stock without a meeting as permitted under appropriate state law, as may be directed by Mr. Archie Bennett, Jr., or Mr. Monty J. Bennett, respectively, in connection with their nomination of the individuals to fill such seats on our board of directors. The Bennetts and certain of their affiliates, therefore, would likely have increased control over our operations and management.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed the dividend payment in the fourth quarter ending December 31, 2020, since we paid the dividend in full for the third quarter ending September 30, 2020, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
We face risks related to an ongoing Securities and Exchange Commission investigation.
In June 2020, each of the Company, Braemar, Ashford Trust, and Lismore, a subsidiary of the Company (collectively with the Company, Braemar, Ashford Trust and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (i) related party transactions among the Ashford Companies (including the Ashford Trust Agreement and the Braemar Agreement pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (ii) the Company’s accounting policies, procedures and internal controls related to such related party transactions.
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
As of December 31, 2020, the Bennetts directly or indirectly beneficially owned approximately 66.9% of our outstanding common stock (including shares of Series D Convertible Preferred Stock on an as-converted basis), provided that prior to August 8, 2023, the voting power of the holders of Series D Convertible Preferred Stock effectively will be limited to 40% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following August 8, 2023, the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, at such time, the holders of our Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
In addition to their direct or indirect beneficial ownership of the shares of our common stock, the Bennetts are party to the Investor Rights Agreement, under which, for so long as the holders of our Series D Convertible Preferred Stock and their affiliates continue to beneficially own no less than 20% of the issued and outstanding shares of our common stock, they will have the ability to cause the election of two members of our board of directors plus an additional two directors in the event of the non-payment of full dividends on the Series D Convertible Preferred Stock for two consecutive quarters. In addition, the Company could be obligated, at the Bennetts’ election, to provide management services, of the character of the project management business or hotel management business, to any hotels in which the Bennetts own at least a 5% interest, which is different from the pricing structure of the agreements that we currently have with our two main clients, Ashford Trust and Braemar.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed the dividend payment in the fourth quarter ending December 31, 2020, since we paid the dividend in full for the third quarter ending September 30, 2020, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
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
Our separation and distribution agreement, our advisory agreements, our amended and restated mutual exclusivity agreements, the tax matters agreement, the hotel services agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisitions of Premier and Remington, were not negotiated on an arm’s-length basis, and we may be unable to enforce or may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford Trust and Braemar and/or pending or future legal proceedings.
Because certain of our officers are also officers of Ashford Trust and Braemar and have ownership interests in Ashford Trust and Braemar, our separation and distribution agreements, our advisory agreements, our amended and restated mutual exclusivity agreements, the tax matters agreement, the hotel services agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisitions of Premier and Remington, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust and Braemar.
Our deferred compensation obligations may dilute your interest in our common stock.
Our deferred compensation plan has only two participants, Mr. Monty J. Bennett, our chairman and chief executive officer, and his father Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Both Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. have elected to invest their deferred compensation accounts in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2023. We also have an obligation to issue approximately 3,000 shares of our common stock to Mr. Archie Bennett, Jr., in quarterly installments through the end of 2021, the end of Mr. Archie Bennett, Jr.’s deferral period. Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions.
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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.

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
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. As a result of this consideration, the holders of the Series D Convertible Preferred Stock have the right to receive significant cash flow that might otherwise have been used for general corporate purposes. The holders of the Series D Convertible Preferred Stock may be incentivized by this consideration to maximize our cash flow, and thus Mr. Monty J. Bennett may have conflicts of interest in making management decisions that might be to the detriment of our long-term strategy and success. The cash flow generated by the hotel management business and project management business may not be equal to or in excess of the dividends payable to the holders of the shares of Series D Convertible Preferred Stock in any period.
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
We are or will be party to advisory and other agreements with Ashford Trust and Braemar. These entities, along with any other businesses we may advise in the future will acquire assets consistent with their respective initial investment guidelines, but in each case, we will have discretion to determine which investment opportunities satisfy each such entity’s initial investment guidelines. If, however, either Ashford Trust or Braemar materially changes its investment guidelines without our express consent, we are required to use our best judgment to allocate investment opportunities to Ashford Trust, Braemar and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any then-existing obligations we may have to such other entities. If a portfolio investment opportunity cannot be equitably divided by asset type and acquired on the basis of such asset types in satisfaction of each such entity’s investment guidelines, we will allocate investment opportunities between Ashford Trust, Braemar and any other businesses we advise in a fair and equitable manner, consistent with such entities’ investment objectives. When determining the entity for which such a portfolio investment opportunity would be the most suitable, our investment professionals have substantial discretion and may consider, among other factors, the following:
•investment strategy and guidelines;
•portfolio concentrations;
•tax consequences;
•regulatory restrictions;

•liquidity requirements; and
•financing availability.
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
Risks Related to Debt Financing
We may incur additional debt at the corporate level from time to time, which may materially and adversely affect our financial condition and results of operations.
On March 19, 2020, the Company amended and restated its senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance, borrowing $35 million under the term loan in the aggregate. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) established a 0.50% LIBOR floor, (b) eliminated the consolidated net worth financial covenant, and (c) waived the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. The Company is also subject to certain financial covenants.
We may incur additional debt at the corporate level from time to time. In addition, certain of our subsidiaries that provide products and services to the lodging industry use debt, some of which has recourse to Ashford Inc. or Ashford LLC. Our organizational documents do not limit our capacity to use leverage or limit the amount of debt that we may incur. We may, at any time, decide to use leverage to meet future capital needs. We may guarantee, at the corporate level, debt incurred by our subsidiaries. We may also, from time to time, use derivative instruments primarily to manage interest rate risk. Future indebtedness will increase our operating costs, particularly in periods of rising interest rates, and we cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2020, we had a total of approximately $33.7 million of variable interest rate debt that is indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements—the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our mortgage notes, which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Our consolidated businesses lease other office and warehouse facilities in addition to one hotel. See Note 8 to our consolidated financial statements.
Item 3. Legal Proceedings
In June 2020, each of the Company, Braemar, Ashford Trust, and Lismore, a subsidiary of the Company (collectively with the Company, Braemar, Ashford Trust and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (i) related party transactions among the Ashford Companies (including the Ashford Trust Agreement and the Braemar Agreement pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (ii) the Company’s accounting policies, procedures and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, received an administrative subpoena from the SEC requesting testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.

A class action lawsuit has been filed against one of the Company’s subsidiaries alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members have until April 4, 2021 to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2020, no amounts have been accrued.
We are also engaged in other various legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the American with Disabilities Act, the Unruh Civil Rights Act, and the Occupational Safety and Health Administration), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. For matters that are not covered by insurance, we realize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings, and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
Item 4. Mine Safety Disclosures
Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock has been listed and traded on the NYSE American under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 11, 2021, there were approximately 514 holders of record.
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
No dividends on our common stock have been declared or paid as of and for the years ended December 31, 2020, 2019 and 2018.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,632,513	(2)	67.26	(2)	1,139	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,632,513		67.26		1,139
____________________
(1) As of December 31, 2020, 1,139 shares of our common stock, or securities convertible into 1,139 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 682,139 shares of our common stock, or securities convertible into 682,139 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2021.
(2) As of December 31, 2020, we have an obligation to issue 198,917 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for certain executive officers. The plan allows participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. See further discussion in the Risk Factors section and note 16 to our consolidated financial statements.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from December 31, 2015 through December 31, 2020, assuming an initial investment of $100 in stock on December 31, 2015, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 and the Dow Jones Asset Manager Index

250
200
150
100
50
0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Ashford Inc.
S&P 500
Dow Jones Asset Manager Index

Purchases of Equity Securities by the Issuer
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.001 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2020. The maximum aggregate dollar value that may yet be purchased under the Repurchase Program is $20 million.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—	$—	—	$—
November 1 to November 30	—	—	—	—
December 1 to December 31 (2)	191	—	—	—
Total	191	$—	—	$—
____________________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended December 31, 2020, pursuant to this authorization.
(2) There is no cost associated with the forfeiture of 191 restricted shares of our common stock in December 2020.
Recent Sales of Unregistered Securities
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
On September 9, 2020, the Company entered into a professional relations and consulting agreement with Acorn Management Partners, L.L.C. for its services and expertise in assisting public companies in strategic business outreach and professional relations services. In addition to cash compensation and in accordance with the agreement, on September 23, 2020, the Company paid the consultant compensation of $50,000 which was paid in restricted shares of the Company’s common stock. The number of shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The number of restricted shares to be issued was determined by dividing $50,000 by the 20 day volume-weighted average price per share of the Company’s common stock ending on the last trading day prior to September 9, 2020. On September 23, 2020, the Company issued 7,439 shares.

Item 6. Selected Financial Data
You should read the following selected financial information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes, which are included in “Item 8. Financial Statements and Supplementary Data.”
The following table presents selected financial information (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018	2017	2016

Statements of Operations Data:
Total revenues	$297,428	$291,250	$195,520	$81,573	$67,607
Total expenses	$521,358	$302,480	$196,359	$92,095	$70,064
Net income (loss)	$(215,788)	$(15,374)	$7,820	$(20,194)	$(12,403)
Net income (loss) attributable to the Company	$(212,365)	$(13,855)	$10,182	$(18,352)	$(2,396)
Net income (loss) attributable to Common Stockholders	$(247,347)	$(30,218)	$4,986	$(18,352)	$(2,396)
Diluted income (loss) per common share	$(108.30)	$(13.55)	$(2.11)	$(9.59)	$(2.56)
Weighted average diluted common shares	2,284	2,568	2,332	2,067	2,209
Balance Sheet Data:
Cash and cash equivalents	$45,270	$35,349	$51,529	$36,480	$84,091
Total assets	$565,439	$782,500	$379,005	$114,810	$129,797
Total liabilities	$286,256	$262,285	$108,726	$78,742	$38,168
Total equity (deficit)	$(199,598)	$42,024	$65,901	$30,957	$90,149
Total liabilities and equity/deficit	$565,439	$782,500	$379,005	$114,810	$129,797
Other Data:
Cash flows provided by (used in):
Operating activities	$32,210	$24,699	$21,519	$19,415	$84,858
Investing activities	$(6,030)	$(28,831)	$(28,099)	$(23,158)	$(4,865)
Financing activities	$2,730	$(2,067)	$20,514	$(44,534)	$(42,106)

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
Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of March 11, 2021, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 606,908 shares of our common stock, which represented an approximately 21.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 11, 2021 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 67.1%.
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
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of the respective boards of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the U.S. that have RevPAR generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE.
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended December 31, 2020, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $10.8 million.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company reduced the cash compensation of its executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020.
When preparing financial statements, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, the Company considered its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next 12 months.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2020, our $35 million Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was either in compliance with all covenants or other requirements or had any covenant violations waived by the lender. Additionally, JSAV executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan, waived previous covenant violations for the fiscal quarters ended June 30, 2020 and September 30, 2020, and replaced the previous covenants with a covenant which commences with the quarter ending March 31, 2023.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19. See note 17 to our consolidated financial statements.
In April of 2020, certain of our portfolio companies applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of December 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 11 to our consolidated financial statements.
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
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of the COVID-19, effective March 21, 2020, the base salary for its Chief Executive Officer, Mr. Monty J. Bennett, was temporarily reduced by 20% and the base salary for certain other Company officers, including its Chief Financial Officer and its other named executive officers, was temporarily reduced by 15% until the effects of COVID-19 have subsided and it has been determined that the Company is in a healthy financial position. Any amounts relinquished pursuant to the reduction may be paid by the Company in the future.
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
On March 19, 2020, the Company amended and restated the senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance of the senior revolving credit facility, borrowing $35 million under the term loan in the aggregate. The Term Loan Agreement has a four year term and a maximum principal amount of $35 million. Principal payments of 1.25% of the outstanding balance are payable on the last business day of each fiscal quarter commencing June 30, 2020. See note 7 to our consolidated financial statements.
On March 20, 2020, Lismore, a wholly owned subsidiary of the Company, entered into the Ashford Trust Agreement. Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
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

At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the year ended December 31, 2020, the Company recognized revenue of $5.7 million. As of December 31, 2020, the Company recorded $7.3 million as deferred income of which $680,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 17 to our consolidated financial statements.
On March 20, 2020, Lismore entered into the Braemar Agreement. Pursuant to the Braemar Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Braemar on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels. For the purposes of the Braemar Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of the Braemar Financings calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. For the year ended December 31, 2020, the Company recognized revenue of $2.6 million. As of December 31, 2020, the Company recorded $1.6 million as deferred income of which $682,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 12 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 17 to our consolidated financial statements.
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
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. Each issuance of the Company’s common stock will occur on, or as soon as reasonably practicable following, each regular payroll date. The number of shares issued with respect to each payroll date will be equal to the cash salary which would have been paid, less any taxes withheld and benefits deductions, divided by the volume weighted average price per share of the Company’s common stock over all trading days in the period commencing on the first trading date in the applicable payroll period and ending on the last trading date immediately prior to the last day of the payroll period. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of COVID-19.

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
On October 16, 2020, the independent members of the Board provided Ashford Trust a 30-day deferral on the payment of: (i) approximately $3.0 million in base advisory fees due to the Company with respect to the month of October 2020; (ii) approximately $1.0 million in reimbursable expenses due to the Company with respect to the month of October 2020, payable under the amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP; and (iii) $3.0 million of success fees earned by Lismore in the third quarter of 2020. The Board also accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Ashford Trust Agreement. In addition, the independent members of the Board provided to Ashford Trust a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of the success fee deferrals.
On November 5, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral on the payment of base advisory fees with respect to October 2020 in the amount of approximately $3.0 million that were previously deferred on October 16, 2020; (ii) a deferral on the payment of approximately $3.0 million of success fees earned by Lismore that were previously deferred on October 16, 2020; (iii) a deferral on the payment of approximately $3.0 million in base advisory fees due to the Company with respect to the month of November 2020; (iv) a deferral on the payment of any Lismore success fees that may be earned during November 2020, such that each such deferred payment shall be due and payable on December 1, 2020; and (v) a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of the fee deferrals. In addition, the independent members of the Board waived the obligation of Ashford Trust to replace the FF&E owned by the Company at Ashford Trust’s Embassy Suites New York Manhattan Times Square hotel that was lost when Ashford Trust consummated a deed-in-lieu of foreclosure transaction with the mezzanine lender.
On November 26, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020 and November 2020; (ii) a deferral of approximately $3.0 million in base advisory fees with respect to the month of December 2020; (iii) a deferral of the payment of Lismore success fees that were previously deferred for the months of October 2020 and November 2020; (iv) a deferral of any Lismore success fees for the month of December 2020. The foregoing payments will now be due and payable on January 4, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.

On December 28, 2020, the Company paid the remaining 25% of the 2019 annual bonuses awarded to certain executive officers of the Company, including the Company’s named executive officers, which had been delayed beyond their standard payment date in March 2020 in light of the uncertainty regarding COVID-19, to be paid no later than December 31, 2020. Such bonuses were paid primarily in the form of fully vested shares of common stock issued under the Company’s 2014 Incentive Plan in lieu of cash. Mr. Monty J. Bennett, the Company’s Chief Executive Officer, received the entire remainder of his 2019 annual bonus in the form of common stock.
On December 31, 2020, we acquired all of the redeemable noncontrolling interests shares in JSAV for $150,000. As a result of the acquisition, our ownership in JSAV increased from approximately 88% to 100%. See note 7 to our consolidated financial statements.
On January 4, 2021, the independent members of the Board provided Ashford Trust: (i) a deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (ii) a deferral of approximately $2.8 million in base advisory fees with respect to the month of January 2021; (iii) a deferral of the payment of Lismore success fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (iv) a deferral of any Lismore success fees for the month of January 2021. The foregoing payments will now be due and payable on January 11, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.
On January 11, 2021, the independent members of the Board provided Ashford Trust an additional deferral of the base advisory fees and any Lismore success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of Credit Agreement between Ashford Trust and Oaktree. On January 11, 2021, the Board provided Ashford Trust with the foregoing request. Additionally, the Board waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferral. In accordance with the terms of the previously disclosed deferrals, Ashford Trust paid the Company $14.4 million on January 15, 2021.
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See further discussion in note 17 to our consolidated financial statements.
On February 1, 2021, the base salaries for the Company’s executive officers (other than Mr. Bennett) and other employees were restored to their pre-reduction levels, and on February 3, 2021, the independent members of the Board of Directors of the Company restored Mr. Bennett’s salary to its pre-reduction level, effective as of February 1, 2021. In addition, and also effective as of February 1, 2021, the independent members of the Board of Directors ended the arrangement pursuant to which Mr. Bennett has been receiving his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended, such that Mr. Bennett’s base salary will again be paid in cash.
Shareholder Rights Plan
On March 13, 2020, we adopted a shareholder rights plan by entering into a Rights Agreement, dated March 13, 2020, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). We intend for the shareholder rights plan to improve the bargaining position of the Board in the event of an unsolicited offer to acquire our outstanding shares of common stock. The Board implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) that was paid on March 23, 2020, for each outstanding share of our common stock on March 23, 2020 (the “Record Date”), to our stockholders of record on that date. Each of those Rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series E Preferred Stock, par value $0.001 per share, at a price of $275 per one one-thousandth of a share of our Series E Preferred Stock represented by such a right, subject to adjustment. The Rights Agreement expired on February 13, 2021.
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
i.10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired Beneficial Ownership (as defined in the Rights Agreement) of 10% or more of the outstanding shares of common stock (referred to, subject to certain exceptions, as “Acquiring Persons”) (or, in the event an exchange of the Rights for shares of our common stock is effected in accordance with certain provisions of the Rights Agreement and the Board determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or
ii.10 business days (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the Beneficial Ownership by a person or group of 10% or more of the outstanding shares of our common stock.
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

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2019 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table summarizes the changes in key line items from our consolidated statements of operations for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
REVENUE
Advisory services	$45,247	$44,184	$1,063	2.4%
Hotel management fees	17,126	4,526	12,600	278.4%
Project management fees	8,936	25,584	(16,648)	(65.1)%
Audio visual	37,881	110,609	(72,728)	(65.8)%
Other	25,602	21,179	4,423	20.9%
Cost reimbursement revenue	162,636	85,168	77,468	91.0%
Total revenues	297,428	291,250	6,178	2.1%
EXPENSES
Salaries and benefits	57,171	59,659	2,488	4.2%
Cost of revenues for project management	3,521	5,853	2,332	39.8%
Cost of revenues for audio visual	30,256	82,237	51,981	63.2%
Depreciation and amortization	39,957	24,542	(15,415)	(62.8)%
General and administrative	20,351	33,484	13,133	39.2%
Impairment	188,837	—	(188,837)
Other	18,687	12,062	(6,625)	(54.9)%
Reimbursed expenses	162,578	84,643	(77,935)	(92.1)%
Total expenses	521,358	302,480	(218,878)	(72.4)%
OPERATING INCOME (LOSS)	(223,930)	(11,230)	(212,700)	(1,894.0)%
Equity in earnings (loss) of unconsolidated entities	212	(286)	498	174.1%
Interest expense	(5,389)	(2,059)	(3,330)	(161.7)%
Amortization of loan costs	(318)	(308)	(10)	(3.2)%
Interest income	32	46	(14)	(30.4)%
Realized gain (loss) on investments	(386)	—	(386)
Other income (expense)	(264)	3	(267)	(8,900.0)%
INCOME (LOSS) BEFORE INCOME TAXES	(230,043)	(13,834)	(216,209)	(1,562.9)%
Income tax (expense) benefit	14,255	(1,540)	15,795	1,025.6%
NET INCOME (LOSS)	(215,788)	(15,374)	(200,414)	(1,303.6)%
(Income) loss from consolidated entities attributable to noncontrolling interests	1,178	536	642	119.8%
Net (income) loss attributable to redeemable noncontrolling interests	2,245	983	1,262	128.4%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(212,365)	(13,855)	(198,510)	(1,432.8)%
Preferred dividends, declared and undeclared	(32,095)	(14,435)	(17,660)	(122.3)%
Amortization of preferred stock discount	(2,887)	(1,928)	(959)	(49.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(247,347)	$(30,218)	$(217,129)	(718.5)%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders increased $217.1 million to a $247.3 million loss for the year ended December 31, 2020 (“2020”) compared to the year ended December 31, 2019 (“2019”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $6.2 million, or 2.1%, to $297.4 million for 2020 compared to 2019 due to the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Advisory services revenue:
Base advisory fee (1) (9)	$44,725	$42,985	$1,740	4.0%
Incentive advisory fee (2)	—	678	(678)	(100.0)%
Other advisory revenue (3)	522	521	1	0.2%
Total advisory services revenue	45,247	44,184	1,063	2.4%

Hotel management:
Base management fees	17,126	4,054	13,072	322.4%
Incentive management fees	—	472	(472)	(100.0)%
Total hotel management revenue (4)	17,126	4,526	12,600	278.4%

Project management revenue (5)	8,936	25,584	(16,648)	(65.1)%

Audio visual revenue (6)	37,881	110,609	(72,728)	(65.8)%

Other revenue:
Debt placement and related fees (7)	8,412	1,998	6,414	321.0%
Claims management services (8)	226	210	16	7.6%
Lease revenue (9)	—	4,118	(4,118)	(100.0)%
Other services (10)	16,964	14,853	2,111	14.2%
Total other revenue	25,602	21,179	4,423	20.9%

Cost reimbursement revenue (11)	162,636	85,168	77,468	91.0%

Total revenues	$297,428	$291,250	$6,178	2.1%

REVENUES BY SEGMENT (12)
REIT advisory	$70,169	$84,701	$(14,532)	(17.2)%
Remington	149,673	47,287	102,386	216.5%
Premier	11,604	30,580	(18,976)	(62.1)%
JSAV	37,881	110,609	(72,728)	(65.8)%
OpenKey	1,479	987	492	49.8%
Corporate and other	26,622	17,086	9,536	55.8%
Total revenues	$297,428	$291,250	$6,178	2.1%
________
(1)The increase in base advisory fee is primarily due to higher revenue of $2.3 million from Ashford Trust partially offset by lower revenue of $518,000 from Braemar.
(2)     During the year ended December 31, 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement, as stated in the Braemar advisory agreement, related to the third year installment of Braemar’s 2018 incentive advisory fee. As such, the Company did not recognize any incentive fee revenue related to Braemar in the year ended December 31, 2020. The incentive advisory fee for 2019 includes the pro-rata portion of the second year installment of the Braemar 2018 incentive advisory fee in the amount of $678,000, which was paid in January 2020. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return has not met the incentive fee threshold in any of the annual measurement periods subsequent to the 2016 measurement period. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020, 2019 and 2017 measurement periods.
(3)     Other advisory revenue remained steady. Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(4)     The increase in hotel management revenue is due to our acquisition of Remington in November of 2019.
(5)     The decrease in project management revenue is due to lower revenue from Ashford Trust and Braemar of $11.6 million and $6.4 million, respectively, due to reduced capital expenditures by our clients as a result of COVID-19, offset by an increase in project management revenue from third parties of $1.4 million.
(6)     The $72.7 million decrease in audio visual revenue is the result of COVID-19.
(7)     The increase in debt placement and related fee revenue is due to higher revenue of $4.6 million from Ashford Trust and higher revenue of $1.9 million from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase is primarily due to Lismore’s respective agreements with Ashford Trust and Braemar for providing modifications, forbearances or refinancings of Ashford Trust and Braemar’s loans in the 2020 period due to the financial impact from COVID-19.
(8)     Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)     In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the year ended December 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
(10)     The increase in other services revenue is primarily due to increased revenue from OpenKey and RED of $489,000 and $309,000, respectively, and a $2.7 million increase from our acquisition of Marietta in November of 2019 offset by a decrease in revenue from Pure Wellness of $1.3 million. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness to Ashford Trust, Braemar and other third-parties, and Marietta.
(11)     The increase in cost reimbursement revenue is primarily due to an increase of cost reimbursement revenue of $89.8 million recognized in 2020 for hotel management services from our Remington subsidiary acquired in November of 2019, offset by a decrease in cost reimbursement revenue for advisory services of $11.5 million from 2019.
(12)     See note 19 to our consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased by $2.5 million, or 4.2%, to $57.2 million for 2020 compared to 2019. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	$ Change
Cash salaries and benefits:
Salary expense	$35,173	$35,170	$3
Bonus expense	13,574	14,314	(740)
Benefits related expenses	6,302	7,499	(1,197)
Total cash salaries and benefits	55,049	56,983	(1,934)
Non-cash equity-based compensation:
Stock option grants (1)	4,347	8,313	(3,966)
Employee equity grant expense	787	95	692
Total non-cash equity-based compensation	5,134	8,408	(3,274)
Non-cash (gain) loss in deferred compensation plan (2)	(3,012)	(5,732)	2,720
Total salaries and benefits	$57,171	$59,659	$(2,488)
________
(1)The decrease in stock option grant related expense in the year ended December 31, 2020 primarily relates to the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020 and due to the Company not issuing any stock option grants during the year ended December 31, 2020.
(2)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in 2020 and 2019 are primarily attributable to a decrease in the fair value of the DCP obligation. See note 16 to our consolidated financial statements.
Cost of Revenues for Project Management. Cost of revenues for project management decreased $2.3 million, or 39.8% to $3.5 million during 2020 compared to $5.9 million for 2019, due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $52.0 million, or 63.2%, to $30.3 million during 2020 compared to $82.2 million for 2019, primarily due to a significant decline in business and cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense increased by $15.4 million, or 62.8%, to $40.0 million for 2020 compared to 2019, primarily as a result of an increase of $11.4 million in amortization of management contracts acquired in our acquisition of Remington in November 2019 and an increase of $2.4 million in depreciation related to ERFP assets. Depreciation and amortization expense for 2020 and 2019 excludes depreciation expense related to audio visual equipment of $4.9 million and $4.7 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for 2020 and 2019 related to marine vessels in the amount of $795,000 and $441,000, respectively, which are included in “other” operating expense. Depreciation and amortization expense for 2019 excludes $1.5 million of depreciation expense of capitalized software included in “reimbursed expenses.”

General and Administrative Expense. General and administrative expenses decreased by $13.1 million, or 39.2%, to $20.4 million for 2020 compared to 2019. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	$ Change
Professional fees (1)	$5,357	$16,090	$(10,733)
Office expense	7,347	7,692	(345)
Public company costs	336	591	(255)
Director costs	1,390	1,458	(68)
Travel and other expense	5,720	7,317	(1,597)
Non-capitalizable - software costs	201	336	(135)
Total general and administrative	$20,351	$33,484	$(13,133)
________
(1)    The decrease in professional fees in 2020 is primarily due to transaction costs of $10.6 million incurred in 2019 primarily related to our acquisition of Remington, RED’s acquisition of Sebago and JSAV’s acquisition of BAV and curtailing G&A expenses in 2020 due to COVID-19.
Impairment. In 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $180.8 million and intangible asset impairment charges of $8.0 million. There were no impairment charges for 2019. See notes 6 and 9 to our consolidated financial statements.
Other. Other operating expense was $18.7 million and $12.1 million for 2020 and 2019, respectively. Other operating expense includes cost of goods sold, depreciation, and royalties associated with OpenKey, RED and Pure Wellness and costs related to Marietta. The increase is primarily due to a loss on disposition of FF&E of $6.4 million in 2020 for FF&E leased to Ashford Trust at the Embassy Suites New York Manhattan Times Square which was sold by Ashford Trust in 2020. Other operating expense additionally includes a loss on sale of FF&E previously leased to Braemar of $1.6 million in 2020. The FF&E was purchased by Braemar upon the expiration of the underlying leases of FF&E. See note 17 to our consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses increased $77.9 million to $162.6 million during 2020 compared to $84.6 million for 2019 primarily due to hotel management expenses incurred by our Remington subsidiary acquired in November of 2019.
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

	Year Ended December 31,
	2020	2019	$ Change
Cost reimbursement revenue	$162,636	$85,168	$77,468
Reimbursed expenses	162,578	84,643	77,935
Net total	$58	$525	$(467)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was earnings of $212,000 and a loss of $286,000 for 2020 and 2019, respectively. Equity in earnings (loss) of unconsolidated entities represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our consolidated financial statements.
Interest Expense. Interest expense increased to $5.4 million from $2.1 million for 2020 and 2019, respectively, related to increases in our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.

Amortization of Loan Costs. Amortization of loan costs was $318,000 and $308,000 for 2020 and 2019, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 7 to our consolidated financial statements.
Interest Income. Interest income was $32,000 and $46,000 for 2020 and 2019, respectively.
Realized Gain (Loss) on Investments. Realized loss on investments was $386,000 for 2020. The realized loss on investments relates to losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
Other Income (Expense). Other expense was expense of $264,000 and income of $3,000 in 2020 and 2019, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $15.8 million, from $1.5 million expense in 2019 to a $14.3 million benefit in 2020. Current tax expense changed by $4.7 million, from $3.5 million expense in 2019 to $8.2 million expense in 2020. Deferred tax (expense) benefit changed by $20.5 million from a $1.9 million benefit in 2019 to a $22.4 million benefit in 2020. The difference in income tax (expense) benefit is related to an increase in non-taxable or non-deductible GAAP items, primarily amortization and impairment, as well as a decrease in bonus depreciation.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $1.2 million in 2020 and a loss of $536,000 in 2019. See notes 2 and 13 to our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $2.2 million in 2020 and loss of $983,000 in 2019. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. For a summary of ownership interests, carrying values and allocations, see notes 2 and 14 to our consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $17.7 million to $32.1 million during 2020 compared to $14.4 million for 2019, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount increased $1.0 million to $2.9 million during 2020 compared to $1.9 million from 2019, primarily due to the issuance of $275 million of Series D Convertible Preferred Stock in the acquisition of Remington Lodging in November 2019.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company reduced the cash compensation of its executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020.
When preparing financial statements, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, the Company considered its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next 12 months.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2020, our $35 million Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was either in compliance with all covenants or other requirements or had any covenant violations waived by the lender. Additionally, JSAV executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan, waived previous covenant violations for the fiscal quarters ended June 30, 2020 and September 30, 2020, and replaced the previous covenants with a covenant which commences with the quarter ending March 31, 2023. See additional details discussed in Loan Agreements below and in note 7 of our consolidated financial statements.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19. See note 17 to our consolidated financial statements.

Loan Agreements—On March 19, 2020, the Company amended and restated the senior revolving credit facility pursuant to a Fourth Amendment to the Term Loan Agreement. The Company converted and consolidated the existing $10 million borrowing under the senior revolving credit facility (which had been borrowed on a revolving basis) into a term loan and drew down the remaining $25 million balance of the senior revolving credit facility, borrowing $35 million under the term loan in the aggregate. Effective June 23, 2020, the Company and Bank of America N.A. executed the Fifth Amendment to the Term Loan Agreement. The Fifth Amendment (a) established a 0.50% LIBOR floor, (b) eliminated the consolidated net worth financial covenant, and (c) waived the violation of the consolidated net worth financial covenant that occurred on March 31, 2020. The Term Loan Agreement has a four year term and a maximum principal amount of $35 million. Principal payments of 1.25% of the outstanding balance are payable on the last business day of each fiscal quarter commencing June 30, 2020. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds which if not met increase the principal payment due each quarter from 1.25% to 5.0% of the outstanding principal balance. The Company is also subject to certain financial covenants. See discussion above regarding covenant compliance and in note 7 of our consolidated financial statements.
On December 31, 2020, JSAV amended their credit agreement dated as of November 1, 2017 (the “JSAV Amendment”). As a result of the JSAV amendment, the credit agreement revised the maximum borrowing capacity of the revolving credit facility from $3.5 million to $3.0 million. The JSAV amendment additionally replaced JSAV’s previous term loan, draw term loan and equipment loans with a $20.0 million senior secured term loan. The JSAV amendment also extended the maturity date of JSAV’s obligations under the revolving credit facility and term loan to January 1, 2024, with the potential for a further one-year extension at JSAV’s option subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of JSAV’s election to extend. Pursuant to the JSAV Amendment, JSAV’s obligations to comply with certain financial and other covenants were waived as discussed below.
As a result of the JSAV Amendment, amounts borrowed under the revolving credit facility and the term loan will bear interest at the prime rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. JSAV will pay a commitment fee of 1.5% of the term loan in installments, with the possibility that the last $100,000 installment, scheduled to be paid on December 31, 2022, be forgiven if JSAV’s obligations under the JSAV Amendment have been satisfied in full in advance of that date. The JSAV Amendment suspended payments of principal under the term loan through December 2021. Commencing January 1, 2022, JSAV will be required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2020, our $35 million Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was either in compliance with all covenants or other requirements or had any covenant violations waived by the lender. Additionally, upon execution of the credit amendment dated December 31, 2020, JSAV’s previous covenant violations for the fiscal quarters ended June 30, 2020 and September 30, 2020 were waived by the lender. The credit amendment also confirms that any direct material impact on the financial results and operations of JSAV arising from the March 13, 2020 declaration of the national emergency relating to COVID-19 and the federal, state and local measures related thereto will not be deemed to constitute a material adverse effect on JSAV for purposes of the credit agreement. The credit agreement additionally does not require JSAV to comply with financial and other covenants until March 31, 2023.
Due to the significant negative impact of COVID-19 on RED’s operations, RED’s loans were not in compliance with debt covenants pursuant to certain existing loan agreements as of December 31, 2020. Subsequent to the end of the year, RED’s covenant violations as of December 31, 2020 were waived by the lender. The Company does not expect RED will violate any loan covenants at RED’s next annual covenant reporting date of December 31, 2021. RED’s loans are secured by RED’s tangible assets and do not have recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net was $29.1 million and $26.8 million as of December 31, 2020 and December 31, 2019, respectively. See discussion above regarding covenant compliance. For further discussion see note 7 to our consolidated financial statements.

Preferred stock dividends—On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $16.3 million at December 31, 2020, are recorded as a liability in our consolidated balance sheets as “dividends payable”.
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
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash pursuant hereto or converted to common shares. See also note 14 to our consolidated financial statements.
ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the respective REITs’ acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.

On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of December 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. As of March 31, 2020, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 11 to our consolidated financial statements.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2020.
In the first quarter of 2020, BAV achieved the maximum $3.0 million performance target. We subsequently paid $2.4 million in cash to the sellers of BAV consisting of a $1.5 million payment on May 7, 2020, and a $900,000 payment on December 31, 2020. The Company elected to settle the remainder of the contingent consideration in the form of cash instead of Ashford Inc. common stock. Pursuant to the Second Amendment to the Asset Purchase Agreement, which was executed on May 6, 2020, the Company was provided a $250,000 discount upon the election of cash settlement. The final amount paid in January 2021, net of the discount, was $350,000. On November 24, 2020, the Company paid the $500,000 of consideration to the BAV sellers pursuant to the Third Amendment to the Asset Purchase Agreement, which was executed on November 4, 2020. As of December 31, 2020, the Company had a total contingent consideration liability outstanding to the sellers of BAV of approximately $2.1 million, primarily related to the stock consideration collar associated with JSAV’s acquisition of BAV. See notes 5, 9 and 11 to our consolidated financial statements.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of December 31, 2020 and December 31, 2019, we had $45.3 million and $35.3 million of cash and cash equivalents, respectively, and $37.4 million and $17.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations, existing cash balances and borrowing on our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Operating activities provided net cash flows of $32.2 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively. The increase in cash flows provided by operating activities in the year ended December 31, 2020, was primarily due to an $11.8 million increase in current “other liabilities” as a result of the transfer of cash from Ashford Trust into a Company escrow account for insurance claims during 2020, in addition to cash payments from Ashford Trust and Braemar of $13.5 million and $4.1 million, respectively, related to their respective agreements with Lismore to seek modifications, forbearances or refinancings. Net cash flows provided by operating activities additionally includes increases in cash flows due to the timing of receipt of our receivables from Braemar, affiliates and third parties, offset due to the timing of receipt of our receivables from Ashford Trust and a decrease in earnings in the year ended December 31, 2020.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2020, net cash flows used in investing activities were $6.0 million. These cash flows consisted of capital expenditures of $2.8 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington Lodging related to the acquisition in November of 2019, $1.7 million for RED’s legacy U.S. Virgin Islands marine vessels and a $150,000 payment to acquire the remaining non-controlling interest in JSAV.
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

Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2020, net cash flows provided by financing activities were $2.7 million. These cash flows consisted of $44.8 million of proceeds from borrowings on notes payable and $457,000 of contributions from noncontrolling interests in a consolidated entity. These were offset by $20.5 million of payments for dividends on our preferred stock, $17.8 million of payments on notes payable, $1.4 million of contingent consideration paid to the sellers of BAV, $1.1 million of net payments on our revolving credit facilities, $785,000 of payments on finance leases, net repayments in advances to employees of $584,000 associated with tax withholdings for restricted stock vesting and $375,000 of loan cost payments.
For the year ended December 31, 2019, net cash flows used in financing activities were $2.1 million. These cash flows consisted of $12.4 million of repurchases of common stock from Ashford Trust and Braemar which were subsequently retired, $9.7 million of payments for dividends on our preferred stock, $2.5 million of payments on notes payable, $627,000 of payments on finance lease liabilities, $63,000 in distributions to non-controlling interests, and $76,000 of loan cost payments. These were offset by $11.1 million of proceeds from borrowings on notes payable, $10.8 million of net borrowings on our revolving credit facilities, $980,000 of contributions from noncontrolling interests in a consolidated entity, and net employee advances of $353,000 associated with tax withholdings for restricted stock vesting.
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
Long-term liability of our subsidiary compensation plan
We do not record on the balance sheet the long-term liability portion of the Ashford Trust and Braemar shares purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees as granted under our subsidiary compensation plan. The long-term liability was $134,000 and $687,000 as of December 31, 2020 and December 31, 2019, respectively.
Contractual Obligations and Commitments
The table below summarizes future obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations:
Long-term debt obligations	$5,585	$22,276	$31,545	$3,362	$62,768
Estimated interest obligations (1)	2,509	4,443	621	611	8,184
Finance lease obligations	3,490	8,125	6,029	83,402	101,046
Operating lease obligations	5,192	9,654	8,409	16,570	39,825
Subsidiary compensation plan	89	—	—	—	89
Deferred compensation plan (2)	29	336	671	671	1,707
Total contractual obligations	$16,894	$44,834	$47,275	$104,616	$213,619
__________
(1)For variable-rate indebtedness, interest obligations are estimated based on the LIBOR and Prime interest rates as of December 31, 2020. We have assumed that credit facility balances remain outstanding until maturity using the interest rates as of December 31, 2020.
(2)Distributions under the deferred compensation plan are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which any such distributions would be made in Ashford Inc. common stock. The deferred compensation plan obligation is carried at fair value based on the underlying investment(s). See note 16 to our consolidated financial statements.
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. See note 7 for discussion of our loan covenants at December 31, 2020.

In addition to the amounts discussed above, as of December 31, 2020, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement and $0 of remaining purchase commitments related to our Braemar ERFP Agreement. See notes 11 and 17 to our consolidated financial statements.
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
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. During the year ended December 31, 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement, as stated in the Braemar advisory agreement, related to the third year installment of Braemar’s 2018 incentive advisory fee. As such, the Company did not recognize any incentive fee revenue related to Braemar in the year ended December 31, 2020.
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
Other revenue includes revenue provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancings of certain mortgage debt by Lismore. For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the year ended December 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. We additionally are reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses. Effective December 31, 2020, the Investment Management Agreement with Ashford Trust has been terminated.
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
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes, Mexico and Dominican Republic income taxes and U.S. Virgin Islands taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between our consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to the business. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020. The Company filed a claim to carryback the 2018 tax net operating loss to a prior year as provided for by the CARES Act. The Company expects to receive the carryback amount of approximately $1.0 million within the next 12 months.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company had deferred $2.5 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheet as of December 31, 2020 related to the Consolidated Appropriations Act.
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
Impairment of Goodwill—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform multiple impairment assessments on our reporting units’ goodwill balances. In the evaluation of goodwill for impairment, we typically perform a quantitative assessment to determine whether the fair value of the goodwill is more likely than not impaired and record impairment charges based on the excess of the reporting unit's carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the present value of future cash flows and the market value approach. Periodically, we may choose to perform a qualitative assessment, prior to performing a quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We concluded that our reporting units with remaining goodwill balances at December 31, 2020 were not at risk for impairment at that time. Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our remaining goodwill balances. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units. For additional information on our goodwill impairments recorded during 2020, see note 6 in the notes to the consolidated financial statements.
Recently Adopted Accounting Standards—In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. We adopted ASU 2017-04 effective January 1, 2020. See our Goodwill and Indefinite-Lived Intangible Assets accounting policy disclosed in note 6.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We elected to prospectively adopt ASU 2018-15 effective January 1, 2020, in our consolidated financial statements. The adoption of ASU 2018-15 resulted in reclassifying capitalized implementation costs of service contracts incurred in a hosting arrangement from “property and equipment, net” to “other assets” in our consolidated balance sheets. Amortization of the service contracts will continue to be recorded in “reimbursed expenses” in our consolidated statements of operations.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an

“expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). ASU 2019-10 revised the mandatory adoption date for public business entities that meet the definition of a smaller reporting company to be effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact ASU 2016-13 and ASU 2019-10 may have on our consolidated financial statements and related disclosures.
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
For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At December 31, 2020, our total indebtedness of $62.8 million included $60.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2020, would be approximately $602,000 annually. Interest rate changes have no impact on the remaining $2.5 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in JSAV, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2020, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $143,000 for the twelve months ended December 31, 2020. Operations in the Dominican Republic are not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the account or disclosure to which it may relate.
Acquisition of Remington Lodging’s Hotel Management Business - Fair Value of Intangible Assets
As discussed in Note 5 to the consolidated financial statements, the valuation of the acquired assets and liabilities associated with the acquisition of Remington Lodging’s hotel management business in November 2019 was finalized during the first quarter of 2020. The final fair value analysis resulted in a reduction of $40.9 million in the estimated fair value of the acquired management contracts and a reduction of $10.3 million in the related deferred tax liability, with a corresponding net increase in goodwill. The Company also recorded $1.3 million of working capital adjustments. The fair values of the acquired hotel management contracts intangible assets were estimated using various valuation techniques, including an income approach using cash flow projections.

The principal considerations for our determination that the estimated fair value of intangible assets from the acquisition of Remington Lodging’s hotel management business is a critical audit matter is due to the significant judgment used by management when developing the estimated fair value of these acquired intangible assets. Accordingly, this required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions used within the estimated future cash flow projections, specifically revenue growth rates, profit margins and discount rates. In addition, the audit effort involved the use of personnel with specialized skills and knowledge in valuation methods to assist in reviewing the appropriateness of valuation methodologies and certain assumptions, including discount rates used, and evaluating the audit evidence obtained from these procedures.
The primary procedures we performed to address the critical audit matter included:
• Evaluating the reasonableness of revenue growth rate and profit margin assumptions by comparing to the historical performance of the acquired business and the revenue growth of Remington Lodging’s primary customers (Ashford Hospitality Trust, Inc. and Braemar Hotels & Resorts Inc.) and whether such assumptions are consistent with past performance, available relevant market industry data and evidence obtained in other areas of the audit; and
• Utilizing personnel with specialized skills and knowledge in valuation to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the discount rates used.
Goodwill and Intangible Assets Quantitative Impairment Assessments - Certain Reporting Units
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. The Company performed a goodwill impairment test for each quarter during 2020 as a result of the impact of the COVID-19 pandemic. During the first quarter of 2020, as a result of reduced cash flow projections and the significant decline in the Company’s market capitalization associated with the COVID-19 pandemic, the Company concluded that sufficient indicators existed to perform interim impairment assessments of goodwill and intangible assets for certain reporting units. As a result of the first quarter of 2020 assessment, the Company recognized impairment charges for goodwill and indefinite-lived trademarks totaling $170.6 million and $7.6 million, respectively. The fair value of the reporting units was estimated using a blended analysis of cash flow projections and the market value approach for goodwill and the relief from royalty method for trademarks. The Company’s impairment assessment during the fourth quarter of 2020 resulted in additional impairment of goodwill for one reporting unit totaling $10.2 million. The fair value estimate was based on the present value of future discounted cash flows.
We identified the quantitative assessments of goodwill and intangible assets for certain reporting units as a critical audit matter. Management applies significant judgment when developing the estimated fair value of each reporting unit. Accordingly, this required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions within the estimated future cash flow projections, which include revenue growth rates, profit margins, discount rates used in the various valuation techniques, the use of the market value approach for goodwill and the relief from royalty method for trademarks, the uncertainty related to the timing and extent of economic recovery and the resulting adverse impacts attributed to the COVID-19 pandemic required significant management judgment. In addition, the audit effort involved the use of personnel with specialized skills and knowledge in valuation methods to assist in reviewing the appropriateness of valuation methodologies and assumptions, including discount rates used, and evaluating the audit evidence obtained from these procedures.

The primary procedures we performed to address the critical audit matter included:
• Evaluating the reasonableness of assumptions used in the Company’s estimates of fair values of certain reporting units, including the revenue growth rates and profit margins by comparing the projections to published industry data and analysts’ consensus of peers.
• Evaluating the reasonableness of management’s assumptions related to the extent of business disruption and timing of recovery by i) comparing management’s analysis of the expected business disruption attributed to the pandemic to actual results observed since the pandemic began during the quarter ended March 31, 2020 and ii) comparing management’s analysis of the timing of economic recovery to published industry forecasts and analysts’ consensus of peers in order to consider contradictory evidence regarding the expected impact of the COVID-19 disruption and timing of recovery; and
• Utilizing personnel with specialized skills and knowledge in valuation to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and the reasonableness of the market value approach for goodwill, relief from royalty method for trademarks, and discount rates used as inputs to estimate the fair values of certain reporting units.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 15, 2021

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$45,270	$35,349
Restricted cash	37,396	17,900
Restricted investment	290	1,195
Accounts receivable, net	3,458	7,241
Due from affiliates	353	357
Due from Ashford Trust	13,198	4,805
Due from Braemar	2,142	1,591
Inventories	1,546	1,642
Prepaid expenses and other	7,629	7,212
Total current assets	111,282	77,292
Investments in unconsolidated entities	3,687	3,476
Property and equipment, net ($12,972 and $11,981, respectively, attributable to VIEs)	88,760	116,190
Operating lease right-of-use assets	30,431	31,699
Goodwill	56,622	205,606
Intangible assets, net ($3,409 and $3,640, respectively, attributable to VIEs)	271,432	347,961
Other assets	3,225	276
Total assets	$565,439	$782,500
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$40,378	$39,160
Dividends payable	16,280	4,725
Due to affiliates	1,471	1,011
Deferred income	12,738	233
Deferred compensation plan	29	35
Notes payable, net ($972 and $1,053, respectively, attributable to VIEs)	5,347	3,550
Finance lease liabilities	841	572
Operating lease liabilities	3,691	3,207
Other liabilities	29,905	19,066
Total current liabilities	110,680	71,559
Deferred income	8,621	13,047
Deferred tax liability, net	37,904	69,521
Deferred compensation plan	1,678	4,694
Notes payable, net ($6,911 and $5,302, respectively, attributable to VIEs)	57,349	33,033
Finance lease liabilities	43,143	41,482
Operating lease liabilities	26,881	28,519
Other liabilities	—	430
Total liabilities	286,256	262,285
Commitments and contingencies (note 11)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of December 31, 2020 and December 31, 2019	476,947	474,060
Redeemable noncontrolling interests	1,834	4,131
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 2,868,288 and 2,202,580 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	293,597	285,825
Accumulated deficit	(491,483)	(244,084)
Accumulated other comprehensive income (loss)	(1,156)	(216)
Treasury stock, at cost, 32,031 and 1,638 shares at December 31, 2020 and December 31, 2019, respectively	(438)	(131)
Total equity (deficit) of the Company	(199,477)	41,396
Noncontrolling interests in consolidated entities	(121)	628
Total equity (deficit)	(199,598)	42,024
Total liabilities and equity (deficit)	$565,439	$782,500
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Advisory services	$45,247	$44,184	$47,913
Hotel management fees	17,126	4,526	—
Project management fees	8,936	25,584	8,802
Audio visual	37,881	110,609	81,186
Other	25,602	21,179	13,068
Cost reimbursement revenue	162,636	85,168	44,551
Total revenues	297,428	291,250	195,520
EXPENSES
Salaries and benefits	57,171	59,659	45,310
Cost of revenues for project management	3,521	5,853	1,508
Cost of revenues for audio visual	30,256	82,237	64,555
Depreciation and amortization	39,957	24,542	7,919
General and administrative	20,351	33,484	27,551
Impairment	188,837	—	1,919
Other	18,687	12,062	3,250
Reimbursed expenses	162,578	84,643	44,347
Total expenses	521,358	302,480	196,359
OPERATING INCOME (LOSS)	(223,930)	(11,230)	(839)
Equity in earnings (loss) of unconsolidated entities	212	(286)	—
Interest expense	(5,389)	(2,059)	(959)
Amortization of loan costs	(318)	(308)	(241)
Interest income	32	46	329
Realized gain (loss) on investments	(386)	—	—
Other income (expense)	(264)	3	(834)
INCOME (LOSS) BEFORE INCOME TAXES	(230,043)	(13,834)	(2,544)
Income tax (expense) benefit	14,255	(1,540)	10,364
NET INCOME (LOSS)	(215,788)	(15,374)	7,820
(Income) loss from consolidated entities attributable to noncontrolling interests	1,178	536	924
Net (income) loss attributable to redeemable noncontrolling interests	2,245	983	1,438
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(212,365)	(13,855)	$10,182
Preferred dividends, declared and undeclared	(32,095)	(14,435)	(4,466)
Amortization of preferred stock discount	(2,887)	(1,928)	(730)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(247,347)	$(30,218)	$4,986

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(108.30)	$(12.03)	$2.29
Weighted average common shares outstanding - basic	2,284	2,416	2,170
Diluted:
Net income (loss) attributable to common stockholders	$(108.30)	$(13.55)	$(2.11)
Weighted average common shares outstanding - diluted	2,284	2,568	2,332
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$(215,788)	$(15,374)	$7,820
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(447)	448	(420)
Unrealized gain (loss) on restricted investment	(879)	(114)	—
Less reclassification for realized (gain) loss on restricted investment included in net income	386	—	—
COMPREHENSIVE INCOME (LOSS)	(216,728)	(15,040)	7,400
Comprehensive (income) loss attributable to noncontrolling interests	1,178	536	924
Comprehensive (income) loss attributable to redeemable noncontrolling interests	2,310	931	1,495
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(213,240)	$(13,573)	$9,819
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Balance at January 1, 2018	2,094	$21	$249,695	$(219,396)	$(135)	—	$—	$772	$30,957	—	$—	$5,111
Equity-based compensation	6	—	10,009	—	—	—	—	10	10,019	—	—	—
Issuance of common stock	280	3	18,928	—	—	—	—	—	18,931	—	—	—
Acquisition of Premier	—	—	—	—	—	—	—	—	—	8,120	203,000	—
Discount on preferred shares	—	—	—	—	—	—	—	—	—	—	(2,883)	—
Amortization of preferred stock discount	—	—	—	(730)	—	—	—	—	(730)	—	730	—
Dividends declared - preferred stock	—	—	—	(4,466)	—	—	—	—	(4,466)	—	—	—
Deferred compensation plan distribution	3	—	241	—	—	—	—	—	241	—	—	—
Employee advances	—	—	(82)	—	—	—	—	—	(82)	—	—	—
OpenKey warrant issuance	—	—	—	—	—	—	—	26	26	—	—	—
Purchase of OpenKey shares from noncontrolling interest holder	9	—	838	—	—	—	—	—	838	—	—	(838)
Acquisition of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	(382)	(382)	—	—	55
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,666	2,666	—	—	—
Reallocation of carrying value	—	—	530	—	—	—	—	(1,696)	(1,166)	—	—	1,166
Redemption value adjustment	—	—	—	168	—	—	—	—	168	—	—	(168)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)	—	—	(300)
Foreign currency translation adjustment	—	—	—	—	(363)	—	—	—	(363)	—	—	(57)
Net income (loss)	—	—	—	10,182	—	—	—	(924)	9,258	—	—	(1,438)
Balance at December 31, 2018	2,392	$24	$280,159	$(214,242)	$(498)	—	$—	$458	$65,901	8,120	$200,847	$3,531

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Purchases of common stock	—	—	(12,389)	—	—	—	—	—	(12,389)	—	—	—
Extinguishment of common stock	(412)	(4)	4	—	—	—	—	—	—	—	—	—
Equity-based compensation	8	—	8,753	—	—	—	—	(12)	8,741	—	—	—
Treasury stock recognized upon reorganization	—	—	131	—	—	(2)	(131)	—	—	—	—	—
Change in par value of common stock upon reorganization	—	(20)	20	—	—	—	—	—	—	—	—	—
Deemed contribution on Series B convertible preferred stock	—	—	—	1,161	—	—	—	—	1,161	—	—	—
Extinguishment of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	(8,120)	(202,282)	—
Exchange of Series B convertible preferred stock to Series D convertible preferred stock	—	—	—	—	—	—	—	—	—	8,120	203,000	—
Acquisition of Remington Lodging	—	—	—	—	—	—	—	—	—	11,000	275,000	—
Acquisition of BAV	60	1	3,747	—	—	—	—	—	3,748	—	—	—
Acquisition of Sebago	135	1	4,538	—	—	—	—	—	4,539	—	—	—
Investment in REA Holdings	17	—	887	—	—	—	—	—	887	—	—	—
Discount on Series D convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(4,433)	—
Amortization of preferred stock discount	—	—	—	(1,928)	—	—	—	—	(1,928)	—	1,928	—
Dividends declared - preferred stock	—	—	—	(14,435)	—	—	—	—	(14,435)	—	—	—
Deferred compensation plan distribution	3	—	113	—	—	—	—	—	113	—	—	—
Employee advances	—	—	351	—	—	—	—	—	351	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,038	1,038	—	—	—
Reallocation of carrying value	—	—	(489)	—	—	—	—	(257)	(746)	—	—	746
Redemption value adjustment	—	—	—	(785)	—	—	—	—	(785)	—	—	785
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)	—	—	—
Foreign currency translation adjustment	—	—	—	—	396	—	—	—	396	—	—	52
Unrealized gain (loss) on available for sale securities	—	—	—	—	(114)	—	—	—	(114)	—	—	—
Net income (loss)	—	—	—	(13,855)	—	—	—	(536)	(14,391)	—	—	(983)
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Equity-based compensation	694	1	8,140	—	—	—	—	9	8,150	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(18)	—	(18)	—	—	—
Forfeiture of restricted common shares	(28)	—	289	—	—	(28)	(289)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(2,887)	—	—	—	—	(2,887)	—	2,887	—
Dividends declared and undeclared - preferred stock	—	—	—	(32,095)	—	—	—	—	(32,095)	—	—	—
Deferred compensation plan distribution	1	—	11	—	—	—	—	—	11	—	—	—
Employee advances	—	—	(584)	—	—	—	—	—	(584)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	303	785	—	—	—	(12)	1,076	—	—	(1,301)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	457	457	—	—	—
Reallocation of carrying value	—	—	(387)	—	—	—	—	(25)	(412)	—	—	412
Redemption value adjustment	—	—	—	(837)	—	—	—	—	(837)	—	—	838
Foreign currency translation adjustment	—	—	—	—	(447)	—	—	—	(447)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(879)	—	—	—	(879)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	386	—	—	—	386	—	—	—
Net income (loss)	—	—	—	(212,365)	—	—	—	(1,178)	(213,543)	—	—	(2,245)
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,835
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(215,788)	$(15,374)	$7,820
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	45,674	31,142	13,308
Change in fair value of deferred compensation plan	(3,012)	(5,732)	(8,444)
Equity-based compensation	5,562	8,874	10,019
Equity in (earnings) loss in unconsolidated entities	(212)	286	—
Deferred tax expense (benefit)	(22,410)	(1,930)	(12,240)
Change in fair value of contingent consideration	436	4,244	338
Impairment	188,837	—	1,919
(Gain) loss on disposal of property and equipment	8,357	(25)	220
Amortization of other assets	1,286	—	—
Amortization of loan costs	318	308	241
Realized loss on restricted investments	386	—	—
Write off of deferred loan costs	145	—	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	3,666	(1,210)	225
Due from affiliates	4	843	(45)
Due from Ashford Trust	(8,393)	160	8,916
Due from Braemar	1,265	116	205
Inventories	79	(397)	(132)
Prepaid expenses and other	—	(2,172)	(907)
Investment in unconsolidated entities	—	115	—
Operating lease right-of-use assets	3,764	2,048	—
Other assets	(116)	—	(84)
Accounts payable and accrued expenses	5,565	5,006	2,145
Due to affiliates	461	(1,314)	(954)
Other liabilities	11,828	2,152	(658)
Operating lease liabilities	(3,650)	(2,021)	—
Deferred income	8,158	(420)	(373)
Net cash provided by (used in) operating activities	32,210	24,699	21,519
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	—	(13,089)	(16,100)
Purchases of furniture, fixtures and equipment under the Braemar ERFP Agreement	—	(10,300)	—
Additions to property and equipment	(2,846)	(6,654)	(8,942)
Proceeds from disposal of property and equipment, net	4	231	140
Additional purchase price paid for Remington working capital adjustment	(1,293)	—	—
Cash acquired in acquisition of Remington Lodging	—	12,056	—
Acquisition of BAV	—	(4,267)	—
Acquisition of Sebago	—	(2,426)	—
Investment in REA Holdings	—	(2,176)	—
Investments in unconsolidated entities	—	(314)	—
Cash acquired in acquisition of Premier	—	—	2,277
Acquisition of non-controlling interest in consolidated subsidiaries	(150)	—	—
Acquisition of assets related to RED	(1,745)	(1,892)	(5,474)
Net cash provided by (used in) investing activities	(6,030)	(28,831)	(28,099)
			(Continued)

	Year Ended December 31,
	2020	2019	2018

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	18,930
Purchases of common stock	—	(12,389)	—
Payments for dividends on preferred stock	(20,540)	(9,710)	(4,466)
Payments on revolving credit facilities	(15,723)	(46,808)	(20,881)
Borrowings on revolving credit facilities	14,660	57,647	21,878
Proceeds from notes payable	44,797	11,105	6,593
Payments on notes payable	(17,775)	(2,479)	(1,853)
Payments on finance lease liabilities	(785)	(627)	(123)
Payments of loan costs	(375)	(76)	(638)
Purchase of treasury stock	(18)	—	—
Employee advances	(584)	353	(82)
Payment of contingent consideration	(1,384)	—	(1,196)
Contributions from noncontrolling interest	457	980	2,666
Distributions to noncontrolling interests in consolidated entities	—	(63)	(314)
Net cash provided by (used in) financing activities	2,730	(2,067)	20,514
Effect of foreign exchange rate changes on cash and cash equivalents	507	5	(47)
Net change in cash, cash equivalents and restricted cash	29,417	(6,194)	13,887
Cash, cash equivalents and restricted cash at beginning of period	53,249	59,443	45,556
Cash, cash equivalents and restricted cash at end of period	$82,666	$53,249	$59,443

Supplemental Cash Flow Information
Interest paid	$4,761	$1,924	$870
Income taxes paid	8,539	3,179	1,358
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Remington Lodging through issuance of convertible preferred stock, less cash acquired	$—	$260,442	$—
Acquisition of Premier through issuance of convertible preferred stock, less cash acquired	—	—	200,723
Ashford Inc. common stock consideration for BAV acquisition	—	3,748	—
Ashford Inc. common stock consideration for Sebago acquisition	—	4,539	—
Ashford Inc. common stock consideration for investment in REA Holdings	—	887	—
Distribution from deferred compensation plan	11	113	241
Capital expenditures accrued but not paid	494	968	618
Issuance of OpenKey warrant	—	—	26
Finance lease additions	1,869	42,028	220
Ashford Inc. common stock consideration for purchase of OpenKey shares	—	—	838
Acquisition of noncontrolling interest in consolidated entities	—	—	327

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$35,349	$51,529	$36,480
Restricted cash at beginning of period	17,900	7,914	9,076
Cash, cash equivalents and restricted cash at beginning of period	$53,249	$59,443	$45,556

Cash and cash equivalents at end of period	$45,270	$35,349	$51,529
Restricted cash at end of period	37,396	17,900	7,914
Cash, cash equivalents and restricted cash at end of period	$82,666	$53,249	$59,443
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. (the “Company”) is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts Inc. (“Braemar”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”). Unless the context otherwise requires, references to the “Company”, “we”, “us” or “Ashford Inc.” for the period before August 8, 2018 refer to our predecessor publicly-traded parent Ashford OAINC Inc. (formerly named Ashford Inc.) (“Old Ashford”), for the period from and including August 8, 2018 through November 6, 2019 refer to our predecessor publicly-traded parent Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) (“Maryland Ashford”), and for the period beginning on and including November 6, 2019, and thereafter refer to Ashford Inc., a Nevada corporation.
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
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of the respective boards of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
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
Shareholder Rights Plan
On March 13, 2020, we adopted a shareholder rights plan by entering into a Rights Agreement, dated March 13, 2020, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). We intend for the shareholder rights plan to improve the bargaining position of the Company’s board of directors (the “Board”) in the event of an unsolicited offer to acquire our outstanding shares of common stock. The Board implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) that was paid on March 23, 2020, for each outstanding share of our common stock on March 23, 2020 (the “Record Date”), to our stockholders of record on that date. Each of those Rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series E Preferred Stock, par value $0.001 per share, at a price of $275 per one one-thousandth of a share of our Series E Preferred Stock represented by such a right, subject to adjustment. The Rights Agreement expired on February 13, 2021.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
i.10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired Beneficial Ownership (as defined in the Rights Agreement) of 10% or more of the outstanding shares of our common stock (referred to, subject to certain exceptions, as “Acquiring Persons”) (or, in the event an exchange of the Rights for shares of our common stock is effected in accordance with certain provisions of the Rights Agreement and the Board determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or
ii.10 business days (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the Beneficial Ownership by a person or group of 10% or more of the outstanding shares of our common stock.
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
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company reduced the cash compensation of its executive officers and other employees, amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, and significantly reduced operating expenses. On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020.
When preparing financial statements, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, the Company considered its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next 12 months.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2020, our $35 million Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was either in compliance with all covenants or other requirements or had any covenant violations waived by the lender. Additionally, JSAV executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan, waived previous covenant violations for the fiscal quarters ended June 30, 2020 and September 30, 2020, and replaced the previous covenants with a covenant which commences with the quarter ending March 31, 2023. See note 7 for additional details.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19. See notes 7 and 17.
Other Developments
On March 13, 2020, the Company entered into the Extension Agreement (the “Extension Agreement”), related to the Ashford Trust Enhanced Return Funding Program (the “Ashford Trust ERFP Agreement”). Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of December 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. See note 11.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of the COVID-19, effective March 21, 2020, the base salary for its Chief Executive Officer, Mr. Monty J. Bennett, was temporarily reduced by 20% and the base salary for certain other Company officers, including its Chief Financial Officer and its other named executive officers, was temporarily reduced by 15% until the effects of COVID-19 have subsided and it has been determined that the Company is in a healthy financial position. Any amounts relinquished pursuant to the reduction may be paid by the Company in the future.
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
On May 15, 2020, the Company and its Chief Executive Officer, Mr. Monty J. Bennett, entered into a letter agreement pursuant to which, effective as of May 15, 2020 and continuing through and including the Company’s last payroll period in 2020, Mr. Monty J. Bennett will accept payment of his base salary (as previously reduced by mutual agreement of the Company and Mr. Monty J. Bennett) in the form of common stock of the Company, issued pursuant to the Company’s 2014 Incentive Plan, as amended. Each issuance of the Company’s common stock will occur on, or as soon as reasonably practicable following, each regular payroll date. The number of shares issued with respect to each payroll date will be equal to the cash salary which would have been paid, less any taxes withheld and benefits deductions, divided by the volume weighted average price per share of the Company’s common stock over all trading days in the period commencing on the first trading date in the applicable payroll period and ending on the last trading date immediately prior to the last day of the payroll period. The Board and Mr. Bennett agreed to effectuate this change to preserve Company liquidity as the Company navigates the effects of COVID-19.
On December 28, 2020, the Company paid the remaining 25% of the 2019 annual bonuses awarded to certain executive officers of the Company, including the Company’s named executive officers, which had been delayed beyond their standard payment date in March 2020 in light of the uncertainty regarding COVID-19, to be paid no later than December 31, 2020. Such bonuses were paid primarily in the form of fully vested shares of common stock issued under the Company’s 2014 Incentive Plan in lieu of cash. Mr. Monty J. Bennett, the Company’s Chief Executive Officer, received the entire remainder of his 2019 annual bonus in the form of common stock.
On December 31, 2020, we acquired all of the redeemable noncontrolling interests shares in JSAV for $150,000. As a result of the acquisition, our ownership in JSAV increased from approximately 88% to 100%.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.86%	100.00%	49.04%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.14%	—%	25.06%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.90%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$35	$—	$1,799	n/a	n/a
Redemption value adjustment, year-to-date	371	—	466	n/a	n/a
Redemption value adjustment, cumulative	486	784	2,563	n/a	n/a
Carrying value of noncontrolling interests	—	—	164	89	(374)
Assets, available only to settle subsidiary’s obligations (7) (8)(10)	n/a	34,556	1,287	1,677	21,204
Liabilities (9)(10)	n/a	45,995	837	1,767	13,817
Notes payable (9)	n/a	20,000	—	—	7,627
Revolving credit facility (9)	n/a	1,106	—	100	247

	December 31, 2019
	Ashford Holdings	JSAV (3)	OpenKey(4)	Pure Wellness (5)	RED (6)
Ashford Inc. ownership interest	99.81%	88.20%	47.61%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.19%	11.80%	26.59%	—%	—%
Noncontrolling interests in consolidated entities	—%	—%	25.80%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$98	$2,449	$1,584	n/a	n/a
Redemption value adjustment, year-to-date	(63)	784	64	n/a	n/a
Redemption value adjustment, cumulative	115	784	2,097	n/a	n/a
Carrying value of noncontrolling interests	—	—	395	164	37
Assets, available only to settle subsidiary’s obligations (7)(8)(10)	n/a	56,824	1,881	1,852	19,277
Liabilities (9)(10)	n/a	44,542	510	1,671	10,652
Notes payable (9)	n/a	17,785	—	—	6,275
Revolving credit facility (9)	n/a	2,599	—	45	106
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
(3)    Represents ownership interests in JSAV, which we consolidate under the voting interest model. JSAV provides event technology and creative communications solutions in the hospitality industry. On December 31, 2020, we acquired all of the redeemable noncontrolling interests shares in JSAV for $150,000. As a result of the acquisition, our ownership in JSAV increased from approximately 88% to 100%. See also notes 1, 13 and 14.
(4)    Represents ownership interests in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(6)    Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. RED is a provider of watersports activities and other travel and transportation services and includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida which was acquired by RED in 2019. We are provided a preferred return on our investment in RED’s legacy U.S. Virgin Islands operations and Sebago which is accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 13.
(7)    Total assets consist primarily of cash and cash equivalents, property and equipment, intangibles and other assets that can only be used to settle the subsidiaries’ obligations.
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
(10)    See our consolidated balance sheets for disclosure by line item of material assets and liabilities of the VIEs consolidated by the Company.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the year ended December 31, 2020 and 2019.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at December 31, 2020 and December 31, 2019. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the year ended December 31, 2020 and 2019. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
Effective January 1, 2019, we acquired a 30% noncontrolling ownership interest in Real Estate Advisory Holdings LLC (“REA Holdings”), a real estate advisory firm that provides financing, advisory and property sales services primarily to clients in the hospitality and leisure industry, for a purchase price of approximately $3.0 million which was paid in the form of $2.1 million cash and the issuance of 16,529 shares of our common stock (approximately $890,000) to the seller. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. Our investment in REA Holdings is accounted for under the equity method as we have significant influence over the voting interest entity.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	December 31, 2020	December 31, 2019
Carrying value of the investment in REA Holdings	$2,873	2,662
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Year Ended December 31,
	2020	2019
Equity in earnings (loss) in unconsolidated entities	$212	$(286)
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
Use of Estimates—The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
Restricted Cash—As of December 31, 2020 and December 31, 2019, restricted cash of $37.4 million and $17.9 million, respectively, included $26.3 million and $10.7 million, respectively, of reserves for insurance claims and the associated ancillary costs. The restricted cash balance increased in 2020 primarily due to a transfer of $11.8 million of cash from Ashford Trust into an insurance claim related Company escrow account in the second quarter of 2020. At the beginning of each year, Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.

As of December 31, 2020 and December 31, 2019, restricted cash also included $5.9 million and $5.3 million, respectively, of reserves related to cash received from hotel properties under Remington’s management. The cash is funded by the hotel properties and used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable within “due from Ashford Trust” and “due from Braemar” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses.” As of December 31, 2020 and December 31, 2019, restricted cash also included $1.5 million and $1.2 million, respectively, of reserves for Remington health insurance claims. Cash is collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
insurance claims. The liability related to this restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.
Restricted cash as of December 31, 2020 includes $3.7 million of cash related to Marietta which includes a $2.9 million reserve for capital improvements associated with the hotel’s renovation and $800,000 of cash held in an escrow account in accordance with the Marietta lease agreement. The liability related to the restricted cash balance for the hotel’s renovation is included in “accounts payable and accrued expenses.” The cash held in the escrow account is funded from hotel cash flows and can only be used for repairs and maintenance or capital improvements at the property. Restricted cash as of December 31, 2019 includes only the $800,000 of cash held in the escrow account.
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
Inventories—Inventories consist primarily of audio visual equipment and related accessories and are carried at the lower of cost or net realizable value using the first-in, first-out ("FIFO") valuation method.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost.
Impairment of Property and Equipment—Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. Approximately $36,000 of impairment charges related to long-lived assets were recorded in 2020 based on the results of the recoverability tests. No impairment charges related to Property and Equipment were recorded in the year ended December 31, 2019. We recorded an impairment charge of $1.9 million for the year ended December 31, 2018. The impairment was recognized upon determination that a portion of capitalized software that was not eligible for reimbursement would not be placed into service.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, JSAV and Sebago. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform multiple impairment assessments on our reporting units’ goodwill balances. In the evaluation of goodwill for impairment, we typically perform a quantitative assessment to determine whether the fair value of the goodwill is more likely than not impaired and record impairment charges based on the excess of the reporting unit's carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the present value of future cash flows and the market value approach. Periodically, we may choose to perform a qualitative assessment, prior to performing a quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. For additional information on our goodwill and trademark impairments recorded during 2020, see note 6.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include management contracts, customer relationships and boat slip rights resulting from our acquisitions. The Remington and Premier management contracts are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of 25 and 30 years, respectively. The JSAV, RED and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values.
Other Liabilities—As of December 31, 2020 and December 31, 2019, other liabilities included reserves in the amount of $26.3 million and $10.8 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our consolidated balance sheets. As of December 31, 2020 and December 31, 2019, other liabilities also included $1.5 million and $2.2 million, respectively, of reserves for Remington health insurance claims, and reserves of $2.1 million and $4.6 million, respectively, for the fair value of contingent consideration due to the sellers of BAV. Other liabilities as of December 31, 2019 also included a $1.0 million accrual for contingent consideration due to the sellers of Sebago and $500,000 of the remaining purchase price due to the sellers of BAV Services (“BAV”) which were paid in 2020. See notes 5.
Revenue Recognition—See note 3.
Salaries and Benefits—Salaries and benefits are expensed as incurred. Salaries and benefits includes expense for equity grants of Ashford Trust and Braemar common stock and performance-based Long-Term Incentive Plan (“LTIP”) units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period. There is an offsetting amount included in “advisory services” revenue. Salaries and benefits also includes expense for equity grants of the Company’s common stock to our officers and employees and changes in fair value in the deferred compensation plan liability. See notes 15and 16.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $1.4 million, $1.5 million and $905,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Depreciation and Amortization—Our property and equipment, including assets acquired under finance leases, is depreciated on a straight-line basis over the estimated useful lives of the assets with useful lives ranging from less than a year to 33 years for our Marietta finance lease. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Property and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 3 to 7.5 years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adoption of ASU 2018-07 in the third quarter of 2018, equity-based awards granted to non-employees are measured at the grant date and expensed ratably over the vesting period based on the original measurement date as the grant date. This results in the recording of expense equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period.
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on restricted investments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the JSAV operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The unrealized gain (loss) on restricted investments includes the unrealized gain (loss) on available-for-sale securities associated with restricted investments awarded to certain employees of our subsidiaries. The accumulated other comprehensive income (loss) is presented on our consolidated balance sheets as of December 31, 2020 and 2019.
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
Leases—We determine if an arrangement is a lease at the inception of the contract. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments related to operating leases is recognized on a straight-line basis over the lease term. Lease expense for minimum lease payments related to financing leases is recognized using the effective interest method over the lease term. Short-term leases (less than twelve months) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. See note 8.
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
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes, Mexico and Dominican Republic income taxes and U.S. Virgin Islands taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between our consolidated

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to the business. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020. The Company filed a claim to carryback the 2018 tax net operating loss to a prior year as provided for by the CARES Act. The Company expects to receive the carryback amount of approximately $1.0 million within the next 12 months.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company had deferred $2.5 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheet as of December 31, 2020 related to the Consolidated Appropriations Act.
Recently Adopted Accounting Standards—In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. We adopted ASU 2017-04 effective January 1, 2020. See our Goodwill and Indefinite-Lived Intangible Assets accounting policy disclosed in note 6.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We elected to prospectively adopt ASU 2018-15 effective January 1, 2020, in our consolidated financial statements. The adoption of ASU 2018-15 resulted in reclassifying capitalized implementation costs of service contracts incurred in a hosting arrangement from “property and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equipment, net” to “other assets” in our consolidated balance sheets. Amortization of the service contracts will continue to be recorded in “reimbursed expenses” in our consolidated statements of operations.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). ASU 2019-10 revised the mandatory adoption date for public business entities that meet the definition of a smaller reporting company to be effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact ASU 2016-13 and ASU 2019-10 may have on our consolidated financial statements and related disclosures.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.
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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. During the year ended December 31, 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement, as stated in the Braemar advisory agreement, related to the third year installment of Braemar’s 2018 incentive advisory fee. As such, the Company did not recognize any incentive fee revenue related to Braemar in the year ended December 31, 2020.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Revenue
Other revenue includes revenue provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancings of certain mortgage debt by Lismore. For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Our ERFP leases entered into in 2018 with Ashford Trust commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the year ended December 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. We additionally are reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess cash under the Investment Management Agreement. AIM is not compensated for its services but is reimbursed for all costs and expenses. Effective December 31, 2020, the Investment Management Agreement with Ashford Trust has been terminated.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2020	2019	2018
Balance as of January 1	$13,280	$13,544	$13,899
Increases to deferred income	23,033	8,137	7,781
Recognition of revenue (1)	(14,954)	(8,401)	(8,136)
Balance as of December 31	$21,359	$13,280	$13,544
________
(1)    Deferred income recognized in the year ended December 31, 2020, includes (a) $2.2 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.8 million of audio visual revenue, (c) $8.3 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore (see note 17) and (d) $2.6 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the year ended December 31, 2019, includes (a) $2.5 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $3.5 million of audio visual revenue and (c) $2.4 million of “other services” revenue earned by our hospitality products and services companies. Deferred income recognized in the year ended December 31, 2018, includes (a) $2.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $3.8 million of audio visual revenue and (c) $2.2 million of “other services” revenue earned by our hospitality products and services companies.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See notes 1 and 17. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at December 31, 2020.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $3.5 million and $7.2 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $13.2 million and $4.8 million in “due from Ashford Trust”, and $2.1 million and $1.6 million included in “due from Braemar” related to REIT advisory services at December 31, 2020 and December 31, 2019, respectively. We had no significant impairments related to these receivables during the year ended December 31, 2020 and 2019. See note 17.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Revenue
Our revenues were comprised of the following for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Advisory services revenue:
Base advisory fee	$44,725	$42,985	$44,905
Incentive advisory fee	—	678	2,487
Other advisory revenue	522	521	521
Total advisory services revenue	45,247	44,184	47,913

Hotel management:
Base fee	17,126	4,054	—
Incentive fee	—	472	—
Total hotel management revenue	17,126	4,526	—

Project management revenue	8,936	25,584	8,802

Audio visual revenue	37,881	110,609	81,186

Other revenue:
Debt placement and related fees (2)	8,412	1,998	6,093
Claims management services	226	210	213
Lease revenue	—	4,118	1,005
Other services (3)	16,964	14,853	5,757
Total other revenue	25,602	21,179	13,068

Cost reimbursement revenue	162,636	85,168	44,551

Total revenues	$297,428	$291,250	$195,520

REVENUES BY SEGMENT (1)
REIT advisory	$70,169	$84,701	$91,850
Remington	149,673	47,287	—
Premier	11,604	30,580	10,634
JSAV	37,881	110,609	81,186
OpenKey	1,479	987	999
Corporate and other	26,622	17,086	10,851
Total revenues	$297,428	$291,250	$195,520
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$28,923	$88,583	$60,241
Mexico	7,100	16,067	15,429
Dominican Republic	1,858	5,959	5,516
	$37,881	$110,609	$81,186

4. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Marietta Leasehold L.P. finance lease	$44,294	$44,294
Rental pool equipment	21,200	22,422
FF&E under the Ashford Trust ERFP Agreement	21,100	29,189
FF&E under the Braemar ERFP Agreement	1,420	10,300
Property and equipment	11,014	12,086
Marine vessels	11,262	10,709
Leasehold improvements	1,193	1,237
Computer software	657	6,446
Total cost	112,140	136,683
Accumulated depreciation	(23,380)	(20,493)
Property and equipment, net	$88,760	$116,190
For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $18.0 million, $15.1 million and $4.0 million, respectively. Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 excludes depreciation expense related to audio visual equipment of $4.9 million, $4.7 million and $3.8 million, respectively, which is included in “cost of revenues for audio visual” and depreciation expense related to marine vessels of $795,000, $441,000, and $172,000, respectively, which is included in “other” operating expense. The years ended December 31, 2019 and 2018, exclude $1.5 million and $1.4 million of depreciation expense, respectively, of capitalized software included in “reimbursed expenses.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The acquisition of Remington was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of Remington and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill.
In the first quarter of 2020, prior to the interim quantitative assessment of Remington’s goodwill and intangible assets and resulting impairment charges (see note 6), we finalized the valuation of the acquired assets and liabilities associated with the acquisition as of the acquisition date. The final fair value analysis resulted in a $40.9 million adjustment to reduce the value of the acquired management contracts to their estimated fair value and a corresponding increase to goodwill on our consolidated balance sheets. We also recorded an adjustment of approximately $10.3 million to reduce the deferred tax liability and a corresponding decrease to goodwill. Additionally, the purchase price adjustment related to working capital was finalized and paid in the first quarter of 2020 resulting in a $1.3 million increase in the fair value of the purchase price.
The fair value of the purchase price and final allocation of the purchase price are as follows (in thousands):

Series D Convertible Preferred Stock	$275,000
Preferred stock discount	(2,550)
Working capital adjustments	1,341
Total fair value of purchase price	$273,791

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
________
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
Results of Remington
The results of operations of Remington have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the year ended December 31, 2020 and 2019 include total revenue from Remington of $149.7 million and $47.3 million, respectively. In addition, our consolidated statements of operations for the years ended December 31, 2020 and 2019 include a net loss from Remington of $133.4 million and $626,000, respectively. Net loss for the year ended December 31, 2020 includes goodwill impairment of $121.0 million and impairment of trademarks of $5.5 million incurred in the first quarter of 2020. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
Sebago
On July 18, 2019, RED completed the acquisition of substantially all of the assets of Sebago, a provider of watersports activities and excursion services based in Key West, Florida. After giving effect to the transaction, Ashford Inc. owns an approximately 84% interest in the common equity of RED.
The purchase price consisted of approximately $2.5 million in cash (excluding transaction costs and working capital adjustments) funded by new RED term loans and $4.5 million in the form of Ashford Inc. common stock consisting of 135,366 shares issued on July 18, 2019 with an estimated fair value of approximately $4.5 million as of the acquisition date, subject to a six month stock consideration collar which the Company settled in the first quarter of 2020 with a cash payment of $1.0 million to the sellers of Sebago.
The acquisition of Sebago was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value measurements and disclosure framework. Key assumptions include cash flow projections of Sebago and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. In the third quarter of 2020, we finalized the valuation of the assets acquired and liabilities associated with the acquisition.
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
Results of Sebago
The results of operations of Sebago have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the years ended December 31, 2020 and 2019, include total revenue from Sebago of $4.9 million and $2.6 million, respectively. Our consolidated statements of operations for the years ended December 31, 2020 and 2019, include net loss of $256,000 and net income $162,000, respectively, from Sebago. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
BAV
On March 1, 2019, JSAV acquired a privately-held company, BAV. BAV is an audio visual rental, staging, and production company focused on meeting and special event services. As a result of the acquisition, our ownership interest in JSAV, which we consolidate under the voting interest model, increased from 85% to approximately 88%.
Pursuant to the asset purchase agreement, as amended on September 24, 2019, the purchase price consisted of: (i) $5.0 million in cash (excluding working capital adjustments) funded by an existing JSAV term loan; (ii) $3.5 million in the form of Ashford Inc. common stock consisting of 61,387 shares issued on March 1, 2019, with an estimated fair value of approximately $3.7 million as of the acquisition date; (iii) $500,000 payable in cash or Ashford Inc. common stock at our sole discretion to be issued 18 months after the acquisition date, subject to certain conditions; and (iv) contingent consideration related to the achievement of certain performance targets with an estimated fair value of approximately $1.4 million, payable, if earned, 12 to 18 months after the acquisition date.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the first quarter of 2020, BAV achieved the maximum $3.0 million performance target. We subsequently paid $2.4 million in cash to the sellers of BAV consisting of a $1.5 million payment on May 7, 2020, and a $900,000 payment on December 31, 2020. The Company elected to settle the remainder of the contingent consideration in the form of cash instead of Ashford Inc. common stock. Pursuant to the Second Amendment to the Asset Purchase Agreement, which was executed on May 6, 2020, the Company was provided a $250,000 discount upon the election of cash settlement. The final amount paid in January 2021, net of the discount, was $350,000. On November 24, 2020, the Company paid the $500,000 of consideration to the BAV sellers pursuant to the Third Amendment to the Asset Purchase Agreement, which was executed on November 4, 2020.
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
The acquisition of BAV was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections of BAV and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. In the first quarter of 2020, we finalized the valuation of the acquired assets and liabilities associated with the acquisition.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of BAV
The results of operations of BAV have been included in our results of operations since the acquisition date. Our consolidated statements of operations for the years ended December 31, 2020 and 2019, include total revenue from BAV of $4.5 million and $11.4 million, respectively. Our consolidated statements of operations for the years ended December 31, 2020 and 2019, include a net loss from BAV of $3.3 million and net income of $1.2 million, respectively. The unaudited pro forma results of operations, as if the acquisition had occurred on January 1, 2019, are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Remington, Sebago and BAV acquisitions had occurred and the indebtedness associated with those acquisitions was incurred on January 1, 2019, and the removal of $923,000 and $10.6 million of transaction costs directly attributable to the acquisitions (net of the incremental tax expense) for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Total revenues	$297,428	$558,664
Net income (loss)	(214,994)	(864)
Net income (loss) attributable to common stockholders	(246,553)	(34,010)

6. Goodwill and Intangible Assets, net
Impairment of Goodwill and Intangible Assets —During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recorded goodwill impairment charges of $180.8 million and intangible asset impairment charges of $8.0 million.
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. We engaged a third-party valuation expert to assist us in performing an interim quantitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of March 31, 2020. The fair value estimates for all reporting units were based on a blended analysis of the present value of future cash flows and the market value approach. See note 9.
Based on our quantitative assessment as of March 31, 2020, we determined that the fair values of Remington and Premier were less than the carrying values of these reporting units. The carrying value of Remington was reduced by a $5.5 million impairment of the Remington trademarks prior to assessing goodwill for impairment.
During the fourth quarter of 2020, we updated our goodwill impairment assessments and recorded impairment charges of $10.2 million related to our JSAV segment which represented all of its goodwill. We performed a detailed quantitative assessment of goodwill associated with our JSAV segment due to sustained under-performance and a less optimistic outlook of the segment’s forecasted operating results. The fair value estimate was based on the present value of future discounted cash flows. We also performed a qualitative assessment of goodwill associated with our Remington segment and concluded no impairment triggering event existed based on operating results consistent with the projections in the detailed quantitative assessment prepared in the first quarter of 2020.
All impairment charges were recorded in “impairment” on our consolidated statements of operations. As of December 31, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier and JSAV segments had no goodwill remaining.
Intangible Assets
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remington and JSAV segments which resulted from changes in estimated future revenues. We updated this assessment in the fourth quarter of 2020 and recorded an additional impairment charge of $340,000 related to the JSAV trademarks. The Remington and JSAV trademarks were written down to $4.9 million and $1.2 million, respectively, based on a valuation using the relief-from-royalty method.
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and December 31, 2019, are as follows (in thousands):

	Remington	Premier	JSAV	Corporate and Other	Consolidated
Balance at January 1, 2019	$—	$53,517	$5,384	$782	$59,683
Changes in goodwill:
Additions (1)	143,854	—	4,827	1,235	149,916
Adjustments (2)	—	(3,993)	—	—	(3,993)
Balance at December 31, 2019	143,854	49,524	10,211	2,017	205,606
Changes in goodwill:
Adjustments (3)	31,799	—	—	—	31,799
Impairments (4)	(121,048)	(49,524)	(10,211)	—	(180,783)
Balance at December 31, 2020	$54,605	$—	$—	$2,017	$56,622
________
(1) The addition of approximately $143.9 million, $4.8 million and $1.2 million related to the preliminary valuation of assets and liabilities related to the acquisition of Remington, JSAV’s acquisition of BAV and RED’s acquisition of Sebago, respectively. See note 5.
(2) The adjustment to Premier goodwill is the result of finalizing our valuation of the acquired assets and liabilities associated with the acquisition of Premier. See note 5.
(3) The adjustment to Remington goodwill relates to changes in our final valuation of the acquired assets and liabilities associated with the acquisition of Remington. See note 5.
(4) See explanation above of impairment charges recognized during the year ended December 31, 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net as of December 31, 2020 and December 31, 2019, are as follows (in thousands):

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts (1)	$107,600	$—	$(16,237)	$91,363	$148,500	$(2,436)	$146,064
Premier management contracts	194,000	—	(29,428)	164,572	194,000	(16,830)	177,170
JSAV customer relationships	9,319	—	(3,291)	6,028	9,319	(2,173)	7,146
RED boat slip rights	3,100	—	(225)	2,875	3,100	(70)	3,030
Pure Wellness customer relationships	175	—	(131)	44	175	(96)	79
Other	47	(37)	(10)	—	44	(3)	41
	$314,241	$(37)	$(49,322)	$264,882	$355,138	$(21,608)	$333,530

	Gross Carrying Amount	Impairment	Net Carrying Amount		Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$10,400	$(5,500)	$4,900		$10,300	$—	$10,300
JSAV trademarks	3,641	(2,481)	1,160		3,641	—	3,641
RED trademarks	490	—	490		490	—	490
	$14,531	$(7,981)	$6,550		$14,431	$—	$14,431
________
(1) In the first quarter of 2020, we finalized the valuation of the acquired assets and liabilities associated with the acquisition of Remington as of the acquisition date. The final fair value analysis resulted in a $40.9 million adjustment to reduce the value of the acquired management contracts to their estimated fair value and a corresponding increase to goodwill on our consolidated balance sheets. See note 5.
Amortization expense for definite-lived intangible assets was $27.7 million, $16.1 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	December 31, 2020	December 31, 2019
Term loan (7)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to2.25% or LIBOR (2) +3.00% to 3.25%	$33,688	$10,000
Term loan (5) (8)	JSAV	January 1, 2024	Prime Rate (4) + 1.25%	20,000	12,642
Revolving credit facility (5) (8)	JSAV	January 1, 2024	Prime Rate (4) + 1.25%	1,106	2,599
Equipment note (5) (8)	JSAV	See footnote (8)	One-Month LIBOR (3) + 3.25%	—	3,393
Draw term loan (5) (8)	JSAV	See footnote (8)	One-Month LIBOR (3) + 3.25%	—	1,750
Revolving credit facility (5) (10)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	100	45
Term loan (6) (11)	RED	October 5, 2025	Prime Rate (4) + 1.75%	571	605
Revolving credit facility (6) (12)	RED	August 5, 2021	Prime Rate (4) + 1.75%	247	106
Draw term loan (6) (13)	RED	June 5, 2027	Prime Rate (4) + 1.75%	1,375	1,400
Term loan (6) (14)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,584	1,636
Term loan (5) (15)	RED	July 17, 2029	6.00% (14)	1,663	1,674
Term loan (5) (16)	RED	July 17, 2023	6.50%	859	960
Draw term loan (5) (17)	RED	August 5, 2028	Prime Rate (4) + 2.00%	1,575	—
Notes payable				62,768	36,810
Capitalized default interest (9)				427	—
Deferred loan costs, net				(499)	(227)
Notes payable including capitalized default interest and deferred loan costs, net				62,696	36,583
Less current portion (18)				(5,347)	(3,550)
Notes payable, net - non-current				$57,349	$33,033
__________________
(1)     Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2)     Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3)     The one-month LIBOR rate was 0.14% and 1.76% at December 31, 2020 and December 31, 2019, respectively.
(4)     Prime Rate was 3.25% and 4.75% at December 31, 2020 and December 31, 2019, respectively.
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
(8)    On December 31, 2020, JSAV amended their credit agreement dated as of November 1, 2017 (the “JSAV Amendment”). As a result of the JSAV amendment, the credit agreement revised the maximum borrowing capacity of the revolving credit facility from $3.5 million to $3.0 million. The JSAV amendment additionally replaced JSAV’s previous term loan, draw term loan and equipment loans with a $20.0 million senior secured term loan. The JSAV amendment also extended the maturity date of JSAV’s obligations under the revolving credit facility and term loan to January 1, 2024, with the potential for a further one-year extension at JSAV’s option subject to satisfaction of certain conditions, including a payment of a

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of JSAV’s election to extend. Pursuant to the JSAV Amendment, JSAV’s obligations to comply with certain financial and other covenants were waived as discussed below.
As a result of the JSAV Amendment, amounts borrowed under the revolving credit facility and the term loan will bear interest at the prime rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. JSAV will pay a commitment fee of 1.5% of the term loan in installments, with the possibility that the last $100,000 installment, scheduled to be paid on December 31, 2022, be forgiven if JSAV’s obligations under the JSAV Amendment have been satisfied in full in advance of that date. The JSAV Amendment suspended payments of principal under the term loan through December 2021. Commencing January 1, 2022, JSAV will be required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. In connection with the credit agreement dated as of November 1, 2017, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at December 31, 2020 and December 31, 2019, was not material.
(9)    As of December 31, 2020, the Company determined the JSAV Amendment was considered a troubled debt restructuring due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the year ended December 31, 2020, as the carrying amount of the original loan was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructuring, all accrued default interest and late charges were capitalized into the JSAV term loan balance and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into long-term debt as of December 31, 2020, was $427,000.
(10)    On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. On July 20, 2020, Pure Wellness increased the line of credit to $250,000.
(11)    On March 23, 2018, RED entered into a term loan of $750,000.
(12)    On August 5, 2020, RED renewed its $250,000 revolving credit facility.
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
(18)    The current portion of “notes payable, net” primarily consists of $4.4 million related to our term loan which includes an expected increase in our quarterly principal payments from $438,000 to $1.8 million beginning in the third quarter of 2021 pursuant to our Term Loan Agreement’s fixed charge coverage ratio requirement, as discussed above.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2020, our $35 million Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was either in compliance with all covenants or other requirements or had any covenant violations waived by the lender. Additionally, upon execution of the credit amendment dated December 31, 2020, JSAV’s previous covenant violations for the fiscal quarters ended June 30, 2020 and September 30, 2020 were waived by the lender. The credit amendment also confirms that any direct material impact on the financial results and operations of JSAV arising from the March 13, 2020 declaration of the national emergency relating to COVID-19 and the federal, state and local measures related thereto will not be deemed to constitute a material adverse effect on JSAV for purposes of the credit agreement. The credit agreement additionally does not require JSAV to comply with financial and other covenants until March 31, 2023.
Due to the significant negative impact of COVID-19 on RED’s operations, RED’s loans were not in compliance with debt covenants pursuant to certain existing loan agreements as of December 31, 2020. Subsequent to the end of the year, RED’s covenant violations as of December 31, 2020 were waived by the lender. The Company does not expect RED will violate any loan covenants at RED’s next annual covenant reporting date of December 31, 2021. RED’s loans are secured by RED’s

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tangible assets and do not have recourse to Ashford Inc. with the exception of $3.8 million of debt held by the entity that conducts RED’s legacy U.S. Virgin Islands operations. See note 1.
In April of 2020, certain of our portfolio companies applied for and received loans from Key Bank, N.A., Comerica Bank and Centennial Bank under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All funds borrowed under the PPP were returned on or before May 7, 2020.
Maturities and scheduled amortization of long-term debt as of December 31, 2020, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2021	$5,585
2022	10,646
2023	11,630
2024	30,832
2025	713
Thereafter	3,362
Total	$62,768
8. Leases
We lease certain office space, warehouse facilities, vehicles and equipment under operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the years ended December 31, 2020, 2019 and 2018, we recorded $3.4 million, $2.0 million and $489,000 in rent expense related to our corporate office lease with RHC. The increase in rent expense for the years ended December 31, 2020 and 2019 are due to our acquisition of Remington in November of 2019 and the timing of the commencement date of our office lease with RHC in August of 2018, respectively. Operating lease obligations expire at various dates with the latest maturity in 2028. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Our acquisition of Remington Lodging in November of 2019 included a lease of a single hotel and convention center property in Marietta, Georgia, from the City of Marietta. The lease is considered to be a finance lease and resulted in an increase to “property and equipment, net” and “finance lease liabilities” of approximately $44.3 million and $40.1 million, respectively. In addition to our lease with the City of Marietta, we lease certain equipment and boat slips under finance leases. The net book value of these assets is included in “property and equipment, net” in our consolidated balance sheets. Amortization of assets under finance leases is included in “depreciation and amortization” expense in our consolidated statement of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 and 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$30,431	$31,699
Finance lease assets	Property and equipment, net	45,789	46,233
Total leased assets		$76,220	$77,932

Liabilities
Current
Operating	Operating lease liabilities	$3,691	$3,207
Finance	Finance lease liabilities	841	572
Noncurrent
Operating	Operating lease liabilities	26,881	28,519
Finance	Finance lease liabilities	43,143	41,482
Total leased liabilities		$74,556	$73,780
We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost
Rent expense	General and administrative	$5,327	$3,324
Rent expense	Cost of revenues for project management	—	127
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,458	384
Interest on lease liabilities	Interest expense	2,626	443
Total lease cost		$9,411	$4,278
For the year ended December 31, 2020 and 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,650	$2,021
Financing cash flows from finance leases	$785	627

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, future minimum lease payments on operating and financing leases were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$5,192	$3,490
2022	4,911	3,564
2023	4,743	4,561
2024	4,471	3,073
2025	3,938	2,956
Thereafter	16,570	83,402
Total minimum lease payments	$39,825	$101,046
Imputed interest	(9,253)	(57,062)
Present value of minimum lease payments	$30,572	$43,984
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

	December 31, 2020	December 31, 2019
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	9.93	10.95
Finance leases (2)	32.3	34.09
Weighted-average discount rate
Operating leases	5.2%	5.2%
Finance leases	6.2%	6.2%
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Assets
Restricted Investment:
Ashford Trust common stock	$88	(2)	$—		$—	$88
Braemar common stock	202	(2)	—		—	202
Total	$290		$—		$—	$290
Liabilities
Contingent consideration	$(1,735)	(1)	$—		$—	$(1,735)
Subsidiary compensation plan	—		(89)	(2)	—	(89)
Deferred compensation plan	(1,707)		—		—	(1,707)
Total	$(3,442)		$(89)		$—	$(3,531)
Net	$(3,152)		$(89)		$—	$(3,241)
__________________
(1) Represents the fair value of the contingent consideration liability of $1.7 million related to the stock consideration collar associated with JSAV’s acquisition of BAV. The contingent consideration liabilities are reported as “other current liabilities” in our consolidated balance sheets. See notes 1 and 5.
(2) The assets acquired in our acquisition of Remington Lodging included shares of common stock of Ashford Trust and Braemar purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through December 31, 2020, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
__________________
(1) Represents the fair value of the contingent consideration liability of $1.6 million related to the stock consideration collar associated with JSAV’s acquisition of BAV and $1.0 million related to the stock consideration collar associated with RED’s acquisition of Sebago. The contingent consideration liabilities related to BAV and Sebago are reported as “other current liabilities” in our consolidated balance sheets. See notes 1 and 5.
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of BAV, which is reported within “other current liabilities” in our consolidated balance sheets. See notes 1 and 5.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance at December 31, 2018	$—
Acquisitions (1)	(1,384)
Gains (losses) included in earnings (2)	(1,575)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at December 31, 2019	$(2,959)
Acquisitions	—
Gains (losses) included in earnings (2)	(41)
Dispositions and settlements	—
Transfers into/out of Level 3 (1)	3,000
Balance at December 31, 2020	$—
__________________
(1)    Includes JSAV’s initial contingent consideration associated with the acquisition of BAV in March of 2019. In the first quarter of 2020, BAV achieved the maximum $3.0 million performance target. We subsequently paid $2.4 million in cash to the sellers of BAV consisting of a $1.5 million payment on May 7, 2020, and a $900,000 payment on December 31, 2020. The Company elected to settle the remainder of the contingent consideration in the form of cash instead of Ashford Inc. common stock. Pursuant to the Second Amendment to the Asset Purchase Agreement, which was executed on May 6, 2020, the Company was provided a $250,000 discount upon the election of cash settlement. The final amount paid in January 2021, net of the discount, was $350,000. The liability of $350,000 as of December 31, 2020 owed to the sellers of BAV is reported in our consolidated balance sheets within “other liabilities.”
(2)     Fair value adjustment reported as “other” operating expense in our consolidated statements of operations.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Goodwill
During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recorded goodwill impairment charges of $180.8 million.
During the first quarter of 2020, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. We engaged a third-party valuation expert to assist us in performing an interim quantitative assessment in which we compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units were based on a blended analysis of the present value of future cash flows and the market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our cash flow assumptions were based on the actual historical performance of the reporting unit and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery due to the COVID-19 pandemic. The projected cash flows were based on management’s expectation of the timing of recovery from the economic downturn under various scenarios. The significant estimates used in the market approach model included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the first quarter of 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fourth quarter of 2020, we recorded goodwill impairment charges of $10.2 million related to our JSAV segment. We performed an annual quantitative assessment of goodwill for our JSAV segment due to sustained under-performance and a less optimistic outlook of the segment’s forecasted operating results. The fair value estimate was based on the present value of future discounted cash flows considered Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our cash flow assumptions were based on management’s expectation of the timing of recovery from the economic downturn. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the fourth quarter of 2020.
As of December 31, 2020, our Remington segment had $54.6 million goodwill remaining and our Premier and JSAV segments had no goodwill remaining. Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our remaining goodwill and intangible asset balances. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.
Indefinite-Lived Intangible Assets
As a result of the negative impact of the COVID-19 pandemic on our business, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues. We updated this assessment in the fourth quarter of 2020 and recorded an additional impairment charge of $340,000 related to the JSAV trademarks. The Remington and JSAV trademarks were written down to $4.9 million and $1.2 million, respectively, based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues.
Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, JSAV customer relationships and RED boat slip rights resulting from our acquisitions. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. Approximately $36,000 of impairment charges related to long-lived assets were recorded in 2020 based on the results of the recoverability tests.
Effect of Fair Value Measured Assets and Liabilities on Our Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gain (Loss) Recognized
	Year Ended December 31,
	2020	2019	2018
Assets
Restricted investment: (1)
Ashford Trust common stock	$(200)	$—	$—
Braemar common stock	(186)	—	—
Goodwill	(180,783)	—	—
Intangible assets, net	(8,018)	—	—
Property and equipment, net	(36)	—	(1,919)
Total	$(189,223)	$—	$(1,919)
Liabilities
Contingent consideration (2)	$(436)	$(4,244)	$(338)
Subsidiary compensation plan (3)	131	(47)	—
Deferred compensation plan (3)	3,012	5,732	8,444
Total	$2,707	$1,441	$8,106
Net	$(186,516)	$1,441	$6,187
__________________
(1)     Represents the realized loss on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
(2)     Represents the changes in fair value of the contingent consideration liabilities related to the level of achievement of certain performance targets and stock consideration collars associated with the acquisition of BAV. Changes in the fair value of contingent consideration are reported within “other” operating expense in our consolidated statements of operations. See note 5.
(3) Reported as a component of “salaries and benefits” in our consolidated statements of operations.
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2020
Equity securities (1)	$1,169	$—	$(879)	$290
__________________
(1)     Distribution of $195,000 of available-for-sale securities were recognized in the year ended December 31, 2020. Unrealized gains and losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our consolidated balance sheets.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2019
Equity securities (1)	$1,309	$—	$(114)	$1,195
__________________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)     No distributions of available-for-sale securities occurred as of December 31, 2019. Unrealized losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our consolidated balance sheets.
10. Summary of Fair Value of Financial Instruments
Certain of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$290	$290	$1,195	$1,195
Financial liabilities measured at fair value:
Deferred compensation plan	$1,707	$1,707	$4,729	$4,729
Contingent consideration	1,735	1,735	5,627	5,627
Financial assets not measured at fair value:
Cash and cash equivalents	$45,270	$45,270	$35,349	$35,349
Restricted cash	37,396	37,396	17,900	17,900
Accounts receivable, net	3,458	3,458	7,241	7,241
Due from affiliates	353	353	357	357
Due from Ashford Trust	13,198	13,198	4,805	4,805
Due from Braemar	2,142	2,142	1,591	1,591
Investments in unconsolidated entities	3,687	3,687	3,476	3,476
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$40,378	$40,378	$39,160	$39,160
Dividends payable	16,280	16,280	4,725	4,725
Due to affiliates	1,471	1,471	1,011	1,011
Other liabilities	28,170	28,170	13,868	13,868
Notes payable	62,768	59,629 to 65,906	36,810	34,705 to 38,359
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
Contingent consideration. The liability associated with JSAV’s acquisition of BAV is carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our consolidated statements of operations. This is considered a Level 1 valuation technique. See note 9.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes payable. The fair value of notes payable is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.
11. Commitments and Contingencies
Purchase Commitment—As of December 31, 2020, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
Contingent Consideration—We had total acquisition-related contingent consideration liabilities outstanding of approximately $2.1 million and $5.6 million as of December 31, 2020 and 2019, respectively, primarily related to the level of achievement of certain performance targets and stock consideration collars. See notes 5 and 9.
Litigation—In June 2020, each of the Company, Braemar, Ashford Trust, and Lismore, a subsidiary of the Company (collectively with the Company, Braemar, Ashford Trust and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (i) related party transactions among the Ashford Companies (including the Ashford Trust Agreement and the Braemar Agreement pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (ii) the Company’s accounting policies, procedures and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, received an administrative subpoena from the SEC requesting testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.
A class action lawsuit has been filed against one of the Company’s subsidiaries alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members have until April 4, 2021 to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2020, no amounts have been accrued.
We are also engaged in other various legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the American with Disabilities Act, the Unruh Civil Rights Act, and the Occupational Safety and Health Administration), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. For matters that are not covered by insurance, we realize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings, and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Income Taxes
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax benefit at federal statutory income tax rate	$48,534	$2,955	$534
State income tax expense, net of federal income tax benefit	2,675	(1,768)	804
Income passed through to common unit holders and noncontrolling interests	94	38	(36)
Permanent differences	(1,397)	(1,299)	(66)
Nondeductible impairment of goodwill	(35,820)	—	—
Valuation allowance	(1,051)	(1,043)	8,887
Other	1,220	(423)	241
Total income tax (expense) benefit	$14,255	$(1,540)	$10,364
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(7,116)	$(1,309)	$(439)
Foreign	25	(809)	(437)
State	(1,064)	(1,352)	(1,000)
Total current	(8,155)	(3,470)	(1,876)
Deferred:
Federal	17,938	2,828	10,646
Foreign	136	(189)	—
State	4,336	(709)	1,594
Total deferred	22,410	1,930	12,240
Total income tax (expense) benefit	$14,255	$(1,540)	$10,364
Interest and penalties of $0, $11,000 and $6,000 were paid or were due to taxing authorities for the years ended December 31, 2020, 2019 and 2018, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020 and 2019, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$(490)	$(431)
Investments in unconsolidated entities and joint ventures	1,620	(2,430)
Capitalized acquisition costs	5,547	6,139
Deferred compensation	535	1,269
Accrued expenses	4,896	2,573
Equity-based compensation	9,764	8,722
Property and equipment	(2,664)	(7,940)
Intangibles	(58,656)	(79,295)
Deferred revenue	1,822	2,377
Net operating loss	5,585	4,307
Deferred tax asset (liability)	(32,041)	(64,709)
Valuation allowance	(5,863)	(4,812)
Net deferred tax asset (liability)	$(37,904)	$(69,521)
As of December 31, 2020, the Company has net operating loss carryforwards of approximately $24.3 million for tax purposes, which will be available to offset future taxable income, subject to certain limitations. If not used, $2.5 million and $3.4 million will expire in 2036 and 2037, respectively. The remaining $18.4 million of net operating losses have an indefinite carryforward period.
We evaluate the recoverability of our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis utilized in determining the valuation allowance involves considerable judgment and assumptions
During the third quarter of 2018, we determined that it was more likely than not that we would realize a significant portion of our deferred tax assets because we recorded a $43.7 million deferred tax liability in the third quarter of 2018, and the future reversal of deferred tax liabilities is a source of future taxable income that allows us to utilize our deferred tax assets. Accordingly, in the third quarter of 2018, we reversed the valuation allowance on our deferred tax assets by recording a $15.1 million deferred income tax benefit in the consolidated statement of operations. The deferred tax liability related to our Premier acquisition which totaled $43.7 million is the result of recording our book basis in Premier's acquired intangible assets at fair value while the tax basis of these assets was recorded using the seller's carryover basis, which is lower than fair value.
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
At December 31, 2020, there is a full valuation allowance on the deferred tax assets related to JSAV’s operations in Mexico and the Dominican Republic and OpenKey totaling $5.8 million.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$471	$—	$—
Gross increases for tax positions of prior years	—	218	—
Gross decreases for tax positions of prior years	(471)	—	—
Gross increases for tax positions of current year	—	253	—
Gross decreases for tax positions of current year	—	—	—
Settlements with taxing authorities	—	—	—
Statute of limitations expirations	—	—	—
Balance at the end of year	$—	$471	$—
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $0 as of December 31, 2020. The Company’s policy is to record penalty and interest as a component of income tax expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning November 1, 2017, in Mexico and the Dominican Republic. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
13. Equity (Deficit)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2020	2019	2018
(Income) loss allocated to noncontrolling interests:
JSAV	$—	$—	$58
OpenKey	670	624	826
RED	412	(105)	68
Pure Wellness	75	(9)	(28)
Other	21	26	—
Total net (income) loss allocated to noncontrolling interests	$1,178	$536	$924

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
A summary of the activity of the member interest units is as follow (in thousands):

	Year Ended December 31,
	2020	2019	2018
Units outstanding at beginning of year	4	4	4
Units redeemed for cash	—	—	—
Units outstanding at end of year	4	4	4
Units convertible/redeemable at end of year	4	4	4
Redeemable noncontrolling interest in other subsidiary common stock represented redeemable ownership interests in our consolidated subsidiaries, JSAV and OpenKey, for the years ended December 31, 2020 and 2019. See also notes 2, 5, 13 and 17 to our consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$432	$54	$(9)
JSAV	1,148	247	361
OpenKey	665	682	1,086
Total net (income) loss allocated to redeemable noncontrolling interests	$2,245	$983	$1,438
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our consolidated balance sheets. For the years ended December 31, 2020 and 2019, we recorded $2.9 million and $1.9 million, respectively, of amortization related to preferred stock discounts.
On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020. As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million which relates to the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $16.3 million at December 31, 2020, are recorded as a liability in our consolidated balance sheets as “dividends payable”.
Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Preferred dividends - declared	$15,815	$14,435	$4,466
Preferred dividends per share - declared	$0.8271	$1.4775	$0.5500
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	December 31, 2020	December 31, 2019
Aggregate preferred dividends - undeclared	$16,280	$—
Aggregate preferred dividends - undeclared per share	$0.8515	$—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 2,162,745 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2020, 1,139 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 682,139 shares of our common stock, or securities convertible into 682,139 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2021.
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our consolidated statements of operations. The components of equity-based compensation expense for the year ended December 31, 2020 and 2019 are presented below by award type (in thousands):

	Year Ended December 31,
	2020	2019	2018
Equity-based compensation
Stock option amortization (1)	$4,347	$8,313	$9,580
Employee equity grant expense (2)	787	95	—
Director and other non-employee equity grants expense (3)	428	466	439
Total equity-based compensation	$5,562	$8,874	$10,019

Other equity-based compensation
REIT equity-based compensation (4)	$17,325	$25,987	$31,899
	$22,887	$34,861	$41,918
________
(1)    As of December 31, 2020, the Company had approximately $3.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 0.7 years. The year ended December 31, 2020, includes the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020.
(2)    As of December 31, 2020, the Company had approximately $1.8 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.0 years. Effective as of May 15, 2020, employee equity grant expense additionally includes common stock issued to Mr. Monty J. Bennett at fair value in lieu of cash for payment of his base salary pursuant to the Company’s 2014 Incentive Plan, as amended. See note 1.
(3)    Grants of stock, restricted stock and stock units to independent directors and other non-employees are recorded at fair value based on the market price of our shares at grant date, and this amount is expensed in “general and administrative” expense. See “Equity-based Compensation” in note 2.
(4)    REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” and is associated with equity grants of Ashford Trust’s and Braemar’s common stock and LTIP units awarded to our officers and employees. See notes 2 and 17.
As of December 31, 2020, we had outstanding stock option awards and restricted stock awards, as follows:
Stock Options—The Company did not grant any stock option grants during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, we granted 300,000 and 267,000 stock options to employees with grant date fair values of, $7.9 million and $10.4 million, respectively. The grant price of the options was the market value of our stock on the date of grant. The options vest three years from the grant date with a maximum option term of ten years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We were not able to use the “simplified” method as described in SAB 107 and 110 because the options remain exercisable for the full contractual term upon termination. Therefore, we used an adjusted simplified method, where any options expected to be forfeited over the term of the option were assumed to be exercised at full term and all other options were assumed to be exercised at the midpoint

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the average time-to-vest and the full contractual term. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate volatility, we utilized the weighted average of our own stock price volatility based on daily data points over our full trading history and the average of the most recent historical volatilities of our peer group commensurate with the option’s expected life (or full history if the peer had insufficient trading history).
The weighted average assumptions used to value grant options are detailed below:

	Year Ended December 31,
	2019	2018
Weighted-average grant date fair value	$26.42	$38.93
Weighted average assumptions used:
Expected volatility	39.0%	35.8%
Expected term (in years)	6.5	6.5
Risk-free interest rate	2.6%	2.7%
Expected dividend yield	—%	—%
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2018	972	$62.17	7.67	$29,974
Granted	267	94.96	10.00	—
Exercised	—	45.59	7.53	3
Forfeited, canceled or expired	(3)	62.28	8.82	7
Outstanding, December 31, 2018	1,236	$69.26	7.21	$2,126
Granted	300	61.12	10.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(2)	70.67	9.10	—
Outstanding, December 31, 2019	1,534	67.66	6.79	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(100)	73.39	8.11	—
Outstanding, December 31, 2020	1,434	67.26	5.67	—
Options exercisable at December 31, 2020	986	$63.46	4.72	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2020, the Company had approximately $3.1 million of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 0.7 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock—A summary of our restricted stock activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2020		2019		2018
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	—	$—	—	$—	—	$—
Restricted shares granted (1)	686	7.43	5	31.79	6	73.02
Restricted shares vested	(417)	5.78	(5)	31.79	(6)	73.02
Restricted shares forfeited	(28)	10.28	—	—	—	—
Outstanding at end of year	241	$10.45	—	$—	—	$—
________
(1) Equity-based compensation expense of $1.0 million, $150,000 and $405,000 was recognized in connection with stock grants of 390,000, 5,000 and 6,000 to our employees and independent directors for the years ended December 31, 2020, 2019 and 2018, respectively. Restricted shares vested for the year ended December 31, 2020 includes 296,000 shares related to the payment of 25% of the 2019 annual bonuses awarded to certain executive officers of the Company, including the Company’s named executive officers, which was delayed beyond their standard payment date in March 2020. Restricted shares that vested for the year ended December 31, 2020 had a fair value of $2.4 million at the date of vesting.
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
A summary of our DSU activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2020		2019
	DSUs	Weighted Average Price Per Share at Grant	DSUs	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	7	$31.79	—	$—
DSUs granted (1)	37	6.12	7	31.79
DSUs settled	(1)	31.79	—	—
Outstanding at end of year	43	$9.67	7	$31.79
________
(1) Equity-based compensation expense of $225,000 and $225,000 was recognized in connection with grants of 37,000 and 7,000 immediately vested DSUs to our independent directors for the years ended December 31, 2020 and 2019, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans
Deferred Compensation Plan—We administer a non-qualified deferred compensation plan (“DCP”) for certain executive officers. The plan allowed participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. For the periods the DCP was administered by Ashford Trust, the participants elected Ashford Trust common stock as their investment option. In accordance with the applicable authoritative accounting guidance, the deferred amounts and any dividends earned received equity treatment and were included in additional paid-in capital. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our consolidated statements of operations and comprehensive income (loss).
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2020	2019	2018
Change in fair value
Unrealized gain (loss)	$3,012	$5,732	$8,444

Distributions
Fair value (1)	$11	$113	$241
Shares (1)	1	3	3
________
(1)    Distributions made to one participant.
As of December 31, 2020 and December 31, 2019 the carrying value of the DCP liability was $1.7 million and $4.7 million, respectively.
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
Due to the significant negative impact on the Company’s operations and financial results from COVID-19, Ashford LLC and our consolidated subsidiaries no longer offer the company matches to their respective 401(k) programs beginning in the second quarter of 2020. For the years ended December 31, 2020, 2019 and 2018, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $884,000, $867,000, and $446,000, respectively. For the years ended December 31, 2020, 2019 and 2018, “cost of revenues for project management” on our consolidated statements of operations included matching expense of $46,000, $169,000 and $47,000, respectively.
Subsidiary Compensation Plan—Our Remington subsidiary has an employee compensation plan under which it awards to employees, subject to vesting, shares of Ashford Trust and Braemar common stock, which were purchased on the open market. The compensation plan liability is based on ratably accrued vested shares through December 31, 2020, which are exercisable upon vesting. As of December 31, 2020 and 2019, the subsidiary compensation plan accrued liability in the amount of $89,000 and $415,000, respectively, was recorded in “accounts payable and accrued expenses” in our consolidated balance sheets. For the year ended December 31, 2020 and 2019, the related gain of $131,000 and loss of $47,000, respectively, incurred

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsequent to our acquisition of Remington in November 2019, was included in “salaries and benefits” in our consolidated statements of operations. See note 9.
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
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement.
At December 31, 2020, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record advisory revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “reimbursed expenses.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in our advisory agreement.
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
Further, Ashford Trust entered into hotel master management agreements with Remington Lodging (then wholly-owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by Ashford Trust in 2003, as amended, and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2006. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Ashford Trust’s TRSs by Remington Lodging by entering into the Consolidated, Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018 (the “Ashford Trust Master Hotel management Agreement”).
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
On March 20, 2020, Lismore, a wholly owned subsidiary of the Company, entered into the Ashford Trust Agreement. Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
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
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the year ended December 31, 2020, the Company recognized revenue of $5.7 million. As of December 31, 2020, the Company recorded $7.3 million as deferred income of which $680,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On October 16, 2020, the independent members of the Board provided Ashford Trust a 30-day deferral on the payment of: (i) approximately $3.0 million in base advisory fees due to the Company with respect to the month of October 2020; (ii) approximately $1.0 million in reimbursable expenses due to the Company with respect to the month of October 2020, payable under the amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP; and (iii) $3.0 million of success fees earned by Lismore in the third quarter of 2020. The Board also accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Ashford Trust Agreement. In addition, the independent members of the Board provided to Ashford Trust a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of the success fee deferrals.
On November 5, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral on the payment of base advisory fees with respect to October 2020 in the amount of approximately $3.0 million that were previously deferred on October 16, 2020; (ii) a deferral on the payment of approximately $3.0 million of success fees earned by Lismore that were previously deferred on October 16, 2020; (iii) a deferral on the payment of approximately $3.0 million in base advisory fees due to the Company with respect to the month of November 2020; (iv) a deferral on the payment of any Lismore success fees that may be earned during November 2020, such that each such deferred payment shall be due and payable on December 1, 2020; and (v) a limited waiver of any claim against Ashford Trust and Ashford Trust’s affiliates, and each of their officers and directors, for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of the fee deferrals. In addition, the independent members of the Board waived the obligation of Ashford Trust to replace the FF&E owned by the Company at Ashford Trust’s Embassy Suites New York Manhattan Times Square hotel that was lost when Ashford Trust consummated a deed-in-lieu of foreclosure transaction with the mezzanine lender. The Company recorded a related loss on disposal of FF&E of $6.4 million within “other” operating expense in our consolidated statements of operations for the year ended December 31, 2020. See “ERFP Commitments” below.
On November 26, 2020, the independent members of the Board provided Ashford Trust: (i) a deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020 and November 2020; (ii) a deferral of approximately $3.0 million in base advisory fees with respect to the month of December 2020; (iii) a deferral of the payment of Lismore success fees that were previously deferred for the months of October 2020 and November 2020; (iv) a deferral of any Lismore success fees for the month of December 2020. The foregoing payments will now be due and payable on January 4, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.
On January 4, 2021, the independent members of the Board provided Ashford Trust: (i) a deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (ii) a deferral of approximately $2.8 million in base advisory fees with respect to the month of January 2021; (iii) a deferral of the payment of Lismore success fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (iv) a deferral of any Lismore success fees for the month of January 2021. The foregoing payments will now be due and payable on January 11, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.
On January 11, 2021, the independent members of the Board provided Ashford Trust an additional deferral of the base advisory fees and any Lismore success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of Credit Agreement between Ashford Trust and Oaktree. On January 11, 2021, the Board provided Ashford Trust with the foregoing request. Additionally, the Board waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferral. In accordance with the terms of the previously disclosed deferrals, Ashford Trust paid the Company $14.4 million on January 15, 2021.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee (7)	$34,744	$32,486	$35,482
Incentive advisory fee (1)	—	—	1,809
Total advisory services revenue	34,744	32,486	37,291

Hotel management:
Base management fees	15,923	3,796	—
Incentive management fees	—	434	—
Total hotel management revenue (2)	15,923	4,230	—

Project management revenue (3)	4,964	16,587	5,821
Audio visual revenue (4)	—	—	88

Other revenue
Debt placement and related fees (5)	5,853	1,294	5,094
Claims management services (6)	118	75	76
Lease revenue (7)	—	3,783	670
Other services (8)	1,496	1,784	1,968
Total other revenue	7,467	6,936	7,808

Cost reimbursement revenue	140,242	71,479	35,581

Total revenues	$203,340	$131,718	$86,589

REVENUES BY SEGMENT (9)
REIT advisory	$50,574	$63,345	$72,343
Remington	136,600	44,394	—
Premier	6,800	20,004	7,096
JSAV	—	—	88
OpenKey	234	111	97
Corporate and other	9,132	3,864	6,965
Total revenues	$203,340	$131,718	86,589

COST OF REVENUES
Cost of audio visual revenues (4)	$2,241	$7,438	$3,444

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$5,123	$16,897	$7,853
________
(1)    Incentive advisory fee for the year ended December 31, 2018, includes the third year installment of the 2016 incentive advisory fee, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Ashford Trust advisory agreement. Ashford Trust’s annual total stockholder return has not met the incentive fee threshold in any of the annual measurement periods subsequent to the 2016 measurement period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)    Hotel management revenue is reported within our Remington segment. Base management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). See note 3 for discussion of the hotel management revenue recognition policy.
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
(5)    Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(6)    Claims management services include revenue earned from providing insurance claim assessment and administration services.
(7)    In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust, we lease FF&E to Ashford Trust rent-free. Our ERFP leases entered into in 2018 commenced on December 31, 2018. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the year ended December 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
(8)    Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness.
(9)    See note 19 for discussion of segment reporting.
The following table summarizes amounts due (to) from Ashford Trust, net at December 31, 2020 and 2019 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2020	December 31, 2019
Ashford LLC	$9,152	$(621)
AIM	(111)	82
Remington	498	2,093
Premier	(268)	1,882
JSAV	136	1,070
OpenKey	12	2
Pure Wellness	359	297
Lismore	3,420	—
Due from Ashford Trust	$13,198	$4,805
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On March 20, 2020, Lismore entered into the Braemar Agreement. Pursuant to the Braemar Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Braemar on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels. For the purposes of the Braemar Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings, of the Braemar Financings calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing. For the year ended December 31, 2020, the Company recognized revenue of $2.6 million. As of December 31, 2020, the Company recorded $1.6 million as deferred income of which $682,000 is subject to claw back. The deferred income related to the various Lismore fees described above will be recognized over the 12 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the revenues related to Braemar (in thousands):

	Year Ended December 31,
	2020	2019	2018
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee (8)	$9,981	$10,499	$9,423
Incentive advisory fee (1)	—	678	678
Other advisory revenue (2)	522	521	521
Total advisory services revenue	10,503	11,698	10,622

Hotel management:
Base management fees	1,037	248	—
Incentive management fees	—	38	—
Total hotel management revenue (3)	1,037	286	—

Project management revenue (4)	2,127	8,547	2,979
Audio visual revenue (5)	—	—	—

Other revenue
Debt placement and related fees (6)	2,559	704	999
Claims management services (7)	108	135	137
Lease revenue (8)	—	335	335
Other services (9)	1,140	1,277	857
Total other revenue	3,807	2,451	2,328

Cost reimbursement revenue	19,908	13,556	8,927

Total revenues	$37,382	$36,538	$24,856

REVENUES BY SEGMENT (10)
REIT advisory	$19,581	$21,334	$19,507
Remington	10,534	2,754	—
Premier	2,848	10,123	3,493
OpenKey	84	52	29
Corporate and other	4,335	2,275	1,827
Total revenues	$37,382	$36,538	$24,856

COST OF REVENUES
Cost of audio visual revenues (5)	$495	$561	$3

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$1,151	$1,329	$7
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)     During the year ended December 31, 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement, as stated in the Braemar advisory agreement, related to the third year installment of Braemar’s 2018 incentive advisory fee. As such, the Company did not recognize any incentive fee revenue related to Braemar in the year ended December 31, 2020. Incentive advisory fee for the year ended December 31, 2019, includes the pro-rata portion of the second year installment of the 2018 incentive advisory fee, which was paid in January 2020. Incentive advisory fee for the year ended December 31, 2018, includes the first year installment of the 2018 incentive advisory fee, which was paid in January 2019. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020, 2019 and 2017 measurement periods. See note 3.
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
(8)    In connection with our legacy key money transaction with Braemar which commenced prior to 2019, we lease FF&E to Braemar rent-free. Consistent with our accounting treatment prior to adopting ASU 2016-02, other revenue for the year ended December 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
(9)    Other services revenue is primarily associated with other hotel products and services, such as mobile key applications, marine vessel transportation and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey, RED and Pure Wellness.
(10)    See note 19 for discussion of segment reporting.
The following table summarizes amounts due (to) from Braemar, net at December 31, 2020 and 2019 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2020	December 31, 2019
Ashford LLC	$1,978	$659
Remington	(162)	(99)
Premier	179	750
JSAV	2	173
OpenKey	3	—
RED	142	105
Pure Wellness	—	3
Due from Braemar	$2,142	$1,591

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company will pay each REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which will be subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements require that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the respective REITs’ acquisition of the hotel property. The Company recognizes the related depreciation tax deduction at the time such FF&E is purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E being purchased and placed into service is subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
On March 13, 2020, the Company entered into the Extension Agreement, related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of December 31, 2020 and December 31, 2019, has been extended from January 22, 2021 to December 31, 2022. As of March 31, 2020, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 11.
On August 19, 2020, Ashford Trust sold the Embassy Suites New York Manhattan Times Square. The hotel contained FF&E with a net book value of $6.4 million which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. On November 4, 2020, the independent members of the Board waived the requirement for Ashford Trust to provide replacement FF&E. As a result, the Company recorded a loss on disposal of FF&E of $6.4 million within “other” operating expense in our consolidated statements of operations for the year ended December 31, 2020.
On November 25, 2020, the Ashford Trust board of directors granted the Company in its sole and absolute discretion, the right to set-off against the remaining ERFP commitment of $11.4 million, the fees pursuant to the advisory agreement and Ashford Trust Agreement that have been or may be deferred by Ashford Inc. No fees relating to the advisory agreement and Ashford Trust Agreement were set-off against the remaining ERFP commitment as of December 31, 2020.
For the year ended December 31, 2020, Braemar purchased FF&E from the Company for $1.8 million upon expiration of the underlying leases of FF&E under the Braemar ERFP Agreement and legacy key money agreements. The Company recorded a loss on sale of the FF&E of $1.6 million which is included within “other” operating expense in our consolidated statement of operations for the year ended December 31, 2020.
Ashford Securities—On September 25, 2019, the Company announced the formation of Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. These costs were allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “Initial True-up Date”) between Ashford Trust and Braemar whereby the actual expense reimbursements paid by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 31, 2020, an Amended and Restated Contribution Agreement was entered into by the Company, Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among the Company, Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by the Company, Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among the Company, Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Additionally, Braemar’s aggregate capital contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.8 million unless otherwise agreed to in writing by Braemar.
As of December 31, 2020, Ashford Trust and Braemar have funded approximately $3.0 million and $996,000, respectively. The Company recognized $2.0 million and $896,000 of cost reimbursement revenue from Ashford Trust for the years ended December 31, 2020 and 2019, respectively, in our consolidated statements of operations. The Company recognized $719,000 and $347,000 of cost reimbursement revenue from Braemar for the years ended December 31, 2020 and 2019, respectively, in our consolidated statements of operations.
Other Related Party Transactions—Prior to our acquisition of Remington Lodging, we reimbursed Remington Lodging and its subsidiaries, which were beneficially owned by Mr. Monty J. Bennett, our chairman and chief executive officer and Mr. Archie Bennett, Jr., Ashford Trust’s chairman emeritus, for various overhead expenses, including rent, payroll, office supplies, travel and accounting. These charges were allocated based on various methodologies, including headcount and actual amounts incurred, and the allocations were approved quarterly by Ashford Inc. and Remington Lodging management. Reimbursements prior to our November 6, 2019 acquisition of Remington Lodging are included in “general and administrative” and “cost of revenues for project management” expenses on the consolidated statements of operations. The charges totaled $6.6 million for the years ended December 31, 2019 and 2018, respectively. The amounts due under these arrangements as of December 31, 2019, were included in “due to affiliates” on our consolidated balance sheets.
Ashford Trust held a 17.52% and 17.00% noncontrolling interest in OpenKey, and Braemar held an 8.18% and 8.58% noncontrolling interest in OpenKey as of December 31, 2020 and 2019, respectively. Ashford Trust invested $431,000, $647,000 and $667,000 in OpenKey during the years ended December 31, 2020, 2019 and 2018, respectively. Braemar invested $26,000, $332,000 and $2.0 million in OpenKey during the years ended December 31, 2020, 2019 and 2018, respectively. See also notes 1, 2, 13, and 14.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into in connection with Company’s acquisition of Remington Lodging from the Bennetts in November 2019. The gross amount of expenses and reimbursements for these transition services for the years ended December 31, 2020 and 2019 was $387,000 and $73,000, respectively.
Premier, a subsidiary of the Company, provides, from time to time, project management services to Mr. Monty J. Bennett related to the construction or maintenance of Mr. Bennett’s personal residential properties for which we are reimbursed. The gross amount of expenses and reimbursements for these project management services for the year ended December 31, 2020 and 2019 were $42,000 and $223,000.
The expenses and reimbursements for transition services and project management services are recorded on a net basis and, therefore, the reimbursed activity does not impact our consolidated statements of operations for the years ended December 31, 2020 and 2019.
An officer of JSAV owned the JSAV headquarters property including the adjoining warehouse space through December 2020 when it was sold to a third party. JSAV leases this property for $307,000 per year, with escalating lease payments based on increases in the Consumer Price Index. Rental expense for the years ended December 31, 2020, 2019 and 2018 was $308,000, $307,000, and $335,000, respectively.
At the beginning of each year, Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liabilities” in our consolidated balance sheets. See note 2.
18. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(212,365)	$(13,855)	$10,182
Less: Dividends on preferred stock, declared and undeclared (1)	(32,095)	(14,435)	(4,466)
Less: Amortization of preferred stock discount	(2,887)	(1,928)	(730)
Add: Deemed Contribution on preferred stock	—	1,161	—
Less: Undistributed net (income) allocated to unvested shares	—	—	(21)
Undistributed net income (loss) allocated to common stockholders	(247,347)	(29,057)	4,965
Distributed and undistributed net income (loss) - basic	$(247,347)	$(29,057)	$4,965
Effect of deferred compensation plan	—	(5,732)	(8,444)
Effect of incremental subsidiary shares	—	—	(1,447)
Distributed and undistributed net income (loss) - diluted	$(247,347)	$(34,789)	$(4,926)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,284	2,416	2,170
Effect of deferred compensation plan shares	—	152	103
Effect of incremental subsidiary shares	—	—	59
Weighted average common shares outstanding – diluted	2,284	2,568	2,332

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(108.30)	$(12.03)	$2.29
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(108.30)	$(13.55)	$(2.11)
________
(1)     As of December 31, 2020, the Company had aggregate undeclared preferred stock dividends of approximately $16.3 million. Undeclared dividends were deducted to arrive at net income attributable to common stockholders. See note 14.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to unvested restricted shares	$—	$—	$21
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(432)	(54)	9
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(1,813)	(929)	—
Deemed contribution on preferred stock	—	(1,161)	—
Dividends on preferred stock, declared and undeclared	32,095	14,435	4,466
Amortization of preferred stock discount	2,887	1,928	730
Total	$32,737	$14,219	$5,226
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	23	11	9
Effect of assumed exercise of stock options	—	20	163
Effect of assumed conversion of Ashford Holdings units	4	4	4
Effect of incremental subsidiary shares	504	159	—
Effect of assumed conversion of preferred stock	4,111	1,837	575
Total	4,642	2,031	751
19. Segment Reporting
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain information concerning our segments for the years ended December 31, 2020, 2019, and 2018 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Year Ended December 31, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$45,247	$—	$—	$—	$—	$—	$45,247
Hotel management fees	—	17,126	—	—	—	—	17,126
Project management fees	—	—	8,936	—	—	—	8,936
Audio visual	—	—	—	37,881	—	—	37,881
Other	237	—	—	—	1,479	23,886	25,602
Cost reimbursement revenue (1)	24,685	132,547	2,668	—	—	2,736	162,636
Total revenues	70,169	149,673	11,604	37,881	1,479	26,622	297,428
EXPENSES
Depreciation and amortization	9,131	13,943	12,628	1,968	19	2,268	39,957
Impairment	—	126,548	49,524	12,692	—	73	188,837
Other operating expenses (2)	8,035	12,751	7,930	45,125	4,044	52,101	129,986
Reimbursed expenses (1)	24,627	132,547	2,668	—	—	2,736	162,578
Total operating expenses	41,793	285,789	72,750	59,785	4,063	57,178	521,358
OPERATING INCOME (LOSS)	28,376	(136,116)	(61,146)	(21,904)	(2,584)	(30,556)	(223,930)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	212	212
Interest expense	—	—	—	(1,253)	—	(4,136)	(5,389)
Amortization of loan costs	—	—	—	(57)	—	(261)	(318)
Interest income	—	—	—	—	—	32	32
Realized gain (loss) on investments	—	(386)	—	—	—	—	(386)
Other income (expense)	—	27	—	(48)	(6)	(237)	(264)
INCOME (LOSS) BEFORE INCOME TAXES	28,376	(136,475)	(61,146)	(23,262)	(2,590)	(34,946)	(230,043)
Income tax (expense) benefit	(8,066)	3,108	3,267	5,060	—	10,886	14,255
NET INCOME (LOSS)	$20,310	$(133,367)	$(57,879)	$(18,202)	$(2,590)	$(24,060)	$(215,788)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $9.4 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$44,184	$—	$—	$—	$—	$—	$44,184
Hotel management	—	4,526	—	—	—	—	4,526
Project management fees	—	—	25,584	—	—	—	25,584
Audio visual	—	—	—	110,609	—	—	110,609
Other	4,349	—	—	—	987	15,843	21,179
Cost reimbursement revenue	36,168	42,761	4,996	—	—	1,243	85,168
Total revenues	84,701	47,287	30,580	110,609	987	17,086	291,250
EXPENSES
Depreciation and amortization	6,778	2,459	12,494	1,995	27	789	24,542
Other operating expenses (2)	—	2,555	11,821	110,815	3,399	64,705	193,295
Reimbursed expenses (1)	35,643	42,761	4,996	—	—	1,243	84,643
Total operating expenses	42,421	47,775	29,311	112,810	3,426	66,737	302,480
OPERATING INCOME (LOSS)	42,280	(488)	1,269	(2,201)	(2,439)	(49,651)	(11,230)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	(286)	(286)
Interest expense	—	—	—	(1,114)	(2)	(943)	(2,059)
Amortization of loan costs	—	—	—	(55)	(35)	(218)	(308)
Interest income	—	—	—	—	—	46	46
Other income (expense)	—	2	—	30	19	(48)	3
INCOME (LOSS) BEFORE INCOME TAXES	42,280	(486)	1,269	(3,340)	(2,457)	(51,100)	(13,834)
Income tax (expense) benefit	(9,861)	(140)	(1,248)	271	—	9,438	(1,540)
NET INCOME (LOSS)	$32,419	$(626)	$21	$(3,069)	$(2,457)	$(41,662)	$(15,374)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $1.4 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for project management, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
20. Concentration of Risk
During the years ended December 31, 2020, 2019 and 2018, our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Braemar. Additionally, Remington, Premier, OpenKey, RED, Pure Wellness and Lismore generated revenues through contracts with Ashford Trust and Braemar, as summarized in the table below, stated as a percentage of the consolidated subsidiaries’ total revenues:

	Year Ended December 31,
	2020	2019	2018
Percentage of total revenues from Ashford Trust and Braemar (1)
Remington	98.3%	99.7%	—%
Premier	83.1%	98.5%	99.6%
JSAV (2)	16.6%	18.4%	9.8%
OpenKey	21.5%	16.5%	12.6%
RED	9.8%	10.8%	51.7%
Pure Wellness	73.7%	60.1%	58.8%
Lismore	100.0%	100.0%	100.0%
________
(1)See note 17 for details regarding our related party transactions.
(2)Represents percentage of revenues earned by JSAV from customers at Ashford Trust and Braemar hotels. See note 2 for the discussion of audio visual revenue recognition policy.
The carrying amounts of net assets related to our JSAV operations in Mexico and the Dominican Republic decreased to a net deficit of $389,000 and $30,000, respectively, as of December 31, 2020, from a net asset position of $2.3 million and $581,000 as of December 31, 2019. For discussion of revenues by geographic location see note 3.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
21. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Total revenue	$133,842	$45,598	$55,868	$62,120	$297,428
Total operating expenses	312,293	56,737	70,502	81,826	521,358
Operating income (loss)	$(178,451)	$(11,139)	$(14,634)	$(19,706)	$(223,930)
Net income (loss)	$(178,240)	$(8,918)	$(14,140)	$(14,490)	$(215,788)
Net income (loss) attributable to the Company	$(177,640)	$(7,996)	$(13,217)	$(13,512)	$(212,365)
Net income (loss) attributable to common stockholders	$(186,325)	$(16,731)	$(21,983)	$(22,308)	$(247,347)
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(84.73)	$(7.37)	$(9.53)	$(9.46)	$(108.30)
Weighted average common shares outstanding - basic	2,199	2,269	2,306	2,359	2,284
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(84.73)	$(7.37)	$(9.53)	$(9.46)	$(108.30)
Weighted average common shares outstanding - diluted	2,199	2,269	2,306	2,359	2,284

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Total revenue	$63,320	$63,466	$56,889	$107,575	$291,250
Total operating expenses	60,778	62,523	63,690	115,489	302,480
Operating income (loss)	$2,542	$943	$(6,801)	$(7,914)	$(11,230)
Net income (loss)	$568	$(329)	$(6,591)	$(9,022)	$(15,374)
Net income (loss) attributable to the Company	$710	$112	$(6,156)	$(8,521)	$(13,855)
Net income (loss) attributable to common stockholders	$(2,572)	$(3,163)	$(9,428)	$(15,055)	$(30,218)
Basic:
Net income (loss) attributable to common stockholders per share (1)	$(1.06)	$(1.28)	$(3.65)	$(6.31)	$(12.03)
Weighted average common shares outstanding - basic	2,419	2,462	2,580	2,202	2,416
Diluted:
Net income (loss) attributable to common stockholders per share (1)	$(1.13)	$(3.00)	$(3.94)	$(6.31)	$(13.55)
Weighted average common shares outstanding - diluted	2,449	2,717	2,782	2,206	2,568
_________________
(1)    The sum of the basic and diluted income (loss) attributable to common stockholders per share for the four quarters in 2020 and 2019 may differ from the full year basic and diluted income (loss) attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Subsequent Events
In January 2021, Remington executed two new hotel management contracts with a third-party hotel owner. In conjunction, Remington loaned approximately $2.9 million to the hotel owner. The loan requires interest only payments at an annual rate of 10% commencing on March 31, 2021. The principal balance and all accrued interest on the loan shall be due and payable to Remington in full on December 31, 2022.
On February 1, 2021, the base salaries for the Company’s executive officers (other than Mr. Bennett) and other employees were restored to their pre-reduction levels, and on February 3, 2021, the independent members of the Board of Directors of the Company restored Mr. Bennett’s salary to its pre-reduction level, effective as of February 1, 2021. In addition, and also effective as of February 1, 2021, the independent members of the Board of Directors ended the arrangement pursuant to which Mr. Bennett has been receiving his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended, such that Mr. Bennett’s base salary will again be paid in cash.
Subsequent to December 31, 2020, we paid the remainder of contingent consideration due to the BAV Sellers in connection with the acquisition of BAV, including $350,000 related to the earn-out which was paid on January 11, 2021, and the final stock collar consideration payments in the amount of $870,000 and $888,000 which were paid on February 1, 2021 and March 4, 2021, respectively.
On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock including a 10% premium or cash at our sole discretion. As a result of the acquisition, our ownership in OpenKey increased to 74.76% with the remainder held by noncontrolling interest holders, including 17.07% and 7.97% owned by Ashford Trust and Braemar, respectively. See note 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our chief executive officer and chief financial officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2020, our internal control over financial reporting is effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
PART IV
Item 15. Financial Statement Schedules and Exhibits
(a)Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 89 through 163 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.
(b)Exhibits

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

2.4***	Unit Purchase Agreement, dated as of July 25, 2017, by and among Presentation Technologies, Inc., Monroe Jost, Kevin Jost, Todd Jost and PT Holdco, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 31, 2017) (File No. 001-36400)
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

Exhibit	Description
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

3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.2	Articles of Amendment to the Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.3	Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8- K, filed on August 8, 2018) (File No. 001-36400)
3.4
Certificate of Correction, filed on November 4, 2019, to Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 10-Q, filed on November 7, 2019) (File No. 001-36400)

3.5	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.6	Certificate of Designation of the Series D Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.7	Certificate of Designation of Series E Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on March 16, 2020) (File No. 001-36400)
3.8	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
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

4.4
Rights Agreement, dated March 13, 2020, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, (incorporated by reference to Exhibit 4.1 of Form 8-K, filed on March 16, 2020) (File No. 001-36400).

4.5	Form of Senior Indenture and (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.7	Form of Senior Debt Security (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.8*	Description of Securities
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

10.2.3
Second Amended and Restated Advisory Agreement, dated as of January 14, 2021, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2021) (File No. 001-36400)

10.3
Fourth Amended and Restated Advisory Agreement, dated as of January 24, 2017, between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on January 25, 2017) (File No. 001-36400)

10.4
Mutual Exclusivity Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.4.1
Ashford Inc. Amended and Restated Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Advisors LLC, Ashford Inc. and Remington Lodging & Hospitality LLC, and consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.5
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC Re: Ashford Trademarks (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.6
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.7
Registration Rights Agreement, dated as of November 12, 2014 by Ashford Inc. for the benefit of the holders of common units in Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)

10.8†
Amended and Restated Employment Agreement, dated as of February 20, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Douglas A. Kessler (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2017) (File No. 001-36400)

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
10.12
Investment Management Agreement, dated as of December 10, 2014 between AHT SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2014) (File No. 001-36400)

10.13
Investment Management Agreement, dated as of December 10, 2014 between AHP SMA, LP and Ashford Investment Management, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.14
Investment Management Agreement, dated as of January 19, 2017, between AHT SMA, LP, a Delaware limited partnership, and Ashford Investment Management LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017) (File No. 001-36400)

10.15
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.16
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of April 6, 2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2017) (File No. 001-36400)

10.17
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.18
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.19
Commitment Letter, dated as of June 14, 2017, by and between Ashford Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed July 31, 2017) (File No. 001-36400)

10.20
Credit Agreement, dated as of November 1, 2017, by and between Presentation Technologies, LLC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.21
Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.21.1
Second Amended and Restated Term Note, dated December 31, 2020, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 5, 2021) (File No. 001-36400)

10.22
Revolving Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.22.1
Second Amended and Restated Revolving Note, dated December 31, 2020, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 5, 2021) (File No. 001-36400)

10.23
Draw Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.24
Equipment Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.25
Credit Agreement, dated as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N. A. and the other lenders party thereto (incorporated by reference to Exhibit 10-1 to the Current Report on 8-K filed on March 7, 2018)(File No. 001-36400)

10.25.1
First Amendment to Credit Agreement, dated as of March 21, 2018, effective as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 26, 2018) (File No. 001-36400)

10.25.2
Fifth Amendment to Credit Agreement, dated as of June 23, 2020, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.4 of Form 8-K/A filed on June 29, 2020) (File No. 001- 36400)

Exhibit	Description
10.25.3
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

10.26.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 18, 2019) (File No. 001-36400)

10.26.2
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.33†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Jeremy Welter (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.34†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.35†
Amended and Restated Employment Agreement between Ashford Inc., Ashford Hospitality Services, LLC and Jeremy Welter, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2019) (File No. 001-36400)

10.36†
Form of Acknowledgment Letter by and between the Company and Certain of its Officers dated December 29, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 29, 2020)(File No. 001-36400)

10.37
Investor Rights Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and the parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.38
Merger Agreement and Registration Rights Agreement, dated November 6, 2019, by and among Ashford, Inc., Ashford Nevada Holding Corp., Ashford Merger Sub Inc., and solely for the purposes of Article V hereof, Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and the parties thereto.1.37 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.39
Non-Competition Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr. and Monty J. Bennett (incorporated by reference to Exhibit 10.3 of Form 8-k filed on November 6, 2019) (File No. 001-36400)

Exhibit	Description
10.40
Transition Cost Sharing Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Ashford Nevada Holding Corp. and Remington Holdings, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.41
Hotel Services Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennet, MJB Investments, LP, Ashford Nevada Holding Corp., Remington Holdings, L.P., Ashford Hospitality Services LLC and Premier Project Management LLC (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.42	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.41 of Form 10-K filed on March 12, 2020) (File No. 001-36400)
10.43
Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.44
Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Braemar TRS Corporation (incorporated by reference to Exhibit 10.6 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.45
Form of Letter Agreement by and between the Company and Certain of its Officers, dated March 13, 2020 (incorporated by reference to Exhibit 10.7 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.46
Term Loan Agreement, dated as of March 19, 2020, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 20, 2020) (File No. 001-36400)

10.47
Ashford Trust Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.48
Amended and Restated Ashford Trust Agreement, dated as of April 6, 2020, by and between Lismore Capital II LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 8, 2020) (File No. 001-36400)

10.49
Braemar Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.50	Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of May 15, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 19, 2020) (File No. 001-36400)
10.51
Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of December 14, 2020. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 14, 2020) (File No. 001-36400)

10.52
Credit Agreement by and between Presentation Technologies, LLC and Comerica Bank (composite version, reflects all amendments through December 31, 2020) (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 5, 2021) (File No. 001-36400)

10.53
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021) (File No. 001-36400)

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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
** Furnished herewith.
*** The disclosure schedules referenced in the Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Ashford hereby undertakes to furnish supplementally a copy of the omitted disclosure schedules upon request by the SEC.
† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2021.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2021
Monty J. Bennett

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 15, 2021
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2021
Mark L. Nunneley

/s/ JEREMY WELTER	President and Chief Operating Officer	March 15, 2021
Jeremy Welter

/s/ J. ROBISON HAYS, III	Senior Managing Director	March 15, 2021
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 15, 2021
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 15, 2021
Darrell T. Hail

/s/ W. MICHAEL MURPHY	Director	March 15, 2021
W. Michael Murphy

/s/ BRIAN WHEELER	Director	March 15, 2021
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 15, 2021
Uno Immanivong