Form 10-Q
period 2021-03-31
Ashford Inc.
filed 2021-05-11
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
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
Suite 1200
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,009,643
(Class)	Outstanding at May 7, 2021

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$34,020	$45,270
Restricted cash	34,988	37,396
Restricted investment	1,072	290
Accounts receivable, net	3,982	3,458
Due from affiliates	173	353
Due from Ashford Trust	1,982	13,198
Due from Braemar	1,768	2,142
Inventories	1,746	1,546
Prepaid expenses and other	6,909	7,629
Total current assets	86,640	111,282
Investments in unconsolidated entities	3,519	3,687
Property and equipment, net ($14,521 and $12,972, respectively, attributable to VIEs)	87,221	88,760
Operating lease right-of-use assets	29,522	30,431
Goodwill	56,622	56,622
Intangible assets, net ($3,361 and $3,409, respectively, attributable to VIEs)	265,046	271,432
Other assets	4,618	3,225
Total assets	$533,188	$565,439
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$26,145	$40,378
Dividends payable	24,886	16,280
Due to affiliates	82	1,471
Deferred income	9,970	12,738
Deferred compensation plan	22	29
Notes payable, net ($1,125 and $972, respectively, attributable to VIEs)	25,165	5,347
Finance lease liabilities	720	841
Operating lease liabilities	3,718	3,691
Other liabilities	27,039	29,905
Total current liabilities	117,747	110,680
Deferred income	10,549	8,621
Deferred tax liability, net	37,296	37,904
Deferred compensation plan	1,735	1,678
Notes payable, net ($6,960 and $6,911, respectively, attributable to VIEs)	34,377	57,349
Finance lease liabilities	43,696	43,143
Operating lease liabilities	25,951	26,881
Total liabilities	271,351	286,256
Commitments and contingencies (note 8)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of March 31, 2021 and December 31, 2020	477,263	476,947
Redeemable noncontrolling interests	37	1,834
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,009,643 and 2,868,288 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	292,140	293,597
Accumulated deficit	(506,044)	(491,483)
Accumulated other comprehensive income (loss)	(989)	(1,156)
Treasury stock, at cost, 45,078 and 32,031 shares at March 31, 2021 and December 31, 2020, respectively	(548)	(438)
Total equity (deficit) of the Company	(215,438)	(199,477)
Noncontrolling interests in consolidated entities	(25)	(121)
Total equity (deficit)	(215,463)	(199,598)
Total liabilities and equity (deficit)	$533,188	$565,439
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUE
Advisory services	$9,927	$11,836
Hotel management fees	4,472	6,124
Project management fees	1,542	3,938
Audio visual	3,611	29,674
Other	10,629	6,691
Cost reimbursement revenue	33,752	75,579
Total revenues	63,933	133,842
EXPENSES
Salaries and benefits	15,776	16,310
Cost of revenues for project management	758	1,451
Cost of revenues for audio visual	4,386	20,430
Depreciation and amortization	8,139	9,969
General and administrative	5,268	6,183
Impairment	—	178,213
Other	3,611	4,226
Reimbursed expenses	33,680	75,511
Total expenses	71,618	312,293
OPERATING INCOME (LOSS)	(7,685)	(178,451)
Equity in earnings (loss) of unconsolidated entities	(114)	236
Interest expense	(1,267)	(1,176)
Amortization of loan costs	(86)	(66)
Interest income	63	28
Realized gain (loss) on investments	(194)	(375)
Other income (expense)	(113)	(521)
INCOME (LOSS) BEFORE INCOME TAXES	(9,396)	(180,325)
Income tax (expense) benefit	951	2,085
NET INCOME (LOSS)	(8,445)	(178,240)
(Income) loss from consolidated entities attributable to noncontrolling interests	95	160
Net (income) loss attributable to redeemable noncontrolling interests	176	440
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(8,174)	(177,640)
Preferred dividends, declared and undeclared	(8,606)	(7,875)
Amortization of preferred stock discount	(316)	(810)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,096)	$(186,325)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(6.36)	$(84.73)
Weighted average common shares outstanding - basic	2,686	2,199
Diluted:
Net income (loss) attributable to common stockholders	$(6.36)	$(84.73)
Weighted average common shares outstanding - diluted	2,686	2,199
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$(8,445)	$(178,240)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	—	439
Unrealized gain (loss) on restricted investment	(27)	(856)
Less reclassification for realized (gain) loss on restricted investment included in net income	194	375
COMPREHENSIVE INCOME (LOSS)	(8,278)	(178,282)
Comprehensive (income) loss attributable to noncontrolling interests	95	160
Comprehensive (income) loss attributable to redeemable noncontrolling interests	176	389
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(8,007)	$(177,733)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	154	—	1,312	—	—	—	—	2	1,314	—	—	—
Forfeiture of restricted common shares	(1)	—	8	—	—	(1)	(8)	—	—	—	—	—
Purchase of treasury stock	(12)	—	—	—	—	(12)	(102)	—	(102)	—	—	—
Amortization of preferred stock discount	—	—	—	(316)	—	—	—	—	(316)	—	316	—
Dividends declared and undeclared - preferred stock	—	—	—	(8,606)	—	—	—	—	(8,606)	—	—	—
Deferred compensation plan distribution	1	—	7	—	—	—	—	—	7	—	—	—
Employee advances	—	—	245	—	—	—	—	—	245	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(2,840)	2,562	—	—	—	—	(278)	—	—	(1,648)
Reallocation of carrying value	—	—	(189)	—	—	—	—	189	—	—	—	—
Redemption value adjustment	—	—	—	(27)	—	—	—	—	(27)	—	—	27
Unrealized gain (loss) on available for sale securities	—	—	—	—	(27)	—	—	—	(27)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	194	—	—	—	194	—	—	—
Net income (loss)	—	—	—	(8,174)	—	—	—	(95)	(8,269)	—	—	(176)
Balance at March 31, 2021	3,010	$3	$292,140	$(506,044)	$(989)	(45)	$(548)	$(25)	$(215,463)	19,120	$477,263	$37

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
Equity-based compensation	257	—	2,187	—	—	—	—	3	2,190	—	—	—
Forfeiture of restricted common shares	—	—	13	—	—	(1)	(13)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1)	(5)	—	(5)	—	—	—
Amortization of preferred stock discount	—	—	—	(810)	—	—	—	—	(810)	—	810	—
Dividends declared - preferred stock	—	—	—	(3,938)	—	—	—	—	(3,938)	—	—	—
Dividends undeclared - preferred stock	—	—	—	(3,937)	—	—	—	—	(3,937)	—	—	—
Deferred compensation plan distribution	—	—	2	—	—	—	—	—	2	—	—	—
Employee advances	—	—	124	—	—	—	—	—	124	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	77	77	—	—	—
Reallocation of carrying value	—	—	(37)	—	—	—	—	(19)	(56)	—	—	56
Redemption value adjustment	—	—	—	(322)	—	—	—	—	(322)	—	—	322
Foreign currency translation adjustment	—	—	—	—	388	—	—	—	388	—	—	51
Unrealized gain (loss) on available for sale securities	—	—	—	—	(856)	—	—	—	(856)	—		—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	375	—	—	—	375	—		—
Net income (loss)	—	—	—	(177,640)	—	—	—	(160)	(177,800)	—	—	(440)
Balance at March 31, 2020	2,460	$2	$288,114	$(430,731)	$(309)	(4)	$(149)	$529	$(142,544)	19,120	$474,870	$4,120
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(8,445)	$(178,240)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,615	11,364
Change in fair value of deferred compensation plan	58	(3,577)
Equity-based compensation	1,363	2,049
Equity in (earnings) loss in unconsolidated entities	114	(236)
Deferred tax expense (benefit)	(607)	(3,322)
Change in fair value of contingent consideration	23	463
Impairment	—	178,213
(Gain) loss on disposal of assets	849	—
Amortization of other assets	306	326
Amortization of loan costs	86	66
Realized loss on restricted investments	194	375
Write off of deferred loan costs	9	62
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(509)	(7,751)
Due from affiliates	180	236
Due from Ashford Trust	11,452	3,525
Due from Braemar	(1,442)	700
Inventories	(652)	59
Prepaid expenses and other	830	166
Investment in unconsolidated entities	54	—
Operating lease right-of-use assets	909	1,055
Other assets	(7)	(52)
Accounts payable and accrued expenses	(13,741)	(9,097)
Due to affiliates	(1,389)	786
Other liabilities	(2,889)	3,184
Operating lease liabilities	(903)	(1,053)
Deferred income	(865)	4,999
Net cash provided by (used in) operating activities	(5,407)	4,300
Cash Flows from Investing Activities
Additions to property and equipment	(491)	(1,990)
Proceeds from sale of property and equipment, net	1,853	57
Additional purchase price paid for Remington working capital adjustment	—	(1,293)
Purchase of common stock of related parties	(873)	—
Acquisition of assets related to RED	(637)	(147)
Issuance of note receivable	(2,881)	—
Net cash provided by (used in) investing activities	(3,029)	(3,373)
		(Continued)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Financing Activities
Payments for dividends on preferred stock	—	(4,725)
Payments on revolving credit facilities	(332)	(11,213)
Borrowings on revolving credit facilities	—	8,884
Proceeds from notes payable	325	29,462
Payments on notes payable	(5,126)	(819)
Payments on finance lease liabilities	(61)	(282)
Payments of loan costs	—	(290)
Purchase of treasury stock	(102)	(5)
Employee advances	245	124
Contributions from noncontrolling interest	—	77
Net cash provided by (used in) financing activities	(5,051)	21,213
Effect of foreign exchange rate changes on cash and cash equivalents	(171)	188
Net change in cash, cash equivalents and restricted cash	(13,658)	22,328
Cash, cash equivalents and restricted cash at beginning of period	82,666	53,249
Cash, cash equivalents and restricted cash at end of period	$69,008	$75,577

Supplemental Cash Flow Information
Interest paid	$1,092	$1,037
Income taxes paid (refunded), net	(1,061)	(129)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	7	2
Capital expenditures accrued but not paid	299	876
Finance lease additions	—	21
Acquisition of noncontrolling interest in consolidated entities with issuance of note payable	1,927	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$45,270	$35,349
Restricted cash at beginning of period	37,396	17,900
Cash, cash equivalents and restricted cash at beginning of period	$82,666	$53,249

Cash and cash equivalents at end of period	$34,020	$54,906
Restricted cash at end of period	34,988	20,671
Cash, cash equivalents and restricted cash at end of period	$69,008	$75,577
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington Lodging & Hospitality, LLC (“Remington”) a subsidiary of the Company, operates certain of the hotel properties owned by Ashford Trust and Braemar.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020. As of March 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $16.5 million which relates to the second and fourth quarters of 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Bennett received his base salary in the form of common stock ended. Additionally, on March 25, 2021, the Company declared $8.4 million in dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of March 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. Additionally, JSAV executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan and includes a covenant which commences with the quarter ending March 31, 2023. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of March 31, 2021. The classification of JSAV’s outstanding debt as a current liability has no impact on Ashford Inc.’s going concern assessment because the JSAV debt has no recourse to Ashford Inc. See note 5 for additional details.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19. See notes 5 and 13.
Other Developments
On December 31, 2020, we acquired all of the redeemable noncontrolling interests shares in JSAV for $150,000. As a result of the acquisition, our ownership in JSAV increased from approximately 88% to 100%.
During the first quarter of 2020, we paid the remainder of contingent consideration due to the BAV Sellers in connection with the acquisition of BAV, including $350,000 related to the earn-out which was paid on January 11, 2021, and the final stock collar consideration payments in the amount of $870,000 and $888,000 which were paid on February 1, 2021 and March 4, 2021, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2021, Remington executed two new hotel management contracts with a third-party hotel owner. In conjunction, Remington loaned approximately $2.9 million to the hotel owner. The loan requires interest only payments at an annual rate of 10% commencing on March 31, 2021. The principal balance and all accrued interest on the loan shall be due and payable to Remington in full on December 31, 2022. The note receivable is recorded with “other assets” in our condensed consolidated balance sheet.
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that the Company maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide the Company additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, the Company entered into the Subordination and Non-Disturbance Agreement (the “SNDA”) with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (the “Advisory Fee Cap”) (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See notes 3 and 13.
On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey, Inc. (“OpenKey”) for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock including a 10% premium or cash at our sole discretion. As a result of the acquisition, our ownership in OpenKey increased to 74.76% with the remainder held by noncontrolling interest holders, including 17.07% and 7.97% owned by Ashford Trust and Braemar, respectively.
The accompanying condensed consolidated financial statements reflect the operations of our advisory and asset management business, hospitality products and services business, and entities that we consolidate. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021.
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
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)	RED (5)
Ashford Inc. ownership interest	99.87%	74.76%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.13%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	25.24%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$37	$—	n/a	n/a
Redemption value adjustment, year-to-date	25	—	n/a	n/a
Redemption value adjustment, cumulative	510	—	n/a	n/a
Carrying value of noncontrolling interests	—	153	99	(277)
Assets, available only to settle subsidiary’s obligations (6)(7)(9)	n/a	1,531	1,969	22,539
Liabilities (8)(9)	n/a	1,125	2,024	14,430
Notes payable (8)	n/a	—	—	7,826
Revolving credit facility (8)	n/a	—	100	247

	December 31, 2020
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)	RED (5)
Ashford Inc. ownership interest	99.86%	49.04%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.14%	25.06%	—%	—%
Noncontrolling interests in consolidated entities	—%	25.90%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$35	$1,799	n/a	n/a
Redemption value adjustment, year-to-date	371	466	n/a	n/a
Redemption value adjustment, cumulative	486	2,563	n/a	n/a
Carrying value of noncontrolling interests	—	164	89	(374)
Assets, available only to settle subsidiary’s obligations (6)(7)(9)	n/a	1,287	1,677	21,204
Liabilities (8)(9)	n/a	837	1,767	13,817
Notes payable (8)	n/a	—	—	7,627
Revolving credit facility (8)	n/a	—	100	247
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
(3)    Represents ownership interests in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

entry into hotel guest rooms. On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. See also notes 1 and 5.
(4)    Represents ownership interests in Pure Wellness, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality industry. See also notes 1 and 9.
(5)    Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. RED is a provider of watersports activities and other travel and transportation services and includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida which was acquired by RED in 2019. We are provided a preferred return on our investment in RED’s legacy U.S. Virgin Islands operations and Sebago which is accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 9.
(6)    Total assets consist primarily of cash and cash equivalents, property and equipment, intangibles and other assets that can only be used to settle the subsidiaries’ obligations.
(7)    The assets of Sebago are not available to settle the obligations of the entity that conducts RED’s legacy U.S. Virgin Islands operations.
(8)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loans and line of credit held by RED’s legacy U.S. Virgin Islands operations, for which the creditor has recourse to Ashford Inc. See note 5.
(9)    See our condensed consolidated balance sheets for disclosure by line item of material assets and liabilities of the VIEs consolidated by the Company.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three months ended ended March 31, 2021 and 2020.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at March 31, 2021 and December 31, 2020. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three months ended ended March 31, 2021 and 2020. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	March 31, 2021	December 31, 2020
Carrying value of the investment in REA Holdings	$2,705	2,873
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended March 31,
	2021	2020
Equity in earnings (loss) in unconsolidated entities	$(114)	$236
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
Restricted Cash—As of March 31, 2021 and December 31, 2020, restricted cash of $35.0 million and $37.4 million, respectively, included $26.1 million and $26.3 million, respectively, of reserves for insurance claims and the associated ancillary costs. Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our condensed consolidated balance sheets.
As of March 31, 2021 and December 31, 2020, restricted cash also included $3.2 million and $5.9 million, respectively, of reserves related to cash received from hotel properties under Remington’s management. The cash is funded by the hotel properties and used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due from Ashford Trust” and “due from Braemar” in our condensed consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses.” As of March 31, 2021 and December 31, 2020, restricted cash also included $1.0 million and $1.5 million, respectively, of reserves for Remington health insurance claims. Cash is collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in current “other liabilities” in our condensed consolidated balance sheets.
Restricted cash as of March 31, 2021 includes $2.4 million related to operating reserves required under JSAV’s amended credit agreement to service interest expense and projected operating costs. See note 5.
Restricted cash as of March 31, 2021 and December 31, 2020 includes $2.4 million and $3.7 million of cash related to Marietta which includes a $1.6 million and $2.9 million reserve for capital improvements associated with the hotel’s renovation, respectively, and $800,000 of cash held in an escrow account in accordance with the Marietta lease agreement. The liability related to the restricted cash balance for the hotel’s renovation is included in “accounts payable and accrued expenses.” The cash held in the escrow account is funded from hotel cash flows and can only be used for repairs and maintenance or capital improvements at the property.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of March 31, 2021 and December 31, 2020, property and equipment, net of accumulated depreciation, included assets related to our consolidated subsidiary Marietta Leasehold, L.P.’s (“Marietta”) finance lease of $42.5 million and $42.8 million, ERFP assets of $13.8 million and $18.3 million, audio visual equipment at JSAV of $10.5 million and $11.6 million and marine vessels at RED of $11.5 million and $9.9 million, respectively.
Other Liabilities—As of March 31, 2021 and December 31, 2020, other liabilities included reserves in the amount of $26.1 million and $26.3 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, other liabilities also included $924,000 and $1.5 million, respectively, of reserves for Remington health insurance claims, and reserves of $0 and $2.1 million, respectively, for the fair value of contingent consideration due to the sellers of BAV.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) to provide guidance and relief for transitioning to alternative reference rates. ASU 2021 is effective immediately for all entities. We are currently evaluating the impact ASU 2020-04 and 2021-01 may have on our condensed consolidated financial statements and related disclosures.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to January 14, 2021, the base fee was paid monthly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, subject to certain minimums. On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items, fix the percentage used to calculate the base fee thereunder at 0.70% per annum. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (the “Advisory Fee Cap”) (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement.
Under the Second Amended and Restated Advisory Agreement, advisory fees earned each year from Ashford Trust in excess of the Advisory Fee Cap are a form of variable consideration that is constrained and deferred until such fees are probable of not being subject to significant reversal. The Advisory Fee Cap is $29.0 million each year as stated in the Credit Agreement. As a result, until the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full to Oaktree by Ashford Trust, base advisory fee revenue recognized each month is equal to the lesser of (1) base fees calculated as described above based on Ashford Trust’s market capitalization or (2) 1/12th of $29.0 million. Any cash received from Ashford Trust for base advisory fees in excess of revenue recognized is deferred until no longer constrained. Any portion of deferred advisory fees that becomes unconstrained during the same year in which the fees were earned will be recognized on a straight line basis over the remainder of the year with a cumulative catch-up in the interim period in which the constraint is resolved. Any portion of deferred advisory fees that becomes unconstrained in a year subsequent to the year in which the fees were earned will be recognized in the interim period in which the constraint is resolved.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Prior to December 31, 2020, we additionally were reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

cash under the Investment Management Agreement. AIM was not compensated for its services but was reimbursed for all costs and expenses. Effective December 31, 2020, the Investment Management Agreement with Ashford Trust was terminated.
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
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2021	2020
Balance as of January 1	$21,359	$13,280
Increases to deferred income	5,912	7,082
Recognition of revenue (1)	(6,752)	(2,112)
Balance as of March 31	$20,519	$18,250
________
(1)    Deferred income recognized in the three months ended March 31, 2021, includes (a) $535,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $524,000 of audio visual revenue, (c) $4.3 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore (see note 13) and (d) $1.4 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the three months ended March 31, 2020, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $931,000 of audio visual revenue and (c) $627,000 of “other services” revenue earned by our hospitality products and services companies.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 13. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at March 31, 2021.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $4.0 million and $3.5 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $2.0 million and $13.2 million in “due from Ashford Trust”, and $1.8 million and $2.1 million included in “due from Braemar” related to REIT advisory services at March 31, 2021 and December 31, 2020, respectively. We had no significant impairments related to these receivables during the three months ended ended March 31, 2021 and 2020. See note 13.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregated Revenue
Our revenues were comprised of the following for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Advisory services revenue:
Base advisory fee	$9,799	$11,537
Incentive advisory fee	—	170
Other advisory revenue	128	129
Total advisory services revenue	9,927	11,836

Hotel management:
Base fee	3,857	6,124
Incentive fee	615	—
Total hotel management revenue	4,472	6,124

Project management revenue	1,542	3,938

Audio visual revenue	3,611	29,674

Other revenue:
Debt placement and related fees (1)	4,288	128
Claims management services	17	57
Other services (2)	6,324	6,506
Total other revenue	10,629	6,691

Cost reimbursement revenue	33,752	75,579

Total revenues	$63,933	$133,842

REVENUES BY SEGMENT (3)
REIT advisory	$15,068	$20,957
Remington	32,374	70,456
Premier	1,944	5,152
JSAV	3,611	29,674
OpenKey	454	522
Corporate and other	10,482	7,081
Total revenues	$63,933	$133,842
________
(1)    Debt placement and related fees are earned by Lismore for providing placement, modification, forbearance or refinancing services to Ashford Trust and Braemar.
(2)     Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey, RED and Pure Wellness, to Ashford Trust, Braemar and third parties, and the revenue of Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3)    We have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness, Lismore and REA Holdings into an “all other” category, which we refer to as “Corporate and Other.” See note 15 for discussion of segment reporting.
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$2,915	$21,758
Mexico	411	6,471
Dominican Republic	285	1,445
	$3,611	$29,674

4. Goodwill and Intangible Assets, net
Impairment of Goodwill and Intangible Assets —During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. We engaged a third-party valuation expert to assist us in performing an interim quantitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of March 31, 2020. The fair value estimates for all reporting units were based on a blended analysis of the present value of future cash flows and the market value approach. See note 6.
Based on our quantitative assessment as of March 31, 2020, we determined that the fair values of Remington and Premier were less than the carrying values of these reporting units. The carrying value of Remington was reduced by a $5.5 million impairment of the Remington trademarks prior to assessing goodwill for impairment. The excess carrying value of Remington and Premier over the estimate of fair value was recorded in “impairment” on our condensed consolidated statements of operations. No impairment charges or any other adjustments related to goodwill were recorded for the three months ended March 31, 2021. As of March 31, 2021, our Remington segment had $54.6 million of goodwill remaining and our Premier and JSAV segments had no goodwill remaining.
Intangible Assets
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges related to intangible assets were recorded for the three months ended March 31, 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amount of goodwill for the three months ended March 31, 2021 is as follows (in thousands):

	Remington	Corporate and Other (1)	Consolidated
Balance at March 31, 2021	$54,605	$2,017	$56,622
________
(1) Corporate and Other includes the goodwill acquired from RED’s acquisition of Sebago and the Company’s acquisition of Pure Wellness.
Intangible assets, net as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021				December 31, 2020
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$—	$(19,247)	$88,353	$107,600	$—	$(16,237)	$91,363
Premier management contracts	194,000	—	(32,476)	161,524	194,000	—	(29,428)	164,572
JSAV customer relationships	9,319	—	(3,571)	5,748	9,319	—	(3,291)	6,028
RED boat slip rights	3,100	—	(264)	2,836	3,100	—	(225)	2,875
Pure Wellness customer relationships	175	—	(140)	35	175	—	(131)	44
Other	—	—	—	—	47	(37)	(10)	—
	$314,194	$—	$(55,698)	$258,496	$314,241	$(37)	$(49,322)	$264,882

	Gross Carrying Amount	Impairment	Net Carrying Amount		Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900	$—	$4,900		$10,400	$(5,500)	$4,900
JSAV trademarks	1,160	—	1,160		3,641	(2,481)	1,160
RED trademarks	490	—	490		490	—	490
	$6,550	$—	$6,550		$14,531	$(7,981)	$6,550
Amortization expense for definite-lived intangible assets was $6.4 million and $6.8 million for the three months ended March 31, 2021 and 2020, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	March 31, 2021	December 31, 2020
Term loan (7)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to2.25% or LIBOR (2) (3) +3.00% to 3.25%	$28,688	$33,688
Note payable (5) (10)	Ashford Inc.	February 29, 2028	4.00%	1,927	—
Term loan (5) (8)	JSAV	January 1, 2024	Prime Rate (4) + 1.25%	20,000	20,000
Revolving credit facility (5) (8)	JSAV	January 1, 2024	Prime Rate (4) + 1.25%	774	1,106
Revolving credit facility (5) (11)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	100	100
Term loan (6) (12)	RED	October 5, 2025	Prime Rate (4) + 1.75%	545	571
Revolving credit facility (6) (13)	RED	August 5, 2021	Prime Rate (4) + 1.75%	247	247
Draw term loan (6) (14)	RED	June 5, 2027	Prime Rate (4) + 1.75%	1,355	1,375
Term loan (6) (15)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,565	1,584
Term loan (5) (16)	RED	July 17, 2029	6.00% (14)	1,663	1,663
Term loan (5) (17)	RED	July 17, 2023	6.50%	798	859
Draw term loan (5) (18)	RED	August 5, 2028	Prime Rate (4) + 2.00%	1,900	1,575
Notes payable				59,562	62,768
Capitalized default interest (9)				391	427
Deferred loan costs, net				(411)	(499)
Notes payable including capitalized default interest and deferred loan costs, net				59,542	62,696
Less current portion (19)				(25,165)	(5,347)
Notes payable, net - non-current				$34,377	$57,349
__________________
(1)     Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2)     Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3)     The one-month LIBOR rate was 0.11% and 0.14% at March 31, 2021 and December 31, 2020, respectively.
(4)     Prime Rate was 3.25% and 3.25% at March 31, 2021 and December 31, 2020, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    On March 29, 2021, the Company amended our Term Loan Agreement with Bank of America, N.A. The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds which if not met increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. See covenant compliance discussion below.
(8)    On December 31, 2020, JSAV amended their credit agreement dated as of November 1, 2017 (the “JSAV Amendment”). As a result of the JSAV amendment, the credit agreement revised the maximum borrowing capacity of the revolving credit facility from $3.5 million to $3.0 million. The JSAV amendment additionally replaced JSAV’s previous term loan, draw term loan and equipment loans with a $20.0 million senior secured term loan. The JSAV amendment also extended the maturity date of JSAV’s obligations under the revolving credit facility and term loan to January 1, 2024, with the potential for a further one-year extension at JSAV’s option subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of JSAV’s election to extend. Pursuant to the JSAV Amendment, JSAV’s obligations to comply with certain financial and other covenants was waived until March 31, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As a result of the JSAV Amendment, amounts borrowed under the revolving credit facility and the term loan will bear interest at the prime rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. JSAV will pay a commitment fee of 1.5% of the term loan in installments, with the possibility that the last $100,000 installment, scheduled to be paid on December 31, 2022, be forgiven if JSAV’s obligations under the JSAV Amendment have been satisfied in full in advance of that date. The JSAV Amendment suspended payments of principal under the term loan through December 2021. Commencing January 1, 2022, JSAV will be required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. In connection with the credit agreement dated as of November 1, 2017, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at March 31, 2021 and December 31, 2020, was not material.
(9)    On December 31, 2020, the Company determined the JSAV Amendment was considered a troubled debt restructuring due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the year ended December 31, 2020, as the carrying amount of the original loan was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructuring, $427,000 of accrued default interest and late charges were capitalized into the JSAV term loan balance at December 31, 2020, and are amortized over the remaining term of the loan using the effective interest method.
(10)    On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock including a 10% premium or cash at our sole discretion.
(11)    On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. On July 20, 2020, Pure Wellness increased the line of credit to $250,000.
(12)    On March 23, 2018, RED entered into a term loan of $750,000.
(13)    On August 5, 2020, RED renewed its $250,000 revolving credit facility.
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
(18)    On March 24, 2020, RED entered into a draw term loan with a maximum aggregate principal amount of $1.9 million. The draw term loan requires payment of interest only until March 5, 2021.
(19)    The current portion of “notes payable, net” primarily consists of JSAV’s outstanding term loan and revolving credit facility which was classified as current. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of March 31, 2021. The current portion of “notes payable, net” also includes $2.8 million related to our Term Loan with Bank of America, N.A. which includes an expected increase in our quarterly principal payment from $700,000 to $1.4 million for the third quarter of 2021 pursuant to our Term Loan Agreement’s fixed charge coverage ratio requirement, as discussed above.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of March 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements.

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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
March 31, 2021
Assets
Restricted Investment:
Ashford Trust common stock	$511	(1)	$—		$—	$511
Braemar common stock	561	(1)	—		—	561
Total	$1,072		$—		$—	$1,072
Liabilities
Subsidiary compensation plan	$—		$(137)	(1)	$—	$(137)
Deferred compensation plan	(1,757)		—		—	(1,757)
Total	$(1,757)		$(137)		$—	$(1,894)
Net	$(685)		$(137)		$—	$(822)
__________________
(1) The assets acquired in our acquisition of Remington Lodging included shares of common stock of Ashford Trust and Braemar purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through March 31, 2021, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

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
__________________
(1) Represents the fair value of the contingent consideration liability of $1.7 million related to the stock consideration collar associated with JSAV’s acquisition of BAV. The contingent consideration liabilities are reported as “other current liabilities” in our condensed consolidated balance sheets. See note 1.
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
Goodwill
During the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recognized goodwill impairment charges of $170.6 million, of which $121.0 million related to our Remington segment, and $49.5 million related to our Premier segment. We engaged a third-party valuation expert to assist us in performing an interim quantitative assessment in which we compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units were based on a blended analysis of the present value of future cash flows and the market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our cash flow assumptions were based on the actual historical performance of the reporting unit and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery due to the COVID-19 pandemic. The projected cash flows were based on management’s expectation of the timing of recovery from the economic downturn under various scenarios. The significant estimates used in the market approach model included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the first quarter of 2020.
As of March 31, 2021, our Remington segment had $54.6 million goodwill remaining and our Premier and JSAV segments had no goodwill remaining. No impairment charges or any other adjustments related to goodwill were recorded for the three months ended March 31, 2021 Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our remaining goodwill and intangible asset balances. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indefinite-Lived Intangible Assets
As a result of the negative impact of the COVID-19 pandemic on our business, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges related to intangible assets were recorded for the three months ended March 31, 2021.
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2021	2020
Assets
Restricted investment: (1)
Ashford Trust common stock	$(175)	$(214)
Braemar common stock	(19)	(161)
Goodwill	—	(170,572)
Intangible assets, net	—	(7,641)
Total	$(194)	$(178,588)
Liabilities
Contingent consideration (2)	$(23)	$(463)
Subsidiary compensation plan (3)	118	202
Deferred compensation plan (3)	(58)	3,577
Total	$37	$3,316
Net	$(157)	$(175,272)
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
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2021
Equity securities (1)	$1,738	$—	$(666)	$1,072
__________________
(1)     Distribution of $291,000 of available-for-sale securities occurred in the three months ended March 31, 2021. Unrealized gains and losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2020
Equity securities (1)	$1,169	$—	$(879)	$290
__________________
(1)     Distribution of $195,000 of available-for-sale securities had occurred as of December 31, 2020. Unrealized losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

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

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$1,072	$1,072	$290	$290
Financial liabilities measured at fair value:
Deferred compensation plan	$1,757	$1,757	$1,707	$1,707
Contingent consideration	—	—	1,735	1,735
Financial assets not measured at fair value:
Cash and cash equivalents	$34,020	$34,020	$45,270	$45,270
Restricted cash	34,988	34,988	37,396	37,396
Accounts receivable, net	3,982	3,982	3,458	3,458
Note receivable	2,881	2,881	—	—
Due from affiliates	173	173	353	353
Due from Ashford Trust	1,982	1,982	13,198	13,198
Due from Braemar	1,768	1,768	2,142	2,142
Investments in unconsolidated entities	3,519	3,519	3,687	3,687
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$26,145	$26,145	$40,378	$40,378
Dividends payable	24,886	24,886	16,280	16,280
Due to affiliates	82	82	1,471	1,471
Other liabilities	27,039	27,039	28,170	28,170
Notes payable	59,562	56,584 to 62,540	62,768	59,629 to 65,906
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
Contingent consideration. The liability associated with JSAV’s acquisition of BAV was carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our condensed consolidated statements of operations. This is considered a Level 1 valuation technique. See note 6.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from affiliates, due from Ashford Trust, due from Braemar, note receivable, accounts payable and accrued expenses, dividends payable, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Investments in unconsolidated entities. The carrying value of the asset resulting from investment in unconsolidated entities approximates fair value based on recent observable transactions. This is considered a level 2 valuation technique. See note 2.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Notes payable. The fair value of notes payable is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.
8. Commitments and Contingencies
Purchase Commitment—As of March 31, 2021, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
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
A class action lawsuit has been filed against one of the Company’s subsidiaries alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2021, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the ADA and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
9. Equity (Deficit)
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended March 31,
	2021	2020
(Income) loss allocated to noncontrolling interests:
OpenKey	203	119
RED	(97)	(10)
Pure Wellness	(11)	35
Other	—	16
Total net (income) loss allocated to noncontrolling interests	$95	$160

10. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$24	$336
JSAV	—	(19)
OpenKey	152	123
Total net (income) loss allocated to redeemable noncontrolling interests	$176	$440
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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, we recorded $316,000 and $810,000, respectively, of amortization related to preferred stock discounts.
On March 25, 2021, the Company declared dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021. The declared $8.4 million of dividends were paid on April 15, 2021. As of March 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $16.5 million which relates to the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $24.9 million at March 31, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”. Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Preferred dividends - declared	$8,353	$3,938
Preferred dividends per share - declared	$0.4369	$0.2060
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	March 31, 2021	December 31, 2020
Aggregate preferred dividends - undeclared	$16,533	$16,280
Aggregate preferred dividends - undeclared per share	$0.8647	$0.8515

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three months ended March 31, 2021 and 2020 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2021	2020
Equity-based compensation
Stock option amortization (1)	$1,006	$2,089
Employee equity grant expense (2)	232	105
Director and other non-employee equity grants expense (3)	125	(145)
Total equity-based compensation	$1,363	$2,049

Other equity-based compensation
REIT equity-based compensation (4)	$3,337	$6,891
	$4,700	$8,940
________
(1)    As of March 31, 2021, the Company had approximately $2.0 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 0.9 years.
(2)    As of March 31, 2021, the Company had approximately $2.9 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.4 years. See note 1.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Change in fair value
Unrealized gain (loss)	$(58)	$3,577

Distributions
Fair value (1)	$7	$2
Shares (1)	1	—
________
(1)    Distributions made to one participant.
As of March 31, 2021 and December 31, 2020, the carrying value of the DCP liability was $1.8 million and $1.7 million, respectively.
13. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
Ashford Trust—We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and Ashford Trust OP. On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that the Company maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide the Company additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (the “Advisory Fee Cap”) (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See note 3 for discussion of the advisory services revenue recognition policy.
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
Remington is party to the Ashford Trust Master Hotel Management Agreement with Ashford Trust. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Under the original terms of the Ashford Trust Master Hotel Management Agreement, Ashford Trust paid us on the fifth day of each month for the base fees in the preceding month. On March 13, 2020, Ashford Trust entered into the Ashford Trust Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage our corporate working capital and to ensure the continued

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

efficient operation of the Ashford Trust hotels managed by Remington, Ashford Trust agreed to pay the base fee and to reimburse all expenses for Remington-managed hotels on a weekly basis for the preceding week, rather than on a monthly basis. The Ashford Trust Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Ashford Trust.
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
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $3.4 million and $0. As of March 31, 2021 and December 30, 2020, the Company recorded $9.3 million and $7.3 million, respectively, as deferred income of which $662,000 is subject to claw back. The three month period ended March 31, 2021 includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained. The deferred income related to the various Lismore fees described above will be recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.
On January 4, 2021, the independent members of the Board agreed to: (i) defer Ashford Trust’s payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (ii) defer approximately $2.8 million in base advisory fees with respect to the month of January 2021; (iii) defer Ashford Trust’s payment of Lismore success fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (iv) defer payment of Ashford Trust’s Lismore success fees for the month of January 2021. As a result, the foregoing payments became due on January 11, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended March 31,
	2021	2020
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee (1)	$7,254	$8,917

Hotel management:
Base management fees	3,377	5,693
Incentive management fees	536	—
Total hotel management revenue (2)	3,913	5,693

Project management revenue (3)	403	3,082
Audio visual revenue (4)	—	—

Other revenue
Debt placement and related fees (5)	3,435	128
Claims management services (6)	16	19
Other services (7)	359	450
Total other revenue	3,810	597

Cost reimbursement revenue	27,375	68,073

Total revenues	$42,755	$86,362

REVENUES BY SEGMENT (8)
REIT advisory	$10,554	$15,608
Remington	27,759	65,535
Premier	648	3,942
OpenKey	30	99
Corporate and other	3,764	1,178
Total revenues	$42,755	$86,362

COST OF REVENUES
Cost of audio visual revenues (4)	$136	$2,011

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$303	$4,597
________
(1)    Advisory fees earned from Ashford Trust during the three months ended March 31, 2021, excluded $1.5 million of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred revenue in our condensed consolidated balance sheet. See note 3 for discussion of the advisory services revenue recognition policy.
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
(8)    See note 15 for discussion of segment reporting.
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
Remington is party to the Braemar Master Hotel Management Agreement with Braemar. Braemar pays the Company a monthly hotel management fee equal to the greater of $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Under the original terms of the Braemar master hotel management agreement, Braemar paid us on the fifth day of each month for the base fees in the preceding month. On March 13, 2020, Braemar entered into the Braemar Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage its corporate working capital and to ensure the continued efficient operation of the Braemar hotels managed by Remington, Braemar agreed to pay the base fee and to reimburse all expenses for Remington-managed hotels on a weekly basis for the preceding week, rather than on a monthly basis. The Braemar Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Braemar.
On March 20, 2020, Lismore entered into an agreement with Braemar to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels (the “Braemar Agreement”). The Braemar Agreement was terminated effective March 20, 2021. Upon entering into the Braemar Agreement, Braemar made an initial payment of approximately $1.4 million. Braemar also paid the Company a total of $1.4 million related to six equal installments beginning April 20, 2020 and ending September 20, 2020, of which $681,000 is subject to clawback and was set off against the cash payment of Braemar’s base advisory fees upon the termination of the Braemar Agreement. Braemar additionally paid the Company approximately $1.4 million in success fees in connection with signed forbearance or other agreements, of which no amounts were available for clawback. In total, Braemar paid approximately $4.1 million under the Braemar Agreement. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $853,000 and $0, respectively, related to the Braemar Agreement. As of March 31, 2021, the $681,000 clawback due to Braemar is netted within “due from Braemar” in our condensed consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar (in thousands):

	Three Months Ended March 31,
	2021	2020
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee	$2,545	$2,620
Incentive advisory fee (1)	—	170
Other advisory revenue (2)	128	129
Total advisory services revenue	2,673	2,919

Hotel management:
Base management fees	331	355
Incentive management fees	79	—
Total hotel management revenue (3)	410	355

Project management revenue (4)	271	743
Audio visual revenue (5)	—	—

Other revenue
Debt placement and related fees (6)	853	—
Claims management services (7)	1	38
Other services (8)	583	422
Total other revenue	1,437	460

Cost reimbursement revenue	4,796	6,870

Total revenues	$9,587	$11,347

REVENUES BY SEGMENT (9)
REIT advisory	$4,514	$5,346
Remington	2,932	4,217
Premier	362	1,093
OpenKey	10	60
Corporate and other	1,769	631
Total revenues	$9,587	$11,347

COST OF REVENUES
Cost of audio visual revenues (5)	$23	$447

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$52	$1,005
________
(1)    Incentive advisory fee for the three months ended March 31, 2020, includes the pro-rata portion of the third year installment of the 2018 incentive advisory fee. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021, 2020 and 2019 measurement periods. See note 3.
(2)    In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
(9)    See note 15 for discussion of segment reporting.

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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of March 31, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 8.
On November 25, 2020, the Ashford Trust board of directors granted the Company in its sole and absolute discretion, the right to set-off against the remaining ERFP commitment of $11.4 million, the fees pursuant to the advisory agreement and Ashford Trust Agreement that have been or may be deferred by Ashford Inc. No fees relating to the advisory agreement and Ashford Trust Agreement were set-off against the remaining ERFP commitment as of March 31, 2021.
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement will terminate in accordance with its terms at the end of the current term on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement will have no impact on the Extension Agreement, which will continue in full force and effect in accordance with its terms. Following expiration of the Ashford Trust ERFP Agreement, we intend to amend the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to reflect certain changes necessary in connection with the expiration of the Ashford Trust ERFP Agreement.
For the three months ended March 31, 2021, Ashford Trust purchased FF&E from the Company at the fair market value of $108,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $81,000 which is included within “other” operating expense in our consolidated statement of operations for the three months ended March 31, 2021, and an asset of $108,000 in "due from Trust" on our consolidated balance sheets as of March 31, 2021. Additionally, on January 20, 2021, Ashford Trust sold Le Meridian. The hotel contained FF&E with a net book value of $399,000 which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. Upon sale of the hotel, Ashford Trust is required to provide replacement FF&E to Ashford Inc. at the fair market value amount of the sold FF&E, pursuant to the agreement. As a result, Ashford Inc. recorded an asset of $128,000 in "due from Trust" on our consolidated balance sheets as of March 31, 2021, related to fair market value of replacement assets, and a loss on disposal of FF&E of $271,000 within “other” operating expense in our condensed consolidated statements of operations for the three months ended March 31, 2021. No FF&E was sold by the Company under the ERFP Agreements during the three months ended March 31, 2020.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
As of March 31, 2021, Ashford Trust and Braemar have funded approximately $3.0 million and $1.3 million, respectively. The Company recognized $0 and $698,000 of cost reimbursement revenue from Ashford Trust for the three months ended March 31, 2021 and 2020, respectively, in our condensed consolidated statements of operations. The Company recognized $344,000 and $233,000 of cost reimbursement revenue from Braemar for the three months ended March 31, 2021 and 2020, respectively, in our condensed consolidated statements of operations.
Other Related Party Transactions—Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our condensed consolidated balance sheets. See note 2.
14. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(8,174)	$(177,640)
Less: Dividends on preferred stock, declared and undeclared (1)	(8,606)	(7,875)
Less: Amortization of preferred stock discount	(316)	(810)
Undistributed net income (loss) allocated to common stockholders	(17,096)	(186,325)
Distributed and undistributed net income (loss) - basic	$(17,096)	$(186,325)
Distributed and undistributed net income (loss) - diluted	$(17,096)	$(186,325)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,686	2,199
Weighted average common shares outstanding – diluted	2,686	2,199

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(6.36)	$(84.73)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(6.36)	$(84.73)
________
(1)     For the three months ended March 31, 2020, $3.9 million in cumulative unpaid dividends to holders of the Series D Convertible Preferred Stock were not declared by the Board. Undeclared dividends were deducted to arrive at net income attributable to common stockholders. See note 10.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(24)	$(336)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(152)	(104)
Dividends on preferred stock, declared and undeclared	8,606	7,875
Amortization of preferred stock discount	316	810
Total	$8,746	$8,245
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	22	52
Effect of assumed conversion of Ashford Holdings units	4	4
Effect of incremental subsidiary shares	221	402
Effect of assumed conversion of preferred stock	4,208	4,068
Total	4,455	4,526
15. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities, (b) Remington, which provides hotel management services, (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (d) JSAV, which provides event technology and creative communications solutions services, (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (f) RED, a provider of watersports activities and other travel and transportation services, (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality industry, and (i) Lismore and REA Holdings, which provide debt placement and related services, real estate advisory services and brokerage services. For 2021, OpenKey, RED, Marietta, Pure Wellness and Lismore and REA Holdings do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness and Lismore and REA Holdings into an “all other” sixth reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three months ended March 31, 2021 and 2020 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended March 31, 2021
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$9,927	$—	$—	$—	$—	$—	$9,927
Hotel management fees	—	4,472	—	—	—	—	4,472
Project management fees	—	—	1,542	—	—	—	1,542
Audio visual	—	—	—	3,611	—	—	3,611
Other	17	20	—	—	454	10,138	10,629
Cost reimbursement revenue (1)	5,124	27,882	402	—	—	344	33,752
Total revenues	15,068	32,374	1,944	3,611	454	10,482	63,933
EXPENSES
Depreciation and amortization	989	3,034	3,056	467	4	589	8,139
Other operating expenses (2)	352	3,289	1,679	6,818	1,247	16,414	29,799
Reimbursed expenses (1)	5,052	27,882	402	—	—	344	33,680
Total operating expenses	6,393	34,205	5,137	7,285	1,251	17,347	71,618
OPERATING INCOME (LOSS)	8,675	(1,831)	(3,193)	(3,674)	(797)	(6,865)	(7,685)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	(114)	(114)
Interest expense	—	—	—	(203)	—	(1,064)	(1,267)
Amortization of loan costs	—	—	—	(29)	—	(57)	(86)
Interest income	—	61	—	—	—	2	63
Realized gain (loss) on investments	—	(194)	—	—	—	—	(194)
Other income (expense)	—	—	—	(121)	(1)	9	(113)
INCOME (LOSS) BEFORE INCOME TAXES	8,675	(1,964)	(3,193)	(4,027)	(798)	(8,089)	(9,396)
Income tax (expense) benefit	(1,954)	(263)	768	820	—	1,580	951
NET INCOME (LOSS)	$6,721	$(2,227)	$(2,425)	$(3,207)	$(798)	$(6,509)	$(8,445)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.0 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
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
16. Subsequent Events
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement will terminate in accordance with its terms at the end of the current term on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement will have no impact on the Extension Agreement, which will continue in full force and effect in accordance with its terms. Following expiration of the Ashford Trust ERFP Agreement, we intend to amend the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to reflect certain changes necessary in connection with the expiration of the Ashford Trust ERFP Agreement.
On May 3, 2021, we increased our ownership of RED from 84.21% to 96.0% for a total purchase price of $200,000. The purchase price will be paid in the Company’s common stock delivered in quarterly share distributions valued at $25,000 beginning on the closing date and ending November 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management,” or “Premier”; Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington”; and Marietta Leasehold, L.P. (“Marietta”).“Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.”
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
•the future success of recent business initiatives with Ashford Trust and Braemar;
•projected capital expenditures; and
•the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”
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
•the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the 2018 acquisition of Premier and the 2019 acquisition of Remington, and the possibility we will be required to record additional goodwill impairments relating to Remington as a result of the impact of the COVID-19 pandemic on our clients’, and our business;
•the possibility that the lodging industry may not fully recover to pre-pandemic levels as a result of the acceptance of “work-from-home” business practices and potentially lasting increased adoption of remote meeting and collaboration technologies;
•the possibility that we may not realize any or all of the anticipated benefits from our business initiatives, including the ERFP Agreement with Braemar;
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

Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of May 7, 2021, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 607,743 shares of our common stock, which represented an approximately 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of May 7, 2021 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 65.7%.
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
As required for disclosure under the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, for the trailing twelve months ended March 31, 2021, the total incremental expenses incurred (including all reimbursable expenses), as reasonably determined, in connection with providing services to Braemar under the agreement was $10.5 million.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020. As of March 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $16.5 million which relates to the second and fourth quarters of 2020.

During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Bennett received his base salary in the form of common stock ended. Additionally, on March 25, 2021, the Company declared $8.4 million in dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of March 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. Additionally, JSAV executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan and includes a covenant which commences with the quarter ending March 31, 2023. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of March 31, 2021.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19. See notes 5 and 13 to our condensed consolidated financial statements.
Other Developments
On January 4, 2021, the independent members of the Board agreed to: (i) defer Ashford Trust’s payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (ii) defer approximately $2.8 million in base advisory fees with respect to the month of January 2021; (iii) defer Ashford Trust’s payment of Lismore success fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (iv) defer payment of Ashford Trust’s Lismore success fees for the month of January 2021. As a result, the foregoing payments became due on January 11, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.
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
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that the Company maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide the Company additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, the Company entered into the Subordination and Non-Disturbance Agreement (“SNDA”) with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (the “Advisory Fee Cap”) (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See further discussion in note 13 to our condensed consolidated financial statements.
In January 2021, Remington executed two new hotel management contracts with a third-party hotel owner. In conjunction, Remington loaned approximately $2.9 million to the hotel owner. The loan requires interest only payments at an annual rate of 10% commencing on March 31, 2021. The principal balance and all accrued interest on the loan shall be due and payable to Remington in full on December 31, 2022. The note receivable is recorded with “other assets” in our condensed consolidated balance sheet.
On February 1, 2021, the base salaries for the Company’s executive officers (other than Mr. Bennett) and other employees were restored to their pre-reduction levels, and on February 3, 2021, the independent members of the Board of Directors of the Company restored Mr. Bennett’s salary to its pre-reduction level, effective as of February 1, 2021. In addition, and also effective as of February 1, 2021, the independent members of the Board of Directors ended the arrangement pursuant to which Mr. Bennett had been receiving his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended, such that Mr. Bennett’s base salary will again be paid in cash.
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
On May 3, 2021, we increased our ownership of RED from 84.21% to 96.0% for a total purchase price of $200,000. The purchase price will be paid in the Company’s common stock delivered in quarterly share distributions valued at $25,000 beginning on the closing date and ending November 15, 2022.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
REVENUE
Advisory services	$9,927	$11,836	$(1,909)	(16.1)%
Hotel management fees	4,472	6,124	(1,652)	(27.0)%
Project management fees	1,542	3,938	(2,396)	(60.8)%
Audio visual	3,611	29,674	(26,063)	(87.8)%
Other	10,629	6,691	3,938	58.9%
Cost reimbursement revenue	33,752	75,579	(41,827)	(55.3)%
Total revenues	63,933	133,842	(69,909)	(52.2)%
EXPENSES
Salaries and benefits	15,776	16,310	534	3.3%
Cost of revenues for project management	758	1,451	693	47.8%
Cost of revenues for audio visual	4,386	20,430	16,044	78.5%
Depreciation and amortization	8,139	9,969	1,830	18.4%
General and administrative	5,268	6,183	915	14.8%
Impairment	—	178,213	178,213	100.0%
Other	3,611	4,226	615	14.6%
Reimbursed expenses	33,680	75,511	41,831	55.4%
Total expenses	71,618	312,293	240,675	77.1%
OPERATING INCOME (LOSS)	(7,685)	(178,451)	170,766	95.7%
Equity in earnings (loss) of unconsolidated entities	(114)	236	(350)	(148.3)%
Interest expense	(1,267)	(1,176)	(91)	(7.7)%
Amortization of loan costs	(86)	(66)	(20)	(30.3)%
Interest income	63	28	35	125.0%
Realized gain (loss) on investments	(194)	(375)	181	48.3%
Other income (expense)	(113)	(521)	408	78.3%
INCOME (LOSS) BEFORE INCOME TAXES	(9,396)	(180,325)	170,929	94.8%
Income tax (expense) benefit	951	2,085	(1,134)	(54.4)%
NET INCOME (LOSS)	(8,445)	(178,240)	169,795	95.3%
(Income) loss from consolidated entities attributable to noncontrolling interests	95	160	(65)	(40.6)%
Net (income) loss attributable to redeemable noncontrolling interests	176	440	(264)	(60.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(8,174)	(177,640)	169,466	95.4%
Preferred dividends, declared and undeclared	(8,606)	(7,875)	(731)	(9.3)%
Amortization of preferred stock discount	(316)	(810)	494	61.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,096)	$(186,325)	$169,229	90.8%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders decreased $169.2 million to a $17.1 million loss for the three months ended March 31, 2021 (“the 2021 quarter”) compared to the three months ended March 31, 2020 (“the 2020 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues decreased by $69.9 million, or 52.2%, to $63.9 million for the 2021 quarter compared to the 2020 quarter due to the following (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$9,799	$11,537	$(1,738)	(15.1)%
Incentive advisory fee (2)	—	170	(170)	(100.0)%
Other advisory revenue (3)	128	129	(1)	(0.8)%
Total advisory services revenue	9,927	11,836	(1,909)	(16.1)%

Hotel management:
Base management fees	3,857	6,124	(2,267)	(37.0)%
Incentive management fees	615	—	615
Total hotel management revenue (4)	4,472	6,124	(1,652)	(27.0)%

Project management revenue (5)	1,542	3,938	(2,396)	(60.8)%

Audio visual revenue (6)	3,611	29,674	(26,063)	(87.8)%

Other revenue:
Debt placement and related fees (7)	4,288	128	4,160	3,250.0%
Claims management services (8)	17	57	(40)	(70.2)%
Other services (9)	6,324	6,506	(182)	(2.8)%
Total other revenue	10,629	6,691	3,938	58.9%

Cost reimbursement revenue (10)	33,752	75,579	(41,827)	(55.3)%

Total revenues	$63,933	$133,842	$(69,909)	(52.2)%

REVENUES BY SEGMENT (11)
REIT advisory	$15,068	$20,957	$(5,889)	(28.1)%
Remington	32,374	70,456	(38,082)	(54.1)%
Premier	1,944	5,152	(3,208)	(62.3)%
JSAV	3,611	29,674	(26,063)	(87.8)%
OpenKey	454	522	(68)	(13.0)%
Corporate and other	10,482	7,081	3,401	48.0%
Total revenues	$63,933	$133,842	$(69,909)	(52.2)%
________
(1)The decrease in base advisory fee is primarily due to lower revenue of $1.7 million from Ashford Trust and lower revenue of $75,000 from Braemar. Advisory fees earned from Ashford Trust during the three months ended March 31, 2021, excluded $1.5 million of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred revenue in our condensed consolidated balance sheet. See note 3 of our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)    The incentive advisory fee for the 2020 quarter includes the pro-rata portion of the third year installment of the Braemar 2018 incentive advisory fee in the amount of $170,000. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return has not met the incentive fee threshold in any of the annual measurement periods subsequent to the 2016 measurement period. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020 and 2019 measurement periods.

(3)     Other advisory revenue remained steady. Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(4)     The decrease in hotel management revenue is due lower base management fees from Ashford Trust and Braemar of $2.3 million and $24,000, respectively, due to COVID-19 partially offset by incentive management fees of $536,000 and $79,000 from Ashford Trust and Braemar, respectively.
(5)     The decrease in project management revenue is due to lower revenue from Ashford Trust and Braemar of $2.7 million and $472,000, respectively, due to reduced capital expenditures by our clients as a result of COVID-19, offset by an increase in project management revenue from third parties of $755,000.
(6)     The $26.1 million decrease in audio visual revenue is the result of COVID-19.
(7)     The increase in debt placement and related fee revenue is due to higher revenue of $3.3 million from Ashford Trust and higher revenue of $853,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase is primarily due to Lismore’s respective agreements with Ashford Trust and Braemar for providing modifications, forbearances or refinancings of Ashford Trust and Braemar’s loans in the 2021 period due to the financial impact from COVID-19.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)     The decrease in other services revenue is primarily due to decreased revenue from Marietta of $1.4 million from a decrease in operations due to COVID-19 partially offset by increased revenue from RED of $1.2 million during the 2021 quarter. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, RED and Pure Wellness to Ashford Trust, Braemar and other third-parties, and Marietta.
(10)     The decrease in cost reimbursement revenue is primarily due to a decrease in Remington’s cost reimbursement revenue of $36.5 million in the 2021 quarter as a result of declines in hotel operations due to COVID-19 and a decrease of $3.9 million in cost reimbursement revenue in the 2021 quarter related to reimbursable advisory expenses for Ashford Trust and Braemar due to management’s cost reductions in response to COVID-19.
(11)     See note 15 to our condensed consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense decreased by $534,000, or 3.3%, to $15.8 million for the 2021 quarter compared to the 2020 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Cash salaries and benefits:
Salary expense	$8,706	$11,387	$(2,681)
Bonus expense	4,271	3,600	671
Benefits related expenses	1,503	2,706	(1,203)
Total cash salaries and benefits (1)	14,480	17,693	(3,213)
Non-cash equity-based compensation:
Stock option grants (2)	1,006	2,089	(1,083)
Employee equity grant expense	232	105	127
Total non-cash equity-based compensation	1,238	2,194	(956)
Non-cash (gain) loss in deferred compensation plan (3)	58	(3,577)	3,635
Total salaries and benefits	$15,776	$16,310	$(534)
________
(1)The decrease in cash salaries and benefits in the 2021 quarter is primarily due to management significantly reducing operating expenses in response to COVID-19 in March of 2020.
(2)The decrease in stock option grant related expense in the 2021 quarter primarily relates to the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020 and due to the Company not issuing any stock option grants during fiscal year 2020 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the

2021 quarter and the gain in the 2020 quarter are primarily attributable to increases and decreases in the fair value of the DCP obligation, respectively. See note 12 to our condensed consolidated financial statements.
Cost of Revenues for Project Management. Cost of revenues for project management decreased $693,000, or 47.8% to $758,000 during the 2021 quarter compared to $1.5 million for the 2020 quarter due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $16.0 million, or 78.5%, to $4.4 million during the 2021 quarter compared to $20.4 million for the 2020 quarter, primarily due to a significant decline in business and cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.8 million, or 18.4%, to $8.1 million for the 2021 quarter compared to the 2020 quarter, primarily due to the write-off of $6.4 million of FF&E in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square and the sale of FF&E in the fourth quarter of 2020 to Braemar for FF&E formerly leased to Braemar under the Braemar ERFP Agreement at the expiration of the lease. Depreciation and amortization expense for the 2021 quarter and the 2020 quarter excludes depreciation expense related to audio visual equipment of $1.3 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2021 quarter and the 2020 quarter related to marine vessels in the amount of $220,000 and $200,000, respectively, which are included in “other” operating expense.
General and Administrative Expense. General and administrative expenses decreased by $0.9 million, or 14.8%, to $5.3 million for the 2021 quarter compared to the 2020 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Professional fees	$1,778	$1,342	$436
Office expense	1,834	2,470	(636)
Public company costs	170	102	68
Director costs	447	109	338
Travel and other expense (1)	961	2,065	(1,104)
Non-capitalizable - software costs	78	95	(17)
Total general and administrative	$5,268	$6,183	$(915)
________
(1)    The decrease in travel and other expense in the 2021 quarter is primarily from decreased travel due to COVID-19.
Impairment. In the 2020 quarter, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. There were $178.2 million impairment charges for the 2020 quarter. No impairment charges were recorded during the 2021 quarter. See notes 4 and 6 to our condensed consolidated financial statements.
Other. Other operating expense was $3.6 million and $4.2 million for the 2021 quarter and the 2020 quarter, respectively. Other operating expense includes cost of goods sold, depreciation, and royalties associated with OpenKey, RED and Pure Wellness and costs related to Marietta. Other operating expense for the 2021 quarter additionally includes a loss on sale of FF&E previously leased to Ashford Trust of $352,000. See note 13 to our condensed consolidated financial statements.
Reimbursed Expenses. Reimbursed expenses decreased $41.8 million to $33.7 million during the 2021 quarter compared to $75.5 million for the 2020 quarter primarily due to a decrease in hotel management expenses incurred by Remington due to management’s curtailing expenses and declines in hotel operations in response to COVID-19.
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

	Three Months Ended March 31,
	2021	2020	$ Change
Cost reimbursement revenue	$33,752	$75,579	$(41,827)
Reimbursed expenses	33,680	75,511	(41,831)
Net total	$72	$68	$4
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was a loss of $114,000 and earnings of $236,000 for the 2021 quarter and the 2020 quarter, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased to $1.3 million from $1.2 million for the 2021 quarter and the 2020 quarter, respectively, related to increases in our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $86,000 and $66,000 for the 2021 quarter and the 2020 quarter, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Interest Income. Interest income was $63,000 and $28,000 for the 2021 quarter and the 2020 quarter, respectively.
Realized Gain (Loss) on Investments. Realized loss on investments was $194,000 and $375,000 for the 2021 quarter and the 2020 quarter, respectively. The realized loss on investments relates to losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
Other Income (Expense). Other expense was expense of $113,000 and $521,000 in the 2021 quarter and the 2020 quarter, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $1.1 million, from a $2.1 million benefit in the 2020 quarter to a $951,000 benefit in the 2021 quarter. Current tax expense changed by $1.5 million, from $1.2 million in expense in the 2020 quarter to a $308,000 benefit in the 2021 quarter. Deferred tax (expense) benefit changed by $2.7 million from a $3.3 million benefit in the 2020 quarter to a $607,000 benefit in the 2021 quarter. The difference in income tax (expense) benefit is related to a decrease in operations and non-taxable or non-deductible GAAP items, primarily impairment.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $95,000 in the 2021 quarter and a loss of $160,000 in the 2020 quarter. See notes 2 and 9 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $176,000 in the 2021 quarter and loss of $440,000 in the 2020 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. For a summary of ownership interests, carrying values and allocations, see notes 2 and 10 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $731,000 to $8.6 million during the 2021 quarter compared to $7.9 million for the 2020 quarter, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99% and due to $253,000 of accumulating and compounding dividends related to the undeclared preferred stock for the second and fourth quarters of 2020. See note 10 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $494,000 to $316,000 during the 2021 quarter compared to $810,000 from the 2020 quarter, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99%. See note 10 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at our corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020. As of March 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $16.5 million which relates to the second and fourth quarters of 2020.
During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Bennett received his base salary in the form of common stock ended. Additionally, on March 25, 2021, the Company declared $8.4 million in dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of March 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. Additionally, JSAV executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan and includes a covenant which commences with the quarter ending March 31, 2023. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of March 31, 2021.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19. See notes 5 and 13 to our condensed consolidated financial statements.

Loan Agreements—On March 29, 2021, the Company amended our Term Loan Agreement with Bank of America, N.A. The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds which if not met increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. As of March 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect our Term Loan Agreement and debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements, outside of our consideration of JSAV. See discussion regarding JSAV’s outstanding debt in “COVID-19, Management’s Plans and Liquidity” above.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net was $28.9 million and $29.1 million as of March 31, 2021 and December 31, 2020, respectively. For further discussion see note 5 to our condensed consolidated financial statements.
Preferred stock dividends—On March 25, 2021, the Company declared dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021. The declared $8.4 million of dividends were paid on April 15, 2021. As of March 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $16.5 million which relates to the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $24.9 million at March 31, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”.
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
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash pursuant hereto or converted to common shares. See also note 10 to our condensed consolidated financial statements.
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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of March 31, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 8 to our condensed consolidated financial statements.
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement will terminate in accordance with its terms at the end of the current term on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement will have no impact on the Extension Agreement, which will continue in full force and effect in accordance with its terms. Following expiration of the Ashford Trust ERFP Agreement, we intend to amend the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to reflect certain changes necessary in connection with the expiration of the Ashford Trust ERFP Agreement.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2021.
During the first quarter of 2020, we paid the remainder of contingent consideration due to the BAV Sellers in connection with the acquisition of BAV, including $350,000 related to the earn-out which was paid on January 11, 2021, and the final stock collar consideration payments in the amount of $870,000 and $888,000 which were paid on February 1, 2021 and March 4, 2021, respectively.
In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, the Company entered into the Subordination and Non-Disturbance Agreement (the “SNDA”) with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (the “Advisory Fee Cap”) (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See additional discussion in notes 3 and 13 to our condensed consolidated financial statements.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of March 31, 2021 and December 31, 2020, we had $34.0 million and $45.3 million of cash and cash equivalents, respectively, and $35.0 million and $37.4 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations, existing cash balances and borrowing on our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $5.4 million for the three months ended March 31, 2021 compared to net cash flows provided by operating activities of $4.3 million for the three months ended March 31, 2020. The decrease in cash flows from operating activities in the three months ended March 31, 2021 was primarily due to a decrease in earnings due to COVID-19 and decreases in cash flows due to the timing of receipt of our receivables from Braemar and payments of accounts payable offset by the timing of receipt of our receivables from Ashford Trust and third parties in the three months ended March 31, 2021.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2021, net cash flows used in investing activities were $3.0 million. These cash flows consisted of the issuance of a note receivable of $2.9 million, purchases of Ashford Trust and Braemar common stock related to Remington’s employee compensation plan of $873,000, capital expenditures of $637,000 for RED’s marine vessels and capital expenditures of FF&E of $491,000, offset by cash inflows of $1.9 million primarily from proceeds received in 2021 from the sale of FF&E to Braemar in the fourth quarter of 2020.
For the three months ended March 31, 2020, net cash flows used in investing activities were $3.4 million. These cash flows consisted of capital expenditures of $2.0 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington Lodging related to the acquisition in November of 2019 and $147,000 for RED’s marine vessels offset by cash inflows of $57,000 for proceeds from disposals of audio visual equipment.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2021, net cash flows used in financing activities were $5.1 million. These cash flows consisted of $5.1 million of payments on notes payable, $332,000 of payments on our revolving credit facilities, purchases of $102,000 of treasury stock and $61,000 of payments on finance leases. These were offset by $325,000 of proceeds from borrowings on notes payable and employee advances of $245,000 associated with tax withholdings for restricted stock vesting.
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
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion, see note 2 to our condensed consolidated financial statements.
Long-term liability of our subsidiary compensation plan
We do not record on the balance sheet the long-term liability portion of the Ashford Trust and Braemar shares purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees as granted under our subsidiary compensation plan. The long-term liability was $1.2 million and $134,000 as of March 31, 2021 and December 31, 2020, respectively.
Contractual Obligations and Commitments
There have been no material changes since December 31, 2020, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2020 Form 10-K. There have been no material changes in these critical accounting policies.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At March 31, 2021, our total indebtedness of $59.6 million included $55.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2021, would be approximately $552,000 annually. Interest rate changes have no impact on the remaining $4.4 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. JSAV has operations in Mexico and the Dominican Republic, and therefore, we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
A class action lawsuit has been filed against one of the Company’s subsidiaries alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2021, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the ADA and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	151	(2)	$6.67	(3)	—	$20,000,000
February 1 to February 28	42		$—	(3)	—	$20,000,000
March 1 to March 31	12,217	(2)	$8.29	(3)	—	$20,000,000
Total	12,410		$8.29		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2021, pursuant to this authorization.
(2) Includes 33 and 12,208 shares that were withheld to cover tax-withholding requirements in January and March, respectively, related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 118, 42, and 9 restricted shares of our common stock in January, February and March, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of March 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $16.5 million which relates to the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $24.9 million at March 31, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable”. As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends. See note 11 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

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
10.1
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on January 15, 2021)(File No. 001-36400)

10.2
Second Amended and Restated Advisory Agreement, dated as of January 14, 2021, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on January 15, 2021)(File No. 001-36400)

10.3
Seventh Amendment to Credit Agreement, dated as of March 29, 2021, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.5 of Form 8-K, filed on April 1, 2021)(File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	May 11, 2021	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 11, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer