Form 10-Q
period 2021-06-30
Ashford Inc.
filed 2021-08-16
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,022,756
(Class)	Outstanding at August 11, 2021

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,089	$45,270
Restricted cash	34,346	37,396
Restricted investment	1,240	290
Accounts receivable, net	5,269	3,458
Due from affiliates	490	353
Due from Ashford Trust	751	13,198
Due from Braemar	449	2,142
Inventories	1,711	1,546
Prepaid expenses and other	7,818	7,629
Total current assets	84,163	111,282
Investments in unconsolidated entities	3,701	3,687
Property and equipment, net ($15,174 and $12,972, respectively, attributable to VIEs)	86,102	88,760
Operating lease right-of-use assets	28,609	30,431
Goodwill	56,622	56,622
Intangible assets, net ($3,314 and $3,409, respectively, attributable to VIEs)	258,659	271,432
Other assets	4,269	3,225
Total assets	$522,125	$565,439
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$28,027	$40,378
Dividends payable	25,166	16,280
Due to affiliates	97	1,471
Deferred income	7,582	12,738
Deferred compensation plan	38	29
Notes payable, net ($1,168 and $972, respectively, attributable to VIEs)	24,836	5,347
Finance lease liabilities	872	841
Operating lease liabilities	3,692	3,691
Other liabilities	27,752	29,905
Total current liabilities	118,062	110,680
Deferred income	12,081	8,621
Deferred tax liability, net	35,699	37,904
Deferred compensation plan	4,444	1,678
Notes payable, net ($6,758 and $6,911, respectively, attributable to VIEs)	34,168	57,349
Finance lease liabilities	43,956	43,143
Operating lease liabilities	25,057	26,881
Total liabilities	273,467	286,256
Commitments and contingencies (note 8)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of June 30, 2021 and December 31, 2020	477,574	476,947
Redeemable noncontrolling interests	94	1,834
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,022,756 and 2,868,288 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	292,534	293,597
Accumulated deficit	(520,787)	(491,483)
Accumulated other comprehensive income (loss)	(429)	(1,156)
Treasury stock, at cost, 48,264 and 32,031 shares at June 30, 2021 and December 31, 2020, respectively	(582)	(438)
Total equity (deficit) of the Company	(229,261)	(199,477)
Noncontrolling interests in consolidated entities	251	(121)
Total equity (deficit)	(229,010)	(199,598)
Total liabilities and equity (deficit)	$522,125	$565,439
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Advisory services	$10,062	$11,430	$19,989	$23,266
Hotel management fees	6,515	3,691	10,987	9,815
Design and construction fees	1,867	2,052	3,409	5,990
Audio visual	9,451	970	13,062	30,644
Other	12,166	3,337	22,795	10,028
Cost reimbursement revenue	48,279	24,118	82,031	99,697
Total revenues	88,340	45,598	152,273	179,440
EXPENSES
Salaries and benefits	17,392	13,677	33,168	29,987
Cost of revenues for design and construction	1,022	878	1,780	2,329
Cost of revenues for audio visual	6,872	2,316	11,258	22,746
Depreciation and amortization	8,259	10,109	16,398	20,078
General and administrative	6,591	4,341	11,859	10,524
Impairment	—	—	—	178,213
Other	5,059	1,361	8,670	5,587
Reimbursed expenses	48,145	24,055	81,825	99,566
Total expenses	93,340	56,737	164,958	369,030
OPERATING INCOME (LOSS)	(5,000)	(11,139)	(12,685)	(189,590)
Equity in earnings (loss) of unconsolidated entities	(58)	17	(172)	253
Interest expense	(1,288)	(1,246)	(2,555)	(2,422)
Amortization of loan costs	(45)	(90)	(131)	(156)
Interest income	72	1	135	29
Realized gain (loss) on investments	(179)	(11)	(373)	(386)
Other income (expense)	(172)	66	(285)	(455)
INCOME (LOSS) BEFORE INCOME TAXES	(6,670)	(12,402)	(16,066)	(192,727)
Income tax (expense) benefit	697	3,484	1,648	5,569
NET INCOME (LOSS)	(5,973)	(8,918)	(14,418)	(187,158)
(Income) loss from consolidated entities attributable to noncontrolling interests	234	278	329	438
Net (income) loss attributable to redeemable noncontrolling interests	19	644	195	1,084
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(5,720)	(7,996)	(13,894)	(185,636)
Preferred dividends, declared and undeclared	(8,633)	(7,940)	(17,239)	(15,815)
Amortization of preferred stock discount	(311)	(795)	(627)	(1,605)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,664)	$(16,731)	$(31,760)	$(203,056)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(5.31)	$(7.37)	$(11.66)	$(90.81)
Weighted average common shares outstanding - basic	2,764	2,269	2,724	2,236
Diluted:
Net income (loss) attributable to common stockholders	$(5.31)	$(7.37)	$(11.66)	$(90.81)
Weighted average common shares outstanding - diluted	2,764	2,269	2,724	2,236
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(5,973)	$(8,918)	$(14,418)	$(187,158)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	104	147	104	586
Unrealized gain (loss) on restricted investment	277	56	250	(800)
Less reclassification for realized (gain) loss on restricted investment included in net income	179	11	373	386
COMPREHENSIVE INCOME (LOSS)	(5,413)	(8,704)	(13,691)	(186,986)
Comprehensive (income) loss attributable to noncontrolling interests	234	278	329	438
Comprehensive (income) loss attributable to redeemable noncontrolling interests	19	625	195	1,014
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(5,160)	$(7,801)	$(13,167)	$(185,534)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2021	3,010	$3	$292,140	$(506,044)	$(989)	(45)	$(548)	$(25)	$(215,463)	19,120	$477,263	$37
Equity-based compensation	15	—	1,215	—	—	—	—	1	1,216	—	—	—
Forfeiture of restricted common shares	(1)	—	15	—	—	(1)	(15)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(19)	—	(19)	—	—	—
Amortization of preferred stock discount	—	—	—	(311)	—	—	—	—	(311)	—	311	—
Dividends declared and undeclared - preferred stock	—	—	—	(8,633)	—	—	—	—	(8,633)	—	—	—
Deferred compensation plan distribution	1	—	19	—	—	—	—	—	19	—	—	—
Employee advances	—	—	(196)	—	—	—	—	—	(196)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(475)	(3)	—	—	—	325	(153)	—	—	—
Reallocation of carrying value	—	—	(184)	—	—	—	—	184	—	—	—	—
Redemption value adjustment	—	—	—	(76)	—	—	—	—	(76)	—	—	76
Foreign currency translation adjustment	—	—	—	—	104	—	—	—	104	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	277	—	—	—	277	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	179	—	—	—	179	—	—	—
Net income (loss)	—	—	—	(5,720)	—	—	—	(234)	(5,954)	—	—	(19)
Balance at June 30, 2021	3,023	$3	$292,534	$(520,787)	$(429)	(48)	$(582)	$251	$(229,010)	19,120	$477,574	$94

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	169	—	2,527	—	—	—	—	3	2,530	—	—	—
Forfeiture of restricted common shares	(2)	—	23	—	—	(2)	(23)	—	—	—	—	—
Purchase of treasury stock	(14)	—	—	—	—	(14)	(121)	—	(121)	—	—	—
Amortization of preferred stock discount	—	—	—	(627)	—	—	—	—	(627)	—	627	—
Dividends declared and undeclared - preferred stock	—	—	—	(17,239)	—	—	—	—	(17,239)	—	—	—
Deferred compensation plan distribution	2	—	26	—	—	—	—	—	26	—	—	—
Employee advances	—	—	49	—	—	—	—	—	49	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(3,315)	2,559	—	—	—	325	(431)	—	—	(1,648)
Reallocation of carrying value	—	—	(373)	—	—	—	—	373	—	—	—	—
Redemption value adjustment	—	—	—	(103)	—	—	—	—	(103)	—	—	103
Foreign currency translation adjustment	—	—	—	—	104	—	—	—	104	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	250	—	—	—	250	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	373	—	—	—	373	—	—	—
Net income (loss)	—	—	—	(13,894)	—	—	—	(329)	(14,223)	—	—	(195)
Balance at June 30, 2021	3,023	$3	$292,534	$(520,787)	$(429)	(48)	$(582)	$251	$(229,010)	19,120	$477,574	$94

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2020	2,460	$2	$288,114	$(430,731)	$(309)	(4)	$(149)	$529	$(142,544)	19,120	$474,870	$4,120
Equity-based compensation	73	1	403	—	—	—	—	—	404	—	—	—
Forfeiture of restricted common shares	(27)	—	267	—	—	(26)	(267)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(1)	(12)	—	(12)	—	—	—
Amortization of preferred stock discount	—	—	—	(795)	—	—	—	—	(795)	—	795	—
Dividends declared and undeclared - preferred stock	—	—	—	(7,940)	—	—	—	—	(7,940)	—	—	—
Deferred compensation plan distribution	1	—	4	—	—	—	—	—	4	—	—	—
Employee advances	—	—	(14)	—	—	—	—	—	(14)	—	—	—
Redemption value adjustment	—	—	—	(187)	—	—	—	—	(187)	—	—	187
Foreign currency translation adjustment	—	—	—	—	128	—	—	—	128	—	—	19
Unrealized gain (loss) on available for sale securities	—	—	—	—	56	—	—	—	56	—		—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	11	—	—	—	11	—		—
Net income (loss)	—	—	—	(7,996)	—	—	—	(278)	(8,274)	—	—	(644)
Balance at June 30, 2020	2,505	$3	$288,774	$(447,649)	$(114)	(31)	$(428)	$251	$(159,163)	19,120	$475,665	$3,682

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
Equity-based compensation	330	1	2,590	—	—	—	—	3	2,594	—	—	—
Forfeiture of restricted common shares	(27)	—	280	—	—	(27)	(280)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(17)	—	(17)	—	—	—
Amortization of preferred stock discount	—	—	—	(1,605)	—	—	—	—	(1,605)	—	1,605	—
Dividends declared and undeclared - preferred stock	—	—	—	(15,815)	—	—	—	—	(15,815)	—	—	—
Deferred compensation plan distribution	1	—	6	—	—	—	—	—	6	—	—	—
Employee advances	—	—	110	—	—	—	—	—	110	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	77	77	—	—	—
Reallocation of carrying value	—	—	(37)	—	—	—	—	(19)	(56)	—	—	56
Redemption value adjustment	—	—	—	(509)	—	—	—	—	(509)	—	—	509
Foreign currency translation adjustment	—	—	—	—	516	—	—	—	516	—	—	70
Unrealized gain (loss) on available for sale securities	—	—	—	—	(800)	—	—	—	(800)	—		—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	386	—	—	—	386	—		—
Net income (loss)	—	—	—	(185,636)	—	—	—	(438)	(186,074)	—	—	(1,084)
Balance at June 30, 2020	2,505	$3	$288,774	$(447,649)	$(114)	(31)	$(428)	$251	$(159,163)	19,120	$475,665	$3,682
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(14,418)	$(187,158)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	19,375	22,869
Change in fair value of deferred compensation plan	2,801	(2,697)
Equity-based compensation	2,740	2,313
Equity in (earnings) loss in unconsolidated entities	172	(253)
Deferred tax expense (benefit)	(2,205)	(8,097)
Change in fair value of contingent consideration	23	617
Impairment	—	178,213
(Gain) loss on disposal of assets	1,164	33
Amortization of other assets	594	652
Amortization of loan costs	131	156
Realized loss on restricted investments	373	386
Write off of deferred loan costs	34	62
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(1,802)	2,785
Due from affiliates	(137)	50
Due from Ashford Trust	12,683	4,805
Due from Braemar	21	745
Inventories	(622)	60
Prepaid expenses and other	(336)	828
Investment in unconsolidated entities	(186)	—
Operating lease right-of-use assets	1,822	1,932
Other assets	(11)	(58)
Accounts payable and accrued expenses	(11,114)	(2,149)
Due to affiliates	(1,374)	37
Due to Ashford Trust	—	516
Other liabilities	(2,176)	16,028
Operating lease liabilities	(1,823)	(1,930)
Deferred income	(1,586)	7,041
Net cash provided by (used in) operating activities	4,143	37,786
Cash Flows from Investing Activities
Additions to property and equipment	(2,620)	(2,146)
Proceeds from sale of property and equipment, net	1,816	4
Additional purchase price paid for Remington working capital adjustment	—	(1,293)
Purchase of common stock of related parties	(873)	—
Acquisition of assets related to RED	(1,536)	(548)
Issuance of note receivable	(2,881)	—
Net cash provided by (used in) investing activities	(6,094)	(3,983)
		(Continued)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(8,353)	(8,663)
Payments on revolving credit facilities	(620)	(11,348)
Borrowings on revolving credit facilities	—	8,884
Proceeds from notes payable	325	44,797
Payments on notes payable	(5,347)	(16,591)
Payments on finance lease liabilities	(91)	(476)
Payments of loan costs	—	(290)
Purchase of treasury stock	(121)	(17)
Employee advances	49	110
Payment of contingent consideration	—	(1,384)
Contributions from noncontrolling interest	—	77
Net cash provided by (used in) financing activities	(14,158)	15,099
Effect of foreign exchange rate changes on cash and cash equivalents	(122)	542
Net change in cash, cash equivalents and restricted cash	(16,231)	49,444
Cash, cash equivalents and restricted cash at beginning of period	82,666	53,249
Cash, cash equivalents and restricted cash at end of period	$66,435	$102,693

Supplemental Cash Flow Information
Interest paid	$2,304	$2,016
Income taxes paid (refunded), net	1,613	(14)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	26	6
Capital expenditures accrued but not paid	149	781
Finance lease additions	—	1,864
Acquisition of noncontrolling interest in consolidated entities	2,127	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$45,270	$35,349
Restricted cash at beginning of period	37,396	17,900
Cash, cash equivalents and restricted cash at beginning of period	$82,666	$53,249

Cash and cash equivalents at end of period	$32,089	$65,518
Restricted cash at end of period	34,346	37,175
Cash, cash equivalents and restricted cash at end of period	$66,435	$102,693
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company,” “we,” “us” or “our”) is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts Inc. (“Braemar”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”).
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement and related services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford Hospitality Advisors LLC (“Ashford LLC”), Ashford Hospitality Services LLC (“Ashford Services”) and their respective subsidiaries.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of the respective boards of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have revenue per available room (“RevPAR”) generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”).
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington Lodging & Hospitality, LLC (“Remington”), a subsidiary of the Company, operates certain hotel properties owned by Ashford Trust and Braemar.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second quarter of 2021. As of June 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.2 million, which relates to the second quarter of 2021 and the second and fourth quarters of 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Monty J. Bennett received his base salary in the form of common stock ended. Additionally, on March 25, 2021, the Company declared $8.4 million in dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of June 30, 2021, our Term Loan Agreement (as defined below) was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. Additionally, Presentation Technologies, LLC, our subsidiary doing business as JSAV (“JSAV”), executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan and includes a fixed charge coverage ratio covenant which commences with the quarter ending March 31, 2023. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2021. The classification of JSAV’s outstanding debt as a current liability has no impact on Ashford Inc.’s going concern assessment because the JSAV debt has no recourse to Ashford Inc. See note 5 for additional details.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See notes 5 and 13.
Other Developments
On December 31, 2020, we acquired all of the redeemable noncontrolling interest shares in JSAV for $150,000. As a result of the acquisition, our ownership in JSAV increased from approximately 88% to 100%.
During the first quarter of 2021, we paid the remainder of contingent consideration due to the sellers of BAV Services, Inc. (“BAV”) in connection with the acquisition of BAV, including $350,000 related to the earn-out which was paid on January 11, 2021, and the final stock collar consideration payments in the amounts of $870,000 and $888,000 which were paid on February 1, 2021 and March 4, 2021, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2021, Remington executed two new hotel management contracts with a third-party hotel owner. In conjunction, Remington loaned approximately $2.9 million to the hotel owner. The loan requires interest only payments each quarter at an annual rate of 10% commencing on March 31, 2021. The principal balance and any outstanding accrued interest on the loan shall be due and payable to Remington in full on December 31, 2022. The note receivable is recorded with “other assets” in our condensed consolidated balance sheet.
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that Ashford Trust maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree Capital Management L.P. (“Oaktree”) and the lenders party thereto, on January 15, 2021, the Company entered into a Subordination and Non-Disturbance Agreement (the “SNDA”) with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019 (the “Advisory Fee Cap”), (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”) in connection with the transactions contemplated by the Credit Agreement. See notes 3 and 13.
On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey, Inc. (“OpenKey”) for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock, including a 10% premium, or cash at our sole discretion. As a result of the acquisition, our ownership in OpenKey increased to 74.76% with the remainder held by noncontrolling interest holders, including 17.07% and 7.97% owned by Ashford Trust and Braemar, respectively, as of March 9, 2021.
On May 3, 2021, we acquired shares in RED Hospitality & Leisure LLC (“RED”) from a noncontrolling interest holder, increasing our ownership of RED from 84.21% to 97.87% effective retroactively on January 1, 2021, for a total purchase price of $200,000. The purchase price will be paid in the form of shares of the Company’s common stock, delivered quarterly in $25,000 increments, beginning on the closing date and ending November 15, 2022.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)	RED (5)
Ashford Inc. ownership interest	99.87%	75.37%	70.00%	97.87%
Redeemable noncontrolling interests(1) (2)	0.13%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	24.63%	30.00%	2.13%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$94	n/a	n/a	n/a
Redemption value adjustment, year-to-date	102	n/a	n/a	n/a
Redemption value adjustment, cumulative	586	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	129	133	(11)
Assets, available only to settle subsidiary’s obligations (6)(7)(9)	n/a	1,329	2,355	24,492
Liabilities (8)(9)	n/a	1,011	2,299	14,883
Notes payable (8)	n/a	—	—	7,667
Revolving credit facility (8)	n/a	—	100	247

	December 31, 2020
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)	RED (5)
Ashford Inc. ownership interest	99.86%	49.04%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.14%	25.06%	—%	—%
Noncontrolling interests in consolidated entities	—%	25.90%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$35	$1,799	n/a	n/a
Redemption value adjustment, year-to-date	371	466	n/a	n/a
Redemption value adjustment, cumulative	486	2,563	n/a	n/a
Carrying value of noncontrolling interests	n/a	164	89	(374)
Assets, available only to settle subsidiary’s obligations (6)(7)(9)	n/a	1,287	1,677	21,204
Liabilities (8)(9)	n/a	837	1,767	13,817
Notes payable (8)	n/a	—	—	7,627
Revolving credit facility (8)	n/a	—	100	247
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4)    Represents ownership interests in PRE Opco LLC (“Pure Wellness”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality and commercial office industry. See also notes 1 and 9.
(5)    Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. On May 3, 2021, we acquired shares in RED from a noncontrolling interest holder, increasing our ownership of RED from 84.21% to 97.87%. RED is a provider of watersports activities and other travel and transportation services and includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida. We are provided a preferred return on our investment in RED’s legacy U.S. Virgin Islands operations and Sebago which is accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 9.
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
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and six months ended June 30, 2021 and 2020.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at June 30, 2021 and December 31, 2020. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and six months ended June 30, 2021 and 2020. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022. The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	June 30, 2021	December 31, 2020
Carrying value of the investment in REA Holdings	$2,800	2,873
Ownership interest in REA Holdings	30%	30%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity in earnings (loss) in unconsolidated entities	$96	$17	$(18)	$253
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
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
REIT Advisory:
Insurance claim reserves (1)	$26,685	$26,304

Remington:
Managed hotel properties’ reserves (2)	4,670	5,908
Insurance claim reserves (3)	1,074	1,532
Total Remington restricted cash	5,744	7,440

JSAV:
Debt service related operating reserves (4)	928	—

Marietta:
Capital improvement reserves (5)	189	2,852
Restricted cash held in escrow (6)	800	800
Total Marietta restricted cash	989	3,652

Total restricted cash	$34,346	$37,396
________
(1)    Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in current “other liabilities” in our condensed consolidated balance sheets.
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due from Ashford Trust” and “due from Braemar” in our condensed consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses.”
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in current “other liabilities.”
(4)    Cash is restricted due to operating reserves required under JSAV’s amended credit agreement to service interest expense and projected operating costs. See note 5.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(5)    Includes cash reserves for capital improvements associated with renovations at the hotel leased by our consolidated subsidiary, Marietta Leasehold, L.P. (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia. The liability related to the restricted cash balance for the hotel’s renovations are included in “accounts payable and accrued expenses.”
(6)    Restricted cash is held in escrow in accordance with the Marietta lease agreement. The cash held in escrow is funded from hotel cash flows and can only be used for repairs and maintenance or capital improvements at the property.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of June 30, 2021 and December 31, 2020, property and equipment, net of accumulated depreciation, included assets related to our consolidated subsidiary Marietta’s finance lease of $42.2 million and $42.8 million, ERFP assets of $14.0 million and $18.3 million, audio visual equipment at JSAV of $9.1 million and $11.6 million and marine vessels at RED of $12.1 million and $9.9 million, respectively.
Other Liabilities—As of June 30, 2021 and December 31, 2020, other liabilities included reserves in the amount of $26.7 million and $26.3 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, other liabilities also included $1.0 million and $1.5 million, respectively, of reserves for Remington health insurance claims, and reserves of $0 and $2.1 million, respectively, for the fair value of contingent consideration due to the sellers of BAV.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2017 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to the business. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020. The Company filed a claim to carryback the 2018 tax net operating loss to a prior year as provided for by the CARES Act. The Company received the carryback amount of $1.0 million in March of 2021.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company had deferred $2.5 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheet as of December 31, 2020 related to the Consolidated Appropriations Act, 2021.

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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our condensed consolidated financial statements and related disclosures.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Revenue
Advisory services revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to January 14, 2021, the base fee was paid monthly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from greater than $10.0 billion to less than $6.0 billion plus the Net Asset Fee Adjustment, as defined in the Amended and Restated Advisory Agreement, subject to certain minimums. On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items, fix the percentage used to calculate the base fee thereunder at 0.70% per annum. In connection with the transactions contemplated by the Credit Agreement, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of the Advisory Fee Cap, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement.
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
Design and Construction Revenue
Design and construction revenue (formerly called project management revenue) primarily consists of revenue generated within our Premier segment by providing design and construction management services, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services and freight management at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer.
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
Other Revenue
Other revenue includes revenue provided by certain of our hospitality products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancing of certain mortgage debt by Lismore. For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes.
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
Under our project management agreements and hotel management agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust, Braemar and other hotel owners, with no added mark-up. Project management costs primarily consist of costs for accounting, overhead and project manager services. Hotel management costs primarily consist of the properties’ payroll, payroll taxes and benefits related expenses at managed properties where we are the employer of the employees at the properties as provided for in our contracts with Ashford Trust, Braemar and other hotel owners.
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
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2021	2020
Balance as of March 31	$20,519	$18,250
Increases to deferred income	4,307	4,578
Recognition of revenue (1)	(5,163)	(2,591)
Balance as of June 30	$19,663	$20,237
________
(1)    Deferred income recognized in the three months ended June 30, 2021, includes (a) $527,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $669,000 of audio visual revenue, (c) $2.3 million of other revenue related to the Ashford Trust Agreement with Lismore (see note 13) and (d) $1.7 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the three months ended June 30, 2020, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $219,000 of audio visual revenue, (c) $1.3 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore and (d) $483,000 of “other services” revenue earned by our hospitality products and services companies, excluding Lismore.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Deferred Income
	2021	2020
Balance as of January 1	$21,359	$13,280
Increases to deferred income	10,218	11,656
Recognition of revenue (1)	(11,914)	(4,699)
Balance as of June 30	$19,663	$20,237
________
(1)    Deferred income recognized in the six months ended June 30, 2021, includes (a) $1.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.2 million of audio visual revenue, (c) $6.6 million of other revenue primarily related to the Ashford Trust Agreement with Lismore (see note 13) and (d) $3.1 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the six months ended June 30, 2020, includes (a) $1.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.1 million of audio visual revenue, (c) $1.3 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore and (d) $1.1 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 13. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at June 30, 2021.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $5.3 million and $3.5 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $751,000 and $13.2 million in “due from Ashford Trust”, and $449,000 and $2.1 million included in “due from Braemar” related to REIT advisory services at June 30, 2021 and December 31, 2020, respectively. We had no significant impairments related to these receivables during the three and six months ended June 30, 2021 and 2020. See note 13.
Disaggregated Revenue
Our revenues were comprised of the following for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advisory services revenue:
Base advisory fee	$9,932	$11,130	$19,731	$22,667
Incentive advisory fee	—	169	—	339
Other advisory revenue	130	131	258	260
Total advisory services revenue	10,062	11,430	19,989	23,266

Hotel management:
Base fee	5,308	3,691	9,165	9,815
Incentive fee	1,207	—	1,822	—
Total hotel management revenue	6,515	3,691	10,987	9,815

Design and construction revenue	1,867	2,052	3,409	5,990

Audio visual revenue	9,451	970	13,062	30,644

Other revenue:
Watersports, ferry and excursion services (1)	6,861	904	11,421	4,221
Debt placement and related fees (2)	2,290	1,335	6,578	1,463
Claims management services	16	72	33	129
Other services (3)	2,999	1,026	4,763	4,215
Total other revenue	12,166	3,337	22,795	10,028

Cost reimbursement revenue	48,279	24,118	82,031	99,697

Total revenues	$88,340	$45,598	$152,273	$179,440

REVENUES BY SEGMENT (4)
REIT advisory	$16,745	$15,550	$31,813	$36,507
Remington	47,011	22,459	79,385	92,915
Premier	2,430	2,744	4,374	7,896
JSAV	9,451	970	13,062	30,644
OpenKey	477	292	931	814
Corporate and other	12,226	3,583	22,708	10,664
Total revenues	$88,340	$45,598	$152,273	$179,440
________
(1)    Watersports, ferry and excursion services are earned by RED, which includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.
(2)    Debt placement and related fees are earned by Lismore for providing placement, modification, forbearance or refinancing services to Ashford Trust and Braemar.
(3)     Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties, and the revenue of Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4)    We have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness, Lismore and REA Holdings into an “all other” category, which we refer to as “Corporate and Other.” See note 15 for discussion of segment reporting.
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business within the United States. Our JSAV reporting segment conducts business in the United States, Mexico, and the Dominican Republic. The following table presents revenue from our JSAV reporting segment geographically for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$7,837	$887	$10,752	$22,645
Mexico	1,260	38	1,671	6,509
Dominican Republic	354	45	639	1,490
	$9,451	$970	$13,062	$30,644

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
Based on our quantitative assessment as of March 31, 2020, we determined that the fair values of Remington and Premier were less than the carrying values of these reporting units. The carrying value of Remington was reduced by a $5.5 million impairment of the Remington trademarks prior to assessing goodwill for impairment. The excess carrying value of Remington and Premier over the estimate of fair value was recorded in “impairment” on our condensed consolidated statements of operations. No impairment charges or any other adjustments related to goodwill were recorded for the three and six months ended June 30, 2021 or the three months ended June 30, 2020. As of June 30, 2021, our Remington segment had $54.6 million of goodwill remaining and our Premier and JSAV segments had no goodwill remaining.
Intangible Assets
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges related to intangible assets were recorded for the three and six months ended June 30, 2021 or the three months ended June 30, 2020.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amount of goodwill as of June 30, 2021 is as follows (in thousands):

	Remington	Corporate and Other (1)	Consolidated
Balance at June 30, 2021	$54,605	$2,017	$56,622
________
(1) Corporate and Other includes the goodwill acquired from RED’s acquisition of Sebago and the Company’s acquisition of Pure Wellness.
Intangible assets, net as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$—	$(22,259)	$85,341	$107,600	$—	$(16,237)	$91,363
Premier management contracts	194,000	—	(35,524)	158,476	194,000	—	(29,428)	164,572
JSAV customer relationships	9,319	—	(3,850)	5,469	9,319	—	(3,291)	6,028
RED boat slip rights	3,100	—	(303)	2,797	3,100	—	(225)	2,875
Pure Wellness customer relationships	175	—	(149)	26	175	—	(131)	44
Other	—	—	—	—	47	(37)	(10)	—
	$314,194	$—	$(62,085)	$252,109	$314,241	$(37)	$(49,322)	$264,882

	Gross Carrying Amount	Impairment	Net Carrying Amount		Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900	$—	$4,900		$10,400	$(5,500)	$4,900
JSAV trademarks	1,160	—	1,160		3,641	(2,481)	1,160
RED trademarks	490	—	490		490	—	490
	$6,550	$—	$6,550		$14,531	$(7,981)	$6,550
Amortization expense for definite-lived intangible assets was $6.4 million and $12.8 million for the three and six months ended June 30, 2021, respectively. Amortization expense for definite-lived intangible assets was $7.0 million and $13.8 million for the three and six months ended June 30, 2020, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	June 30, 2021	December 31, 2020
Term loan (7)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to2.25% or LIBOR (2) (3) +3.00% to 3.25%	$28,688	$33,688
Note payable (10)	Ashford Inc.	February 29, 2028	4.00%	1,867	—
Term loan (5) (8)	JSAV	January 1, 2024	Prime Rate (4) + 1.25%	20,000	20,000
Revolving credit facility (5) (8)	JSAV	January 1, 2024	Prime Rate (4) + 1.25%	486	1,106
Revolving credit facility (5) (11)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	100	100
Term loan (6) (12)	RED	October 5, 2025	Prime Rate (4) + 1.75%	520	571
Revolving credit facility (6) (13)	RED	August 5, 2021	Prime Rate (4) + 1.75%	247	247
Draw term loan (6) (14)	RED	June 5, 2027	Prime Rate (4) + 1.75%	1,328	1,375
Term loan (6) (15)	RED	February 1, 2029	Prime Rate (4) + 2.00%	1,521	1,584
Term loan (5) (16)	RED	July 17, 2029	6.00% (14)	1,663	1,663
Term loan (5) (17)	RED	July 17, 2023	6.50%	735	859
Draw term loan (5) (18)	RED	August 5, 2028	Prime Rate (4) + 2.00%	1,900	1,575
Notes payable				59,055	62,768
Capitalized default interest, net (9)				359	427
Deferred loan costs, net				(410)	(499)
Notes payable including capitalized default interest and deferred loan costs, net				59,004	62,696
Less current portion (19)				(24,836)	(5,347)
Notes payable, net - non-current				$34,168	$57,349
__________________
(1)     Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2)     Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3)     The one-month LIBOR rate was 0.10% and 0.14% at June 30, 2021 and December 31, 2020, respectively.
(4)     Prime Rate was 3.25% and 3.25% at June 30, 2021 and December 31, 2020, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    On March 29, 2021, the Company amended its Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (as so amended, the “Seventh Amendment”). The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds, which if not met, increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. See covenant compliance discussion below.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(8)    On December 31, 2020, JSAV amended its credit agreement dated as of November 1, 2017 (the “JSAV Amendment”). As a result of the JSAV amendment, the credit agreement revised the maximum borrowing capacity of the revolving credit facility from $3.5 million to $3.0 million. The JSAV amendment additionally replaced JSAV’s previous term loan, draw term loan and equipment loans with a $20.0 million senior secured term loan. The JSAV amendment also extended the maturity date of JSAV’s obligations under the revolving credit facility and term loan to January 1, 2024, with the potential for a further one-year extension at JSAV’s option subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of JSAV’s election to extend. Pursuant to the JSAV Amendment, JSAV’s obligations to comply with certain financial and other covenants was waived until March 31, 2023.
As a result of the JSAV Amendment, amounts borrowed under the revolving credit facility and the term loan will bear interest at the prime rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. JSAV will pay a commitment fee of 1.5% of the term loan in installments, with the possibility that the last $100,000 installment, scheduled to be paid on December 31, 2022, be forgiven if JSAV’s obligations under the JSAV Amendment have been satisfied in full in advance of that date. The JSAV Amendment suspended payments of principal under the term loan through December 2021. Commencing January 1, 2022, JSAV will be required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. In connection with the credit agreement dated as of November 1, 2017, JSAV entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at June 30, 2021 and December 31, 2020, was not material.
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
(10)    On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock, including a 10% premium or cash at our sole discretion.
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
(19)    The current portion of “notes payable, net” as of June 30, 2021 primarily consists of JSAV’s outstanding term loan and revolving credit facility which was classified as current. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2021. The current portion of “notes payable, net” also includes $2.8 million related to our Term Loan with Bank of America, N.A.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

June 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements.
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
June 30, 2021
Assets
Restricted Investment:
Ashford Trust common stock	$720	(1)	$—		$—	$720
Braemar common stock	520	(1)	—		—	520
Total	$1,240		$—		$—	$1,240
Liabilities
Subsidiary compensation plan	$—		$(144)	(1)	$—	$(144)
Deferred compensation plan	(4,482)		—		—	(4,482)
Total	$(4,482)		$(144)		$—	$(4,626)
Net	$(3,242)		$(144)		$—	$(3,386)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through June 30, 2021, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

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
(2) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through December 31, 2020, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
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
As of June 30, 2021, our Remington segment had $54.6 million goodwill remaining and our Premier and JSAV segments had no goodwill remaining. No impairment charges or any other adjustments related to goodwill were recorded for the three and six months ended June 30, 2021 or the three months ended June 30, 2020. Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our remaining goodwill and intangible asset balances. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indefinite-Lived Intangible Assets
As a result of the negative impact of the COVID-19 pandemic on our business, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and JSAV segments which resulted from changes in estimated future revenues based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges related to intangible assets were recorded for the three and six months ended June 30, 2021 or the three months ended June 30, 2020.
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assets
Restricted investment: (1)
Ashford Trust common stock	$(156)	$13	$(331)	$(200)
Braemar common stock	(23)	(24)	(42)	(186)
Goodwill	—	—	—	(170,572)
Intangible assets, net	—	—	—	(7,641)
Total	$(179)	$(11)	$(373)	$(178,599)
Liabilities
Contingent consideration (2)	$—	$(154)	$(23)	$(617)
Subsidiary compensation plan (3)	(150)	(37)	(273)	165
Deferred compensation plan (3)	(2,743)	(880)	(2,801)	2,697
Total	$(2,893)	$(1,071)	$(3,097)	$2,245
Net	$(3,072)	$(1,082)	$(3,470)	$(176,354)
__________________
(1)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
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
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
June 30, 2021
Equity securities (1)	$1,449	$—	$(209)	$1,240
__________________
(1)     Distribution of $845,000 of available-for-sale securities occurred in the six months ended June 30, 2021. Unrealized gains and losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

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

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$1,240	$1,240	$290	$290
Financial liabilities measured at fair value:
Deferred compensation plan	$4,482	$4,482	$1,707	$1,707
Contingent consideration	—	—	1,735	1,735
Financial assets not measured at fair value:
Cash and cash equivalents	$32,089	$32,089	$45,270	$45,270
Restricted cash	34,346	34,346	37,396	37,396
Accounts receivable, net	5,269	5,269	3,458	3,458
Note receivable	2,881	2,881	—	—
Due from affiliates	490	490	353	353
Due from Ashford Trust	751	751	13,198	13,198
Due from Braemar	449	449	2,142	2,142
Investments in unconsolidated entities	3,701	3,701	3,687	3,687
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$28,027	$28,027	$40,378	$40,378
Dividends payable	25,166	25,166	16,280	16,280
Due to affiliates	97	97	1,471	1,471
Other liabilities	27,752	27,752	28,170	28,170
Notes payable	59,055	56,103 to 62,008	62,768	59,629 to 65,906
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
8. Commitments and Contingencies
Purchase Commitment—As of June 30, 2021, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2021, no amounts have been accrued.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Income) loss allocated to noncontrolling interests:
OpenKey	$208	$120	$411	$239
RED	59	165	(38)	155
Pure Wellness	(33)	(12)	(44)	23
Other	—	5	—	21
Total net (income) loss allocated to noncontrolling interests	$234	$278	$329	$438

10. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$19	$25	$43	$361
JSAV	—	497	—	478
OpenKey	—	122	152	245
Total net (income) loss allocated to redeemable noncontrolling interests	$19	$644	$195	$1,084
Convertible Preferred Stock—Our convertible preferred stock is included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter: (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
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
So long as any shares of Series D Convertible Preferred Stock are outstanding, the Company is prohibited from taking specified actions without the consent of the holders of 55% of the outstanding Series D Convertible Preferred Stock, including: (i) modifying the terms, rights, preferences, privileges or voting powers of the Series D Convertible Preferred Stock; (ii) altering the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series D Convertible Preferred Stock; (iii) issuing any security senior to the Series D Convertible Preferred Stock, or any shares of Series D Convertible Preferred Stock other than pursuant to the Combination Agreement dated May 31, 2019 between us, the Bennetts, Remington Holdings, L.P. and certain other parties, as amended (the “Combination Agreement”); (iv) entering into any agreement that expressly prohibits or restricts the payment of dividends on the Series D Convertible Preferred Stock or the common stock of the Company or the exercise of the Change of Control Put Option (as defined in the Combination Agreement); or (v) other than the payment of dividends on the Series D Convertible Preferred Stock or payments to purchase any of the Series D Convertible Preferred Stock, transferring all or a substantial portion of the Company’s or its subsidiaries’ cash balances or other assets to a person other than the Company or its subsidiaries, other than by means of a dividend payable by the Company pro rata to the holders of the Company common stock (together with a corresponding dividend payable to the holders of the Series D Convertible Preferred Stock).
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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three and six months ended June 30, 2021, we recorded $311,000 and $627,000, respectively, of amortization related to preferred stock discounts. For the three and six months ended June 30, 2020, we recorded $795,000 and $1.6 million, respectively, of amortization related to preferred stock discounts.
On March 25, 2021, the Company declared dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021. The declared $8.4 million of dividends were paid on April 15, 2021. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2021. As of June 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.2 million, which relates to the second quarter of 2021 and the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $25.2 million at June 30, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Preferred dividends - declared	$—	$4,002	$8,353	$7,940
Preferred dividends per share - declared	$—	$0.2093	$0.4369	$0.4153
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	June 30, 2021	December 31, 2020
Aggregate preferred dividends - undeclared	$25,166	$16,280
Aggregate preferred dividends - undeclared per share	$1.3162	$0.8515
11. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and six months ended June 30, 2021 and 2020 are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity-based compensation
Stock option amortization (1)	$543	$(397)	$1,549	$1,692
Employee equity grant expense (2)	309	247	541	352
Director and other non-employee equity grants expense (3)	525	414	650	269
Total equity-based compensation	$1,377	$264	$2,740	$2,313

Other equity-based compensation
REIT equity-based compensation (4)	$4,840	$2,309	$8,177	$9,200
	$6,217	$2,573	$10,917	$11,513
________
(1)    As of June 30, 2021, the Company had approximately $1.5 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 0.7 years. The benefit recorded in the three months ended June 30, 2020, is primarily due to the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020.
(2)    As of June 30, 2021, the Company had approximately $2.6 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 2.2 years. See note 1.
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
The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in fair value
Unrealized gain (loss)	$(2,743)	$(880)	$(2,801)	$2,697

Distributions
Fair value (1)	$19	$4	$26	$6
Shares (1)	1	—	2	1
________
(1)    Distributions made to one participant.
As of June 30, 2021 and December 31, 2020, the carrying value of the DCP liability was $4.5 million and $1.7 million, respectively.
13. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
Ashford Trust—We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and its operating subsidiary, Ashford Hospitality Limited Partnership (“Ashford Trust OP”). On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that Ashford Trust maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of the Advisory Fee Cap, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See note 3 for discussion of the advisory services revenue recognition policy.

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
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the three and six months ended June 30, 2021, the Company recognized revenue of $2.3 million and $5.7 million, respectively. For both the three and six months ended June 30, 2020, the Company recognized revenue of $689,000. As of June 30, 2021 and December 30, 2020, the Company recorded $7.0 million and $7.3 million, respectively, as deferred income. Additionally, the independent members of the Board accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Ashford Trust Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $156,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. The six month period ended June 30, 2021 includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained. The deferred income related to the various Lismore fees described above are being recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.
On January 4, 2021, the independent members of the Board agreed to: (i) defer Ashford Trust’s payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (ii) defer approximately $2.8 million in base advisory fees with respect to the month of January 2021; (iii) defer Ashford Trust’s payment of Lismore success fees that were previously deferred for the months of October 2020, November 2020 and December 2020; and (iv) defer payment of Ashford Trust’s Lismore success fees for the month of January 2021. As a result, the foregoing payments became due on January 11, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee (1)	$7,254	$8,557	$14,508	$17,474

Hotel management:
Base management fees	4,473	3,504	7,850	9,197
Incentive management fees	1,065	—	1,601	—
Total hotel management revenue (2)	5,538	3,504	9,451	9,197

Design and construction revenue (3)	634	838	1,037	3,920
Audio visual revenue (4)	—	—	—	—

Other revenue
Debt placement and related fees (5)	2,290	689	5,725	817
Claims management services (6)	14	27	30	46
Other services (7)	433	336	792	786
Total other revenue	2,737	1,052	6,547	1,649

Cost reimbursement revenue	38,747	19,947	66,122	88,020

Total revenues	$54,910	$33,898	$97,665	$120,260

REVENUES BY SEGMENT (8)
REIT advisory	$11,204	$10,354	$21,758	$25,962
Remington	39,987	20,739	67,746	86,274
Premier	995	1,319	1,643	5,261
OpenKey	30	30	60	129
Corporate and other	2,694	1,456	6,458	2,634
Total revenues	$54,910	$33,898	$97,665	$120,260

COST OF REVENUES
Cost of audio visual revenues (4)	$560	$3	$696	$2,014

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$1,270	$7	$1,573	$4,604
________
(1)    Advisory fees earned from Ashford Trust during the three and six months ended June 30, 2021, excluded $1.7 million and $3.2 million, respectively, of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred income in our condensed consolidated balance sheet. See note 3 for discussion of the advisory services revenue recognition policy.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3)    Design and construction revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction revenue recognition policy.
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
On March 20, 2020, Lismore entered into an agreement with Braemar to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels (the “Braemar Agreement”). The Braemar Agreement was terminated effective March 20, 2021. Upon entering into the Braemar Agreement, Braemar made an initial payment of approximately $1.4 million. Braemar also paid the Company a total of $1.4 million in six equal installments beginning April 20, 2020 and ending September 20, 2020, of which $681,000 was subject to claw back and was set off against the cash payment of Braemar’s base advisory fees upon the termination of the Braemar Agreement in March 2021. Braemar additionally paid the Company approximately $1.4 million in success fees in connection with signed forbearance or other agreements, of which no amounts were available for claw back. In total, Braemar paid approximately $4.1 million under the Braemar Agreement. For the three and six months ended June 30, 2021, the Company recognized revenue of $0 and $853,000, respectively, related to the Braemar Agreement. For both the three and six months ended June 30, 2020, the Company recognized revenue of $646,000 related to the Braemar Agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES BY TYPE
Advisory services revenue:
Base advisory fee	$2,678	$2,573	$5,223	$5,193
Incentive advisory fee (1)	—	169	—	339
Other advisory revenue (2)	130	131	258	260
Total advisory services revenue	2,808	2,873	5,481	5,792

Hotel management:
Base management fees	584	154	915	509
Incentive management fees	142	—	221	—
Total hotel management revenue (3)	726	154	1,136	509

Design and construction revenue (4)	350	712	621	1,455
Audio visual revenue (5)	—	—	—	—

Other revenue
Watersports, ferry and excursion services (6)	695	20	1,227	356
Debt placement and related fees (7)	—	646	853	646
Claims management services (8)	2	45	3	83
Other services (9)	36	33	87	119
Total other revenue	733	744	2,170	1,204

Cost reimbursement revenue	7,404	3,490	12,200	10,360

Total revenues	$12,021	$7,973	$21,608	$19,320

REVENUES BY SEGMENT (10)
REIT advisory	$5,545	$5,184	$10,059	$10,530
Remington	4,682	1,032	7,614	5,249
Premier	511	897	873	1,990
OpenKey	9	11	19	71
Corporate and other	1,274	849	3,043	1,480
Total revenues	$12,021	$7,973	$21,608	$19,320

COST OF REVENUES
Cost of audio visual revenues (5)	$76	$—	$99	$447

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$161	$—	$213	$1,005
________
(1)    Incentive advisory fee for the three and six months ended June 30, 2020, includes the pro-rata portion of the third year installment of the 2018 incentive advisory fee. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021, 2020 and 2019 measurement periods. See note 3.

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
(4)    Design and construction revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction revenue recognition policy.
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
(6)    Watersports, ferry and excursion services are earned by RED, which includes the entity that conducts RED’s legacy U.S. Virgin Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.
(7)    Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services.
(9)    Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey and Pure Wellness.
(10)    See note 15 for discussion of segment reporting.

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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of June 30, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 8.
On November 25, 2020, the independent members of the Ashford Trust board of directors granted the Company, in its sole and absolute discretion, the right to set-off against the remaining ERFP commitment of $11.4 million, the fees pursuant to the advisory agreement and Ashford Trust Agreement that have been or may be deferred by Ashford Inc.
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement will have no impact on the Extension Agreement, which continues in full force and effect in accordance with its terms.
In the first quarter of 2021, Ashford Trust purchased FF&E from the Company at the fair market value of $108,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $81,000 which is included within “other” operating expense in our condensed consolidated statements of operations and an asset of $108,000 in “due from Ashford Trust” on our condensed consolidated balance sheets. Additionally, on January 20, 2021, Ashford Trust sold Le Meridian. The hotel contained FF&E with a net book value of $399,000 which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. Upon sale of the hotel, Ashford Trust is required to provide replacement FF&E to the Company at the fair market value amount of the sold FF&E, pursuant to the agreement. As a result, the Company recorded an asset of $128,000 in “due from Ashford Trust” on our condensed consolidated balance sheets, related to the fair market value of replacement assets, and a loss on disposal of FF&E of $271,000 within “other” operating expense in our condensed consolidated statements of operations.
During the second quarter of 2021, the Company purchased $1.6 million of FF&E from Braemar. The Company set-off the purchased FF&E against a $1.6 million outstanding receivable previously incurred by Braemar which was recorded in “due from Braemar” on our condensed consolidated balance sheets as of March 31, 2021. The FF&E purchased by the Company was subsequently leased back to Braemar rent-free.
In the second quarter of 2021, Braemar purchased FF&E from the Company at the fair market value of $144,000 upon expiration of the underlying leases of the FF&E under the Braemar ERFP Agreement. The Company recorded a loss on sale of the FF&E of $267,000 which is included within “other” operating expense in our condensed consolidated statements of operations and an asset of $144,000 in "due from Braemar" on our condensed consolidated balance sheets.
Ashford Securities—On September 25, 2019, the Company announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow the Company’s existing and future platforms. In conjunction with the formation of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement (the “Initial Contribution Agreement”) with Ashford Inc. pursuant to which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. These costs were allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “Initial True-up Date”) between Ashford Trust and Braemar whereby the actual expense reimbursements paid by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively.
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by the Company, Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among the Company, Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by the Company, Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among the Company, Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Additionally, Braemar’s aggregate capital contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.8 million unless otherwise agreed to in writing by Braemar.
As of June 30, 2021, Ashford Trust and Braemar have funded approximately $3.0 million and $1.9 million, respectively. The Company recognized $462,000 and $1.2 million of cost reimbursement revenue from Ashford Trust for the three and six months ended June 30, 2020, respectively, in our condensed consolidated statements of operations. The Company recognized $553,000 and $897,000 of cost reimbursement revenue from Braemar for the three and six months ended June 30, 2021, respectively, and $159,000 and $430,000 of cost reimbursement revenue from Braemar for the three and six months ended June 30, 2020, respectively, in our condensed consolidated statements of operations.
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
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into on November 6, 2019 in connection with Company’s acquisition of Remington from the Bennetts. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2021 was $94,000 and $201,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2020 was $97,000 and $153,000, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(5,720)	$(7,996)	$(13,894)	$(185,636)
Less: Dividends on preferred stock, declared and undeclared (1)	(8,633)	(7,940)	(17,239)	(15,815)
Less: Amortization of preferred stock discount	(311)	(795)	(627)	(1,605)
Undistributed net income (loss) allocated to common stockholders	(14,664)	(16,731)	(31,760)	(203,056)
Distributed and undistributed net income (loss) - basic	$(14,664)	$(16,731)	$(31,760)	$(203,056)
Distributed and undistributed net income (loss) - diluted	$(14,664)	$(16,731)	$(31,760)	$(203,056)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,764	2,269	2,724	2,236
Weighted average common shares outstanding – diluted	2,764	2,269	2,724	2,236

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(5.31)	$(7.37)	$(11.66)	$(90.81)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(5.31)	$(7.37)	$(11.66)	$(90.81)
________
(1)    Undeclared dividends were deducted to arrive at net income attributable to common stockholders. See note 10.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(19)	$(25)	$(43)	$(361)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	—	(619)	(152)	(723)
Dividends on preferred stock, declared and undeclared	8,633	7,940	17,239	15,815
Amortization of preferred stock discount	311	795	627	1,605
Total	$8,925	$8,091	$17,671	$16,336
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	121	15	71	34
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of incremental subsidiary shares	97	561	159	481
Effect of assumed conversion of preferred stock	4,246	4,068	4,227	4,068
Total	4,468	4,648	4,461	4,587

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities, (b) Remington, which provides hotel management services, (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (d) JSAV, which provides event technology and creative communications solutions services, (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (f) RED, a provider of watersports activities and other travel and transportation services, (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry, and (i) Lismore and REA Holdings, which provide debt placement and related services, real estate advisory services and brokerage services. For 2021, OpenKey, RED, Marietta, Pure Wellness and Lismore and REA Holdings do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have five reportable segments: REIT Advisory, Remington, Premier, JSAV and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness and Lismore and REA Holdings into an “all other” sixth reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three and six months ended June 30, 2021 and 2020 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended June 30, 2021
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$10,062	$—	$—	$—	$—	$—	$10,062
Hotel management	—	6,515	—	—	—	—	6,515
Design and construction fees	—	—	1,867	—	—	—	1,867
Audio visual	—	—	—	9,451	—	—	9,451
Other	16	—	—	—	477	11,673	12,166
Cost reimbursement revenue (1)	6,667	40,496	563	—	—	553	48,279
Total revenues	16,745	47,011	2,430	9,451	477	12,226	88,340
EXPENSES
Depreciation and amortization	1,084	3,034	3,057	470	4	610	8,259
Other operating expenses (2)	267	3,333	2,274	10,027	1,314	19,721	36,936
Reimbursed expenses (1)	6,533	40,496	563	—	—	553	48,145
Total operating expenses	7,884	46,863	5,894	10,497	1,318	20,884	93,340
OPERATING INCOME (LOSS)	8,861	148	(3,464)	(1,046)	(841)	(8,658)	(5,000)
Equity in earnings (loss) of unconsolidated entities	—	(154)	—	—	—	96	(58)
Interest expense	—	—	—	(210)	—	(1,078)	(1,288)
Amortization of loan costs	—	—	—	(15)	—	(30)	(45)
Interest income	—	72	—	—	—	—	72
Realized gain (loss) on investments	—	(179)	—	—	—	—	(179)
Other income (expense)	—	1	—	14	—	(187)	(172)
INCOME (LOSS) BEFORE INCOME TAXES	8,861	(112)	(3,464)	(1,257)	(841)	(9,857)	(6,670)
Income tax (expense) benefit	(2,179)	(400)	552	257	—	2,467	697
NET INCOME (LOSS)	$6,682	$(512)	$(2,912)	$(1,000)	$(841)	$(7,390)	$(5,973)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.1 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2021
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$19,989	$—	$—	$—	$—	$—	$19,989
Hotel management fees	—	10,987	—	—	—	—	10,987
Design and construction fees	—	—	3,409	—	—	—	3,409
Audio visual	—	—	—	13,062	—	—	13,062
Other	33	20	—	—	931	21,811	22,795
Cost reimbursement revenue (1)	11,791	68,378	965	—	—	897	82,031
Total revenues	31,813	79,385	4,374	13,062	931	22,708	152,273
EXPENSES
Depreciation and amortization	2,073	6,068	6,113	937	8	1,199	16,398
Other operating expenses (2)	619	6,622	3,953	16,845	2,561	36,135	66,735
Reimbursed expenses (1)	11,585	68,378	965	—	—	897	81,825
Total operating expenses	14,277	81,068	11,031	17,782	2,569	38,231	164,958
OPERATING INCOME (LOSS)	17,536	(1,683)	(6,657)	(4,720)	(1,638)	(15,523)	(12,685)
Equity in earnings (loss) of unconsolidated entities	—	(154)	—	—	—	(18)	(172)
Interest expense	—	—	—	(413)	—	(2,142)	(2,555)
Amortization of loan costs	—	—	—	(44)	—	(87)	(131)
Interest income	—	133	—	—	—	2	135
Realized gain (loss) on investments	—	(373)	—	—	—	—	(373)
Other income (expense)	—	1	—	(107)	(1)	(178)	(285)
INCOME (LOSS) BEFORE INCOME TAXES	17,536	(2,076)	(6,657)	(5,284)	(1,639)	(17,946)	(16,066)
Income tax (expense) benefit	(4,133)	(663)	1,320	1,077	—	4,047	1,648
NET INCOME (LOSS)	$13,403	$(2,739)	$(5,337)	$(4,207)	$(1,639)	$(13,899)	$(14,418)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $4.1 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$11,430	$—	$—	$—	$—	$—	$11,430
Hotel management	—	3,691	—	—	—	—	3,691
Design and construction fees	—	—	2,052	—	—	—	2,052
Audio visual	—	—	—	970	—	—	970
Other	83	—	—	—	292	2,962	3,337
Cost reimbursement revenue (1)	4,037	18,768	692	—	—	621	24,118
Total revenues	15,550	22,459	2,744	970	292	3,583	45,598
EXPENSES
Depreciation and amortization	2,437	3,534	3,157	488	4	489	10,109
Other operating expenses (2)	—	3,357	1,823	5,059	734	11,600	22,573
Reimbursed expenses (1)	3,974	18,768	692	—	—	621	24,055
Total operating expenses	6,411	25,659	5,672	5,547	738	12,710	56,737
OPERATING INCOME (LOSS)	9,139	(3,200)	(2,928)	(4,577)	(446)	(9,127)	(11,139)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	17	17
Interest expense	—	—	—	(184)	—	(1,062)	(1,246)
Amortization of loan costs	—	—	—	(14)	—	(76)	(90)
Interest income	—	—	—	—	—	1	1
Realized gain (loss) on investments	—	(11)	—	—	—	—	(11)
Other income (expense)	—	14	—	141	(16)	(73)	66
INCOME (LOSS) BEFORE INCOME TAXES	9,139	(3,197)	(2,928)	(4,634)	(462)	(10,320)	(12,402)
Income tax (expense) benefit	(2,170)	525	559	1,171	—	3,399	3,484
NET INCOME (LOSS)	$6,969	$(2,672)	$(2,369)	$(3,463)	$(462)	$(6,921)	$(8,918)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.4 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2020
	REIT Advisory	Remington	Premier	JSAV	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$23,266	$—	$—	$—	$—	$—	$23,266
Hotel management	—	9,815	—	—	—	—	9,815
Design and construction fees	—	—	5,990	—	—	—	5,990
Audio visual	—	—	—	30,644	—	—	30,644
Other	140	—	—	—	814	9,074	10,028
Cost reimbursement revenue (1)	13,101	83,100	1,906	—	—	1,590	99,697
Total revenues	36,507	92,915	7,896	30,644	814	10,664	179,440
EXPENSES
Depreciation and amortization	4,876	6,911	6,314	992	10	975	20,078
Impairment	—	126,548	49,524	2,141	—	—	178,213
Other operating expenses (2)	—	7,652	4,887	31,445	1,722	25,467	71,173
Reimbursed expenses (1)	12,970	83,100	1,906	—	—	1,590	99,566
Total operating expenses	17,846	224,211	62,631	34,578	1,732	28,032	369,030
OPERATING INCOME (LOSS)	18,661	(131,296)	(54,735)	(3,934)	(918)	(17,368)	(189,590)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	253	253
Interest expense	—	—	—	(441)	—	(1,981)	(2,422)
Amortization of loan costs	—	—	—	(28)	—	(128)	(156)
Interest income	—	—	—	—	—	29	29
Realized gain (loss) on investments	—	(386)	—	—	—	—	(386)
Other income (expense)	—	26	—	(314)	(6)	(161)	(455)
INCOME (LOSS) BEFORE INCOME TAXES	18,661	(131,656)	(54,735)	(4,717)	(924)	(19,356)	(192,727)
Income tax (expense) benefit	(4,423)	1,714	727	1,037	—	6,514	5,569
NET INCOME (LOSS)	$14,238	$(129,942)	$(54,008)	$(3,680)	$(924)	$(12,842)	$(187,158)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $5.8 million of hotel management revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.
16. Subsequent Events
On July 12, 2021, Ashford Trust and Braemar invested $250,000 and $117,000, respectively, in OpenKey.
On July 23, 2021, RED entered into a new term loan agreement with a maximum principal amount of $900,000 at an interest rate equal to the Prime Rate plus 2.00%. The term loan matures August 5, 2029, and RED will not be required to make any payments of principal until May 5, 2022. The term loan does not have recourse to the Company.
On July 23, 2021, RED consolidated the draw term loan previously maturing August 2028 and RED’s outstanding line of credit previously maturing August 2021 into a new term loan with an outstanding principal balance of $2.2 million at an interest rate equal to the Prime Rate plus 2.00%. The new term loan matures on August 5, 2029, and RED will be required to pay monthly installments of principal and interest commencing September 5, 2021 until the maturity date. The term loan does not have recourse to the Company.
On July 23, 2021, RED consolidated the draw term loan previously maturing June 2027 and two term loans previously maturing October 2025 and February 2029 into a new term loan with an outstanding principal balance of $3.5 million at an interest rate equal to the Prime Rate plus 1.75%. The new term loan matures on August 5, 2029, and RED will be required to pay monthly installments of principal and interest commencing September 5, 2021 until the maturity date. The term loan has recourse to the Company.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On August 16, 2021, the Company entered into Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement with Braemar (“Amendment No. 2”). The Fifth Amended and Restated Advisory Agreement was amended to delete Section 6.7 in its entirety in order to remove the requirement that the Company disclose in each Quarterly Report on Form 10-Q and each Annual Report on Form 10-K that it files under the Exchange Act the incremental expenses incurred by the Company in connection with providing services to Braemar under the Amended and Restated Advisory Agreement (the “Incremental Expenses”) and to provide to the audit committee of the board of directors of Braemar a report of an accounting firm that the Company’s determination of such Incremental Expenses is reasonable.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the impact of the COVID-19 pandemic and numerous governmental travel restrictions and other orders on our clients’ and our business, including one or more possible recurrences of COVID-19 case surges that could cause state and local governments to reinstate travel restrictions;
•our business and investment strategy;
•our projected operating results;
•our ability to obtain future financing arrangements;
•our ability to maintain compliance with the NYSE American LLC (the “NYSE American”) continued listing standards;
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
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and potential travel restrictions in regions where our clients’ hotels are located, and one or more possible recurrences of COVID-19 case surges causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;

•uncertainty associated with the ability of the Company to remain in compliance with all covenants in our Term Loan Agreement (as defined below) and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;
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

Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of August 11, 2021, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 608,578 shares of our common stock, which represented an approximately 20.1% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of August 11, 2021 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 65.6%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement and related services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services and their respective subsidiaries.
We seek to grow through the implementation of two primary strategies: (i) increasing our assets under management; and (ii) pursuing third-party business to grow our other products and services businesses.
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of the respective boards of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have RevPAR generally less than twice the national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second quarter of 2021. As of June 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.2 million, which relates to the second quarter of 2021 and the second and fourth quarters of 2020.
During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Monty J. Bennett received his base salary in the form of common stock ended. Additionally, on March 25, 2021, the Company declared $8.4 million in dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021.

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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of June 30, 2021, our Term Loan Agreement (as defined below) was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. Additionally, Presentation Technologies, LLC, our subsidiary doing business as JSAV (“JSAV”), executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan and includes a fixed charge coverage ratio covenant which commences with the quarter ending March 31, 2023. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2021. The classification of JSAV’s outstanding debt as a current liability has no impact on Ashford Inc.’s going concern assessment because the JSAV debt has no recourse to Ashford Inc.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key customers, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See notes 5 and 13 to our condensed consolidated financial statements.
Other Developments
On May 3, 2021, we acquired shares in RED Hospitality & Leisure LLC (“RED”) from a noncontrolling interest holder, increasing our ownership of RED from 84.21% to 97.87% effective retroactively on January 1, 2021, for a total purchase price of $200,000. The purchase price will be paid in the form of shares of the Company’s common stock, delivered quarterly in $25,000 increments, beginning on the closing date and ending November 15, 2022.
On August 10, 2021, the Company issued a press release announcing that on August 9, 2021 it had received a notification letter from the NYSE American that the Company has regained compliance with all of the NYSE American continued listing standards set forth in Part 10, Section 1003 of the NYSE American Company Guide (the “Company Guide”). The Company previously received a notification letter (the “Letter”) from the NYSE American on August 26, 2020, which indicated that the Company was not in compliance with the standards of Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide. Pursuant to these Sections, the NYSE American will normally consider suspending dealings in, or removing from the list, securities of a listed company whose stockholders’ equity is less than (i) $2.0 million if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years and (ii) $4.0 million if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years (together, the “Stockholders’ Equity Standards”). However, Section 1003(a) of the Company Guide also states that the NYSE American will not normally consider suspending dealings in, or removing from the list, the securities of a listed company that falls below the Stockholders’ Equity Standards if the listed company is in compliance with the following two standards: (1) total value of market capitalization of at least $50 million or total assets and revenue of $50 million each in its last fiscal year, or in two of its last three fiscal years (the “First Standard”), and (2) the listed company has at least 1.1 million shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders (the “Second Standard”).
When the Company received the Letter, it was not in compliance with the Stockholders’ Equity Standards, but it was in compliance with the First Standard because it had total assets and total revenue of at least $50 million in its last fiscal year and was in compliance with the Second Standard, except that the current market value of publicly held shares was below $15.0 million. On September 24, 2020, the Company submitted to the NYSE American a compliance plan which detailed how it intended to regain compliance with Section 1003(a) by increasing the current market value of the publicly held shares above $15.0 million while maintaining compliance with all other requirements of the First and Second Standards. As of June 30, 2021, the Company did not meet the requisite Stockholders’ Equity Standards. However, as a result of management’s efforts, the Company has come into compliance with the First and Second Standards, and the NYSE American has informed the Company that it has cured the previously cited deficiencies and is in full compliance with the continued listing standards set forth in Part 10, Section 1003 of the Company Guide. Effective at the start of trading on August 10, 2021, the “.BC” designation, signifying noncompliance with the NYSE American’s listing standards, was removed from the “AINC” trading symbol.
On August 16, 2021, the Company entered into Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement with Braemar (“Amendment No. 2”). The Fifth Amended and Restated Advisory Agreement was amended to delete Section 6.7 in its entirety in order to remove the requirement that the Company disclose in each Quarterly Report on Form 10-Q and each Annual Report on Form 10-K that it files under the Exchange Act the incremental expenses incurred by the Company in connection with providing services to Braemar under the Amended and Restated Advisory Agreement (the “Incremental Expenses”) and to provide to the audit committee of the board of directors of Braemar a report of an accounting firm that the Company’s determination of such Incremental Expenses is reasonable.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
REVENUE
Advisory services	$10,062	$11,430	$(1,368)	(12.0)%
Hotel management fees	6,515	3,691	2,824	76.5%
Design and construction fees	1,867	2,052	(185)	(9.0)%
Audio visual	9,451	970	8,481	874.3%
Other	12,166	3,337	8,829	264.6%
Cost reimbursement revenue	48,279	24,118	24,161	100.2%
Total revenues	88,340	45,598	42,742	93.7%
EXPENSES
Salaries and benefits	17,392	13,677	(3,715)	(27.2)%
Cost of revenues for design and construction	1,022	878	(144)	(16.4)%
Cost of revenues for audio visual	6,872	2,316	(4,556)	(196.7)%
Depreciation and amortization	8,259	10,109	1,850	18.3%
General and administrative	6,591	4,341	(2,250)	(51.8)%
Other	5,059	1,361	(3,698)	(271.7)%
Reimbursed expenses	48,145	24,055	(24,090)	(100.1)%
Total expenses	93,340	56,737	(36,603)	(64.5)%
OPERATING INCOME (LOSS)	(5,000)	(11,139)	6,139	55.1%
Equity in earnings (loss) of unconsolidated entities	(58)	17	(75)	(441.2)%
Interest expense	(1,288)	(1,246)	(42)	(3.4)%
Amortization of loan costs	(45)	(90)	45	50.0%
Interest income	72	1	71	7,100.0%
Realized gain (loss) on investments	(179)	(11)	(168)	(1,527.3)%
Other income (expense)	(172)	66	(238)	(360.6)%
INCOME (LOSS) BEFORE INCOME TAXES	(6,670)	(12,402)	5,732	46.2%
Income tax (expense) benefit	697	3,484	(2,787)	(80.0)%
NET INCOME (LOSS)	(5,973)	(8,918)	2,945	33.0%
(Income) loss from consolidated entities attributable to noncontrolling interests	234	278	(44)	(15.8)%
Net (income) loss attributable to redeemable noncontrolling interests	19	644	(625)	(97.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(5,720)	(7,996)	2,276	28.5%
Preferred dividends, declared and undeclared	(8,633)	(7,940)	(693)	(8.7)%
Amortization of preferred stock discount	(311)	(795)	484	60.9%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,664)	$(16,731)	$2,067	12.4%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $2.1 million, or 12.4%, to a $14.7 million loss for the three months ended June 30, 2021 (“the 2021 quarter”) compared to the three months ended June 30, 2020 (“the 2020 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues increased $42.7 million, or 93.7%, to $88.3 million for the 2021 quarter compared to the 2020 quarter due to the following (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$9,932	$11,130	$(1,198)	(10.8)%
Incentive advisory fee (2)	—	169	(169)	(100.0)%
Other advisory revenue (3)	130	131	(1)	(0.8)%
Total advisory services revenue	10,062	11,430	(1,368)	(12.0)%

Hotel management:
Base management fees	5,308	3,691	1,617	43.8%
Incentive management fees	1,207	—	1,207
Total hotel management revenue (4)	6,515	3,691	2,824	76.5%

Design and construction revenue (5)	1,867	2,052	(185)	(9.0)%

Audio visual revenue (6)	9,451	970	8,481	874.3%

Other revenue:
Watersports, ferry and excursion services (7)	6,861	904	5,957	659.0%
Debt placement and related fees (8)	2,290	1,335	955	71.5%
Claims management services (9)	16	72	(56)	(77.8)%
Other services (10)	2,999	1,026	1,973	192.3%
Total other revenue	12,166	3,337	8,829	264.6%

Cost reimbursement revenue (11)	48,279	24,118	24,161	100.2%

Total revenues	$88,340	$45,598	$42,742	93.7%

REVENUES BY SEGMENT (12)
REIT advisory	$16,745	$15,550	$1,195	7.7%
Remington	47,011	22,459	24,552	109.3%
Premier	2,430	2,744	(314)	(11.4)%
JSAV	9,451	970	8,481	874.3%
OpenKey	477	292	185	63.4%
Corporate and other	12,226	3,583	8,643	241.2%
Total revenues	$88,340	$45,598	$42,742	93.7%
________
(1)The decrease in base advisory fee is primarily due to lower revenue of $1.3 million from Ashford Trust partially offset by higher revenue of $105,000 from Braemar. Advisory fees earned from Ashford Trust excluded $1.7 million of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred income in our condensed consolidated balance sheet. See note 3 of our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.

(2)    The incentive advisory fee for the 2020 quarter includes the pro-rata portion of the third year installment of the Braemar 2018 incentive advisory fee in the amount of $169,000. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds subsequent to the 2016 measurement period. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020 and 2019 measurement periods.
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
(4)     The increase in hotel management revenue is due to higher base management fees from Ashford Trust and Braemar of $969,000 and $430,000, respectively, and incentive management fees of $1.1 million and $142,000 from Ashford Trust and Braemar, respectively, due to increased room demand within their respective portfolios compared to the 2020 quarter as the industry recovers from COVID-19.
(5)     The decrease in design and construction revenue is due to lower revenue from Ashford Trust and Braemar of $204,000 and $362,000, respectively, due to reduced capital expenditures by our clients as a result of COVID-19, offset by an increase in design and construction revenue from third parties of $381,000.
(6)     The $8.5 million increase in audio visual revenue is due to increased demand for event technology services at hotels and convention centers as the U.S. travel and hospitality industry continues to recover from COVID-19.
(7)     The $6.0 million increase in watersports, ferry and excursion services is due to increased demand for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida, as the U.S. travel and hospitality industry continues to recover from COVID-19.
(8)     The increase in debt placement and related fee revenue is due to higher revenue of $1.6 million from Ashford Trust offset by lower revenue of $646,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase is primarily due to Lismore’s agreement with Ashford Trust for providing modifications, forbearances or refinancing of Ashford Trust’s loans as a result of the financial impact from COVID-19. Lismore’s agreement with Braemar expired in March 2021.
(9)     Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(10)     The increase in other services revenue is primarily due to higher revenue from Marietta of $1.4 million due to increased room demand. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries; OpenKey, PRE Opco LLC (“Pure Wellness”) and Marietta, to Ashford Trust, Braemar and other third parties.
(11)     The increase in cost reimbursement revenue is primarily due to increased cost reimbursement revenue in the 2021 quarter of $21.7 million from Remington due to increased room demand within the hotel industry compared to the 2020 quarter and increased cost reimbursement revenue of $2.6 million from our REIT Advisory segment related to reimbursable advisory expenses for Ashford Trust and Braemar compared to the 2020 quarter.
(12)     See note 15 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $3.7 million, or 27.2%, to $17.4 million for the 2021 quarter compared to the 2020 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change
Cash salaries and benefits:
Salary expense	$9,118	$7,903	$1,215
Bonus expense	3,560	3,978	(418)
Benefits related expenses	1,120	1,066	54
Total cash salaries and benefits (1)	13,798	12,947	851
Non-cash equity-based compensation:
Stock option grants (2)	543	(397)	940
Employee equity grant expense	308	247	61
Total non-cash equity-based compensation	851	(150)	1,001
Non-cash (gain) loss in deferred compensation plan (3)	2,743	880	1,863
Total salaries and benefits	$17,392	$13,677	$3,715
________
(1)The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered which were reduced as a result of cost control efforts in the 2020 quarter due to COVID-19.
(2)The increase in stock option grant related expense in the 2021 quarter primarily relates to the forfeiture of 98,603 options in the 2020 quarter from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020.
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in both the 2021 quarter and the 2020 quarter are primarily attributable to an increase in the fair value of the DCP obligation. See note 12 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $144,000, or 16.4%, to $1.0 million during the 2021 quarter compared to $878,000 for the 2020 quarter.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $4.6 million, or 196.7%, to $6.9 million during the 2021 quarter compared to $2.3 million for the 2020 quarter, primarily due to increased demand for event technology services at hotels and convention centers as the U.S. travel and hospitality industry continues to recover from COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.9 million, or 18.3%, to $8.3 million for the 2021 quarter compared to the 2020 quarter, primarily due to the write-off of $6.4 million of furniture, fixtures and equipment (“FF&E”) in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square and the sale of FF&E in the fourth quarter of 2020 to Braemar for FF&E formerly leased to Braemar under the Braemar ERFP Agreement at the expiration of the lease. Depreciation and amortization expense for the 2021 quarter and the 2020 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual”, and also excludes depreciation expense for the 2021 quarter and the 2020 quarter related to marine vessels in the amount of $247,000 and $195,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $2.3 million, or 51.8%, to $6.6 million for the 2021 quarter compared to the 2020 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change
Professional fees (1)	$2,234	$1,022	$1,212
Office expense	2,028	1,438	590
Public company costs	246	100	146
Director costs	827	618	209
Travel and other expense	1,211	1,125	86
Non-capitalizable - software costs	45	38	7
Total general and administrative	$6,591	$4,341	$2,250
________
(1)    The increase in professional fees in the 2021 quarter is primarily due to $577,000 of expenses related to Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. Expenses are allocated to the Company per the Amended and Restated Contribution Agreement entered into on December 31, 2020. See note 13 in our condensed consolidated financial statements.
Other. Other operating expense increased $3.7 million, or 271.7%, to $5.1 million for the 2021 quarter compared to the 2020 quarter. The increase was primarily driven by an increase in operating expenses from RED of $2.7 million compared to the 2020 quarter due to increased demand for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida. Other operating expense includes cost of goods sold, royalties and operating expenses associated with OpenKey, RED, Pure Wellness and Marietta.
Reimbursed Expenses. Reimbursed expenses increased $24.1 million to $48.1 million during the 2021 quarter compared to $24.1 million for the 2020 quarter primarily due to increased hotel management expenses incurred by Remington due to the increase in hotel room demand.
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

	Three Months Ended June 30,
	2021	2020	$ Change
Cost reimbursement revenue	$48,279	$24,118	$24,161
Reimbursed expenses	48,145	24,055	24,090
Net total	$134	$63	$71
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $75,000 for the 2021 quarter. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $1.3 million and $1.2 million for the 2021 quarter and the 2020 quarter, respectively. The increase is related to increases in balances outstanding on our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $45,000 and $90,000 for the 2021 quarter and the 2020 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Interest Income. Interest income was $72,000 and $1,000 for the 2021 quarter and the 2020 quarter, respectively. The increase in the 2021 quarter is primarily due to interest income from Remington’s note receivable from a third party hotel owner. See note 1 to our condensed consolidated financial statements.

Realized Gain (Loss) on Investments. Realized loss on investments was $179,000 and $11,000 for the 2021 quarter and the 2020 quarter, respectively. The realized loss on investments relates to losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
Other Income (Expense). Other income (expense) was $172,000 of expense in the 2021 quarter and $66,000 of income in the 2020 quarter.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $2.8 million, from a benefit of $3.5 million in the 2020 quarter to a benefit of $697,000 in the 2021 quarter. Current income tax expense changed by $398,000, from $1.3 million of expense in the 2020 quarter to $898,000 of expense in the 2021 quarter. Deferred income tax benefit changed by $3.2 million from a $4.8 million benefit in the 2020 quarter to a $1.6 million benefit in the 2021 quarter. The difference in income tax (expense) benefit is related to a change in accrued liabilities and an increase in operations.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $234,000 in the 2021 quarter and a loss of $278,000 in the 2020 quarter. See notes 2, 9 and 13 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $19,000 in the 2021 quarter and a loss of $644,000 in the 2020 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 10, and 13 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $693,000, or 8.7%, to $8.6 million during the 2021 quarter compared to $7.9 million for the 2020 quarter, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99% and due to $280,000 of accumulating and compounding dividends related to the undeclared preferred stock dividends for the second and fourth quarters of 2020.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $484,000, or 60.9%, to $311,000 during the 2021 quarter compared to $795,000 for the 2020 quarter, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99%. See note 10 to our condensed consolidated financial statements.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
REVENUE
Advisory services	$19,989	$23,266	$(3,277)	(14.1)%
Hotel management fees	10,987	9,815	1,172	11.9%
Design and construction fees	3,409	5,990	(2,581)	(43.1)%
Audio visual	13,062	30,644	(17,582)	(57.4)%
Other	22,795	10,028	12,767	127.3%
Cost reimbursement revenue	82,031	99,697	(17,666)	(17.7)%
Total revenues	152,273	179,440	(27,167)	(15.1)%
EXPENSES
Salaries and benefits	33,168	29,987	(3,181)	(10.6)%
Cost of revenues for design and construction	1,780	2,329	549	23.6%
Cost of revenues for audio visual	11,258	22,746	11,488	50.5%
Depreciation and amortization	16,398	20,078	3,680	18.3%
General and administrative	11,859	10,524	(1,335)	(12.7)%
Impairment	—	178,213	178,213	100.0%
Other	8,670	5,587	(3,083)	(55.2)%
Reimbursed expenses	81,825	99,566	17,741	17.8%
Total expenses	164,958	369,030	204,072	55.3%
OPERATING INCOME (LOSS)	(12,685)	(189,590)	176,905	93.3%
Equity in earnings (loss) of unconsolidated entities	(172)	253	(425)	(168.0)%
Interest expense	(2,555)	(2,422)	(133)	(5.5)%
Amortization of loan costs	(131)	(156)	25	16.0%
Interest income	135	29	106	365.5%
Realized gain (loss) on investments	(373)	(386)	13	3.4%
Other income (expense)	(285)	(455)	170	37.4%
INCOME (LOSS) BEFORE INCOME TAXES	(16,066)	(192,727)	176,661	91.7%
Income tax (expense) benefit	1,648	5,569	(3,921)	(70.4)%
NET INCOME (LOSS)	(14,418)	(187,158)	172,740	92.3%
(Income) loss from consolidated entities attributable to noncontrolling interests	329	438	(109)	(24.9)%
Net (income) loss attributable to redeemable noncontrolling interests	195	1,084	(889)	(82.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(13,894)	(185,636)	171,742	92.5%
Preferred dividends, declared and undeclared	(17,239)	(15,815)	(1,424)	(9.0)%
Amortization of preferred stock discount	(627)	(1,605)	978	60.9%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(31,760)	$(203,056)	$171,296	84.4%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders decreased $171.3 million to a $31.8 million loss for the six months ended June 30, 2021 (“the 2021 period”) compared to the six months ended June 30, 2020 (“the 2020 period”) as a result of the factors discussed below.

Total Revenues. Total revenues decreased by $27.2 million, or 15.1%, to $152.3 million for the 2021 period compared to the 2020 period due to the following (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Advisory services revenue:
Base advisory fee (1)	$19,731	$22,667	$(2,936)	(13.0)%
Incentive advisory fee (2)	—	339	(339)	(100.0)%
Other advisory revenue (3)	258	260	(2)	(0.8)%
Total advisory services revenue	19,989	23,266	(3,277)	(14.1)%

Hotel management:
Base management fees	9,165	9,815	(650)	(6.6)%
Incentive management fees	1,822	—	1,822
Total hotel management revenue (4)	10,987	9,815	1,172	11.9%

Design and construction revenue (5)	3,409	5,990	(2,581)	(43.1)%

Audio visual revenue (6)	13,062	30,644	(17,582)	(57.4)%

Other revenue:
Watersports, ferry and excursion services (7)	11,421	4,221	7,200	170.6%
Debt placement and related fees (8)	6,578	1,463	5,115	349.6%
Claims management services (9)	33	129	(96)	(74.4)%
Other services (10)	4,763	4,215	548	13.0%
Total other revenue	22,795	10,028	12,767	127.3%

Cost reimbursement revenue (11)	82,031	99,697	(17,666)	(17.7)%

Total revenues	$152,273	$179,440	$(27,167)	(15.1)%

REVENUES BY SEGMENT (12)
REIT advisory	$31,813	$36,507	$(4,694)	(12.9)%
Remington	79,385	92,915	(13,530)	(14.6)%
Premier	4,374	7,896	(3,522)	(44.6)%
JSAV	13,062	30,644	(17,582)	(57.4)%
OpenKey	931	814	117	14.4%
Corporate and other	22,708	10,664	12,044	112.9%
Total revenues	$152,273	$179,440	$(27,167)	(15.1)%
________
(1)The decrease in base advisory fee is primarily due to lower revenue of $3.0 million from Ashford Trust offset by higher revenue of $30,000 from Braemar. Advisory fees earned from Ashford Trust excluded $3.2 million of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred income in our condensed consolidated balance sheet. See note 3 of our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)    The incentive advisory fee for the 2020 period includes the pro-rata portion of the third year installment of the Braemar 2018 incentive advisory fee in the amount of $339,000. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return has not met the incentive fee threshold in any of the annual measurement periods subsequent to the 2016 measurement period. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020 and 2019 measurement periods.
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
(4)     The increase in hotel management revenue is primarily due to increases in incentive management fees of $1.6 million and $221,000 from Ashford Trust and Braemar, respectively, partially offset by lower base management fees from Ashford Trust of $1.3 million.
(5)     The decrease in design and construction revenue is due to lower revenue from Ashford Trust and Braemar of $2.9 million and $834,000, respectively, due to reduced capital expenditures as a result of COVID-19, offset by an increase in design and construction revenue from third parties of $1.1 million.
(6)     The $17.6 million decrease in audio visual revenue is due to the timing of the arrival of COVID-19 in March 2020 partially offset by a recovery in operations in the second quarter of 2021 compared to the second quarter of 2020.
(7)     The $7.2 million increase in watersports, ferry and excursion services is due to increased demand for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida as the U.S. travel and hospitality industry continues to recover from COVID-19.
(8)     The increase in debt placement and related fee revenue is due to higher revenue of $4.9 million from Ashford Trust and higher revenue of $207,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The increase is primarily due to Lismore’s agreement with Ashford Trust for providing modifications, forbearances or refinancing of Ashford Trust’s loans due to the financial impact from COVID-19. Lismore’s agreement with Braemar expired in March 2021.
(9)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(10)     The increase in other services revenue is primarily due to higher revenue of $439,000 in the 2021 period from Pure Wellness. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries; OpenKey, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.
(11)     The decrease in cost reimbursement revenue is primarily due to a decrease in Remington’s cost reimbursement revenue of $14.7 million in the 2021 period due to the timing of the decline in hotel operations from COVID-19 in March of 2020 and a decrease of $1.3 million in cost reimbursement revenue in the 2021 period related to reimbursable advisory expenses for Ashford Trust and Braemar.
(12)     See note 15 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $3.2 million, or 10.6%, to $33.2 million for the 2021 period compared to the 2020 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Cash salaries and benefits:
Salary expense	$17,824	$19,290	$(1,466)
Bonus expense	7,831	7,578	253
Benefits related expenses	2,623	3,772	(1,149)
Total cash salaries and benefits (1)	28,278	30,640	(2,362)
Non-cash equity-based compensation:
Stock option grants (2)	1,549	1,692	(143)
Employee equity grant expense	540	352	188
Total non-cash equity-based compensation	2,089	2,044	45
Non-cash (gain) loss in deferred compensation plan (3)	2,801	(2,697)	5,498
Total salaries and benefits	$33,168	$29,987	$3,181
________
(1)The decrease in cash salaries and benefits in the 2021 period is primarily due to management significantly reducing operating expenses in response to COVID-19 in March of 2020.
(2)The decrease in stock option grant related expense in the 2021 period primarily relates to the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020 and due to the Company not issuing any stock option grants during fiscal year 2020 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the 2021 period and the gain in the 2020 period are primarily attributable to increases and decreases in the fair value of the DCP obligation, respectively. See note 12 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $549,000, or 23.6% to $1.8 million during the 2021 period compared to $2.3 million for the 2020 period due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $11.5 million, or 50.5%, to $11.3 million during the 2021 period compared to $22.7 million for the 2020 period, primarily due to a significant decline in business and cost control initiatives implemented by JSAV in the United States, Mexico and the Dominican Republic as a result of COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $3.7 million, or 18.3%, to $16.4 million for the 2021 period compared to the 2020 period, primarily due to the write-off of $6.4 million of FF&E in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square and the sale of FF&E in the fourth quarter of 2020 to Braemar for FF&E formerly leased to Braemar under the Braemar ERFP Agreement at the expiration of the lease. Depreciation and amortization expense for the 2021 period and the 2020 period excludes depreciation expense related to audio visual equipment of $2.5 million and $2.4 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2021 period and the 2020 period related to marine vessels in the amount of $466,000 and $386,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $1.3 million, or 12.7%, to $11.9 million for the 2021 period compared to the 2020 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Professional fees (1)	$4,012	$2,364	$1,648
Office expense	3,862	3,908	(46)
Public company costs	416	202	214
Director costs	1,274	727	547
Travel and other expense (2)	2,172	3,190	(1,018)
Non-capitalizable - software costs	123	133	(10)
Total general and administrative	$11,859	$10,524	$1,335
________
(1)    The increase in professional fees in the 2021 period is primarily due to $1.0 million of expenses related to Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. Expenses are allocated to the Company per the Amended and Restated Contribution Agreement entered into on December 31, 2020. See note 13 in our condensed consolidated financial statements.
(2)    The decrease in travel and other expense in the 2021 period is primarily from decreased travel due to COVID-19.
Impairment. In the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. In total, there were $178.2 million in impairment charges for the 2020 period. No impairment charges were recorded during the 2021 period. See notes 4 and 6 to our condensed consolidated financial statements.
Other. Other operating expense increased $3.1 million, or 55.2%, to $8.7 million for the 2021 period compared to the 2020 period. The increase was primarily driven by an increase in operating expenses from RED of $3.1 million compared to the 2020 period due to increased demand for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida. Other operating expense includes cost of goods sold, royalties and operating expenses associated with OpenKey, RED, Pure Wellness and Marietta.
Reimbursed Expenses. Reimbursed expenses decreased $17.7 million to $81.8 million during the 2021 period compared to $99.6 million for the 2020 period primarily due to a decrease in hotel management expenses incurred by Remington due to management’s curtailing expenses and declines in hotel operations in response to COVID-19.
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

	Six Months Ended June 30,
	2021	2020	$ Change
Cost reimbursement revenue	$82,031	$99,697	$(17,666)
Reimbursed expenses	81,825	99,566	(17,741)
Net total	$206	$131	$75
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was a loss of $172,000 and earnings of $253,000 for the 2021 period and the 2020 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.

Interest Expense. Interest expense increased to $2.6 million from $2.4 million for the 2021 period and the 2020 period, respectively, related to increases in our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $131,000 and $156,000 for the 2021 period and the 2020 period, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Interest Income. Interest income was $135,000 and $29,000 for the 2021 period and the 2020 period, respectively. The increase in the 2021 period is primarily due to interest income from Remington’s note receivable from a third party hotel owner. See note 1 to our condensed consolidated financial statements.
Realized Gain (Loss) on Investments. Realized loss on investments was $373,000 and $386,000 for the 2021 period and the 2020 period, respectively. The realized loss on investments relates to losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
Other Income (Expense). Other expense was expense of $285,000 and $455,000 in the 2021 period and the 2020 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $3.9 million, from a $5.6 million benefit in the 2020 period to a $1.6 million benefit in the 2021 period. Current income tax expense changed by $1.9 million, from $2.5 million in expense in the 2020 period to $589,000 in expense in the 2021 period. Deferred income tax benefit changed by $5.9 million from a $8.1 million benefit in the 2020 period to a $2.2 million benefit in the 2021 period. The difference in income tax (expense) benefit is related to a change in accrued liabilities and a decrease in non-deductible GAAP items, primarily impairment.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $329,000 in the 2021 period and a loss of $438,000 in the 2020 period. See notes 2 and 9 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $195,000 in the 2021 period and loss of $1.1 million in the 2020 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. For a summary of ownership interests, carrying values and allocations, see notes 2 and 10 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $1.4 million to $17.2 million during the 2021 period compared to $15.8 million for the 2020 period, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99% and due to $533,000 of accumulating and compounding dividends related to the undeclared preferred stock dividends for the second and fourth quarters of 2020. See note 10 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $978,000 to $627,000 during the 2021 period compared to $1.6 million from the 2020 period, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99%. See note 10 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second quarter of 2021. As of June 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.2 million, which relates to the second quarter of 2021 and the second and fourth quarters of 2020.
During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Monty J. Bennett received his base salary in the form of common stock ended. Additionally, on March 25, 2021, the Company declared $8.4 million in dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of June 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. Additionally, Presentation Technologies, LLC, our subsidiary doing business as JSAV (“JSAV”), executed a credit agreement amendment on December 31, 2020, which extended the maturity date of the loan and includes a fixed charge coverage ratio covenant which commences with the quarter ending March 31, 2023. As a result of the impact of COVID-19, JSAV is reliant on Ashford Inc. to make contributions to cover JSAV’s projected operating shortfall and amortization and interest payments on its outstanding debt within one year of the issuance of the financial statements. All such contributions are subject to the discretion of Ashford Inc. As such, all of JSAV’s outstanding debt balance has been classified as a current liability within our condensed consolidated balance sheet as of June 30, 2021. The classification of JSAV’s outstanding debt as a current liability has no impact on Ashford Inc.’s going concern assessment because the JSAV debt has no recourse to Ashford Inc.
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

Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See notes 5 and 13 to our condensed consolidated financial statements.
Loan Agreements—On March 29, 2021, the Company amended its Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (as so amended, the “Seventh Amendment”). The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds, which if not met, increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. As of June 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements. Debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect our Term Loan Agreement and debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements, outside of our consideration of JSAV. See discussion regarding JSAV’s outstanding debt in “COVID-19, Management’s Plans and Liquidity” above.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net was $28.5 million and $29.1 million as of June 30, 2021 and December 31, 2020, respectively. For further discussion see notes 5 and 16 to our condensed consolidated financial statements.
Preferred stock dividends—On March 25, 2021, the Company declared dividends which were due with respect to its Series D Convertible Preferred Stock for the first quarter of 2021. The declared $8.4 million of dividends were paid on April 15, 2021. As of June 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.2 million, which relates to the second quarter of 2021 and the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $25.2 million at June 30, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
The independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis. The independent members of the Board believe that the deferral of certain preferred dividends will provide the Company with additional funds to meet its ongoing liquidity needs.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter: (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of June 30, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 8 to our condensed consolidated financial statements.
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement will have no impact on the Extension Agreement, which continues in full force and effect in accordance with its terms.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the six months ended June 30, 2021.
During the first quarter of 2021, we paid the remainder of contingent consideration due to the sellers of BAV Services, Inc. (“BAV”) in connection with the acquisition of BAV, including $350,000 related to the earn-out which was paid on January 11, 2021, and the final stock collar consideration payments in the amounts of $870,000 and $888,000 which were paid on February 1, 2021 and March 4, 2021, respectively.
In connection with the transactions contemplated by the Credit Agreement, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of the Advisory Fee Cap, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”) in connection with the transactions contemplated by the Credit Agreement. See additional discussion in notes 3 and 13 to our condensed consolidated financial statements.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of June 30, 2021 and December 31, 2020, we had $32.1 million and $45.3 million of cash and cash equivalents, respectively, and $34.3 million and $37.4 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $4.1 million for the six months ended June 30, 2021 compared to net cash flows provided by operating activities of $37.8 million for the six months ended June 30, 2020. The decrease in cash flows from operating activities in the six months ended June 30, 2021 was primarily due to a $16.0 million increase in current “other liabilities” in the six months ended June 30, 2020 as a result of the transfer of cash from Ashford Trust into a Company escrow account for insurance claims and increased cash payments received in the six months ended June 30, 2020 due to Ashford Trust and Braemar’s respective agreements with Lismore to seek modifications, forbearances or refinancing. The decrease in cash flows from operating activities was also due to the timing of payment of accounts payable and accrued expenses partially offset by the timing of receipt of our receivables from Ashford Trust and an increase in earnings.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2021, net cash flows used in investing activities were $6.1 million. These cash flows consisted of the receipt of a note receivable of $2.9 million from a third party hotel owner, purchases of Ashford Trust and Braemar common stock related to Remington’s employee compensation plan of $873,000, capital expenditures of $1.5 million for RED’s marine vessels and capital expenditures of FF&E of $2.6 million, including $1.8 million FF&E purchased from Braemar. Net cash flows used in investing activities were offset by the sale of FF&E of $1.8 million to Braemar.
For the six months ended June 30, 2020, net cash flows used in investing activities were $4.0 million. These cash flows consisted of capital expenditures of $2.1 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington related to the acquisition in November of 2019 and $548,000 for RED’s legacy U.S. Virgin Islands marine vessels.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2021, net cash flows used in financing activities were $14.2 million. These cash flows consisted of $8.4 million of payments for dividends on preferred stock, $5.3 million of payments on notes payable, $620,000 of payments on our revolving credit facilities, purchases of $121,000 of treasury stock and $91,000 of payments on finance leases. These were offset by $325,000 of proceeds from borrowings on notes payable and employee advances of $49,000 associated with tax withholdings for restricted stock vesting.
For the six months ended June 30, 2020, net cash flows provided by financing activities were $15.1 million. These cash flows consisted of $44.8 million of proceeds from borrowings on notes payable, employee advances of $110,000 associated with tax withholdings for restricted stock vesting and $77,000 of contributions from noncontrolling interests in a consolidated entity. These were offset by $16.6 million of payments on notes payable, $8.7 million of payments for dividends on our preferred stock, $2.5 million of net payments on our revolving credit facilities, $1.4 million of contingent consideration paid to the sellers of BAV, $476,000 of payments on finance leases, and $290,000 of loan cost payments.
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
Long-term liability of our subsidiary compensation plan
We do not record on the balance sheet the long-term liability portion of the Ashford Trust and Braemar shares purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees as granted under our subsidiary compensation plan. The long-term liability was $1.4 million and $134,000 as of June 30, 2021 and December 31, 2020, respectively.
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
Interest Rate Risk—At June 30, 2021, our total indebtedness of $59.1 million included $54.8 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2021, would be approximately $548,000 annually. Interest rate changes have no impact on the remaining $4.3 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2021, no amounts have been accrued.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	618		$—	(3)	—	$20,000,000
May 1 to May 31	2,025	(2)	$12.00	(3)	—	$20,000,000
June 1 to June 30	543		$—	(3)	—	$20,000,000
Total	3,186		$12.00		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended June 30, 2021, pursuant to this authorization.
(2) Includes 1,623 shares that were withheld to cover tax-withholding requirements in May related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 618, 402, and 543 restricted shares of our common stock in April, May and June, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of June 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.2 million, which relates to the second quarter of 2021 and the second and fourth quarters of 2020. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $25.2 million at June 30, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends. See note 10 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
On August 16, 2021, the Company entered into Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement with Braemar (“Amendment No. 2”). The Fifth Amended and Restated Advisory Agreement was amended to delete Section 6.7 in its entirety in order to remove the requirement that the Company disclose in each Quarterly Report on Form 10-Q and each Annual Report on Form 10-K that it files under the Exchange Act the incremental expenses incurred by the Company in connection with providing services to Braemar under the Amended and Restated Advisory Agreement (the “Incremental Expenses”) and to provide to the audit committee of the board of directors of Braemar a report of an accounting firm that the Company’s determination of such Incremental Expenses is reasonable.

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

3.5	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.6	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.7	Certificate of Designation of the Series D Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.8	Certificate of Designation of Series E Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on March 16, 2020) (File No. 001-36400)
10.1†*	Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC and Alex Rose, dated as of June 30, 2021.
10.2†*	Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021
10.3*
Amendment No. 1 to the Master Project Management Agreement, dated as of May 28, 2021, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership

10.4*
Amendment No. 1 to the Braemar Master Project Management Agreement, dated May 28, 2021, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC.

10.5*
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
___________________________________

* Filed herewith.
**Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD INC.

Date:	August 16, 2021	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 16, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer