Form 10-Q
period 2021-09-30
Ashford Inc.
filed 2021-11-12
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,022,670
(Class)	Outstanding at November 10, 2021

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$40,210	$45,270
Restricted cash	34,554	37,396
Restricted investment	636	290
Accounts receivable, net	7,369	3,458
Due from affiliates	513	353
Due from Ashford Trust	2,068	13,198
Due from Braemar	600	2,142
Inventories	1,726	1,546
Prepaid expenses and other	7,083	7,629
Total current assets	94,759	111,282
Investments in unconsolidated entities	3,548	3,687
Property and equipment, net ($15,094 and $12,972, respectively, attributable to VIEs)	83,708	88,760
Operating lease right-of-use assets	27,678	30,431
Goodwill	56,622	56,622
Intangible assets, net ($3,266 and $3,409, respectively, attributable to VIEs)	251,113	271,432
Other assets	4,572	3,225
Total assets	$522,000	$565,439
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$34,120	$40,378
Dividends payable	33,928	16,280
Due to affiliates	10	1,471
Deferred income	5,215	12,738
Deferred compensation plan	12	29
Notes payable, net ($981 and $972, respectively, attributable to VIEs)	5,868	5,347
Finance lease liabilities	1,009	841
Operating lease liabilities	3,640	3,691
Other liabilities	26,590	29,905
Total current liabilities	110,392	110,680
Deferred income	14,267	8,621
Deferred tax liability, net	32,735	37,904
Deferred compensation plan	2,846	1,678
Notes payable, net ($7,842 and $6,911, respectively, attributable to VIEs)	53,573	57,349
Finance lease liabilities	43,686	43,143
Operating lease liabilities	24,172	26,881
Total liabilities	281,671	286,256
Commitments and contingencies (note 8)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of September 30, 2021 and December 31, 2020	477,880	476,947
Redeemable noncontrolling interests	60	1,834
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,022,670 and 2,868,288 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	293,562	293,597
Accumulated deficit	(529,992)	(491,483)
Accumulated other comprehensive income (loss)	(1,032)	(1,156)
Treasury stock, at cost, 49,185 and 32,031 shares at September 30, 2021 and December 31, 2020, respectively	(591)	(438)
Total equity (deficit) of the Company	(238,050)	(199,477)
Noncontrolling interests in consolidated entities	439	(121)
Total equity (deficit)	(237,611)	(199,598)
Total liabilities and equity (deficit)	$522,000	$565,439
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Advisory services fees	$10,143	$10,832	$30,132	$34,098
Hotel management fees	7,750	3,777	18,737	13,592
Design and construction fees	2,202	1,790	5,611	7,780
Audio visual	15,108	3,114	28,170	33,758
Other	13,104	8,222	35,899	18,250
Cost reimbursement revenue	54,048	28,133	136,079	127,830
Total revenues	102,355	55,868	254,628	235,308
EXPENSES
Salaries and benefits	13,793	13,820	46,961	43,807
Cost of revenues for design and construction	1,032	703	2,812	3,032
Cost of revenues for audio visual	11,353	3,126	22,611	25,872
Depreciation and amortization	8,056	10,094	24,454	30,172
General and administrative	7,585	5,540	19,444	16,064
Impairment	1,160	—	1,160	178,213
Other	4,758	9,147	13,428	14,734
Reimbursed expenses	53,991	28,072	135,816	127,638
Total expenses	101,728	70,502	266,686	439,532
OPERATING INCOME (LOSS)	627	(14,634)	(12,058)	(204,224)
Equity in earnings (loss) of unconsolidated entities	12	48	(160)	301
Interest expense	(1,290)	(1,259)	(3,845)	(3,681)
Amortization of loan costs	(78)	(86)	(209)	(242)
Interest income	72	—	207	29
Realized gain (loss) on investments	370	—	(3)	(386)
Other income (expense)	29	(44)	(256)	(499)
INCOME (LOSS) BEFORE INCOME TAXES	(258)	(15,975)	(16,324)	(208,702)
Income tax (expense) benefit	(98)	1,835	1,550	7,404
NET INCOME (LOSS)	(356)	(14,140)	(14,774)	(201,298)
(Income) loss from consolidated entities attributable to noncontrolling interests	180	319	509	757
Net (income) loss attributable to redeemable noncontrolling interests	13	604	208	1,688
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(163)	(13,217)	(14,057)	(198,853)
Preferred dividends, declared and undeclared	(8,762)	(7,985)	(26,001)	(23,800)
Amortization of preferred stock discount	(306)	(781)	(933)	(2,386)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,231)	$(21,983)	$(40,991)	$(225,039)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.31)	$(9.53)	$(14.93)	$(99.62)
Weighted average common shares outstanding - basic	2,785	2,306	2,746	2,259
Diluted:
Net income (loss) attributable to common stockholders	$(3.64)	$(9.53)	$(14.93)	$(99.62)
Weighted average common shares outstanding - diluted	2,982	2,306	2,746	2,259
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(356)	$(14,140)	$(14,774)	$(201,298)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(8)	(1,170)	96	(584)
Unrealized gain (loss) on restricted investment	(600)	(214)	(350)	(1,014)
Less reclassification for realized (gain) loss on restricted investment included in net income	5	—	378	386
COMPREHENSIVE INCOME (LOSS)	(959)	(15,524)	(14,650)	(202,510)
Comprehensive (income) loss attributable to noncontrolling interests	180	319	509	757
Comprehensive (income) loss attributable to redeemable noncontrolling interests	13	739	208	1,753
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(766)	$(14,466)	$(13,933)	$(200,000)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2021	3,023	$3	$292,534	$(520,787)	$(429)	(48)	$(582)	$251	$(229,010)	19,120	$477,574	$94
Equity-based compensation	—	—	868	—	—	—	—	—	868	—	—	—
Forfeiture of restricted common shares	(1)	—	9	—	—	(1)	(9)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(306)	—	—	—	—	(306)	—	306	—
Dividends declared and undeclared - preferred stock	—	—	—	(8,762)	—	—	—	—	(8,762)	—	—	—
Deferred compensation plan distribution	1	—	13	—	—	—	—	—	13	—	—	—
Employee advances	—	—	141	—	—	—	—	—	141	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(2)	5	—	—	—	—	3	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	367	367	—	—	—
Reallocation of carrying value	—	—	(1)	—	—	—	—	1	—	—	—	—
Redemption value adjustment	—	—	—	21	—	—	—	—	21	—	—	(21)
Foreign currency translation adjustment	—	—	—	—	(8)	—	—	—	(8)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(600)	—	—	—	(600)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	5	—	—	—	5	—	—	—
Net income (loss)	—	—	—	(163)	—	—	—	(180)	(343)	—	—	(13)
Balance at September 30, 2021	3,023	$3	$293,562	$(529,992)	$(1,032)	(49)	$(591)	$439	$(237,611)	19,120	$477,880	$60

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	169	—	3,395	—	—	—	—	3	3,398	—	—	—
Forfeiture of restricted common shares	(3)	—	32	—	—	(3)	(32)	—	—	—	—	—
Purchase of treasury stock	(14)	—	—	—	—	(14)	(121)	—	(121)	—	—	—
Amortization of preferred stock discount	—	—	—	(933)	—	—	—	—	(933)	—	933	—
Dividends declared and undeclared - preferred stock	—	—	—	(26,001)	—	—	—	—	(26,001)	—	—	—
Deferred compensation plan distribution	3	—	39	—	—	—	—	—	39	—	—	—
Employee advances	—	—	190	—	—	—	—	—	190	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(3,317)	2,564	—	—	—	325	(428)	—	—	(1,648)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	367	367	—	—	—
Reallocation of carrying value	—	—	(374)	—	—	—	—	374	—	—	—	—
Redemption value adjustment	—	—	—	(82)	—	—	—	—	(82)	—	—	82
Foreign currency translation adjustment	—	—	—	—	96	—	—	—	96	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(350)	—	—	—	(350)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	378	—	—	—	378	—	—	—
Net income (loss)	—	—	—	(14,057)	—	—	—	(509)	(14,566)	—	—	(208)
Balance at September 30, 2021	3,023	$3	$293,562	$(529,992)	$(1,032)	(49)	$(591)	$439	$(237,611)	19,120	$477,880	$60

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2020	2,505	$3	$288,774	$(447,649)	$(114)	(31)	$(428)	$251	$(159,163)	19,120	$475,665	$3,682
Equity-based compensation	35	—	1,922	—	—	—	—	—	1,922	—	—	—
Forfeiture of restricted common shares	(1)	—	7	—	—	(1)	(7)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(1)	—	(1)	—	—	—
Amortization of preferred stock discount	—	—	—	(781)	—	—	—	—	(781)	—	781	—
Dividends declared and undeclared - preferred stock	—	—	—	(7,985)	—	—	—	—	(7,985)	—	—	—
Deferred compensation plan distribution	—	—	2	—	—	—	—	—	2	—	—	—
Employee advances	—	—	(31)	—	—	—	—	—	(31)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	380	380	—	—	—
Redemption value adjustment	—	—	—	(19)	—	—	—	—	(19)	—	—	19
Foreign currency translation adjustment	—	—	—	—	(1,035)	—	—	—	(1,035)	—	—	(135)
Unrealized gain (loss) on available for sale securities	—	—	—	—	(214)	—	—	—	(214)	—		—
Net income (loss)	—	—	—	(13,217)	—	—	—	(319)	(13,536)	—	—	(604)
Balance at September 30, 2020	2,539	$3	$290,674	$(469,651)	$(1,363)	(32)	$(436)	$312	$(180,461)	19,120	$476,446	$2,962

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
Equity-based compensation	365	1	4,512	—	—	—	—	3	4,516	—	—	—
Forfeiture of restricted common shares	(28)	—	287	—	—	(28)	(287)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(18)	—	(18)	—	—	—
Amortization of preferred stock discount	—	—	—	(2,386)	—	—	—	—	(2,386)	—	2,386	—
Dividends declared and undeclared - preferred stock	—	—	—	(23,800)	—	—	—	—	(23,800)	—	—	—
Deferred compensation plan distribution	1	—	8	—	—	—	—	—	8	—	—	—
Employee advances	—	—	79	—	—	—	—	—	79	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	457	457	—	—	—
Reallocation of carrying value	—	—	(37)	—	—	—	—	(19)	(56)	—	—	56
Redemption value adjustment	—	—	—	(528)	—	—	—	—	(528)	—	—	528
Foreign currency translation adjustment	—	—	—	—	(519)	—	—	—	(519)	—	—	(65)
Unrealized gain (loss) on available for sale securities	—	—	—	—	(1,014)	—	—	—	(1,014)	—		—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	386	—	—	—	386	—		—
Net income (loss)	—	—	—	(198,853)	—	—	—	(757)	(199,610)	—	—	(1,688)
Balance at September 30, 2020	2,539	$3	$290,674	$(469,651)	$(1,363)	(32)	$(436)	$312	$(180,461)	19,120	$476,446	$2,962
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(14,774)	$(201,298)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	28,942	34,438
Change in fair value of deferred compensation plan	1,190	(3,566)
Equity-based compensation	3,650	4,088
Equity in (earnings) loss in unconsolidated entities	160	(301)
Deferred tax expense (benefit)	(5,169)	(12,918)
Change in fair value of contingent consideration	23	751
Impairment	1,160	178,213
(Gain) loss on disposal of assets	1,321	6,556
Amortization of other assets	863	978
Amortization of loan costs	209	242
Realized loss on restricted investments	378	386
Other (gain) loss	(306)	145
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(3,924)	3,276
Due from affiliates	(160)	249
Due from Ashford Trust	11,130	2,220
Due from Braemar	(274)	1,467
Inventories	(630)	73
Prepaid expenses and other	680	(709)
Investment in unconsolidated entities	68	—
Operating lease right-of-use assets	2,753	2,551
Other assets	38	(142)
Accounts payable and accrued expenses	(5,499)	3,273
Due to affiliates	(1,461)	(278)
Other liabilities	(3,338)	15,498
Operating lease liabilities	(2,760)	(2,522)
Deferred income	(1,908)	12,030
Net cash provided by (used in) operating activities	12,362	44,700
Cash Flows from Investing Activities
Additions to property and equipment	(3,394)	(2,383)
Proceeds from sale of property and equipment, net	2,205	4
Additional purchase price paid for Remington working capital adjustment	—	(1,293)
Investment in unconsolidated entity	(250)	—
Purchase of common stock of related parties	(873)	—
Acquisition of assets related to RED	(2,335)	(1,170)
Proceeds from sale of equity method investment	535	—
Issuance of note receivable	(2,881)	—
Net cash provided by (used in) investing activities	(6,993)	(4,842)
		(Continued)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(8,353)	(12,665)
Payments on revolving credit facilities	(620)	(12,200)
Borrowings on revolving credit facilities	469	10,412
Proceeds from notes payable	2,900	44,797
Payments on notes payable	(7,769)	(17,029)
Payments on finance lease liabilities	(255)	(637)
Payments of loan costs	(116)	(290)
Purchase of treasury stock	(121)	(18)
Employee advances	190	79
Payment of contingent consideration	—	(1,384)
Contributions from noncontrolling interest	367	457
Net cash provided by (used in) financing activities	(13,308)	11,522
Effect of foreign exchange rate changes on cash and cash equivalents	37	571
Net change in cash, cash equivalents and restricted cash	(7,902)	51,951
Cash, cash equivalents and restricted cash at beginning of period	82,666	53,249
Cash, cash equivalents and restricted cash at end of period	$74,764	$105,200

Supplemental Cash Flow Information
Interest paid	$3,624	$3,039
Income taxes paid (refunded), net	3,370	7,746
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	39	8
Capital expenditures accrued but not paid	111	743
Finance lease additions	—	1,864
Acquisition of noncontrolling interest in consolidated entities	2,127	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$45,270	$35,349
Restricted cash at beginning of period	37,396	17,900
Cash, cash equivalents and restricted cash at beginning of period	$82,666	$53,249

Cash and cash equivalents at end of period	$40,210	$68,623
Restricted cash at end of period	34,554	36,577
Cash, cash equivalents and restricted cash at end of period	$74,764	$105,200
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
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second quarter of 2021. As of September 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.6 million, which relates to the second and fourth quarters of 2020 and the second quarter of 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Monty J. Bennett received his base salary in the form of common stock ended. Additionally, the Company declared $8.4 million in dividends in each of the first and third quarters of 2021 which were due with respect to its Series D Convertible Preferred Stock. The dividends were paid on April 15 and October 15, 2021, respectively.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of September 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. Inspire Event Technologies Holdings, LLC (formerly Presentation Technologies, LLC), our subsidiary doing business as INSPIRE (formerly JSAV) (“INSPIRE”), executed a credit agreement amendment on December 31, 2020 (the “INSPIRE Amendment”), which extended the maturity date of the loan and includes a fixed charge coverage ratio covenant which commences with the quarter ending March 31, 2023. On September 22, 2021, the INSPIRE Amendment was further amended to reduce INSPIRE’s requirement to fund an operating reserve account from an initial amount of $3.0 million to $1.0 million. Additionally, INSPIRE’s results from operations exceeded management’s forecast for the third quarter of 2021. Primarily due to these factors, management has determined that INSPIRE is not reliant on Ashford Inc. to make contributions to cover INSPIRE’s interest and upcoming principal payments on its outstanding debt. All such contributions, if needed, are subject to the discretion of Ashford Inc. As such, the Company reclassified $19.3 million of INSPIRE’s outstanding loans from current “notes payable, net” to noncurrent “notes payable, net” in our condensed consolidated balance sheet as of September 30, 2021. See note 5 for additional details.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations again or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key clients, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See notes 5 and 13.
Other Developments
On December 31, 2020, we acquired all of the redeemable noncontrolling interest shares in INSPIRE for $150,000. As a result of the acquisition, our ownership in INSPIRE increased from approximately 88% to 100%.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2021, Remington executed two new hotel management contracts with a third-party hotel owner. In conjunction, Remington loaned approximately $2.9 million to the hotel owner. The loan requires interest only payments each quarter at an annual rate of 10% commencing on March 31, 2021. The principal balance and any outstanding accrued interest on the loan is due and payable to Remington in full on December 31, 2022. The note receivable is recorded with “other assets” in our condensed consolidated balance sheet.
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other things (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that Ashford Trust maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control of Ashford Trust in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (as amended, the “Credit Agreement”), by and among Ashford Trust, Oaktree Capital Management L.P. (“Oaktree”) and the lenders party thereto, on January 15, 2021, the Company entered into a Subordination and Non-Disturbance Agreement (the “SNDA”) with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019 (the “Advisory Fee Cap”), (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”) in connection with the transactions contemplated by the Credit Agreement. On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement. See notes 3, 13 and 16.
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
On May 3, 2021, we acquired shares in RED Hospitality & Leisure, LLC (“RED”) from a noncontrolling interest holder, increasing our ownership of RED from 84.21% to 97.87% effective retroactively on January 1, 2021, for a total purchase price of $200,000. The purchase price will be paid in the form of shares of the Company’s common stock, delivered quarterly in $25,000 increments, beginning on the closing date and ending November 15, 2022.
The accompanying condensed consolidated financial statements reflect the operations of our advisory and asset management business, hospitality products and services business, and entities that we consolidate. In this report, the terms the “Company,” “we,” “us” or “our” refers to Ashford Inc. and all entities included in its condensed consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical unaudited condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

should be read in conjunction with the financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)	RED (5)
Ashford Inc. ownership interest	99.87%	75.38%	70.00%	97.87%
Redeemable noncontrolling interests(1) (2)	0.13%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	24.62%	30.00%	2.13%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$60	n/a	n/a	n/a
Redemption value adjustment, year-to-date	81	n/a	n/a	n/a
Redemption value adjustment, cumulative	565	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	283	154	2
Assets, available only to settle subsidiary’s obligations (6)(7)(9)	n/a	1,794	2,143	25,775
Liabilities (8)(9)	n/a	849	2,015	14,960
Notes payable (8)	n/a	—	—	8,843
Revolving credit facility (8)	n/a	—	100	—

	December 31, 2020
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)	RED (5)
Ashford Inc. ownership interest	99.86%	49.04%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.14%	25.06%	—%	—%
Noncontrolling interests in consolidated entities	—%	25.90%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$35	$1,799	n/a	n/a
Redemption value adjustment, year-to-date	371	466	n/a	n/a
Redemption value adjustment, cumulative	486	2,563	n/a	n/a
Carrying value of noncontrolling interests	n/a	164	89	(374)
Assets, available only to settle subsidiary’s obligations (6)(7)(9)	n/a	1,287	1,677	21,204
Liabilities (8)(9)	n/a	837	1,767	13,817
Notes payable (8)	n/a	—	—	7,627
Revolving credit facility (8)	n/a	—	100	247
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4)    Represents ownership interests in PRE Opco, LLC (“Pure Wellness”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality and commercial office industry. See also notes 1 and 9.
(5)    Represents ownership interests in RED, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. On May 3, 2021, we acquired shares in RED from a noncontrolling interest holder, increasing our ownership of RED from 84.21% to 97.87%. RED is a provider of watersports activities and other travel and transportation services and includes RED’s operating subsidiaries that conduct RED’s legacy U.S. Virgin Islands and Turks and Caicos Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida. We are provided a preferred return on our investment in RED which is accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 9.
(6)    Total assets consist primarily of cash and cash equivalents, property and equipment, intangibles and other assets that can only be used to settle the subsidiaries’ obligations.
(7)    The assets of Sebago are not available to settle the obligations of RED’s operating subsidiaries that conduct RED’s legacy U.S. Virgin Islands and Turks and Caicos Islands operations.
(8)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loan and line of credit held by RED’s operating subsidiary that conducts RED’s legacy U.S. Virgin Islands operations. See note 5.
(9)    See our condensed consolidated balance sheets for disclosure by line item of material assets and liabilities of the VIEs consolidated by the Company.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and nine months ended September 30, 2021 and 2020.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at September 30, 2021 and December 31, 2020. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and nine months ended September 30, 2021 and 2020. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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

	September 30, 2021	December 31, 2020
Carrying value of the investment in REA Holdings	$2,798	2,873
Ownership interest in REA Holdings	30%	30%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity in earnings (loss) in unconsolidated entities	$(3)	$48	$(21)	$301
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
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
REIT Advisory:
Insurance claim reserves (1)	$25,601	$26,304

Remington:
Managed hotel properties’ reserves (2)	5,767	5,908
Insurance claim reserves (3)	944	1,532
Total Remington restricted cash	6,711	7,440

INSPIRE:
Debt service related operating reserves (4)	1,000	—

Marietta:
Capital improvement reserves (5)	442	2,852
Restricted cash held in escrow (6)	800	800
Total Marietta restricted cash	1,242	3,652

Total restricted cash	$34,554	$37,396
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
(4)    Cash is restricted due to operating reserves required under INSPIRE’s amended credit agreement to service interest expense and projected operating costs. See note 5.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(5)    Includes cash reserves for capital improvements associated with renovations at the hotel leased by our consolidated subsidiary, Marietta Leasehold LP, (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia. The liability related to the restricted cash balance for the hotel’s renovations are included in “accounts payable and accrued expenses.”
(6)    Restricted cash is held in escrow in accordance with the Marietta lease agreement. The cash held in escrow is funded from hotel cash flows and can only be used for repairs and maintenance or capital improvements at the property.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of September 30, 2021 and December 31, 2020, property and equipment, net of accumulated depreciation, included assets related to Marietta’s finance lease of $41.9 million and $42.8 million, enhanced return funding program (“ERFP”) assets of $13.3 million and $18.3 million, audio visual equipment at INSPIRE of $7.9 million and $11.6 million and marine vessels at RED of $12.0 million and $9.9 million, respectively.
Other Liabilities—As of September 30, 2021 and December 31, 2020, other liabilities included reserves in the amount of $25.6 million and $26.3 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, other liabilities also included $918,000 and $1.5 million, respectively, relating to reserves for Remington health insurance claims, and reserves of $0 and $2.1 million, respectively, for the fair value of contingent consideration due to the sellers of BAV.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to our business. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020. The Company filed a claim to carryback the 2018 tax net operating loss to a prior year as provided for by the CARES Act. The Company received the carryback amount of $1.0 million in March of 2021.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company had deferred $2.5 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheets as of September 30, 2021 and December 31, 2020 related to the Consolidated Appropriations Act, 2021.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Fees Revenue
Advisory services fees revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to January 14, 2021, the base fee was paid monthly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from greater than $10.0 billion to less than $6.0 billion plus the Net Asset Fee Adjustment, as defined in the Amended and Restated Advisory Agreement, subject to certain minimums. On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other things, fix the percentage used to calculate the base fee thereunder at 0.70% per annum. In connection with the transactions contemplated by the Credit Agreement, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of the Advisory Fee Cap, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See note 16.
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
For Braemar, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement with Braemar, as amended, subject to certain minimums.
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020. The three months ended September 30, 2020 additionally includes a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company was not able to collect due to Braemar no longer meeting the FCCR Condition.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit.
Design and Construction Fees Revenue
Design and construction fees revenue (formerly called project management revenue) primarily consists of revenue generated by our subsidiary, Premier Project Management LLC (“Premier”). Premier provides design and construction management services, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services and freight management at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer.
Audio Visual Revenue
Audio visual revenue primarily consists of revenue generated within our INSPIRE segment by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. We also evaluate whether it is appropriate to present: (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue; or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are generally subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of equipment, amortization of signing bonuses, as well as other costs such as supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal.
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
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Prior to December 31, 2020, we additionally were reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

cash under an Investment Management Agreement with Ashford Trust. AIM was not compensated for its services but was reimbursed for all costs and expenses. Effective December 31, 2020, the Investment Management Agreement with Ashford Trust was terminated.
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
We recognize revenue within “cost reimbursement revenue” in our condensed consolidated statements of operations when the amounts may be billed to Ashford Trust, Braemar and other hotel owners, and we recognize expenses within “reimbursed expenses” in our condensed consolidated statements of operations as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
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
Deferred Income and Contract Balances
Deferred income primarily consists of customer billings in advance of revenue being recognized from our advisory agreements and other hospitality products and services contracts. Generally, deferred income that will be recognized within the next twelve months is recorded as current deferred income and the remaining portion is recorded as noncurrent. The change in the deferred income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred income balance at the beginning of the period.
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2021	2020
Balance as of June 30	$19,663	$20,237
Increases to deferred income	5,154	10,786
Recognition of revenue (1)	(5,335)	(5,802)
Balance as of September 30	$19,482	$25,221
________
(1)    Deferred income recognized in the three months ended September 30, 2021, includes (a) $512,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $296,000 of audio visual revenue, (c) $2.3 million of other revenue related to the Ashford Trust Agreement with Lismore (see note 13), and (d) $2.2 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the three months ended September 30, 2020, includes (a) $554,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $458,000 of audio visual revenue, (c) $4.0 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore, which includes a $1.3 million cumulative catch-up adjustment to revenue which was previously considered constrained, and (d) $773,000 of “other services” revenue earned by our hospitality products and services companies, excluding Lismore.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Deferred Income
	2021	2020
Balance as of January 1	$21,359	$13,280
Increases to deferred income	15,373	22,457
Recognition of revenue (1)	(17,250)	(10,516)
Balance as of September 30	$19,482	$25,221
________
(1)    Deferred income recognized in the nine months ended September 30, 2021, includes (a) $1.6 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue, (c) $8.9 million of other revenue primarily related to the Ashford Trust Agreement with Lismore, which includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained (see note 13), and (d) $5.3 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore. Deferred income recognized in the nine months ended September 30, 2020, includes (a) $1.7 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.6 million of audio visual revenue, (c) $5.4 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore and (d) $1.9 million of “other services” revenue earned by our hospitality products and services companies, excluding Lismore.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 13. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at September 30, 2021.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $7.4 million and $3.5 million included in “accounts receivable, net” primarily related to our hospitality products and services segment, $2.1 million and $13.2 million in “due from Ashford Trust”, and $600,000 and $2.1 million included in “due from Braemar” related to REIT advisory services at September 30, 2021 and December 31, 2020, respectively. We had no significant impairments related to these receivables during the three and nine months ended September 30, 2021 and 2020. See note 13.
Disaggregated Revenue
Our revenues were comprised of the following for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advisory services fees:
Base advisory fees	$10,012	$11,040	$29,743	$33,707
Incentive advisory fees	—	(339)	—	—
Other advisory revenue	131	131	389	391
Total advisory services fees revenue	10,143	10,832	30,132	34,098

Hotel management fees:
Base fees	6,166	3,777	15,331	13,592
Incentive fees	1,584	—	3,406	—
Total hotel management fees revenue	7,750	3,777	18,737	13,592

Design and construction fees revenue	2,202	1,790	5,611	7,780

Audio visual revenue	15,108	3,114	28,170	33,758

Other revenue:
Watersports, ferry and excursion services (1)	6,738	2,513	18,159	6,734
Debt placement and related fees (2)	3,224	4,017	9,802	5,480
Claims management services	28	55	61	184
Other services (3)	3,114	1,637	7,877	5,852
Total other revenue	13,104	8,222	35,899	18,250

Cost reimbursement revenue	54,048	28,133	136,079	127,830

Total revenues	$102,355	$55,868	$254,628	$235,308

REVENUES BY SEGMENT (4)
REIT advisory	$17,936	$16,790	$49,749	$53,297
Remington	52,324	24,800	131,709	117,715
Premier	3,047	2,277	7,421	10,173
INSPIRE	15,108	3,114	28,170	33,758
OpenKey	505	341	1,436	1,155
Corporate and other	13,435	8,546	36,143	19,210
Total revenues	$102,355	$55,868	$254,628	$235,308
________
(1)    Watersports, ferry and excursion services revenue is earned by RED, which includes the entity that conducts RED’s legacy U.S. Virgin Islands, the Turks and Caicos Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4)    We have five reportable segments: REIT Advisory, Remington, Premier, INSPIRE and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness, Lismore and REA Holdings into an “all other” category, which we refer to as “Corporate and Other.” See note 15 for discussion of segment reporting.
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments, excluding RED, conduct their business primarily within the United States. Our INSPIRE reporting segment conducts business in the United States, Mexico, and the Dominican Republic. RED conducts business in the United States and the Turks and Caicos Islands, a territory of the United Kingdom.
The following table presents revenue from INSPIRE and RED geographically for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INSPIRE:
United States	$12,831	$2,977	$23,583	$25,622
Mexico	1,430	54	3,101	6,563
Dominican Republic	847	83	1,486	1,573
Total audio visual revenue	$15,108	$3,114	$28,170	$33,758
RED:
United States	$6,166	$2,513	$17,587	$6,734
United Kingdom (Turks and Caicos Islands)	572	—	572	—
Total watersports, ferry and excursion services	$6,738	$2,513	$18,159	$6,734
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
Based on our quantitative assessment as of March 31, 2020, we determined that the fair values of Remington and Premier were less than the carrying values of these reporting units. The carrying value of Remington was reduced by a $5.5 million impairment of the Remington trademarks prior to assessing goodwill for impairment. The excess carrying value of Remington and Premier over the estimate of fair value was recorded in “impairment” on our condensed consolidated statements of operations. No impairment charges or any other adjustments related to goodwill were recorded for the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. As of September 30, 2021, our Remington segment had $54.6 million of goodwill remaining and our Premier and INSPIRE segments had no goodwill remaining.
Intangible Assets
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment in the three and nine months ended September 30, 2021. See note 16.
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Remington and INSPIRE segments which resulted from changes in estimated future revenues based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges related to intangible assets were recorded for the three months ended September 30, 2020.
The carrying amount of goodwill as of September 30, 2021 is as follows (in thousands):

	Remington	Corporate and Other (1)	Consolidated
Balance at September 30, 2021	$54,605	$2,017	$56,622
________
(1) Corporate and Other includes the goodwill acquired from RED’s acquisition of Sebago and the Company’s acquisition of Pure Wellness.
Intangible assets, net as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$—	$(25,271)	$82,329	$107,600	$—	$(16,237)	$91,363
Premier management contracts	194,000	—	(38,572)	155,428	194,000	—	(29,428)	164,572
INSPIRE customer relationships	9,319	—	(4,130)	5,189	9,319	—	(3,291)	6,028
RED boat slip rights	3,100	—	(341)	2,759	3,100	—	(225)	2,875
Pure Wellness customer relationships	175	—	(157)	18	175	—	(131)	44
Other	—	—	—	—	47	(37)	(10)	—
	$314,194	$—	$(68,471)	$245,723	$314,241	$(37)	$(49,322)	$264,882

	Gross Carrying Amount	Impairment	Net Carrying Amount		Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900	$—	$4,900		$10,400	$(5,500)	$4,900
INSPIRE trademarks (1)	1,160	(1,160)	—		3,641	(2,481)	1,160
RED trademarks	490	—	490		490	—	490
	$6,550	$(1,160)	$5,390		$14,531	$(7,981)	$6,550
________
(1) See explanation of impairment charges above.
Amortization expense for definite-lived intangible assets was $6.4 million and $19.2 million for the three and nine months ended September 30, 2021, respectively. Amortization expense for definite-lived intangible assets was $7.0 million and $20.7 million for the three and nine months ended September 30, 2020, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	September 30, 2021	December 31, 2020
Term loan (7)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to 2.25% or LIBOR (2) (3) +3.00% to 3.25%	$27,970	$33,688
Note payable (10)	Ashford Inc.	February 29, 2028	4.00%	1,807	—
Term loan (5) (8)	INSPIRE	January 1, 2024	Prime Rate (4) + 1.50%	20,000	20,000
Revolving credit facility (5) (8)	INSPIRE	January 1, 2024	Prime Rate (4) + 1.50%	955	1,106
Revolving credit facility (5) (11)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	100	100
Term loan (6) (17)	RED	October 5, 2025	Prime Rate (4) + 1.75%	—	571
Revolving credit facility (6) (12) (16)	RED	August 5, 2022	Prime Rate (4) + 1.75%	—	247
Draw term loan (6) (17)	RED	June 5, 2027	Prime Rate (4) + 1.75%	—	1,375
Term loan (6) (17)	RED	February 1, 2029	Prime Rate (4) + 2.00%	—	1,584
Term loan (5) (13)	RED	July 17, 2029	6.00% (13)	1,653	1,663
Term loan (5) (14)	RED	July 17, 2023	6.50%	671	859
Draw term loan (5) (16)	RED	August 5, 2028	Prime Rate (4) + 2.00%	—	1,575
Term loan (5) (15)	RED	August 5, 2029	Prime Rate (4) +2.00%	888	—
Term loan (5) (16)	RED	August 5, 2029	Prime Rate (4) + 2.00%	2,185	—
Term loan (6) (17)	RED	August 5, 2029	Prime Rate (4) + 1.75%	3,446	—
Notes payable				59,675	62,768
Capitalized default interest, net (9)				325	427
Deferred loan costs, net				(559)	(499)
Notes payable including capitalized default interest and deferred loan costs, net				59,441	62,696
Less current portion				(5,868)	(5,347)
Notes payable, net - non-current				$53,573	$57,349
__________________
(1)     Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2)     Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3)     The one-month LIBOR rate was 0.08% and 0.14% at September 30, 2021 and December 31, 2020, respectively.
(4)     Prime Rate was 3.25% and 3.25% at September 30, 2021 and December 31, 2020, respectively.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(8)    On December 31, 2020, INSPIRE amended its credit agreement dated as of November 1, 2017. As a result of the INSPIRE Amendment, the credit agreement revised the maximum borrowing capacity of the revolving credit facility from $3.5 million to $3.0 million. The INSPIRE Amendment additionally replaced INSPIRE’s previous term loan, draw term loan and equipment loans with a $20.0 million senior secured term loan. The INSPIRE Amendment also extended the maturity date of INSPIRE’s obligations under the revolving credit facility and term loan to January 1, 2024, with the potential for a further one-year extension at INSPIRE’s option subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of INSPIRE’s election to extend. Pursuant to the INSPIRE Amendment, INSPIRE’s obligations to comply with certain financial and other covenants was waived until March 31, 2023.
As a result of the INSPIRE Amendment, amounts borrowed under the revolving credit facility and the term loan will bear interest at the prime rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. INSPIRE will pay a commitment fee of 1.5% of the term loan in installments, with the possibility that the last $100,000 installment, scheduled to be paid on December 31, 2022, be forgiven if INSPIRE’s obligations under the INSPIRE Amendment have been satisfied in full in advance of that date. The INSPIRE Amendment suspended payments of principal under the term loan through December 2021. Commencing January 1, 2022, INSPIRE will be required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. On September 22, 2021, the INSPIRE Amendment was further amended to reduce INSPIRE’s requirement to fund an operating reserve account from an initial amount of $3.0 million to $1.0 million. In connection with the credit agreement dated as of November 1, 2017, INSPIRE entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at September 30, 2021 and December 31, 2020, was not material.
(9)    On December 31, 2020, the Company determined the INSPIRE Amendment was considered a troubled debt restructuring due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the year ended December 31, 2020, as the carrying amount of the original loan was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructuring, $427,000 of accrued default interest and late charges were capitalized into the INSPIRE term loan balance at December 31, 2020, and are amortized over the remaining term of the loan using the effective interest method.
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
(11)    On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. On July 20, 2020, Pure Wellness increased the line of credit to $250,000.
(12)    On July 23, 2021, RED renewed its $250,000 revolving credit facility.
(13)    On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(14)    On July 18, 2019, in connection with the acquisition of Sebago, RED entered into a term loan of $1.1 million.
(15)    On July 23, 2021, RED entered into a new term loan agreement with a maximum principal amount of $900,000. RED will not be required to make any payments of principal until May 5, 2022.
(16)    On July 23, 2021, RED consolidated the draw term loan previously maturing August 2028 and the outstanding balance for RED’s line of credit into a new term loan. RED will be required to pay monthly installments of principal and interest commencing September 5, 2021 until the maturity date.
(17)    On July 23, 2021, RED consolidated the draw term loan previously maturing June 2027 and two term loans previously maturing October 2025 and February 2029 into a new term loan. Commencing September 5, 2021, RED is required to pay monthly installments of principal and interest until the maturity date.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of September 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.

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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
September 30, 2021
Assets
Restricted Investment:
Ashford Trust common stock	$231	(1)	$—		$—	$231
Braemar common stock	405	(1)	—		—	405
Total	$636		$—		$—	$636
Liabilities
Subsidiary compensation plan	$—		$(136)	(1)	$—	$(136)
Deferred compensation plan	(2,858)		—		—	(2,858)
Total	$(2,858)		$(136)		$—	$(2,994)
Net	$(2,222)		$(136)		$—	$(2,358)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through September 30, 2021, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

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
__________________
(1) Represents the fair value of the contingent consideration liability of $1.7 million related to the stock consideration collar associated with INSPIRE’s acquisition of BAV. The contingent consideration liabilities are reported as “other current liabilities” in our condensed consolidated balance sheets. See note 1.
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
As of September 30, 2021, our Remington segment had $54.6 million of goodwill remaining and our Premier and INSPIRE segments had no goodwill remaining. No impairment charges or any other adjustments related to goodwill were recorded for the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our remaining goodwill and intangible asset balances. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indefinite-Lived Intangible Assets
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment in the three and nine months ended September 30, 2021.
As a result of the negative impact of the COVID-19 pandemic on our business, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and INSPIRE segments which resulted from changes in estimated future revenues based on a valuation using the relief-from-royalty method, which includes unobservable inputs including royalty rates and projected revenues. No impairment charges related to intangible assets were recorded for the three months ended September 30, 2020.
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assets
Restricted investment: (1)
Ashford Trust common stock	$(5)	$—	$(336)	$(200)
Braemar common stock	—	—	(42)	(186)
Goodwill	—	—	—	(170,572)
Intangible assets, net	(1,160)	—	(1,160)	(7,641)
Total	$(1,165)	$—	$(1,538)	$(178,599)
Liabilities
Contingent consideration (2)	$—	$(134)	$(23)	$(751)
Subsidiary compensation plan (3)	5	22	(268)	187
Deferred compensation plan (3)	1,611	869	(1,190)	3,566
Total	$1,616	$757	$(1,481)	$3,002
Net	$451	$757	$(3,019)	$(175,597)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2021
Equity securities (1)	$1,441	$—	$(805)	$636
__________________
(1)     Distribution of $855,000 of available-for-sale securities occurred in the nine months ended September 30, 2021. Unrealized gains and losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our condensed consolidated balance sheets.

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

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$636	$636	$290	$290
Financial liabilities measured at fair value:
Deferred compensation plan	$2,858	$2,858	$1,707	$1,707
Contingent consideration	—	—	1,735	1,735
Financial assets not measured at fair value:
Cash and cash equivalents	$40,210	$40,210	$45,270	$45,270
Restricted cash	34,554	34,554	37,396	37,396
Accounts receivable, net	7,369	7,369	3,458	3,458
Note receivable	2,881	2,881	—	—
Due from affiliates	513	513	353	353
Due from Ashford Trust	2,068	2,068	13,198	13,198
Due from Braemar	600	600	2,142	2,142
Investments in unconsolidated entities	3,548	3,548	3,687	3,687
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$34,120	$34,120	$40,378	$40,378
Dividends payable	33,928	33,928	16,280	16,280
Due to affiliates	10	10	1,471	1,471
Other liabilities	26,590	26,590	28,170	28,170
Notes payable	59,675	56,691 to 62,659	62,768	59,629 to 65,906
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
Contingent consideration. The liability associated with INSPIRE’s acquisition of BAV was carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our condensed consolidated statements of operations. This is considered a Level 1 valuation technique. See note 6.
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
8. Commitments and Contingencies
Purchase Commitment—As of September 30, 2021, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2021, no amounts have been accrued.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Income) loss allocated to noncontrolling interests:
OpenKey	$215	$181	$626	$420
RED	(14)	109	(52)	264
Pure Wellness	(21)	29	(65)	52
Other	—	—	—	21
Total net (income) loss allocated to noncontrolling interests	$180	$319	$509	$757

10. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$13	$35	$56	$396
INSPIRE	—	392	—	870
OpenKey	—	177	152	422
Total net (income) loss allocated to redeemable noncontrolling interests	$13	$604	$208	$1,688
Convertible Preferred Stock—Our convertible preferred stock is included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, we recorded $306,000 and $933,000, respectively, of amortization related to preferred stock discounts. For the three and nine months ended September 30, 2020, we recorded $781,000 and $2.4 million, respectively, of amortization related to preferred stock discounts.
The Company declared dividends which were due with respect to its Series D Convertible Preferred Stock of $8.4 million for each of the first and third quarters of 2021 which were paid on April 15, 2021 and October 15, 2021, respectively. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2021. As of September 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.6 million, which relates to the second and fourth quarters of 2020 and the second quarter of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $33.9 million at September 30, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Preferred dividends - declared	$8,353	$7,875	$16,706	$15,815
Preferred dividends per share - declared	$0.4369	$0.4119	$0.8737	$0.8271
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	September 30, 2021	December 31, 2020
Aggregate preferred dividends - undeclared	$25,575	$16,280
Aggregate preferred dividends - undeclared per share	$1.3376	$0.8515
11. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and nine months ended September 30, 2021 and 2020 are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-based compensation
Option amortization (1)	$552	$1,454	$2,101	$3,146
Employee equity grant expense (2)	363	221	904	573
Director and other non-employee equity grants expense (3)	(5)	100	645	369
Total equity-based compensation	$910	$1,775	$3,650	$4,088

Other equity-based compensation
REIT equity-based compensation (4)	$5,499	$4,088	$13,676	$13,288
	$6,409	$5,863	$17,326	$17,376
________
(1)    As of September 30, 2021, the Company had approximately $909,000 of total unrecognized compensation expense related to options that will be recognized over a weighted average period of 0.4 years. The nine months ended September 30, 2020, includes the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020.
(2)    As of September 30, 2021, the Company had approximately $2.2 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 1.9 years. See note 1.
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
The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value
Unrealized gain (loss)	$1,611	$869	$(1,190)	$3,566

Distributions
Fair value (1)	$13	$2	$39	$8
Shares (1)	1	—	3	1
________
(1)    Distributions made to one participant.
As of September 30, 2021 and December 31, 2020, the carrying value of the DCP liability was $2.9 million and $1.7 million, respectively.
13. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
Ashford Trust—We are a party to an amended and restated advisory agreement, as amended, with Ashford Trust and its operating subsidiary, Ashford Hospitality Limited Partnership (“Ashford Trust OP”). On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other things (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that Ashford Trust maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control of Ashford Trust in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of the Advisory Fee Cap, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. On

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement. See note 16. See note 3 for discussion of the advisory services fees revenue recognition policy.
Premier is party to a master project management agreement with Ashford Trust OP and Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP. On March 20, 2020, we amended the master project management agreement to provide that Premier’s fees shall be paid by Ashford Trust to Premier upon the completion of any work provided by third party vendors to Ashford Trust.
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
On March 20, 2020, Lismore, a wholly owned subsidiary of the Company, entered into an agreement with Ashford Trust (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
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
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the three and nine months ended September 30, 2021, the Company recognized revenue of $2.3 million and $8.0 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized revenue of $3.0 million and $3.6 million, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded $4.7 million and $7.3 million, respectively, as deferred income. Additionally, the independent members of the Board accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Ashford Trust Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $156,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. The deferred income related to the various Lismore fees described above are being recognized over the 24

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.
On January 4, 2021, the independent members of the board of directors (the “Board”) of Ashford Inc. agreed to: (i) defer Ashford Trust’s payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; (ii) defer approximately $2.8 million in base advisory fees with respect to the month of January 2021; (iii) defer Ashford Trust’s payment of Lismore success fees that were previously deferred for the months of October 2020, November 2020 and December 2020; and (iv) defer payment of Ashford Trust’s Lismore success fees for the month of January 2021. As a result, the foregoing payments became due on January 11, 2021. Additionally, the independent members of the Board waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferrals.
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
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES BY TYPE
Advisory services fees:
Base advisory fees (1)	$7,254	$8,653	$21,762	$26,127

Hotel management fees:
Base management fees	5,024	3,491	12,874	12,688
Incentive management fees	1,416	—	3,017	—
Total hotel management fees revenue (2)	6,440	3,491	15,891	12,688

Design and construction fees revenue (3)	810	722	1,847	4,642
Audio visual revenue (4)	—	—	—	—

Other revenue
Debt placement and related fees (5)	3,074	2,957	8,799	3,774
Claims management services (6)	25	42	55	88
Other services (7)	440	340	1,232	1,126
Total other revenue	3,539	3,339	10,086	4,988

Cost reimbursement revenue	42,653	23,155	108,775	111,175

Total revenues	$60,696	$39,360	$158,361	$159,620

REVENUES BY SEGMENT (8)
REIT advisory	$11,454	$12,457	$33,212	$38,419
Remington	44,376	22,049	112,122	108,323
Premier	1,351	1,020	2,994	6,281
OpenKey	29	49	89	178
Corporate and other	3,486	3,785	9,944	6,419
Total revenues	$60,696	$39,360	$158,361	$159,620

COST OF REVENUES
Cost of revenues for audio visual (4)	$945	$59	$1,641	$2,073

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$2,118	$133	$3,691	$4,737
________
(1)    Advisory fees earned from Ashford Trust during the three and nine months ended September 30, 2021, excluded $2.2 million and $5.4 million, respectively, of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred income in our condensed consolidated balance sheet. See note 3 for discussion of the advisory services fees revenue recognition policy.
(2)    Hotel management fees revenue is reported within our Remington segment. Base management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). See note 3 for discussion of the hotel management fees revenue recognition policy.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
(4)    INSPIRE primarily contracts directly with customers to whom it provides audio visual services. INSPIRE recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 3 for discussion of the audio visual revenue recognition policy.
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
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and its operating subsidiary Braemar Hospitality Limited Partnership (“Braemar OP”).
Premier is party to a master project management agreement with Braemar OP and Braemar TRS Yountville LLC, a wholly-owned subsidiary of Braemar OP to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP. On March 20, 2020, we amended the project management agreement to provide that Premier’s fees shall be paid by Braemar to Premier upon the completion of any work provided by third party vendors to Braemar.
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
On March 20, 2020, Lismore entered into an agreement with Braemar to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels (the “Braemar Agreement”). The Braemar Agreement was terminated effective March 20, 2021. Upon entering into the Braemar Agreement, Braemar made an initial payment of approximately $1.4 million. Braemar also paid the Company a total of $1.4 million in six equal installments beginning April 20, 2020 and ending September 20, 2020, of which $681,000 was subject to claw back and was set-off against the cash payment of Braemar’s base advisory fees upon the termination of the Braemar Agreement in March 2021. Braemar additionally paid the Company approximately $1.4 million in success fees in connection with signed forbearance or other agreements, of which no amounts were available for claw back. In total, Braemar paid approximately $4.1 million under the Braemar Agreement. For the three and nine months ended September 30, 2021, the Company recognized revenue of $0 and $853,000, respectively, related to the Braemar Agreement. For the three and nine months ended September 30, 2020, the Company recognized revenue of $1.0 million and $1.7 million related to the Braemar Agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues related to Braemar (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$2,758	$2,387	$7,981	$7,580
Incentive advisory fees (1)	—	(339)	—	—
Other advisory revenue (2)	131	131	389	391
Total advisory services fees revenue	2,889	2,179	8,370	7,971

Hotel management fees:
Base management fees	675	256	1,590	765
Incentive management fees	168	—	389	—
Total hotel management fees revenue (3)	843	256	1,979	765

Design and construction fees revenue (4)	508	362	1,129	1,817
Audio visual revenue (5)	—	—	—	—

Other revenue
Watersports, ferry and excursion services (6)	517	232	1,744	588
Debt placement and related fees (7)	150	1,060	1,003	1,706
Claims management services (8)	3	13	6	96
Other services (9)	50	68	137	187
Total other revenue	720	1,373	2,890	2,577

Cost reimbursement revenue	8,962	4,491	21,162	14,851

Total revenues	$13,922	$8,661	$35,530	$27,981

REVENUES BY SEGMENT (10)
REIT advisory	$6,480	$4,338	$16,539	$14,868
Remington	5,066	2,278	12,680	7,527
Premier	794	501	1,667	2,491
OpenKey	10	30	29	101
Corporate and other	1,572	1,514	4,615	2,994
Total revenues	$13,922	$8,661	$35,530	$27,981

COST OF REVENUES
Cost of revenues for audio visual (5)	$402	$20	$501	$467
Other (6)	98	48	314	137

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$856	$87	$1,069	$1,092
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1)    In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020 for the 2018 measurement period. The three months ended September 30, 2020 additionally included a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company did not collect due to Braemar no longer meeting the FCCR Condition. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in the Braemar advisory agreement. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020 and 2019 measurement periods. See note 3.
(2)    In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.
(3)    Hotel management fees revenue is reported within our Remington segment. Base management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). See note 3 for discussion of the hotel management fees revenue recognition policy.
(4)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
(5)    INSPIRE primarily contracts directly with customers to whom it provides audio visual services. INSPIRE recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Braemar, are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 3 for discussion of the audio visual revenue recognition policy.
(6)    Watersports, ferry and excursion services revenue is earned by RED, which includes the entity that conducts RED’s legacy U.S. Virgin Islands, the Turks and Caicos Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida. Commissions retained by the hotel, including Braemar, are recognized in “other” expense in our condensed consolidated statements of operations.
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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of September 30, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 8.
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
In the first quarter of 2021, Ashford Trust purchased FF&E from the Company at the fair market value of $82,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $107,000 which is included within “other” operating expense in our condensed consolidated statements of operations. Additionally, on January 20, 2021, Ashford Trust sold Le Meridian. The hotel contained FF&E with a net book value of $399,000 which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. Pursuant to the agreement, Ashford Trust provided replacement FF&E to the Company in the third quarter of 2021 with a fair market value of $128,000, equal to the fair market value of the sold FF&E. The Company recorded a loss on disposal of FF&E of $271,000 within “other” operating expense in our condensed consolidated statements of operations. The replacement FF&E was subsequently leased back to Ashford Trust rent-free.
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
In the second quarter of 2021, Braemar purchased FF&E from the Company at the fair market value of $144,000 upon expiration of the underlying leases of the FF&E under the Braemar ERFP Agreement. The Company recorded a loss on sale of the FF&E of $267,000 which is included within “other” operating expense in our condensed consolidated statements of operations.

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
Ashford Securities—On September 25, 2019, the Company announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow the Company’s existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement (the “Initial Contribution Agreement”) with Ashford Inc. pursuant to which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. These costs were allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “Initial True-up Date”) between Ashford Trust and Braemar whereby the actual expense reimbursements paid by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively.
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
As of September 30, 2021, Ashford Trust and Braemar have funded approximately $3.5 million and $2.8 million, respectively. The Company recognized $538,000 and $1.7 million of cost reimbursement revenue from Ashford Trust for the three and nine months ended September 30, 2020, respectively, in our condensed consolidated statements of operations. The Company recognized $864,000 and $1.8 million of cost reimbursement revenue from Braemar for the three and nine months ended September 30, 2021, respectively, and $183,000 and $613,000 of cost reimbursement revenue from Braemar for the three and nine months ended September 30, 2020, respectively, in our condensed consolidated statements of operations.
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
On July 12, 2021, Ashford Trust and Braemar invested $250,000 and $117,000, respectively, in OpenKey.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into on November 6, 2019 in connection with Company’s acquisition of Remington from the Bennetts. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2021 was $110,000 and $311,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2020 was $101,000 and $254,000, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(163)	$(13,217)	$(14,057)	$(198,853)
Less: Dividends on preferred stock, declared and undeclared (1)	(8,762)	(7,985)	(26,001)	(23,800)
Less: Amortization of preferred stock discount	(306)	(781)	(933)	(2,386)
Undistributed net income (loss) allocated to common stockholders	(9,231)	(21,983)	(40,991)	(225,039)
Distributed and undistributed net income (loss) - basic	$(9,231)	$(21,983)	$(40,991)	$(225,039)
Effect of deferred compensation plan	(1,611)	—	—	—
Distributed and undistributed net income (loss) - diluted	$(10,842)	$(21,983)	$(40,991)	$(225,039)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,785	2,306	2,746	2,259
Effect of deferred compensation plan shares	197	—	—	—
Weighted average common shares outstanding – diluted	2,982	2,306	2,746	2,259

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(3.31)	$(9.53)	$(14.93)	$(99.62)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.64)	$(9.53)	$(14.93)	$(99.62)
________
(1)    Undeclared dividends were deducted to arrive at net income attributable to common stockholders. See note 10.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(13)	$(35)	$(56)	$(396)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	—	(569)	(152)	(1,292)
Dividends on preferred stock, declared and undeclared	8,762	7,985	26,001	23,800
Amortization of preferred stock discount	306	781	933	2,386
Total	$9,055	$8,162	$26,726	$24,498
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	160	14	101	27
Effect of assumed conversion of Ashford Holdings units	4	4	4	4
Effect of incremental subsidiary shares	140	835	152	598
Effect of assumed conversion of preferred stock	4,284	4,136	4,246	4,091
Total	4,588	4,989	4,503	4,720

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities, (b) Remington, which provides hotel management services, (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (d) INSPIRE, which provides event technology and creative communications solutions services, (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (f) RED, a provider of watersports activities and other travel and transportation services, (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry, and (i) Lismore and REA Holdings, which provide debt placement and related services, real estate advisory services and brokerage services. For 2021, OpenKey, RED, Marietta, Pure Wellness and Lismore and REA Holdings do not meet aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Accordingly, we have five reportable segments: REIT Advisory, Remington, Premier, INSPIRE and OpenKey. We combine the operating results of RED, Marietta, Pure Wellness and Lismore and REA Holdings into an “all other” sixth reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three and nine months ended September 30, 2021 and 2020 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended September 30, 2021
	REIT Advisory	Remington	Premier	INSPIRE	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$10,143	$—	$—	$—	$—	$—	$10,143
Hotel management fees	—	7,750	—	—	—	—	7,750
Design and construction fees	—	—	2,202	—	—	—	2,202
Audio visual	—	—	—	15,108	—	—	15,108
Other	28	—	—	—	505	12,571	13,104
Cost reimbursement revenue (1)	7,765	44,574	845	—	—	864	54,048
Total revenues	17,936	52,324	3,047	15,108	505	13,435	102,355
EXPENSES
Depreciation and amortization	980	3,036	3,058	471	4	507	8,056
Impairment	—	—	—	1,160	—	—	1,160
Other operating expenses (2)	26	3,748	2,250	14,819	1,373	16,305	38,521
Reimbursed expenses (1)	7,708	44,574	845	—	—	864	53,991
Total operating expenses	8,714	51,358	6,153	16,450	1,377	17,676	101,728
OPERATING INCOME (LOSS)	9,222	966	(3,106)	(1,342)	(872)	(4,241)	627
Equity in earnings (loss) of unconsolidated entities	—	15	—	—	—	(3)	12
Interest expense	—	—	—	(222)	—	(1,068)	(1,290)
Amortization of loan costs	—	—	—	(43)	—	(35)	(78)
Interest income	—	72	—	—	—	—	72
Realized gain (loss) on investments	—	370	—	—	—	—	370
Other income (expense)	—	9	—	81	—	(61)	29
INCOME (LOSS) BEFORE INCOME TAXES	9,222	1,432	(3,106)	(1,526)	(872)	(5,408)	(258)
Income tax (expense) benefit	(2,011)	(469)	728	350	—	1,304	(98)
NET INCOME (LOSS)	$7,211	$963	$(2,378)	$(1,176)	$(872)	$(4,104)	$(356)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.4 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2021
	REIT Advisory	Remington	Premier	INSPIRE	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$30,132	$—	$—	$—	$—	$—	$30,132
Hotel management fees	—	18,737	—	—	—	—	18,737
Design and construction fees	—	—	5,611	—	—	—	5,611
Audio visual	—	—	—	28,170	—	—	28,170
Other	61	20	—	—	1,436	34,382	35,899
Cost reimbursement revenue (1)	19,556	112,952	1,810	—	—	1,761	136,079
Total revenues	49,749	131,709	7,421	28,170	1,436	36,143	254,628
EXPENSES
Depreciation and amortization	3,053	9,104	9,171	1,408	12	1,706	24,454
Impairment	—	—	—	1,160	—	—	1,160
Other operating expenses (2)	645	10,370	6,203	31,664	3,934	52,440	105,256
Reimbursed expenses (1)	19,293	112,952	1,810	—	—	1,761	135,816
Total operating expenses	22,991	132,426	17,184	34,232	3,946	55,907	266,686
OPERATING INCOME (LOSS)	26,758	(717)	(9,763)	(6,062)	(2,510)	(19,764)	(12,058)
Equity in earnings (loss) of unconsolidated entities	—	(139)	—	—	—	(21)	(160)
Interest expense	—	—	—	(635)	—	(3,210)	(3,845)
Amortization of loan costs	—	—	—	(87)	—	(122)	(209)
Interest income	—	205	—	—	—	2	207
Realized gain (loss) on investments	—	(3)	—	—	—	—	(3)
Other income (expense)	—	10	—	(26)	(1)	(239)	(256)
INCOME (LOSS) BEFORE INCOME TAXES	26,758	(644)	(9,763)	(6,810)	(2,511)	(23,354)	(16,324)
Income tax (expense) benefit	(6,144)	(1,132)	2,048	1,427	—	5,351	1,550
NET INCOME (LOSS)	$20,614	$(1,776)	$(7,715)	$(5,383)	$(2,511)	$(18,003)	$(14,774)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $6.5 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2020
	REIT Advisory	Remington	Premier	INSPIRE	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$10,832	$—	$—	$—	$—	$—	$10,832
Hotel management fees	—	3,777	—	—	—	—	3,777
Design and construction fees	—	—	1,790	—	—	—	1,790
Audio visual	—	—	—	3,114	—	—	3,114
Other	55	—	—	—	341	7,826	8,222
Cost reimbursement revenue (1)	5,903	21,023	487	—	—	720	28,133
Total revenues	16,790	24,800	2,277	3,114	341	8,546	55,868
EXPENSES
Depreciation and amortization	2,128	3,514	3,157	494	5	796	10,094
Other operating expenses (2)	6,430	3,101	1,662	6,033	1,035	14,075	32,336
Reimbursed expenses (1)	5,841	21,023	487	—	—	721	28,072
Total operating expenses	14,399	27,638	5,306	6,527	1,040	15,592	70,502
OPERATING INCOME (LOSS)	2,391	(2,838)	(3,029)	(3,413)	(699)	(7,046)	(14,634)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	48	48
Interest expense	—	—	—	(187)	—	(1,072)	(1,259)
Amortization of loan costs	—	—	—	(14)	—	(72)	(86)
Other income (expense)	—	—	—	(8)	—	(36)	(44)
INCOME (LOSS) BEFORE INCOME TAXES	2,391	(2,838)	(3,029)	(3,622)	(699)	(8,178)	(15,975)
Income tax (expense) benefit	(505)	(502)	624	816	—	1,402	1,835
NET INCOME (LOSS)	$1,886	$(3,340)	$(2,405)	$(2,806)	$(699)	$(6,776)	$(14,140)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $1.8 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2020
	REIT Advisory	Remington	Premier	INSPIRE	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$34,098	$—	$—	$—	$—	$—	$34,098
Hotel management fees	—	13,592	—	—	—	—	13,592
Design and construction fees	—	—	7,780	—	—	—	7,780
Audio visual	—	—	—	33,758	—	—	33,758
Other	195	—	—	—	1,155	16,900	18,250
Cost reimbursement revenue (1)	19,004	104,123	2,393	—	—	2,310	127,830
Total revenues	53,297	117,715	10,173	33,758	1,155	19,210	235,308
EXPENSES
Depreciation and amortization	7,004	10,425	9,471	1,486	15	1,771	30,172
Impairment	—	126,548	49,524	2,141	—	—	178,213
Other operating expenses (2)	6,430	10,753	6,549	37,478	2,757	39,542	103,509
Reimbursed expenses (1)	18,811	104,123	2,393	—	—	2,311	127,638
Total operating expenses	32,245	251,849	67,937	41,105	2,772	43,624	439,532
OPERATING INCOME (LOSS)	21,052	(134,134)	(57,764)	(7,347)	(1,617)	(24,414)	(204,224)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	301	301
Interest expense	—	—	—	(628)	—	(3,053)	(3,681)
Amortization of loan costs	—	—	—	(43)	—	(199)	(242)
Interest income	—	—	—	—	—	29	29
Realized gain (loss) on investments	—	(386)	—	—	—	—	(386)
Other income (expense)	—	26	—	(321)	(6)	(198)	(499)
INCOME (LOSS) BEFORE INCOME TAXES	21,052	(134,494)	(57,764)	(8,339)	(1,623)	(27,534)	(208,702)
Income tax (expense) benefit	(4,928)	1,212	1,351	1,853	—	7,916	7,404
NET INCOME (LOSS)	$16,124	$(133,282)	$(56,413)	$(6,486)	$(1,623)	$(19,618)	$(201,298)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $7.6 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.
16. Subsequent Events
On October 1, 2021, the Company announced that JSAV completed a strategic rebranding and is now named INSPIRE. INSPIRE is a global event solution company specializing in audio-visual, staging and production.
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended.
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement will terminate in accordance with its terms at the end of the current term on January 15, 2022 (the “Expiration Date”). Following the Expiration Date, Braemar and the Company will continue to be parties to the Fifth Amended and Restated Advisory Agreement, dated April 23, 2018, as amended, and the Company will continue to serve as advisor to Braemar.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management,” or “Premier”; and Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington.”“Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.”
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
•risks from climate change that impact our operations;
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

Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of November 10, 2021, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 609,413 shares of our common stock, which represented an approximately 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of November 10, 2021 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to 65.6%.
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
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second quarter of 2021. As of September 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.6 million, which relates to the second and fourth quarters of 2020 and the second quarter of 2021.

During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Monty J. Bennett received his base salary in the form of common stock ended. Additionally, the Company declared $8.4 million in dividends in each of the first and third quarters of 2021 which were due with respect to its Series D Convertible Preferred Stock. The dividends were paid on April 15 and October 15, 2021, respectively.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of September 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. INSPIRE executed the INSPIRE Amendment on December 31, 2020, which extended the maturity date of the loan and includes a fixed charge coverage ratio covenant which commences with the quarter ending March 31, 2023. On September 22, 2021, the INSPIRE Amendment was further amended to reduce INSPIRE’s requirement to fund an operating reserve account from an initial amount of $3.0 million to $1.0 million. Additionally, INSPIRE’s results from operations exceeded management’s forecast for the third quarter of 2021. Primarily due to these factors, management has determined that INSPIRE is not reliant on Ashford Inc. to make contributions to cover INSPIRE’s interest and upcoming principal payments on its outstanding debt. All such contributions, if needed, are subject to the discretion of Ashford Inc. As such, the Company reclassified $19.3 million of INSPIRE’s outstanding loans from current “notes payable, net” to noncurrent “notes payable, net” in our condensed consolidated balance sheet as of September 30, 2021.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations again or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key clients, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See notes 5 and 13 to our condensed consolidated financial statements.

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
On October 1, 2021, the Company announced that JSAV completed a strategic rebranding and is now named INSPIRE. INSPIRE is a global event solution company specializing in audio-visual, staging and production.
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
REVENUE
Advisory services fees	$10,143	$10,832	$(689)	(6.4)%
Hotel management fees	7,750	3,777	3,973	105.2%
Design and construction fees	2,202	1,790	412	23.0%
Audio visual	15,108	3,114	11,994	385.2%
Other	13,104	8,222	4,882	59.4%
Cost reimbursement revenue	54,048	28,133	25,915	92.1%
Total revenues	102,355	55,868	46,487	83.2%
EXPENSES
Salaries and benefits	13,793	13,820	27	0.2%
Cost of revenues for design and construction	1,032	703	(329)	(46.8)%
Cost of revenues for audio visual	11,353	3,126	(8,227)	(263.2)%
Depreciation and amortization	8,056	10,094	2,038	20.2%
General and administrative	7,585	5,540	(2,045)	(36.9)%
Impairment	1,160	—	(1,160)
Other	4,758	9,147	4,389	48.0%
Reimbursed expenses	53,991	28,072	(25,919)	(92.3)%
Total expenses	101,728	70,502	(31,226)	(44.3)%
OPERATING INCOME (LOSS)	627	(14,634)	15,261	104.3%
Equity in earnings (loss) of unconsolidated entities	12	48	(36)	(75.0)%
Interest expense	(1,290)	(1,259)	(31)	(2.5)%
Amortization of loan costs	(78)	(86)	8	9.3%
Interest income	72	—	72
Realized gain (loss) on investments	370	—	370
Other income (expense)	29	(44)	73	165.9%
INCOME (LOSS) BEFORE INCOME TAXES	(258)	(15,975)	15,717	98.4%
Income tax (expense) benefit	(98)	1,835	(1,933)	(105.3)%
NET INCOME (LOSS)	(356)	(14,140)	13,784	97.5%
(Income) loss from consolidated entities attributable to noncontrolling interests	180	319	(139)	(43.6)%
Net (income) loss attributable to redeemable noncontrolling interests	13	604	(591)	(97.8)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(163)	(13,217)	13,054	98.8%
Preferred dividends, declared and undeclared	(8,762)	(7,985)	(777)	(9.7)%
Amortization of preferred stock discount	(306)	(781)	475	60.8%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,231)	$(21,983)	$12,752	58.0%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $12.8 million, or 58.0%, to a $9.2 million loss for the three months ended September 30, 2021 (“the 2021 quarter”) compared to the three months ended September 30, 2020 (“the 2020 quarter”) as a result of the factors discussed below.
Total Revenues. Total revenues increased $46.5 million, or 83.2%, to $102.4 million for the 2021 quarter compared to the 2020 quarter due to the following (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$10,012	$11,040	$(1,028)	(9.3)%
Incentive advisory fees (2)	—	(339)	339	100.0%
Other advisory revenue (3)	131	131	—	—%
Total advisory services fees revenue	10,143	10,832	(689)	(6.4)%

Hotel management fees:
Base management fees	6,166	3,777	2,389	63.3%
Incentive management fees	1,584	—	1,584
Total hotel management fees revenue (4)	7,750	3,777	3,973	105.2%

Design and construction fees revenue (5)	2,202	1,790	412	23.0%

Audio visual revenue (6)	15,108	3,114	11,994	385.2%

Other revenue:
Watersports, ferry and excursion services (7)	6,738	2,513	4,225	168.1%
Debt placement and related fees (8)	3,224	4,017	(793)	(19.7)%
Claims management services (9)	28	55	(27)	(49.1)%
Other services (10)	3,114	1,637	1,477	90.2%
Total other revenue	13,104	8,222	4,882	59.4%

Cost reimbursement revenue (11)	54,048	28,133	25,915	92.1%

Total revenues	$102,355	$55,868	$46,487	83.2%

REVENUES BY SEGMENT (12)
REIT advisory	$17,936	$16,790	$1,146	6.8%
Remington	52,324	24,800	27,524	111.0%
Premier	3,047	2,277	770	33.8%
INSPIRE	15,108	3,114	11,994	385.2%
OpenKey	505	341	164	48.1%
Corporate and other	13,435	8,546	4,889	57.2%
Total revenues	$102,355	$55,868	$46,487	83.2%
________
(1)The decrease in base advisory fee is primarily due to lower revenue of $1.4 million from Ashford Trust partially offset by higher revenue of $371,000 from Braemar. Advisory fees earned from Ashford Trust excluded $2.2 million of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred income in our condensed consolidated balance sheet. See note 3 of our condensed consolidated financial statements for discussion of the advisory services fees revenue recognition policy.

(2)    In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020 for the 2018 measurement period. The three months ended September 30, 2020 additionally included a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company did not collect due to Braemar no longer meeting the FCCR Condition. Incentive fee payments are subject to meeting the December 31 FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds subsequent to the 2016 measurement period. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020 and 2019 measurement periods.
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
(4)     The increase in hotel management fees revenue is due to higher base management fees from Ashford Trust and Braemar of $1.5 million and $419,000, respectively, and incentive management fees of $1.4 million and $168,000 from Ashford Trust and Braemar, respectively, due to increased room demand within their respective portfolios compared to the 2020 quarter as the industry recovers from COVID-19.
(5)     The increase in design and construction fees revenue is due to higher revenue from Ashford Trust and Braemar of $88,000 and $146,000, respectively. Design and construction fees revenue additionally includes an increase in revenue from third parties of $178,000.
(6)     The $12.0 million increase in audio visual revenue is due to increased demand for event technology services at hotels and convention centers as the U.S. travel and hospitality industry continues to recover from COVID-19.
(7)     The $4.2 million increase in watersports, ferry and excursion services revenue is due to $572,000 in revenue from RED’s expansion in the Turks and Caicos Islands in the 2021 quarter and increased demand for RED’s recreational services as the U.S. travel and hospitality industry continues to recover from COVID-19.
(8)     The decrease in debt placement and related fee revenue is due to higher revenue of $117,000 from Ashford Trust offset by lower revenue of $910,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The change is primarily due to Lismore’s agreement with Ashford Trust for providing modifications, forbearances or refinancing of Ashford Trust’s loans as a result of the financial impact from COVID-19. Lismore’s agreement with Braemar expired in March 2021.
(9)     Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(10)     The increase in other services revenue is primarily due to higher revenue from Marietta of $1.1 million due to increased room demand. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries; OpenKey, PRE Opco, LLC (“Pure Wellness”) and Marietta, to Ashford Trust, Braemar and other third parties.
(11)     The increase in cost reimbursement revenue is primarily due to increased cost reimbursement revenue in the 2021 quarter of $23.6 million from Remington due to increased room demand within the hotel industry compared to the 2020 quarter and increased cost reimbursement revenue of $1.9 million from our REIT Advisory segment related to reimbursable advisory expenses for Ashford Trust and Braemar compared to the 2020 quarter.
(12)     See note 15 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased $27,000, or 0.2%, to $13.8 million for the 2021 quarter compared to the 2020 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change
Cash salaries and benefits:
Salary expense	$9,479	$7,582	$1,897
Bonus expense	3,665	4,296	(631)
Benefits related expenses	1,345	1,136	209
Total cash salaries and benefits (1)	14,489	13,014	1,475
Non-cash equity-based compensation:
Stock option grants (2)	552	1,454	(902)
Employee equity grant expense	363	221	142
Total non-cash equity-based compensation	915	1,675	(760)
Non-cash (gain) loss in deferred compensation plan (3)	(1,611)	(869)	(742)
Total salaries and benefits	$13,793	$13,820	$(27)
________
(1)The change in cash salaries and benefits expense is primarily due to fluctuations in the number of employees, salary and bonus awards, group insurance costs, payroll taxes and employee participation in the benefits offered which were reduced as a result of cost control efforts in the 2020 quarter due to COVID-19.
(2)The decrease in stock option grant related expense in the 2021 quarter primarily relates to the Company not issuing any stock option grants during fiscal years 2020 and 2021 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in both the 2021 quarter and the 2020 quarter are primarily attributable to a decrease in the fair value of the DCP obligation. See note 12 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $329,000, or 46.8%, to $1.0 million during the 2021 quarter compared to $703,000 for the 2020 quarter. See the discussion of design and construction fees revenue above.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $8.2 million, or 263.2%, to $11.4 million during the 2021 quarter compared to $3.1 million for the 2020 quarter, primarily due to increased demand for event technology services at hotels and convention centers as the U.S. travel and hospitality industry continues to recover from COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.0 million, or 20.2%, to $8.1 million for the 2021 quarter compared to the 2020 quarter, primarily due to the write-off of $6.4 million of furniture, fixtures and equipment (“FF&E”) in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square and the sale of FF&E in the fourth quarter of 2020 to Braemar for FF&E formerly leased to Braemar under the Braemar ERFP Agreement at the expiration of the lease. Depreciation and amortization expense for the 2021 quarter and the 2020 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $1.3 million, respectively, which is included in “cost of revenues for audio visual”, and also excludes depreciation expense for the 2021 quarter and the 2020 quarter related to marine vessels in the amount of $262,000 and $201,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $2.0 million, or 36.9%, to $7.6 million for the 2021 quarter compared to the 2020 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change
Professional fees (1)	$2,972	$1,981	$991
Office expense	2,186	1,545	641
Public company costs	87	51	36
Director costs	337	306	31
Travel and other expense	1,986	1,626	360
Non-capitalizable - software costs	17	31	(14)
Total general and administrative	$7,585	$5,540	$2,045
________
(1)    The increase in professional fees in the 2021 quarter is primarily due to $541,000 of expenses related to Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. Expenses are allocated to the Company per the Amended and Restated Contribution Agreement entered into on December 31, 2020. See note 13 in our condensed consolidated financial statements.
Impairment. During the 2021 quarter, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment for the 2021 quarter.
Other. Other operating expense decreased $4.4 million, or 48.0%, to $4.8 million for the 2021 quarter compared to the 2020 quarter. The decrease was primarily driven by a loss of $6.4 million due to the write-off of FF&E in the 2020 quarter related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square. The decrease in other operating expense in the 2021 quarter was offset by an increase in operating expenses from RED of $1.8 million compared to the 2020 quarter due to increased demand for RED’s recreational services. Other operating expense includes cost of goods sold, royalties and operating expenses associated with OpenKey, RED, Pure Wellness and Marietta.
Reimbursed Expenses. Reimbursed expenses increased $25.9 million to $54.0 million during the 2021 quarter compared to $28.1 million for the 2020 quarter primarily due to increased hotel management expenses incurred by Remington due to the increase in hotel room demand.
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

	Three Months Ended September 30,
	2021	2020	$ Change
Cost reimbursement revenue	$54,048	$28,133	$25,915
Reimbursed expenses	53,991	28,072	25,919
Net total	$57	$61	$(4)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $36,000 for the 2021 quarter. See notes 1 and 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $1.3 million and $1.3 million for the 2021 quarter and the 2020 quarter, respectively. Interest expense includes interest for the Company’s balances outstanding on our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $78,000 and $86,000 for the 2021 quarter and the 2020 quarter, respectively, related to the notes payable and lines of credit held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Interest Income. Interest income was $72,000 and $0 for the 2021 quarter and the 2020 quarter, respectively. The increase in the 2021 quarter is primarily due to interest income from Remington’s note receivable from a third party hotel owner. See note 1 to our condensed consolidated financial statements.
Realized Gain (Loss) on Investments. Realized gain on investments was $370,000 and $0 for the 2021 quarter and the 2020 quarter, respectively. The realized gain on investments relates to the sale of an unconsolidated equity investment previously held by Remington accounted for under the equity method.
Other Income (Expense). Other income (expense) was $29,000 of income in the 2021 quarter and $44,000 of expense in the 2020 quarter.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $1.9 million, from a benefit of $1.8 million in the 2020 quarter to an expense of $98,000 in the 2021 quarter. Current income tax expense changed by $75,000, from $3.0 million of expense in the 2020 quarter to $3.1 million of expense in the 2021 quarter. Deferred income tax benefit changed by $1.9 million from a $4.8 million benefit in the 2020 quarter to a $2.9 million benefit in the 2021 quarter. The difference in income tax (expense) benefit is related to a change in accrued liabilities and an increase in operations.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $180,000 in the 2021 quarter and a loss of $319,000 in the 2020 quarter. See notes 2, 9 and 13 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $13,000 in the 2021 quarter and a loss of $604,000 in the 2020 quarter. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. See note 1 to our condensed consolidated financial statements. For a summary of ownership interests, carrying values and allocations, see notes 2, 10, and 13 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $777,000, or 9.7%, to $8.8 million during the 2021 quarter compared to $8.0 million for the 2020 quarter, due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99% and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 10 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $475,000, or 60.8%, to $306,000 during the 2021 quarter compared to $781,000 for the 2020 quarter, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99%. See note 10 to our condensed consolidated financial statements.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
REVENUE
Advisory services fees	$30,132	$34,098	$(3,966)	(11.6)%
Hotel management fees	18,737	13,592	5,145	37.9%
Design and construction fees	5,611	7,780	(2,169)	(27.9)%
Audio visual	28,170	33,758	(5,588)	(16.6)%
Other	35,899	18,250	17,649	96.7%
Cost reimbursement revenue	136,079	127,830	8,249	6.5%
Total revenues	254,628	235,308	19,320	8.2%
EXPENSES
Salaries and benefits	46,961	43,807	(3,154)	(7.2)%
Cost of revenues for design and construction	2,812	3,032	220	7.3%
Cost of revenues for audio visual	22,611	25,872	3,261	12.6%
Depreciation and amortization	24,454	30,172	5,718	19.0%
General and administrative	19,444	16,064	(3,380)	(21.0)%
Impairment	1,160	178,213	177,053	99.3%
Other	13,428	14,734	1,306	8.9%
Reimbursed expenses	135,816	127,638	(8,178)	(6.4)%
Total expenses	266,686	439,532	172,846	39.3%
OPERATING INCOME (LOSS)	(12,058)	(204,224)	192,166	94.1%
Equity in earnings (loss) of unconsolidated entities	(160)	301	(461)	(153.2)%
Interest expense	(3,845)	(3,681)	(164)	(4.5)%
Amortization of loan costs	(209)	(242)	33	13.6%
Interest income	207	29	178	613.8%
Realized gain (loss) on investments	(3)	(386)	383	99.2%
Other income (expense)	(256)	(499)	243	48.7%
INCOME (LOSS) BEFORE INCOME TAXES	(16,324)	(208,702)	192,378	92.2%
Income tax (expense) benefit	1,550	7,404	(5,854)	(79.1)%
NET INCOME (LOSS)	(14,774)	(201,298)	186,524	92.7%
(Income) loss from consolidated entities attributable to noncontrolling interests	509	757	(248)	(32.8)%
Net (income) loss attributable to redeemable noncontrolling interests	208	1,688	(1,480)	(87.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(14,057)	(198,853)	184,796	92.9%
Preferred dividends, declared and undeclared	(26,001)	(23,800)	(2,201)	(9.2)%
Amortization of preferred stock discount	(933)	(2,386)	1,453	60.9%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,991)	$(225,039)	$184,048	81.8%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders decreased $184.0 million to a $41.0 million loss for the nine months ended September 30, 2021 (“the 2021 period”) compared to the nine months ended September 30, 2020 (“the 2020 period”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $19.3 million, or 8.2%, to $254.6 million for the 2021 period compared to the 2020 period due to the following (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$29,743	$33,707	$(3,964)	(11.8)%
Incentive advisory fees (2)	—	—	—
Other advisory revenue (3)	389	391	(2)	(0.5)%
Total advisory services fees revenue	30,132	34,098	(3,966)	(11.6)%

Hotel management fees:
Base management fees	15,331	13,592	1,739	12.8%
Incentive management fees	3,406	—	3,406
Total hotel management fees revenue (4)	18,737	13,592	5,145	37.9%

Design and construction fees revenue (5)	5,611	7,780	(2,169)	(27.9)%

Audio visual revenue (6)	28,170	33,758	(5,588)	(16.6)%

Other revenue:
Watersports, ferry and excursion services (7)	18,159	6,734	11,425	169.7%
Debt placement and related fees (8)	9,802	5,480	4,322	78.9%
Claims management services (9)	61	184	(123)	(66.8)%
Other services (10)	7,877	5,852	2,025	34.6%
Total other revenue	35,899	18,250	17,649	96.7%

Cost reimbursement revenue (11)	136,079	127,830	8,249	6.5%

Total revenues	$254,628	$235,308	$19,320	8.2%

REVENUES BY SEGMENT (12)
REIT advisory	$49,749	$53,297	$(3,548)	(6.7)%
Remington	131,709	117,715	13,994	11.9%
Premier	7,421	10,173	(2,752)	(27.1)%
INSPIRE	28,170	33,758	(5,588)	(16.6)%
OpenKey	1,436	1,155	281	24.3%
Corporate and other	36,143	19,210	16,933	88.1%
Total revenues	$254,628	$235,308	$19,320	8.2%
________
(1)The decrease in base advisory fee is primarily due to lower revenue of $4.4 million from Ashford Trust offset by higher revenue of $401,000 from Braemar. Advisory fees earned from Ashford Trust excluded $5.4 million of advisory fees that were constrained and deferred as a result of the $29.0 million annual Advisory Fee Cap. The deferred fees are included in deferred income in our condensed consolidated balance sheet. See note 3 of our condensed consolidated financial statements for discussion of the advisory services fees revenue recognition policy.
(2)    In the third quarter of 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement as stated in the Braemar advisory agreement. As such, the Company did not recognize any incentive fee revenue related to Braemar in the three months ended September 30, 2020 for the 2018 incentive period. The three months ended September 30, 2020 additionally includes a reversal of $339,000 of incentive fee revenue recognized in the first two quarters of 2020 which the Company was no longer able to collect due to Braemar no longer meeting the FCCR

Condition. Ashford Trust’s annual total stockholder return has not met the incentive fee threshold in any of the annual measurement periods subsequent to the 2016 measurement period. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2020 and 2019 measurement periods.
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
(4)     The increase in hotel management fees revenue is primarily due to increases in incentive management fees of $3.0 million and $389,000 from Ashford Trust and Braemar, respectively, and higher base management fees from Ashford Trust and Braemar of $186,000 and $825,000, respectively due to increased room demand within their respective portfolios compared to the 2020 period as the industry recovers from COVID-19.
(5)     The decrease in design and construction fees revenue is due to lower revenue from Ashford Trust and Braemar of $2.8 million and $688,000, respectively, due to reduced capital expenditures as a result of COVID-19, offset by an increase in design and construction fees revenue from third parties of $1.3 million.
(6)     The $5.6 million decrease in audio visual revenue is due to the timing of the arrival of COVID-19 in March 2020 partially offset by a recovery in operations in the second and third quarters of 2021 compared to the second and third quarters of 2020.
(7)     The $11.4 million increase in watersports, ferry and excursion services revenue is due to $572,000 in revenue from RED’s expansion in the Turks and Caicos Islands in the third quarter of 2021 and increased demand for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida as the U.S. travel and hospitality industry continues to recover from COVID-19.
(8)     The increase in debt placement and related fee revenue is due to higher revenue of $5.0 million from Ashford Trust and lower revenue of $703,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The change is primarily due to Lismore’s agreement with Ashford Trust for providing modifications, forbearances or refinancing of Ashford Trust’s loans due to the financial impact from COVID-19. Lismore’s agreement with Braemar expired in March 2021.
(9)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(10)     The increase in other services revenue is primarily due to higher revenue of $1.1 million and $664,000 in the 2021 period from Marietta and Pure Wellness, respectively, due to a recovery in operations in the second and third quarters of 2021 compared to the second and third quarters of 2020. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.
(11)     The increase in cost reimbursement revenue is primarily due to a increase in Remington’s cost reimbursement revenue of $8.8 million in the 2021 period due a recovery in operations in the second and third quarters of 2021 compared to the second and third quarters of 2020 and an increase of $552,000 in cost reimbursement revenue in the 2021 period related to reimbursable advisory expenses for Ashford Trust and Braemar. These increases were partially offset by decreases in the 2021 period in our Premier and Corporate and Other segments.
(12)     See note 15 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $3.2 million, or 7.2%, to $47.0 million for the 2021 period compared to the 2020 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Cash salaries and benefits:
Salary expense	$27,302	$26,872	$430
Bonus expense	11,496	11,874	(378)
Benefits related expenses	3,968	4,908	(940)
Total cash salaries and benefits	42,766	43,654	(888)
Non-cash equity-based compensation:
Stock option grants (1)	2,101	3,146	(1,045)
Employee equity grant expense	904	573	331
Total non-cash equity-based compensation	3,005	3,719	(714)
Non-cash (gain) loss in deferred compensation plan (2)	1,190	(3,566)	4,756
Total salaries and benefits	$46,961	$43,807	$3,154
________
(1)The decrease in stock option grant related expense in the 2021 period primarily relates to the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020 and due to the Company not issuing any stock option grants during fiscal years 2020 and 2021 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(2)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the 2021 period and the gain in the 2020 period are primarily attributable to increases and decreases in the fair value of the DCP obligation, respectively. See note 12 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $220,000, or 7.3% to $2.8 million during the 2021 period compared to $3.0 million for the 2020 period due to reduced capital expenditures by our clients as a result of COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual decreased $3.3 million, or 12.6%, to $22.6 million during the 2021 period compared to $25.9 million for the 2020 period, primarily due to the timing of the onset of COVID-19 in March 2020 partially offset by a recovery in operations in the second and third quarters of 2021 compared to the second and third quarters of 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $5.7 million, or 19.0%, to $24.5 million for the 2021 period compared to the 2020 period, primarily due to the write-off of $6.4 million of FF&E in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square and the sale of FF&E in the fourth quarter of 2020 to Braemar for FF&E formerly leased to Braemar under the Braemar ERFP Agreement at the expiration of the lease. Depreciation and amortization expense for the 2021 period and the 2020 period excludes depreciation expense related to audio visual equipment of $3.7 million and $3.7 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2021 period and the 2020 period related to marine vessels in the amount of $728,000 and $453,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $3.4 million, or 21.0%, to $19.4 million for the 2021 period compared to the 2020 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Professional fees (1)	$6,984	$4,345	$2,639
Office expense	6,048	5,490	558
Public company costs	503	253	250
Director costs	1,611	1,033	578
Travel and other expense	4,158	4,779	(621)
Non-capitalizable - software costs	140	164	(24)
Total general and administrative	$19,444	$16,064	$3,380
________
(1)    The increase in professional fees in the 2021 period is primarily due to $1.5 million of expenses related to Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. Expenses are allocated to the Company per the Amended and Restated Contribution Agreement entered into on December 31, 2020. See note 13 in our condensed consolidated financial statements.
Impairment. During the 2021 period, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment for the 2021 period. In the first quarter of 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and intangible assets. As a result, we recorded goodwill impairment charges of $170.6 million and intangible asset impairment charges of $7.6 million. In total, there were $178.2 million in impairment charges for the 2020 period. See notes 4 and 6 to our condensed consolidated financial statements.
Other. Other operating expense decreased $1.3 million, or 8.9%, to $13.4 million for the 2021 period compared to the 2020 period. The decrease was primarily driven by a loss of $6.4 million due to the write-off of FF&E in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square. The decrease in other operating expense in the 2021 period was offset by an increase in operating expenses from RED of $4.9 million compared to the 2020 period due to increased demand for RED’s recreational services. Other operating expense includes cost of goods sold, royalties and operating expenses associated with OpenKey, RED, Pure Wellness and Marietta.
Reimbursed Expenses. Reimbursed expenses increased $8.2 million to $135.8 million during the 2021 period compared to $127.6 million for the 2020 period primarily due to an increase in hotel management expenses incurred by Remington due to a recovery in hotel operations in the second and third quarters of 2021 compared to the second and third quarters of 2020.
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

	Nine Months Ended September 30,
	2021	2020	$ Change
Cost reimbursement revenue	$136,079	$127,830	$8,249
Reimbursed expenses	135,816	127,638	8,178
Net total	$263	$192	$71

Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was a loss of $160,000 and earnings of $301,000 for the 2021 period and the 2020 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased to $3.8 million from $3.7 million for the 2021 period and the 2020 period, respectively, related to increases in our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $209,000 and $242,000 for the 2021 period and the 2020 period, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Interest Income. Interest income was $207,000 and $29,000 for the 2021 period and the 2020 period, respectively. The increase in the 2021 period is primarily due to interest income from Remington’s note receivable from a third party hotel owner. See note 1 to our condensed consolidated financial statements.
Realized Gain (Loss) on Investments. Realized loss on investments was $3,000 and $386,000 for the 2021 period and the 2020 period, respectively. The realized loss on investments for the 2021 period and the 2020 period primarily relates to losses of $378,000 and $386,000, respectively, on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The realized loss on investments for the 2021 period was offset by a gain of $375,000 on the sale of an unconsolidated investment previously held by Remington accounted for under the equity method.
Other Income (Expense). Other expense was $256,000 and $499,000 in the 2021 period and the 2020 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $5.9 million, from a $7.4 million benefit in the 2020 period to a $1.6 million benefit in the 2021 period. Current income tax expense changed by $1.9 million, from $5.5 million in expense in the 2020 period to $3.6 million in expense in the 2021 period. Deferred income tax benefit changed by $7.7 million from a $12.9 million benefit in the 2020 period to a $5.2 million benefit in the 2021 period. The difference in income tax (expense) benefit is related to a change in accrued liabilities, increase in operations and a decrease in non-deductible GAAP items, primarily impairment.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $509,000 in the 2021 period and a loss of $757,000 in the 2020 period. See notes 2 and 9 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $208,000 in the 2021 period and loss of $1.7 million in the 2020 period. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. For a summary of ownership interests, carrying values and allocations, see notes 2 and 10 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $2.2 million to $26.0 million during the 2021 period compared to $23.8 million for the 2020 period, due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99% and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 10 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $1.5 million to $933,000 during the 2021 period compared to $2.4 million from the 2020 period, primarily due to the increase in the dividend rate of the Series D Convertible Preferred Stock on November 6, 2020, from 6.59% to 6.99%. See note 10 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second quarter of 2021. As of September 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.6 million, which relates to the second and fourth quarters of 2020 and the second quarter of 2021.
During the first quarter of 2021, base salaries for the Company’s executive officers and other employees were restored to pre-reduction levels and the arrangement by which Mr. Monty J. Bennett received his base salary in the form of common stock ended. Additionally, the Company declared $8.4 million in dividends in each of the first and third quarters of 2021 which were due with respect to its Series D Convertible Preferred Stock. The dividends were paid on April 15 and October 15, 2021, respectively.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of September 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. INSPIRE executed the INSPIRE Amendment on December 31, 2020, which extended the maturity date of the loan and includes a fixed charge coverage ratio covenant which commences with the quarter ending March 31, 2023. On September 22, 2021, the INSPIRE Amendment was further amended to reduce INSPIRE’s requirement to fund an operating reserve account from an initial amount of $3.0 million to $1.0 million. Additionally, INSPIRE’s results from operations exceeded management’s forecast for the third quarter of 2021. Primarily due to these factors, management has determined that INSPIRE is not reliant on Ashford Inc. to make contributions to cover INSPIRE’s interest and upcoming principal payments on its outstanding debt. All such contributions, if needed, are subject to the discretion of Ashford Inc. As such, the Company reclassified $19.3 million of INSPIRE’s outstanding loans from current “notes payable, net” to noncurrent “notes payable, net” in our condensed consolidated balance sheet as of September 30, 2021.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations again or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key clients, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See notes 5 and 13 to our condensed consolidated financial statements.
Loan Agreements—On March 29, 2021, the Company amended its Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (as so amended, the “Seventh Amendment”). The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds, which if not met, increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. As of September 30, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect our Term Loan Agreement and debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements. See discussion in “COVID-19, Management’s Plans and Liquidity” above.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net was $29.9 million and $29.1 million as of September 30, 2021 and December 31, 2020, respectively. For further discussion see notes 5 and 16 to our condensed consolidated financial statements.
Preferred stock dividends—The Company declared dividends which were due with respect to its Series D Convertible Preferred Stock of $8.4 million for each of the first and third quarters of 2021 which were paid on April 15, 2021 and October 15, 2021, respectively. As of September 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.6 million, which relates to the second and fourth quarters of 2020 and the second quarter of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $33.9 million at September 30, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
The independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis. The independent members of the Board believe that the deferral of certain preferred dividends will provide the Company with additional funds to meet its ongoing liquidity needs.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.
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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of September 30, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 8 to our condensed consolidated financial statements.
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
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement will terminate in accordance with its terms at the end of the current term on January 15, 2022 (the “Expiration Date”). Following the Expiration Date, Braemar and the Company will continue to be parties to the Fifth Amended and Restated Advisory Agreement, dated April 23, 2018, as amended, and the Company will continue to serve as advisor to Braemar.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the nine months ended September 30, 2021.
During the first quarter of 2021, we paid the remainder of contingent consideration due to the sellers of BAV in connection with the acquisition of BAV, including $350,000 related to the earn-out which was paid on January 11, 2021, and the final stock collar consideration payments in the amounts of $870,000 and $888,000 which were paid on February 1, 2021 and March 4, 2021, respectively.
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
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of September 30, 2021 and December 31, 2020, we had $40.2 million and $45.3 million of cash and cash equivalents, respectively, and $34.6 million and $37.4 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $12.4 million for the nine months ended September 30, 2021 compared to net cash flows provided by operating activities of $44.7 million for the nine months ended September 30, 2020. The decrease in cash flows from operating activities in the nine months ended September 30, 2021 was primarily due to an increase in current “other liabilities” in the nine months ended September 30, 2020 as a result of the transfer of cash from Ashford Trust into a Company escrow account for insurance claims and increased cash payments received as deferred income in the nine months ended September 30, 2020 due to Ashford Trust and Braemar’s respective agreements with Lismore to seek modifications, forbearances or refinancing. The decrease in cash flows from operating activities was also due to the timing of receipt of our receivables from Braemar and third parties and the timing of payments of accounts payable. These decreases in cash flows provided by operating activities were offset by an increase in earnings due to a recovery in operations in the second and third quarters of 2021 and the timing of receipt of our receivables from Ashford Trust in the nine months ended September 30, 2021.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2021, net cash flows used in investing activities were $7.0 million. These cash flows consisted of capital expenditures of FF&E of $3.4 million, capital expenditures of $2.3 million for RED’s marine vessels, the issuance of a note receivable of $2.9 million, purchases of Ashford Trust and Braemar common stock related to Remington’s employee compensation plan of $873,000 and an investment in an unconsolidated entity of $250,000. These were offset by cash inflows of $2.2 million in proceeds received in 2021 from the sale of FF&E to Ashford Trust and Braemar and cash inflows of $535,000 from Remington’s sale of an equity method investment during the period.
For the nine months ended September 30, 2020, net cash flows used in investing activities were $4.8 million. These cash flows consisted of capital expenditures of $2.4 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington Lodging related to the acquisition in November of 2019 and $1.2 million of capital expenditures related to marine vessels for RED.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2021, net cash flows used in financing activities were $13.3 million. These cash flows consisted of $8.4 million of payments for dividends on our preferred stock, $7.8 million of payments on notes payable, $255,000 of payments on finance leases, $151,000 of net payments on our revolving credit facilities, purchases of $121,000 of treasury stock and $116,000 of loan cost payments. These were offset by $2.9 million of proceeds from borrowings on notes payable, $367,000 of contributions from noncontrolling interests in a consolidated entity and employee advances of $190,000 associated with tax withholdings for restricted stock vesting.
For the nine months ended September 30, 2020, net cash flows provided by financing activities were $11.5 million. These cash flows consisted of $44.8 million of proceeds from borrowings on notes payable, $457,000 of contributions from noncontrolling interests in a consolidated entity, and employee advances of $79,000 associated with tax withholdings for restricted stock vesting. These were offset by $17.0 million of payments on notes payable, $12.7 million of payments for dividends on our preferred stock, $1.8 million of net payments on our revolving credit facilities, $1.4 million of contingent consideration paid to the sellers of BAV, $637,000 of payments on finance leases, and $290,000 of loan cost payments.

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
Long-term liability of our subsidiary compensation plan
We do not record on the balance sheet the long-term liability portion of the Ashford Trust and Braemar shares purchased by Remington Lodging on the open market and held for the purpose of providing compensation to certain employees as granted under our subsidiary compensation plan. The long-term liability was $772,000 and $134,000 as of September 30, 2021 and December 31, 2020, respectively.
Contractual Obligations and Commitments
There have been no material changes since December 31, 2020, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
Interest Rate Risk—At September 30, 2021, our total indebtedness of $59.7 million included $55.5 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2021, would be approximately $555,000 annually. Interest rate changes have no impact on the remaining $4.2 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. INSPIRE has operations in Mexico and the Dominican Republic, and therefore, we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. RED’s operations outside of the U.S. are primarily transacted in U.S. dollars, which is the official currency of the Turks and Caicos Islands.

ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2021, no amounts have been accrued.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	200	$—	—	$20,000,000
August 1 to August 31	123	$—	—	$20,000,000
September 1 to September 30	598	$—	—	$20,000,000
Total	921	$—	—
________
(1) There is no cost associated with the forfeiture of 200, 123, and 598 restricted shares of our common stock in July, August and September, respectively.
(2) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended September 30, 2021.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of September 30, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $25.6 million, which relates to the second and fourth quarters of 2020 and the second quarter of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $33.9 million at September 30, 2021, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends. See note 10 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, and one of our other executive officers.
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
10.1
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on September 14, 2021) (File No. 001-36400)

10.2
Fourth Amendment to Loan Documents by and among Presentation Technologies, Inc., J & S Audio Visual Communications, LLC, J&S Audio Visual Dominican Republic, LP, J&S DR GP, LLC, PT DR Holdings, LLC, PT Holdco, LLC and Comerica Bank, dated September 22, 2021. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 23, 2021) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 12, 2021	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 12, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer