Form 10-K
period 2021-12-31
Ashford Inc.
filed 2022-03-25
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2021, the aggregate market value of 1,873,834 shares of the registrant’s common stock held by non-affiliates was approximately $42,573,508.
As of March 23, 2022, the registrant had 3,150,437 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2022 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2021

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier”; from and after November 6, 2019, Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington” a hotel management company acquired by Ashford Inc. on November 6, 2019, from Mr. Monty J. Bennett, our Chief Executive Officer and Chairman of our Board of Directors (the “Board”), and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust; and, from and after November 6, 2019, Marietta Leasehold, L.P. (“Marietta”), also included in the November 6, 2019 transaction to acquire Remington. “Remington Lodging” refers to Remington prior to the completion of the acquisition, resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.“Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.”
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K and documents incorporated herein by reference contain certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the impact of the ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta, Omicron or other potential variants, on our business, financial condition, liquidity and results of operations;
•the impact of numerous governmental travel restrictions and other orders related to COVID-19 on our clients’ and our business, including one or more possible recurrences of COVID-19 case surges that could cause state and local governments to reinstate travel restrictions;
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the factors referenced, including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”;
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and potential travel restrictions in regions where our clients’ hotels are located, and one or more possible recurrences of

COVID-19 case surges causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•extreme weather conditions may cause property damage or interrupt business;
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
•our ability to implement effective internal controls to address the material weakness identified in this report;
•legislative and regulatory changes;
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
•the possibility that we may not realize any or all of the anticipated benefits from our business initiatives;
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

PART I
Item 1. Business
Modernization of Regulation S-K Items 101, 103 and 105
Effective as of November 9, 2020, the Securities and Exchange Commission (“SEC”) issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105.” This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosures relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party.
These changes are required for any annual period subsequent to the effective date of November 9, 2020. As such, we have adopted these changes in this report.
Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information
In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which become fully effective on August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.
We have eliminated from this report the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in a narrative within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.
Our Company and Our Business Strategy
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of December 31, 2021, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,246 shares of our common stock, which represented an approximately 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is convertible at a price of $117.50 per share into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of December 31, 2021 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 65.6%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction and architectural services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement and related services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services and their respective subsidiaries.
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

We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington operates certain hotel properties owned by Ashford Trust and Braemar.
In our advisory services business, we earn advisory fees from each company that we advise. The fees earned from each company that we advise include a base fee, payable in cash, on a monthly basis, for managing the respective day-to-day operations of the companies that we advise and the day-to-day operations of their respective hotels from an ownership perspective, in each case in conformity with the respective investment guidelines of such client. The base fee is determined as a percentage of each client’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Braemar based on their respective out-performance of their peers, as measured by the annual total stockholder return of such company compared to its peers. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), and is defined in the respective advisory agreements. Incentive advisory fees, measured with respect to a particular year, are paid over a three-year period, beginning on January 15 immediately following the year of measurement, and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. For the year ended December 31, 2021, we earned advisory services fees of $36.2 million and $10.8 million from Ashford Trust and Braemar, respectively, of which $0 were incentive fees. For the year ended December 31, 2020, we earned advisory services fees of $34.7 million and $10.0 million from Ashford Trust and Braemar, respectively, of which $0 were incentive fees.
Asset Management Services. We currently provide asset management services to Ashford Trust and Braemar. Our strategic approach of designating at least one asset manager to each property allows us to leverage our extensive portfolio of subject matter experts, including asset management, revenue optimization, capital management, legal and risk management, data analysis and property tax. Our fees for asset management services are included in advisory services fees as noted above.
Hotel Management Services. We currently provide hotel management services to 68 hotels owned by Ashford Trust, four hotels owned by Braemar and we have signed 20 new hotel management contracts with third-parties through our subsidiary, Remington. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services.
In our hotel management business, Remington receives a base management fee based on gross revenues for each hotel, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Additionally, if a hotel meets and exceeds various thresholds based on hotel revenues and certain profitability targets, Remington receives an incentive fee. We acquired our hotel management business on November 6, 2019. For the year ended December 31, 2021, we earned hotel management fees of $22.0 million, $2.9 million and $1.3 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2020, we earned hotel management fees of $15.9 million, $1.0 million and $166,000 from Ashford Trust, Braemar and third-party clients, respectively.
Design and Construction Services. We currently provide design and construction services (formerly referred to as “project management services”) to substantially all of the hotels owned by Ashford Trust and Braemar and also to third-party clients through our subsidiary, Premier. Design and construction services provided by Premier consist of construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services.
In our design and construction business (formerly referred to as “project management”), Premier receives a design and construction fee equal to a percentage of the total project costs (both hard and soft) associated with the implementation of the capital improvement budget. In addition, Premier receives additional fees for project services based upon the applicable rate stated in the respective project management agreement. We acquired our design and construction business on August 8, 2018. For the year ended December 31, 2021, we earned design and construction fees (formerly referred to as “project management fees”) of $4.0 million, $2.2 million and $3.3 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2020, we earned design and construction fees of $5.0 million, $2.1 million and $1.8 million from Ashford Trust, Braemar and third-party clients, respectively.
Event Technology and Creative Communications Solutions. We currently provide event technology and creative communications solutions to third-party clients through Inspire Event Technologies Holdings, LLC (formerly Presentation Technologies LLC), our subsidiary doing business as INSPIRE (formerly JSAV) (“INSPIRE”).

INSPIRE generates revenue from third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2021 and 2020, we earned audio visual revenues of $49.9 million and $37.9 million, respectively, through INSPIRE. INSPIRE primarily contracts directly with customers to whom it provides audio visual services. INSPIRE recognizes the gross revenue collected from their customers by the hosting hotel or venue.

Mobile Room Keys and Keyless Entry Solutions. We currently provide mobile room keys and keyless entry solutions to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, OpenKey, Inc. (“OpenKey”).

OpenKey generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2021, we earned revenue of $119,000, $38,000 and $1.8 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2020, we earned revenue of $234,000, $84,000 and $1.2 million from Ashford Trust, Braemar and third-party clients, respectively.

Watersports Activities, Travel, Concierge and Transportation Services. We currently provide watersports, travel, concierge and transportation services to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, RED Hospitality & Leisure LLC (“RED”).

RED generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2021, we earned revenue of $2.6 million and $21.3 million from Braemar and third-party clients, respectively. For the year ended December 31, 2020, we earned revenue of $1.0 million and $8.7 million from Braemar and third-party clients, respectively.

Hypoallergenic Premium Room Products and Services. We currently provide hypoallergenic premium room products and services to Ashford Trust, Braemar and third-party clients through our subsidiary, PRE Opco LLC (“Pure Wellness”).

Pure Wellness generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2021, we earned revenue of $1.5 million, $154,000 and $1.0 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2020, we earned revenue of $1.3 million, $106,000 and $486,000 from Ashford Trust, Braemar and third-party clients, respectively.

Debt Placement and Related Services. We currently provide debt placement and related services to Ashford Trust and Braemar through our subsidiary, Lismore Capital II LLC (“Lismore”).

In our debt placement and related services business, Lismore typically earns a fee equal to a percentage of the amount of debt sourced by Lismore. For the year ended December 31, 2021, we earned revenue of $11.4 million and $1.0 million from Ashford Trust and Braemar, respectively. For the year ended December 31, 2020, we earned revenue of $5.9 million and $2.5 million from Ashford Trust and Braemar, respectively.

Real Estate Advisory and Brokerage Services. We currently provide real estate advisory and brokerage services to Ashford Trust, Braemar and third-party clients through our subsidiary, in which we hold a noncontrolling interest, Real Estate Advisory Holdings LLC (“REA Holdings”). For the years ended December 31, 2021 and 2020, we recognized equity in earnings of $13,000 and $212,000, respectively, through REA Holdings.

REA Holdings, through its operating subsidiary, generates earnings from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services.

Broker-Dealer Services. We currently provide wholesaler, dealer manager and other broker-dealer services to Braemar and one or more subsidiaries of the Company through our subsidiary, Ashford Securities LLC (“Ashford Securities”).

Ashford Securities generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2021, we earned cost reimbursement revenue of $0 and $2.6 million from Ashford Trust and Braemar, respectively. For the year ended December 31, 2020, we earned cost reimbursement revenue of $2.0 million and $719,000 from Ashford Trust and Braemar, respectively. Cost reimbursement revenue from Braemar for the year ended December 31, 2021, includes $410,000 of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.
Our Advisory Agreements
We advise Ashford Trust and Braemar pursuant to our advisory agreements. The provisions of the two advisory agreements are substantially similar, except as otherwise described below. The following summary of the terms of our advisory agreements does not purport to be complete and is subject to and qualified in its entirety by reference to a copy of the actual agreements, as amended, entered into with Ashford Trust or Braemar, which have been included as exhibits to other documents filed with the SEC and incorporated by reference in this Form 10-K.
General. Pursuant to our advisory agreements with Ashford Trust and Braemar, we provide, or obtain on their behalf, the personnel and services necessary for each of these entities to conduct its respective business, as they have no employees of their own. All of the officers of each of Ashford Trust and Braemar are our employees. We are not obligated to dedicate any of our employees exclusively to either Ashford Trust or Braemar, nor are we or our employees obligated to dedicate any specific portion of time to the business of either Ashford Trust or Braemar, except as necessary to perform the service required of us in our capacity as the advisor to such entities. The advisory agreements require us to manage the business affairs of each of Ashford Trust and Braemar in conformity with the policies and the guidelines that are approved and monitored by the boards of such entities. Additionally, we must refrain from taking any action that would (a) adversely affect the status of Ashford Trust or Braemar as a REIT, (b) subject us to regulation under the Investment Company Act, (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed, or (e) violate the charter, bylaws or resolutions of the board of directors of each of Ashford Trust and Braemar, all as in effect from time to time. So long as we are the advisor to Braemar, Braemar’s governing documents permit us to designate two persons as candidates for election as director at any stockholder meeting of Braemar at which directors are to be elected. Such nominees may be our executive officers. If the size of Braemar’s board of directors is increased at any time to more than seven directors, our right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by us to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if Braemar’s board of directors consisted of seven members.
Our Duties as Advisor. Subject to the supervision of the respective boards of directors of each of Ashford Trust and Braemar, we are responsible for, among other duties: (1) performing and administering the day-to-day operations of Ashford Trust and Braemar, including all of the subsidiaries and joint ventures of such entities; (2) all services relating to the acquisition, disposition and financing of hotels; (3) performing asset management duties; (4) engaging and supervising, on behalf of such companies, third-parties to provide various services including but not limited to overseeing development management, hotel management, and other professional services; and (5) performing corporate governance and other management functions, including financial, capital markets, treasury, financial reporting, internal audit, accounting, tax and risk management services, SEC and regulatory compliance, and retention of legal counsel, auditors and other professional advisors, as well as other duties and services outlined in the advisory agreements.
Any increase in the scope of duties or services to be provided by us must be jointly approved by us and either Ashford Trust or Braemar, as applicable, and is subject to additional compensation as outlined in the advisory agreements.
We are the sole and exclusive provider of asset management, design and construction services and other services offered by us, for each of Ashford Trust and Braemar. At any time that Ashford Trust or Braemar desires to engage a third-party for the performance of services or delivery of products, we have the exclusive right to provide such service or product at market rates.
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

On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement, by and among Ashford Trust, Ashford Trust OP, Ashford TRS Corporation, the Company and Ashford LLC. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated as of June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 (the “Ashford Trust ERFP Agreement”). The terms of the Amended and Restated Advisory Agreement were set forth under the heading “Our Advisory Agreements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are incorporated by reference herein. The Second Amended and Restated Advisory Agreement, among other things, provides for the following revised terms:
Term. The Second Amended and Restated Advisory Agreement replaced the existing perpetual term with an initial 10-year term, subject to an extension by the Company for up to seven successive additional 10-year renewal terms which such extensions shall permit either party to elect to renegotiate the fees to be charged pursuant to the Second Amended and Restated Advisory Agreement.
Termination. Ashford Trust is no longer permitted to terminate the Second Amended and Restated Advisory Agreement (i) at the end of each initial or renewal term based on Ashford Trust’s and the Company’s inability to find a resolution on the fees to be charged, based upon the then-current market for such fees or (ii) upon a change of control of the Company. Additionally, the Second Amended and Restated Advisory Agreement includes certain clarifying language, including provisions making clear that in the event a tender offer, voting event or agreement that, upon consummation, would constitute a Company Change of Control (as defined in the Second Amended and Restated Advisory Agreement) is terminated, any amounts deposited into the Termination Fee Escrow Account may be disbursed to Ashford Trust.
Subordination and Deferral of Fees. The Company agreed to subordinate its interest in the termination fee to Ashford Trust’s lenders to the extent, on or before the first anniversary of the Second Amended and Restated Advisory Agreement, Ashford Trust enters into a loan agreement pursuant to which Ashford Trust agrees to pledge all or substantially all of its assets to the lenders thereunder. Additionally, the Company agreed to defer the portion of base fees and incentive fees pursuant to the Second Amended and Restated Advisory Agreement that exceed 80% of the amount of such fees paid by Ashford Trust to the Company for advisory services rendered during 2019 until the later of (i) two years after the date of an applicable loan entered into by Ashford Trust and (ii) such time as all capitalized interest under the applicable loan has been paid in full. On October 12, 2021, Ashford Trust entered into an amendment to the senior secured credit facility with Oaktree which, among other items, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans due under Ashford Trust’s senior secured credit facility. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap.
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
Consolidated Tangible Net Worth. The requirement that Ashford Trust maintain a minimum Consolidated Tangible Net Worth (as defined in the Second Amended and Restated Advisory Agreement) has been suspended until the first fiscal quarter beginning after June 30, 2023.
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

Company Change of Control. The sale or disposition by Ashford Trust of assets which would constitute a Company Change of Control was revised in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by the COVID-19 pandemic. A Company Change of Control will include, from the date of the Second Amended and Restated Advisory Agreement (the “Effective Date”) until the first anniversary thereof (which occurred on January 14, 2022), the consummation of a sale or disposition by Ashford Trust of assets constituting 40% of the gross book value of Ashford Trust’s assets, exclusive of assets sold or contributed to a platform also advised by the Company (but including certain assets which were foreclosed upon or otherwise returned to Ashford Trust’s lenders during 2020). In addition, Ashford Trust clarified its existing language such that, commencing after the first anniversary of the Effective Date, the consummation of a sale or disposition by Ashford Trust of assets constituting 20% of the gross book value of Ashford Trust’s assets over any one-year period, or the consummation of a sale or disposition by Ashford Trust of assets constituting 30% of the gross book value of Ashford Trust’s assets over any three-year period, exclusive in each case of assets sold or contributed to a platform also advised by the Company, would constitute a change of control. Additionally, a change in the majority composition of the board of directors of Ashford Trust shall no longer be considered a Company Change of Control.
Design and Construction Fees. Ashford Trust and the Company agreed to cause the master project management agreement (the “Ashford Trust Project Management Agreement”), dated as of August 8, 2018, by and among Ashford Trust TRS, Ashford Trust OP, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation and Premier, to have a 10-year initial term commencing on the Effective Date and shall cause the design and construction and related fees to be paid to Premier thereunder to conform to the predetermined fee schedule attached to the Second Amended and Restated Advisory Agreement.
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
Ashford Trust’s 2019 ERFP Acquisitions. In connection with Ashford Trust’s acquisition of The Embassy Suites New York Manhattan Times Square on January 23, 2019, and the Hilton Santa Cruz/Scotts Valley on February 26, 2019, the Company was committed to provide Ashford Trust with approximately $19.5 million and $5.0 million, respectively, in exchange for FF&E at Ashford Trust properties, in each case subject to the terms of the Ashford Trust ERFP Agreement. During the year ended December 31, 2019, $13.1 million of FF&E was purchased by us and leased by us to Ashford Trust related to Ashford Trust’s 2019 ERFP acquisitions. As of December 31, 2019, the Company had $11.4 million remaining on its 2019 ERFP commitments to Ashford Trust. On March 13, 2020, the Company entered into the Extension Agreement (the “Extension Agreement”), related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million as of December 31, 2019 was extended from January 22, 2021 to December 31, 2022. On November 25, 2020, the independent members of the board of directors of Ashford Trust granted Ashford Inc., in its sole and absolute discretion, the right to set-off against The Embassy Suites New York Manhattan Times Square remaining ERFP balance, the fees pursuant to the Ashford Trust advisory agreement and Ashford Trust Agreement (as defined below) that have been or may be deferred by Ashford Inc. As of December 31, 2021 and 2020, such right to set-off had not been exercised and the Company had $11.4 million remaining on its 2019 ERFP commitments to Ashford Trust.
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
Conditions to Funding. The Company (and its operating company Ashford LLC) shall have no obligation to provide any enhanced return investment in the event that (i) Ashford Trust, Braemar or any of Ashford Trust’s or Braemar’s subsidiaries, as applicable, has materially breached any provision of the applicable advisory agreement (provided that Ashford Trust and Braemar shall be entitled to cure any such breach prior to the applicable date of required acquisition of FF&E), (ii) any event or condition has occurred or is reasonably likely to occur which would give rise to a right of termination in favor of the Company under the applicable advisory agreement or the applicable ERFP Agreement, (iii) there would exist, immediately after such proposed enhanced return investment, a Sold ERFP Asset Amount (as defined in the applicable ERFP Agreement), or (iv) (a) Ashford LLC’s Unrestricted Cash Balance (as defined below) is, after taking into account the cash amount anticipated to be required for the proposed enhanced return investment, less than $15,000,000 (the “Cash Threshold”) as of one week after the date that Ashford Trust OP or Braemar OP, respectively, requires that Ashford LLC commit to fund an enhanced return investment with respect to an Enhanced Return Hotel Asset (as defined in the applicable ERFP Agreement) or (b) Ashford LLC reasonably expects, in light of its then-anticipated contractual funding commitments (including amounts committed pursuant to the ERFP Agreements but not yet paid) and cash flows, to have an Unrestricted Cash Balance that is less than the Cash Threshold immediately after the expected date of closing of the purchase of the Enhanced Return Hotel Asset.
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
Term. The initial term of each ERFP Agreement is two years (the “Initial Term”), which began on June 26, 2018 in the case of Ashford Trust and January 15, 2019 in the case of Braemar, unless earlier terminated pursuant to the terms of the ERFP

Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one year periods (each such period a “Renewal Term”) unless either the Company or Ashford Trust or Braemar, as applicable, provides written notice to the other at least 60 days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. The ERFP Agreement may be terminated by the Company or Ashford Trust or Braemar, as applicable, in the event such party has a right to terminate the advisory agreement or by the Company in the event that the Company is entitled to transfer cash owned by Ashford Trust but controlled by the Company to the termination fee escrow account under the applicable advisory agreement. The amendments to the applicable advisory agreement set forth in the ERFP Agreements shall continue in force notwithstanding any termination of the ERFP Agreements.
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
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022. Braemar and the Company will continue to be parties to the Fifth Amended and Restated Advisory Agreement, dated April 23, 2018, as amended.
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
Term and Termination of our Advisory Agreement with Ashford Trust. The term of the advisory agreement with Ashford Trust is 10 years, commencing from the effective date of the Second Amended and Restated Advisory Agreement on January 14, 2021, subject to an extension by the Company for up to seven successive additional 10-year renewal terms thereafter. The board of directors of Ashford Trust will review our performance and fees annually and, following the 10-year initial term, may elect to renegotiate the amount of fees payable under the advisory agreement in certain circumstances. Additionally, if Ashford Trust undergoes a change of control transaction, Ashford Trust will have the right to terminate the advisory agreement with the payment of the termination fee described below. If Ashford Trust terminates the advisory agreement without cause or upon a change of control, Ashford Trust will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to 1.1 times the greater of either:
• 12 multiplied by our Net Earnings for the 12-month period preceding the termination date of the advisory agreement. For purposes of this calculation, “Net Earnings” is defined in the advisory agreement as (A) our reported Adjusted EBITDA (as defined in the advisory agreement) attributable to the advisory agreement for the 12-month period preceding the termination of the advisory agreement (adjusted to assume the advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our earnings releases less (B) our pro forma Adjusted EBITDA (as defined in the advisory agreement) assuming the advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per Generally Accepted Accounting Principles (“GAAP”)) plus interest expenses, income taxes, depreciation and amortization) of ours and any of our affiliates and subsidiaries from providing any service or product to Ashford Trust, its operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from the advisory agreement;
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
The Company has agreed that its right to receive fees payable under the advisory agreement, including the termination fee and liquidated damages, shall be subordinate under certain circumstances to the payment in full of obligations under Ashford Trust’s senior secured credit facility with Oaktree Capital Management, L.P. (“Oaktree”) and has agreed to enter into documents necessary to subordinate the Company’s interest in such fees. On January 15, 2021, the Company, together with certain affiliated entities, entered into a Subordination and Non-Disturbance Agreement (“SNDA”) pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under Ashford Trust’s senior secured credit facility with Oaktree, among other things, (1) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder. On October 12, 2021, Ashford Trust entered into an amendment to the senior secured credit facility with Oaktree which, among other items, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans due under Ashford Trust’s senior secured credit facility.
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
The advisory agreement also provides that if: (i) Ashford Trust enters into a letter of intent or definitive agreement that upon consummation would constitute a change of control; (ii) the Ashford Trust board recommends that Ashford Trust’s stockholders accept a third-party tender offer that would, if consummated, result in a third-party beneficially owning 35% or more of Ashford Trust’s voting stock; or (iii) a third-party otherwise becomes a beneficial owner of 35% or more of Ashford Trust voting stock, then we are entitled to transfer Ashford Trust cash to an escrow account in an amount sufficient to pay the termination fee and other amounts set forth in the advisory agreement.
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

The “Total Market Capitalization” of Ashford Trust for any period is calculated as:

(a)    to the extent Ashford Trust common stock is listed for trading on a national securities exchange for every day during any period for which the Total Market Capitalization is to be calculated, the amount calculated as:
(i)    the average of the volume-weighted average price per share of common stock for Ashford Trust for each trading day of the period (“Average VWAP”) multiplied by the average number of shares of common stock and common units outstanding during such applicable period, on a fully diluted basis (assuming all common units and long term incentive partnership units in Ashford Trust OP that have achieved economic parity with common units in the applicable operating partnership have been converted into shares of common stock and including any shares of common stock issuable upon conversion of any convertible preferred stock where the conversion price is less than Average VWAP), plus
(ii)    the average for the applicable period of the aggregate principal amount of the consolidated indebtedness of Ashford Trust (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus
(iii)    the average for the applicable period of the liquidation value of any outstanding preferred equity of Ashford Trust (excluding any convertible preferred stock where the conversion price is less than Average VWAP).
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
Term and Termination of our Advisory Agreement with Braemar. The initial stated term of the advisory agreement with Braemar is 10 years and will expire, unless otherwise extended or earlier terminated, on January 24, 2027. The advisory agreement with Braemar provides for seven successive additional 10-year renewal terms upon written notice to Braemar, given at least 210 days prior to the expiration of the then-current term. The advisory agreement may be terminated by Braemar, with no termination fee due and payable, under the following circumstances: (i) upon our conviction (including a plea or nolo contendere) by a court of competent jurisdiction of a felony; (ii) if we commit an act of fraud against Braemar, convert the funds of Braemar or act in a manner constituting gross negligence in the performance of our material duties under the advisory agreement (including a failure to act); (iii) if we undergo a Bankruptcy Event (as defined in the advisory agreement); or (iv) upon the entry by a court of a final non-appealable order awarding monetary damages to Braemar based on a finding that we committed a material breach or default of a material term, condition, obligation or covenant of the advisory agreement, which breach or default had a material adverse effect.
Upon the closing of a change of control with respect to Braemar (as defined in the advisory agreement), either party may terminate the advisory agreement, and Braemar will be required to pay us all fees and expense reimbursements due and owing through the date of termination as well as a termination fee equal to the greater of:
(i)    12 multiplied by (ii) the sum of (A) our Net Earnings (as defined below) for the 12-month period ending on the last day of the fiscal quarter preceding the termination date of the advisory agreement (“LTM Period”) and (B) to the extent not included in Net Earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement;
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
The advisory agreement also provides that if: (a) Braemar enters a letter of intent or definitive agreement that upon consummation would constitute a change of control; (b) the Braemar board recommends that Braemar’s stockholders accept a third-party tender offer that would, if consummated, result in a third-party beneficially owning 35% or more of Braemar’s voting stock; or (c) a third-party otherwise becomes a beneficial owner of 35% or more of Braemar voting stock, then we are entitled to transfer Braemar cash to an escrow account in an amount sufficient to pay the termination fee and other amounts set forth in the advisory agreement.
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
The “Total Market Capitalization” of Braemar for any period is calculated on a monthly basis as follows:
(a)    to the extent Braemar common stock is listed for trading on a national securities exchange for every day during any period for which the Total Market Capitalization is to be calculated, the amount calculated as:
(i)    the average of the volume-weighted average price per share of common stock for Braemar for each trading day of the period (“Average VWAP”) multiplied by the average number of shares of common stock and common units outstanding during such applicable period, on a fully diluted basis (assuming all common units and long term incentive partnership units in the applicable operating partnership which have achieved economic parity with common units in the applicable operating partnership have been converted into shares of common stock and including any shares of common stock issuable upon conversion of any convertible preferred stock where the conversion price is less than the Average VWAP), plus
(ii)    the average for the applicable period of the aggregate principal amount of the consolidated indebtedness of Braemar (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt), plus
(iii)    the average for the applicable period of the liquidation value of any outstanding preferred equity of Braemar (excluding any shares of common stock issuable upon conversion of any convertible preferred stock of Braemar where the conversion price is less than the Average VWAP).
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
The “Braemar Minimum Base Fee” for each month will be equal to the greater of:
(i)    90% of the base fee paid for the same month in the prior year; or
(ii)    1/12th of the “G&A ratio” for the most recently completed fiscal quarter multiplied by the total market capitalization of Braemar on the last balance sheet date included in Braemar’s most recent Form 10-Q or Form 10-K filing.
The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable fiscal quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for each company may be adjusted from time to time by mutual agreement between us and a majority of the independent directors of Braemar. Each month’s base fee is determined based on prior month results and is payable in cash on the fifth business day of the month for which the fee is applied.
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
The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which the annual TSR of Ashford Trust or Braemar, as applicable, exceeds the average TSR for its respective peer group, multiplied by (ii) the fully diluted equity value of such company at December 31 of the applicable year. To determine the fully diluted equity value, we assume that all units in the operating partnership of Ashford Trust or Braemar, as applicable, including Long-Term Incentive Plan (“LTIP”) units that have achieved economic parity with the common units, if any, converted into common stock and that the per share value of each share of common stock of such company is equal to the closing price of its stock on the last trading day of the year. The incentive fee, if any, that is subject to the FCCR Condition, is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee as measured for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition. Except in the case when the incentive fee is payable on the date of termination of this Agreement, up to 50% of the incentive fee may be paid by each Ashford Trust or Braemar, at the option of such entity, in shares of its common stock or common units of the applicable operating partnership of such entity, with the balance payable in cash, unless at the time for payment of the incentive fee:

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
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Trust and Braemar, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Trust and Braemar have the authority to make annual equity awards and, during the first and second fiscal quarters of calendar year 2022, cash incentive compensation directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other objectives established by such board of directors.
Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Trust or Braemar (including any of the officers of Ashford Trust or Braemar who are also officers or employees of our company), with the exception of any equity compensation and, during the first and second fiscal quarters of calendar year 2022, cash incentive compensation that may be awarded by Ashford Trust or Braemar to our employees who provide services to Ashford Trust and Braemar, the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Trust and Braemar are each responsible to pay or reimburse us monthly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Trust or Braemar or us in our capacity as advisor to such entities. In addition, each of Ashford Trust and Braemar pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.
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
General. Ashford Trust entered into hotel master management agreements with Remington Lodging (then wholly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and design and construction services with respect to hotels owned or leased by Ashford Trust in 2003, as amended, and 2006. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Ashford Trust’s TRSs by Remington Lodging by entering into the Ashford Trust Master Hotel Management Agreement. In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Ashford Trust Master Hotel Management agreement between Remington Lodging and Ashford Trust remains in effect. Pursuant to the Ashford Trust Master Hotel Management Agreement, Remington currently manages 68 of Ashford Trust’s 100 hotel properties and WorldQuest. The Ashford Trust Master Hotel Management Agreement will also govern the management of hotels Ashford Trust acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Ashford Trust acquires in the future unless Ashford Trust’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement-—Exclusivity Rights of Remington.” Prior to its acquisition by the Company on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, our chairman, chief executive officer and a significant stockholder of the Company, and his father, Mr. Archie Bennett, Jr.
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
Amounts Payable under the Ashford Trust Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$15,045 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
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
If the Ashford Trust Master Hotel Management Agreement terminates as to all of the hotels covered in connection with a default under the Ashford Trust Master Hotel Management Agreement, the Ashford Trust hotel management MEA (as defined below) can also be terminated at the non-defaulting party’s election. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement with Remington.”
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
Indemnity Provisions. Remington has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington subject to certain limitations; (ii) infringement by Remington of any third-party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington of employment laws or that are a direct result of the corporate policies of Remington; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington; or (v) the breach by Remington of the Ashford Trust Master Hotel Management Agreement, including action taken by Remington beyond the scope of its authority under the Ashford Trust Master Hotel Management Agreement, which is not cured.
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
Ashford Trust Hotel Management Mutual Exclusivity Agreement
General. Ashford Trust entered into a mutual exclusivity agreement with Remington Lodging (then wholly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) in 2003 which was subsequently amended in 2013. Remington Lodging gave Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Ashford Trust’s initial investment criteria, and Ashford Trust agreed to engage Remington Lodging to provide hotel management and design and construction services for hotels Ashford Trust acquired or invested in, to the extent that Ashford Trust had the right or controlled the right to direct such matters, subject to certain conditions. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original mutual exclusivity agreement to provide that Remington Lodging gave Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Ashford Trust’s initial investment criteria, and Ashford Trust agreed to engage Remington Lodging to provide hotel management for hotels Ashford Trust acquired or invested in, to the extent that Ashford Trust had the right or controlled the right to direct such matters. As a result, concurrently with the Company’s acquisition of Premier, Ashford Trust OP and Remington Lodging entered into the Amended and Restated Mutual Exclusivity Agreement dated as of August 8, 2018, which agreement we refer to as the “Ashford Trust hotel management MEA.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the mutual exclusivity agreement between Remington Lodging and Ashford Trust remains in effect.
Term. The initial term of the Ashford Trust hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
•an event of default (see “Events of Default”);
•a party’s early termination rights (see “Early Termination”); or
•a termination of all the Ashford Trust master hotel management agreements between TRS lessee and Remington because of an event of default under the Ashford Trust Master Hotel Management Agreement that affects all properties (see “Relationship with Ashford Trust Master Hotel Management Agreement”).
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
•Mr. Monty J. Bennett is no longer chairman of the board of Ashford Trust and subject to the non-compete restrictions in his employment agreement, and three times in any fiscal year during the term of the Ashford Trust hotel management MEA, in any combination of the following: (i) Ashford Trust’s independent directors elect not to pursue a Remington transaction (as specified in the Ashford Trust hotel management MEA) or elect not to engage Remington with respect to the management opportunities part of a Remington transaction which Ashford Trust has elected to pursue pursuant to the Ashford Trust hotel management MEA, or (ii) Ashford Trust fails to close on a Remington transaction presented to Ashford Trust, and the failure to close is caused by an Ashford Trust affiliate; or
•Ashford Trust terminates the Remington exclusivity rights pursuant to the terms of the Ashford Trust hotel management MEA.
Ashford Trust may terminate the exclusivity rights granted to Remington if:
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
Ashford Trust Project Management Agreement
Remington Lodging had previously entered into hotel master management agreements (collectively, the “Ashford Trust Original Master Management Agreement”) with Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”), pursuant to which Remington Lodging provided Ashford Trust TRS both hotel management services and design and construction services with respect to hotels owned or leased by Ashford Trust TRS.
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Ashford Trust Original Master Management Agreement into (i) an agreement between Ashford Trust and Remington Lodging with respect to the provision of hotel management services to Ashford Trust TRS (which was effectuated by consolidating, amending and restating the Ashford Trust Original Master Management Agreement to provide only hotel management services) and (ii) an agreement among Ashford Trust TRS, Ashford Trust OP and Premier with respect to the provision of design and construction services, solely in order to effect the transfer of the design and construction business to Premier. As a result, concurrently with the acquisition of Premier, Ashford Trust TRS, Ashford Trust OP and Premier entered into the Ashford Trust Project Management Agreement.
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
The Ashford Trust Project Management Agreement provides that Premier shall be paid a design and construction fee fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) payable monthly in arrears based upon the prior calendar month’s total expenditures under the capital improvement budget until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Ashford Trust Hotel, whereupon the design and construction fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold. In addition, the Ashford Trust Project Management Agreement provides that Premier shall also provide to Ashford Trust Hotels the following services, and shall be paid the following fees: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the property and equipment designed or selected by Premier); and (iv) property and equipment purchasing (8% of the purchase price of the property and equipment purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the property and equipment purchase price in excess of $2.0 million for such hotel in such calendar year).
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
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Ashford Trust Original Mutual Exclusivity Agreement into: (i) an agreement among Ashford Trust, Ashford Trust OP and Remington Lodging with respect to the provision of hotel management services to Ashford Trust (which was effectuated by amending and restating the Ashford Trust Original Mutual Exclusivity Agreement to require Ashford Trust to engage Remington Lodging only with respect to hotel management services) and (ii) an agreement among Ashford Trust, Ashford Trust OP and Premier with respect to the provisions of development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, solely in order to effect the transfer of the design and construction business to Premier. As a result, concurrently with the acquisition of Premier, Ashford Trust, Ashford Trust OP and Premier entered into the Ashford Trust Mutual Exclusivity Agreement dated as of August 8, 2018 (the “Ashford Trust Mutual Exclusivity Agreement”).
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
Braemar Hotel Master Hotel Management Agreement
General. In 2014, Braemar entered into a hotel master management agreement with Remington Lodging (then wholly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management services and design and construction services with respect to hotels owned or leased by Braemar. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Braemar’s TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Braemar master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Braemar master hotel management agreement between Remington Lodging and Braemar remains in effect. Pursuant to the Braemar master hotel management agreement, Remington currently manages the Pier House Resort & Spa, the Bardessono Hotel & Spa, Hotel Yountville, and Mr. C Beverly Hills Hotel. The Braemar master hotel management agreement will also govern the management of hotels Braemar acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Braemar acquires in the future unless Braemar’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Braemar’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager or developer could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Braemar Hotel Management Mutual Exclusivity Agreement with Remington—Exclusivity Rights of Remington.” Prior to its acquisition by the Company on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, our chairman, chief executive officer and a significant stockholder of the Company, and his father, Mr. Archie Bennett, Jr.
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
Amounts Payable under the Braemar Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$15,045 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
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
If the Braemar master hotel management agreement terminates as to all of the hotels covered in connection with a default under the Braemar master hotel management agreement, the Braemar hotel management MEA (as defined below) can also be terminated at the non-defaulting party’s election. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Braemar Hotel Management Mutual Exclusivity Agreement with Remington.”
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
Indemnity Provisions. Remington has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington subject to certain limitations; (ii) infringement by Remington of any third-party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington of employment laws or that are a direct result of the corporate policies of Remington; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington; or (v) the breach by Remington of the Braemar master hotel management agreement, including action taken by Remington beyond the scope of its authority under the Braemar master hotel management agreement, which is not cured.
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
Braemar Hotel Management Mutual Exclusivity Agreement
General. In 2014, Braemar entered into a mutual exclusivity agreement with Remington Lodging (then wholly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.). Remington Lodging gave Braemar a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Braemar’s initial investment criteria, and Braemar agreed to engage Remington Lodging to provide hotel management and design and construction services for hotels Braemar acquired or invested in, to the extent that Braemar had the right or controlled the right to direct such matters, subject to certain conditions. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original mutual exclusivity agreement to provide that Remington Lodging gave Braemar a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met Braemar’s initial investment criteria, and Braemar agreed to engage Remington Lodging to provide hotel management for hotels Braemar acquired or invested in, to the extent that Braemar had the right or controlled the right to direct such matters. As a result, concurrently with the Company’s acquisition of Premier, Braemar OP and Remington Lodging entered into the Amended and Restated Braemar Mutual Exclusivity Agreement dated as of August 8, 2018, which agreement we refer to as the “Braemar hotel management MEA.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the mutual exclusivity agreement between Remington Lodging and Braemar remains in effect.
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
Braemar may terminate the exclusivity rights granted to Remington if:

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
Braemar Project Management Agreement
Remington Lodging had previously entered into a Hotel Master Management Agreement dated November 19, 2013 (the “Braemar Original Master Management Agreement”) with Braemar TRS Corporation, a subsidiary of Braemar OP (“Braemar TRS”), pursuant to which Remington Lodging provided Braemar TRS both hotel management services and design and construction services with respect to hotels owned or leased by Braemar TRS.
In connection with the Company’s acquisition of Premier from Remington Lodging, the parties divided the Braemar Original Master Management Agreement into: (i) an agreement between Braemar and Remington Lodging with respect to the provision of hotel management services to Braemar TRS (which was effectuated by amending and restating the Braemar Original Master Management Agreement to provide only hotel management services) and (ii) an agreement among Braemar TRS, Braemar OP and Premier with respect to the provision of design and construction services to Braemar TRS, solely in order to effect the transfer of the design and construction business to Premier. As a result, concurrently with the acquisition of Premier, Braemar TRS, Braemar OP and Premier entered into the Braemar Master Project Management Agreement dated as of August 8, 2018 (the “Braemar Project Management Agreement”).
Pursuant to the Braemar Project Management Agreement, Braemar TRS has appointed Premier as its sole, exclusive and continuing manager to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or managed by Braemar TRS (collectively, “Braemar Hotels”) and to provide Project Services.
The Braemar Project Management Agreement provides that Premier shall be paid a design and construction fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) payable monthly in arrears based upon the prior calendar month’s total expenditures under the capital improvement budget until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Braemar Hotel, whereupon the design and construction fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold. In addition, the Braemar Project Management Agreement provides that Premier shall also provide to Braemar Hotels the following services and shall be paid the following fees: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the property and equipment designed or selected by Premier); and (iv) property and equipment purchasing (8% of the purchase price of property and equipment purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the property and equipment purchase price in excess of $2.0 million for such hotel in such calendar year).

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
Non-Competition Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Company and the Bennetts entered into a non-competition agreement (the “Non-Competition Agreement”). Subject to certain exclusions, the Non-Competition Agreement provides that for a period of the later of five years following the closing of the Transactions, or three years following the date on which Mr. Monty J. Bennett is no longer our principal executive officer, each of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. will not, and will cause its controlled affiliates not to, directly or indirectly (i) engage in, or have an interest in a person that engages directly or indirectly in, (a) the hotel management business conducted by Remington and its subsidiaries within the lodging industry, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services conducted by Remington and its subsidiaries or (b) the design and construction business conducted by Premier, within the lodging industry, including construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment, and related services, in each case in clause (a) or (b) anywhere in the United States (excluding certain passive investments and existing relationships); or (ii) intentionally interfere in any material respect with the business relationships between Remington, Premier and their respective customers, clients or vendors. Notwithstanding the foregoing, each of the Bennetts may, among other things, (A) freely pursue any opportunity to acquire ownership, directly or indirectly, in any interests in real properties in the lodging industry if such opportunity has been presented to the board of each of the Company, Ashford Trust and Braemar and none of the foregoing elect to pursue or participate in such opportunity and (B) with respect to any hotel properties in which the Bennetts, or any of their controlled affiliates, own, directly or indirectly (other than through their ownership interests in Ashford Trust or Braemar), in the aggregate at least a 5% interest (such hotel properties, “Bennett-Owned Properties”), each Bennett, and any of his controlled affiliates, directly or indirectly: (x) may self-manage the provision of hotel management business services or design and construction business services to such Bennett-Owned Properties, but may not provide any such services to any other hotels not constituting Bennett-Owned Properties, or (y) may require that the Company provide hotel management business services and design and construction business services pursuant to the terms of the Hotel Services Agreement (as defined below).
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

Hotel Services Agreement
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Bennetts entered into a hotel services agreement (the “Hotel Services Agreement”) with us, pursuant to which we will provide specified hotel design and construction and hotel management services to any hotel in which the Bennetts, in the aggregate, directly or indirectly (other than through their ownership of interests in Ashford Trust and Braemar) own at least a 5% interest, in exchange for fees in an amount equal to the cost of such services provided plus 5%, until the last to occur of: (i) the tenth anniversary of the commencement of services or (ii) the death of Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett.
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
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. Additionally, the independent members of the Board accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Ashford Trust Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $149,000 may be offset against fees under the agreement that are eligible for claw back under the agreement.
Lismore Agreement with Braemar
On March 20, 2020, Lismore entered into an agreement to seek modifications, forbearances or refinancing of Braemar’s loans (the “Braemar Agreement”). Pursuant to the Braemar Agreement, Lismore shall, during the term of the agreement (which commenced on March 2020 and terminated on March 20, 2021) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels. For the purposes of the Braemar Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancing, of Braemar’s mortgage and mezzanine debt and Braemar’s secured revolving credit facility (the “Braemar Financings”) calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Braemar Financings upon execution of the Braemar Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Braemar does not complete, for any reason, Braemar Financings during the term of the Braemar Agreement equal to or greater than $1.1 billion, then Braemar shall offset, against any fees owed by Braemar or its affiliates pursuant to the advisory agreement, a portion of the fee paid by Braemar to Lismore pursuant to this section equal to the product of (x) the amount of Braemar Financings completed during the term of the Braemar Agreement minus $1.1 billion multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Braemar Financing.
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
REIT Regulations. Each of Ashford Trust and Braemar has elected and is qualified and expects to continue to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As REITs, such companies must currently distribute, at a minimum, an amount equal to 90% of their taxable income. In addition, such companies must distribute 100% of taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If either Ashford Trust or Braemar fails to continue to qualify as a REIT in any taxable year, it is subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if such companies continue to qualify for taxation as REITs, they may be subject to state and local income taxes and to federal income tax and excise tax on their undistributed income.
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
Affordable Care Act. Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a variety of laws, regulations and policies including the employer mandate provisions of the Affordable Care Act (“ACA”), which imposes penalties on employers failing to offer affordable, minimum value health care coverage to substantially all full-time equivalent employees and their dependents. We do not anticipate incurring any significant penalties under the ACA. Any such penalty would be based on the number of full-time employees. As of December 31, 2021, we had 126 full-time domestic corporate employees and approximately 5,400 employees at our consolidated subsidiaries that provide products and services to the lodging industry.
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
Human Capital
Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance our culture through efforts to foster, promote, and preserve a positive corporate culture; and evolve and invest in technology, tools, and resources to enable employees at work.
Employees
At December 31, 2021, we had a total of 126 corporate employees who directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust and Braemar. Employees at our consolidated subsidiaries provide products and services primarily to the lodging industry, including hotel management, design and construction, event technology and other services. As of December 31, 2021, our consolidated subsidiaries had a total of approximately 5,400 employees.
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
Restatement and Revisions of Previously Issued Financial Statements
As part of the Company’s financial statement close process and preparation of the 2021 Form 10-K, the Company identified errors in its historical financial statements within its Remington segment related to both the recognition of cost reimbursement revenue and reimbursed expenses for certain insurance costs and the timing of recognition of cost reimbursement revenue and reimbursed expenses for hotel management related salaries and benefits costs that are reimbursed from hotel owners. These costs are reported gross in the Company’s consolidated statements of operations in cost reimbursement revenue with an offsetting amount reported in reimbursed expenses. The Company determined that its interim consolidated financial statements for the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020 and September 30, 2021 and 2020 were materially misstated and needed to be restated and are illustrated in detail in Note 21 to the consolidated financial statements. In addition, the Company determined that its annual consolidated financial statements for the years ended December 31, 2020 and 2019 were not materially misstated but needed to be revised. The error had no impact on the Company’s consolidated balance sheets, consolidated statements of other comprehensive income (loss), consolidated statements of equity (deficit) and consolidated statements of cash flows. Amounts and disclosures included in this Form 10-K have been revised to reflect the corrected presentation.
Internal Control Considerations
Management assessed the effectiveness of internal control over financial reporting and identified a material weakness, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021. The material weakness solely relates to the inadequate design and operation of management’s review controls over Remington’s cost reimbursement revenue and reimbursed expenses reported on the consolidated statements of operations. Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”
See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weakness in internal control over financial reporting and the related remediation measures.

Item 1A. Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
•the impact of the ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta, Omicron or other potential variants, on our business, financial condition, liquidity and results of operations;
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
•our ability to implement effective internal controls to address the material weakness identified in this report;
•legislative and regulatory changes;
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
We provide services primarily to clients in the hospitality industry. Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and our business, the severity and duration of which are uncertain. Our clients Ashford Trust and Braemar have reported that the negative impact on room demand within their respective portfolios stemming from the COVID-19 pandemic is significant and has resulted in materially reduced occupancy and RevPAR. One or more possible recurrences of COVID-19 cases could cause a further decrease in business and personal travel, and result in state and local governments reinstating travel restrictions. In addition, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance at our clients’ hotels, each of which has been significantly negatively impacted by COVID-19); and (ii) revenues generated by our INSPIRE, Premier and Remington businesses, which depend in significant part on occupancy levels and operating performance at our clients’ hotels.
In addition, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recorded goodwill impairment charges during the year ended December 31, 2020 of $180.8 million, of which $121.0 million related to our Remington segment, $49.5 million related to our Premier segment and $10.2 million related to our INSPIRE segment. We also recorded intangible asset impairment charges of $8.0 million related to indefinite-lived trademarks within our Remington and INSPIRE segments. Such impairments have had a significant negative impact on our results of operations for the year ended December 31, 2020.
We have identified a material weakness in our internal control over financial reporting which may, if not remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management identified a material weakness in our internal control over financial reporting. The related control deficiencies resulted in material misstatements in our previously issued interim financial statements for certain interim periods within the fiscal years ending December 31, 2020 and 2021. The misstatements relate solely to cost reimbursement revenue and reimbursed expenses reported in our consolidated statement of operations related to our Remington segment.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.
The asset management, advisory and products and services businesses are highly competitive.
The asset management, advisory and products and services businesses are highly competitive. Competition in these businesses is driven by a variety of factors including: asset and investment performance; the quality of service provided to the companies we advise; investor perception of an asset and investment manager’s drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the duration of relationships with investors; brand recognition; and business reputation. We expect to face competition primarily from other asset, service and investment management firms. A number of factors serve to increase our competitive risks including but not limited to:
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
The design and construction business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our design and construction business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case, since, among other things, the expenses we have incurred as a result of the acquisition may be higher than we anticipated and revenue from the design and construction business has decreased significantly as a result of our clients’ significant reductions to capital expenditure budgets in response to COVID-19.

Also, as a result of reduced cash flow projections, the uncertainty surrounding such projected cash flows, and the significant decline in our market capitalization, we recorded a goodwill impairment charge of $49.5 million in the first quarter of 2020 related to our Premier segment, which is our design and construction business. Our design and construction business will likely be adversely impacted if the properties owned by our clients are foreclosed upon by their respective lenders, as our design and construction business would likely no longer provide future design and construction services to such hotels. While the long-term value of the design and construction business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.
We are exposed to risks to which the Company has not historically been exposed, including business risks inherent to the design and construction business.
The design and construction business exposes us to risks to which we have not historically been exposed. Addressing these risks could distract management, disrupt our ongoing business, or result in inconsistencies in our operations, services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with our lenders, joint venture partners, vendors, and employees or to achieve all or any of the anticipated benefits of the acquisition. Beginning in March 2020, our design and construction business experienced a significant reduction in revenue. In order to cut expenses, in 2020, we laid off or furloughed a significant portion of our workforce in the design and construction business, some of whom have been rehired in 2021 and 2022. The full financial impact of the reduction in demand for design and construction caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The COVID-19 pandemic may continue to have a significant negative impact on the Company’s design and construction business in the 2022 fiscal year and beyond.
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
Ashford Trust is in the process of negotiating forbearance agreements with its lenders. As of March 23, 2022, forbearance agreements have been executed on nearly all of its loans. In the aggregate, Ashford Trust has entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as December 31, 2021. We cannot predict the likelihood that Ashford Trust’s remaining forbearance agreement discussions will be successful. If Ashford Trust is unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on Ashford Trust’s hotels.
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
The hotel management business exposes us to risks to which we have not historically been exposed. As a result of the hotel management acquisition, we are subject to the business risks inherent to the hotel management business, including risks related to the hotel and travel industries. Many of these risks are beyond our control, including, among others, risks relating to the impact of epidemics on the hotel and travel industry, adverse effects of international, national, regional and local economic and market conditions and increase in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists. Beginning in March 2020, our hotel management business experienced a significant reduction in revenue. Due to the impact of numerous governmental travel restrictions and lack of demand, many of the hotels that we manage through the hotel management business were closed for a significant period of time beginning in March 2020. Although all of the hotels have reopened as of the date of this filing, occupancy remains far below historic levels. In order to cut expenses, in 2020, we laid off or furloughed a significant portion of our workforce in the hotel management business, many of whom have been rehired in 2021 and 2022. The full financial impact of the reduction in demand for hotel management caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The COVID-19 pandemic may continue to have a significant negative impact on the Company’s hotel management business in the 2022 fiscal year and beyond.
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

If our subsidiaries that engage in the hotel management business, including Ashford Services and its subsidiaries (including Remington), do not qualify as “eligible independent contractors” under applicable REIT rules, each REIT for which Ashford Services and its subsidiaries provide hotel management services (including Ashford Trust and Braemar) might fail to qualify as a REIT. Each of our hotel management companies that enters into a hotel management contract with a TRS lessee of a REIT must qualify as an “eligible independent contractor” under the applicable REIT rules in order for the rent paid to the REIT by its TRS lessees to be qualifying income for the REIT under the applicable REIT rules. Among other requirements, in order to qualify as an eligible independent contractor with respect to a REIT, a management company must not own more than 35% of the outstanding shares of the REIT (by value) and no person or group of persons can own more than 35% of the outstanding shares of the REIT and the ownership interests of the management company, taking into account only owners of more than 5% of shares of the REIT and, with respect to ownership interests in such management companies that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Additionally, Ashford Services and its subsidiaries, including Remington, must comply with the provisions of the private letter ruling each of Ashford Trust and Braemar obtained from the Internal Revenue Service in connection with our acquisition of Remington to ensure that Ashford Services and its subsidiaries, including Remington, continue to qualify as “eligible independent contractors” under applicable REIT rules.
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
Additionally, we have entered into the SNDA, pursuant to which we have agreed to subordinate to the prior repayment in full of all obligations under Ashford Trust’s senior secured credit facility with Oaktree, among other things: (i) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (ii) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder. On October 12, 2021, Ashford Trust entered into an amendment to the senior secured credit facility with Oaktree which, among other items, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans due under Ashford Trust’s senior secured credit facility.
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
From October 16, 2020 through January 11, 2021, the independent members of our board of directors provided Ashford Trust deferrals of the base advisory fees and any Lismore success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the senior secured credit facility by and among Ashford Trust and certain of its affiliates and certain affiliates of Oaktree. The foregoing payment was due and payable on January 11, 2021. Additionally, the independent members of our board of directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and the Ashford Trust Agreement or any damages that may have arisen in absence of such fee deferral.
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
Our future success depends, to a significant extent, upon the continued services of our management team and key employees of the businesses we have acquired and may in the future acquire. In particular, the hotel industry and/or investment experience of Messrs. Monty J. Bennett, Alex Rose, Deric S. Eubanks, Jeremy J. Welter, and Mark L. Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of our management or investment teams could harm our business and our prospects.
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
Certain provisions of the Nevada Revised Statutes (the “NRS”) may have the effect of inhibiting a third-party from making a proposal to acquire the Company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:
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
Pursuant to Section 78.378(1) of the NRS, the Company has elected not to be governed by the provisions of Nevada state law applicable to the acquisition of a controlling interest in the stock of the Company, as set forth in NRS Sections 78.378 to

78.3793, involving the acquisition of a controlling interest in the stock of the Company by: (i) Mr. Archie Bennett, Jr.; (ii) Mr. Monty J. Bennett; (iii) MJB Investments; (iv) any present or future affiliate of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett; (v) Ashford Trust; (vi) Braemar; or (vii) any other entity that is advised by the Company or its controlled affiliates through an advisory agreement. In addition, the control share provisions only apply to corporations that have 200 or more stockholders of record, at least 100 of whom have had Nevada addresses appearing on the stock ledger of the corporation for at least 90 days before the date on which the applicability of those provisions is determined. As of December 31, 2021, one of our record stockholders had a Nevada address appearing on our stock ledger.
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
We may experience losses caused by severe weather conditions or natural disasters.
The properties owned by Ashford Trust and Braemar are susceptible to extreme weather conditions which may cause property damage or interrupt business, which could harm our business and results of operations. Certain of the properties owned by Ashford Trust and Braemar are located in areas that may be subject to extreme weather conditions, including but not limited to, hurricanes, floods, tornadoes and winter storms in the United States. Insurance may not fully cover all losses and, depending on the severity of the event and the impact on such properties, such insurance may not cover a significant portion of the losses, including, but not limited to, the costs associated with evacuation. These losses may lead to an increase of our cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.
Changes in laws, regulations, or policies may adversely affect our business.
The laws and regulations governing our business or the businesses of our clients, or the regulatory or enforcement environment at the federal level or in any of the states in which we or our clients operate, may change at any time and may have an adverse effect on our business. For example, the Tax Cuts and Jobs Act (“TCJA”) may limit the future deductions of interest expense we may incur. We are unable to predict how these or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.
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
Because our ownership in Ashford Advisors Inc. (which owns Ashford LLC, Premier and Ashford Services) is held indirectly through Ashford Hospitality Holdings LLC, an entity treated as a partnership for U.S. federal income tax purposes, cash distributions to us might be treated as dividends for U.S. federal income tax purposes and we might not be entitled to a 100% dividends received deduction on dividends paid by Ashford Advisors Inc., and instead might only be entitled to a partial dividends received deduction, with respect to amounts distributed by Ashford Advisors Inc. for our benefit that are treated as a taxable dividend. In general, a distribution by Ashford Advisors Inc. that is treated as a dividend is treated as a taxable dividend to the extent any such distribution is made out of Ashford Advisors Inc.’s current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). To the extent the amount of such distribution exceeds Ashford Advisors Inc.’s current and accumulated earnings and profits, it will be treated first as a non-taxable return of capital to the extent of Ashford Hospitality Holdings LLC’s adjusted tax basis in the shares of Ashford Advisors Inc. and, to the extent the amount of such distribution exceeds such adjusted tax basis, will be treated as capital gain from the sale or exchange of such shares. Consequently, we might be subject to U.S. federal income tax on a portion of amounts distributed by Ashford Advisors Inc. for our benefit that are treated as a taxable dividend and on the full amount of any such distribution treated as a capital gain. Accordingly, in connection with any distributions made by the operating companies to fund payments of dividends on our preferred stock, additional distributions might be required to fund such taxes and any taxes payable on such additional distributions.
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
Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second and fourth quarters of 2021. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed dividend payments in the years ended December 31, 2021 and 2020, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
Risks Related to Conflicts of Interest
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.
As of December 31, 2021, the Bennetts directly or indirectly beneficially owned approximately 65.6% of our outstanding common stock (including shares of Series D Convertible Preferred Stock on an as-converted basis), provided that prior to August 8, 2023, the voting power of the holders of Series D Convertible Preferred Stock effectively will be limited to 40% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following August 8, 2023, the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, at such time, the holders of our Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
In addition to their direct or indirect beneficial ownership of the shares of our common stock, the Bennetts are party to the Investor Rights Agreement, under which, for so long as the holders of our Series D Convertible Preferred Stock and their affiliates continue to beneficially own no less than 20% of the issued and outstanding shares of our common stock, they will have the ability to cause the election of two members of our board of directors plus an additional two directors in the event of the non-payment of full dividends on the Series D Convertible Preferred Stock for two consecutive quarters. In addition, the Company could be obligated, at the Bennetts’ election, to provide management services, of the character of the design and construction business or hotel management business, to any hotels in which the Bennetts own at least a 5% interest, which is different from the pricing structure of the agreements that we currently have with our two main clients, Ashford Trust and Braemar.
Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second and fourth quarters of 2021. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed dividend payments in the years ended December 31, 2021 and 2020, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.

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
Because certain of our officers are also officers of Ashford Trust and Braemar and have ownership interests in Ashford Trust and Braemar, our separation and distribution agreements, our advisory agreements, our amended and restated mutual exclusivity agreements, the tax matters agreement, the hotel services agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisitions of Premier and Remington, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third-party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust and Braemar.
Our deferred compensation obligations may dilute your interest in our common stock.
Our deferred compensation plan has only one participant, Mr. Monty J. Bennett, our chairman and chief executive officer. Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, was issued all of his shares under the deferred compensation plan during the fiscal year ended December 31, 2021. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2024. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions.
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

On March 16, 2020, the Company announced that the Board had declared and the Company would pay 50% of the dividend which was due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020. The declared $3.9 million dividends were paid on April 15, 2020. On June 24, 2020, the Company declared the remaining 50% or approximately $4.0 million of dividends, including compounding dividends, due with respect to its Series D Convertible Preferred Stock for the first quarter of 2020 which were paid on July 14, 2020. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second quarter of 2020. On September 14, 2020, the Board declared a dividend of $0.411875 per share which was due with respect to its Series D Convertible Preferred Stock for the third quarter of 2020. The declared $7.9 million dividends were paid on October 15, 2020. The Company declared $8.4 million in dividends in each of the first and third quarters of 2021 which were due with respect to its Series D Convertible Preferred Stock. The dividends were paid on April 15 and October 15, 2021, respectively. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the fourth quarter of 2020 or the second or fourth quarter of 2021. On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022.
As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million which relates to the second and fourth quarters of 2020 and second and fourth quarters of 2021. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
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
Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second and fourth quarters of 2021. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
As a result of this consideration, the holders of the Series D Convertible Preferred Stock have the right to receive significant cash flow that might otherwise have been used for general corporate purposes. The holders of the Series D Convertible Preferred Stock may be incentivized by this consideration to maximize our cash flow, and thus Mr. Monty J. Bennett may have conflicts of interest in making management decisions that might be to the detriment of our long-term strategy and success. The cash flow generated by the hotel management business and design and construction business may not be equal to or in excess of the dividends payable to the holders of the shares of Series D Convertible Preferred Stock in any period.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the transition away from LIBOR to alternative reference rates.
In July 2017, the United Kingdom regulator that regulates London Interbank Offered Rate (“LIBOR”) announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, and the Financial Conduct Authority announced that all LIBOR rates will either cease to be published by any benchmark administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR rates and one-week and two-month U.S. dollar LIBOR rates, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR rates. As of January 1, 2022, publication of one-week and two-month U.S. dollar LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates. The Alternative Reference Rates Committee (“ARRC”), a committee convened by the Federal Reserve Board and the New York Federal Reserve Bank, has proposed replacing U.S. dollar LIBOR with a new index based on trading in overnight repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). The ARRC has formally announced and recommended SOFR as an alternative reference rate to LIBOR. As of December 31, 2021, we had approximately $27.3 million of variable interest rate debt that is indexed to one-month LIBOR which is reported through June 30, 2023.
At this time, we are not able to accurately predict whether SOFR will become the most prevalent alternative reference rate in the market, or what impact the transition from LIBOR to alternative reference rates may have on our business, results of operations, and financial condition. Additionally, it is difficult to predict whether and to what extent banks will continue to provide submissions to the administrator of rate quotes for the U.S. dollar LIBOR rates that have not already been discontinued or, if they do, whether such rates will be representative of the underlying market or economic reality before they are scheduled to be discontinued on June 30, 2023 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to

LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods difficult or impracticable to determine. Our financial instruments may require changes to documentation as well as enhancements and modifications to systems, controls, procedures and models, which could present operational and legal challenges for us and our clients, customers, investors and counterparties. There can be no assurance that we will be able to modify all existing financial instruments before the discontinuation of LIBOR. If such financial instruments are not remediated to provide a method for transitioning from LIBOR to an alternative reference rate, the New York state LIBOR legislation and proposed federal legislation related to the LIBOR transition may provide statutory solutions to implement an alternative reference rate and provide legal protection against litigation. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows. We continue to monitor developments in the LIBOR transition and the proposed federal legislation related to the LIBOR transition to facilitate an orderly transition away from the use of LIBOR.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Our consolidated businesses lease other office and warehouse facilities in addition to one hotel. See note 7 to our consolidated financial statements.
Item 3. Legal Proceedings
In June 2020, each of the Company, Braemar, Ashford Trust, and Lismore, a subsidiary of the Company (collectively with the Company, Braemar, Ashford Trust and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (i) related party transactions among the Ashford Companies (including the Ashford Trust Agreement and the Braemar Agreement pursuant to which each of Ashford Trust and Braemar engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (ii) the Company’s accounting policies, procedures and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, received an administrative subpoena from the SEC requesting testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. On January 11, 2022, the Company received a letter from the staff of the SEC stating that the SEC’s investigation is concluded, and that the SEC enforcement staff does not intend to recommend any action by the SEC against the Company. Ashford Trust and Braemar also each received a letter stating that the SEC’s investigation is concluded, and that the SEC enforcement staff does not intend to recommend any action against the respective companies.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2021, no amounts have been accrued.

We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the ADA and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
Item 4. Mine Safety Disclosures
Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock has been listed and traded on the NYSE American under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 23, 2022, there were approximately 500 holders of record.
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
No dividends on our common stock have been declared or paid as of and for the years ended December 31, 2021, 2020 and 2019.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,692,321	(2)	67.26	(2)	508,717	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,692,321		67.26		508,717
____________________
(1) As of December 31, 2021, 508,717 shares of our common stock, or securities convertible into 508,717 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 707,918 shares of our common stock, or securities convertible into 707,918 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2022.
(2) As of December 31, 2021, we have an obligation to issue 195,579 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for Mr. Monty J. Bennett, our chairman and chief executive officer. The plan allows the participant to defer up to 100% of his base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock which will be issued in quarterly installments over five years beginning in 2024. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. See further discussion in the Risk Factors section and note 15 to our consolidated financial statements.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from December 31, 2016 through December 31, 2021, assuming an initial investment of $100 in stock on December 31, 2016, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 Stock Index and the Dow Jones Asset Manager Index

250
200
150
100
50
0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Ashford Inc.
S&P 500
Dow Jones Asset Manager Index

Purchases of Equity Securities by the Issuer
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.001 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2021. The maximum aggregate dollar value that may yet be purchased under the Repurchase Program is $20 million.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31 (2)	406	$—	—	$20,000,000
November 1 to November 30 (2)	20	$—	—	$20,000,000
December 1 to December 31 (2)	75	$—	—	$20,000,000
Total	501	$—	—
____________________
(1) No shares were repurchased under the Repurchase Program during the three months ended December 31, 2021.
(2) There is no cost associated with the forfeiture of 406, 20, and 75 restricted shares of our common stock in October, November and December, respectively.
Recent Sales of Unregistered Securities
On January 1, 2019, we issued 16,529 shares of common stock in connection with the purchase of a 30% noncontrolling ownership interest in REA Holdings (as defined below). The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
On March 1, 2019, the Company issued 61,387 shares of common stock in connection with the acquisition by INSPIRE, our consolidated subsidiary, of a privately-held company that conducts the business of BAV Services. The common stock was issued pursuant to the exemption from the registration requirements under the Securities Act provided under Section 4(a)(2) thereunder.
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
Item 6. Reserved

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
Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of March 23, 2022, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 649,099 shares of our common stock, which represented an approximately 20.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is convertible at a price of $117.50 per share into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 23, 2022 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 65.0%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction and architectural services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement and related services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services and their respective subsidiaries.
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
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic may continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2022 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second and fourth quarters of 2021. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022.
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
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations again or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key clients, Ashford Trust and

Braemar, to pay their obligations to the Company in accordance with the advisory agreements and Ashford Trust’s payment in the fourth quarter of 2021 of previously deferred advisory fees, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern have been resolved. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See note 17 to our consolidated financial statements.
Other Developments
On December 31, 2020, we acquired all of the redeemable noncontrolling interest shares in Inspire Event Technologies Holdings, LLC (formerly Presentation Technologies, LLC), our subsidiary doing business as INSPIRE (formerly JSAV) (“INSPIRE”) for $150,000. As a result of the acquisition, our ownership in INSPIRE increased from approximately 88% to 100%.
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
In January 2021, Remington executed two new hotel management contracts with a third-party hotel owner. In conjunction, Remington loaned approximately $2.9 million to the hotel owner. The loan requires interest only payments each quarter at an annual rate of 10% commencing on March 31, 2021. The principal balance and any outstanding accrued interest on the loan is due and payable to Remington in full on December 31, 2022. The note receivable is recorded within “accounts receivable, net” in our consolidated balance sheet as of December 31, 2021.
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

On May 3, 2021, we acquired shares in RED Hospitality & Leisure, LLC (“RED”) from a noncontrolling interest holder, increasing our ownership of RED from 84.21% to 97.87% effective retroactively to January 1, 2021, for a total purchase price of $200,000. The purchase price will be paid in the form of shares of the Company’s common stock, delivered quarterly in $25,000 increments, beginning on the closing date and ending on November 15, 2022. In the fourth quarter of 2021, the Company acquired the remaining shares in RED held by a noncontrolling interest holder for a total purchase price of $75,000. The purchase price was paid as of December 31, 2021 in the form of shares of common stock of the Company.
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
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar Limited Waiver”) with Braemar, Braemar OP, Braemar TRS and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust Limited Waiver” and together with the Braemar Limited Waiver, the “Limited Waivers”) with Ashford Trust, Ashford Trust OP, Ashford Trust TRS and Ashford LLC. Pursuant to the Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement and Fifth Amended and Restated Advisory Agreement waive the operation of any provision such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8,476,000, in the aggregate, during the Waiver Period.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

Restatement and Revisions of Previously Issued Financial Statements
As part of the Company’s financial statement close process and preparation of the 2021 Form 10-K, the Company identified errors in its historical financial statements within its Remington segment related to both the recognition of cost reimbursement revenue and reimbursed expenses for certain insurance costs and the timing of recognition of cost reimbursement revenue and reimbursed expenses for hotel management related salaries and benefits costs that are reimbursed from hotel owners. These costs are reported gross in the Company’s consolidated statements of operations in cost reimbursement revenue with an offsetting amount reported in reimbursed expenses. The Company determined that its interim consolidated financial statements for the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020 and September 30, 2021 and 2020 were materially misstated and needed to be restated and are illustrated in detail in Note 21 to the consolidated financial statements. In addition, the Company determined that its annual consolidated financial statements for the years ended December 31, 2020 and 2019 were not materially misstated but needed to be revised. The error had no impact on the Company’s consolidated balance sheets, consolidated statements of other comprehensive income (loss), consolidated statements of equity (deficit) and consolidated statements of cash flows. Amounts and disclosures included in this Form 10-K have been revised to reflect the corrected presentation.

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 (As Revised)
The following table summarizes the changes in key line items from our consolidated statements of operations for the year ended December 31, 2021 and December 31, 2020 (As Revised) (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
REVENUE
Advisory services fees	$47,566	$45,247	$2,319	5.1%
Hotel management fees	26,260	17,126	9,134	53.3%
Design and construction fees	9,557	8,936	621	6.9%
Audio visual	49,880	37,881	11,999	31.7%
Other	47,329	25,602	21,727	84.9%
Cost reimbursement revenue	203,975	158,559	45,416	28.6%
Total revenues	384,567	293,351	91,216	31.1%
EXPENSES
Salaries and benefits	65,251	57,171	(8,080)	(14.1)%
Cost of revenues for design and construction	4,105	3,521	(584)	(16.6)%
Cost of revenues for audio visual	38,243	30,256	(7,987)	(26.4)%
Depreciation and amortization	32,598	39,957	7,359	18.4%
General and administrative	26,288	20,351	(5,937)	(29.2)%
Impairment	1,160	188,837	187,677	99.4%
Other	18,199	18,687	488	2.6%
Reimbursed expenses	203,956	158,501	(45,455)	(28.7)%
Total expenses	389,800	517,281	127,481	24.6%
OPERATING INCOME (LOSS)	(5,233)	(223,930)	218,697	97.7%
Equity in earnings (loss) of unconsolidated entities	(126)	212	(338)	(159.4)%
Interest expense	(5,144)	(5,389)	245	4.5%
Amortization of loan costs	(322)	(318)	(4)	(1.3)%
Interest income	285	32	253	790.6%
Realized gain (loss) on investments	(3)	(386)	383	99.2%
Other income (expense)	(437)	(264)	(173)	(65.5)%
INCOME (LOSS) BEFORE INCOME TAXES	(10,980)	(230,043)	219,063	95.2%
Income tax (expense) benefit	162	14,255	(14,093)	(98.9)%
NET INCOME (LOSS)	(10,818)	(215,788)	204,970	95.0%
(Income) loss from consolidated entities attributable to noncontrolling interests	678	1,178	(500)	(42.4)%
Net (income) loss attributable to redeemable noncontrolling interests	215	2,245	(2,030)	(90.4)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(9,925)	(212,365)	202,440	95.3%
Preferred dividends, declared and undeclared	(35,000)	(32,095)	(2,905)	(9.1)%
Amortization of preferred stock discount	(1,053)	(2,887)	1,834	63.5%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,978)	$(247,347)	$201,369	81.4%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders decreased $201.4 million to a $46.0 million loss for the year ended December 31, 2021 (“2021”) compared to the year ended December 31, 2020 (“2020”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $91.2 million, or 31.1%, to $384.6 million for 2021 compared to 2020 due to the following shown below (in thousands). Cost reimbursement revenue for the year ended December 31, 2020 was revised as stated in note 2 to our consolidated financial statements.

	Year Ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$47,045	$44,725	$2,320	5.2%
Other advisory revenue (2)	521	522	(1)	(0.2)%
Total advisory services fees revenue	47,566	45,247	2,319	5.1%

Hotel management fees:
Base management fees	21,291	17,126	4,165	24.3%
Incentive management fees	4,969	—	4,969
Total hotel management fees revenue (3)	26,260	17,126	9,134	53.3%

Design and construction fees revenue (4)	9,557	8,936	621	6.9%

Audio visual revenue (5)	49,880	37,881	11,999	31.7%

Other revenue:
Watersports, ferry and excursion services (6)	23,867	9,663	14,204	147.0%
Debt placement and related fees (7)	12,384	8,412	3,972	47.2%
Claims management services (8)	81	226	(145)	(64.2)%
Other services (9)	10,997	7,301	3,696	50.6%
Total other revenue	47,329	25,602	21,727	84.9%

Cost reimbursement revenue (10)	203,975	158,559	45,416	28.6%

Total revenues	$384,567	$293,351	$91,216	31.1%

REVENUES BY SEGMENT (11)
REIT advisory	$74,616	$70,169	$4,447	6.3%
Remington	197,802	145,596	52,206	35.9%
Premier	12,413	11,604	809	7.0%
INSPIRE	49,900	37,881	12,019	31.7%
RED	23,867	9,663	14,204	147.0%
OpenKey	1,965	1,479	486	32.9%
Corporate and other	24,004	16,959	7,045	41.5%
Total revenues	$384,567	$293,351	$91,216	31.1%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $1.5 million from Ashford Trust and higher revenue of $825,000 from Braemar. Advisory services fees earned from Ashford Trust during the year ended December 31, 2021, includes $7.2 million of advisory fees which were paid by Ashford Trust in December of 2021 that were previously deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 for discussion of the advisory services fees revenue recognition policy.
(2)     Other advisory revenue remained steady. Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.

(3)     The increase in hotel management fees revenue is primarily due to increases in incentive management fees of $4.2 million and $612,000 from Ashford Trust and Braemar, respectively, and higher base management fees from Ashford Trust, Braemar and third parties of $1.9 million and $1.3 million and $1.0 million, respectively, due to increased room demand within their respective portfolios compared to the 2020 period as the industry recovers from COVID-19.
(4)     The increase in design and construction fees revenue is due to higher revenue from third parties of $1.5 million due to the Company increasing their number of contracts with third parties and the industry beginning to recover from COVID-19, combined with an increase of $103,000 in design and construction fees revenue from Braemar. This was offset by a decrease in design and construction fees revenue from Ashford Trust of $932,000.
(5)     The $12.0 million increase is due to a recovery in operations as the industry recovers from COVID-19.
(6)     The $14.2 million increase in watersports, ferry and excursion services revenue is due to $1.2 million in revenue from RED’s expansion in the Turks and Caicos Islands in 2021 and increased demand for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida as the U.S. travel and hospitality industry continues to recover from COVID-19.
(7)     The increase in debt placement and related fee revenue is due to higher revenue of $5.5 million from Ashford Trust and lower revenue of $1.6 million from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The change is primarily due to Lismore’s agreement with Ashford Trust for providing modifications, forbearances or refinancing of Ashford Trust’s loans due to the financial impact from COVID-19. Lismore’s agreement with Braemar expired in March 2021.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)     The increase in other services revenue is primarily due to higher revenue of $2.4 million and $822,000 in 2021 from Marietta and Pure Wellness, respectively, due to a recovery in 2021 compared to 2020. Other services revenue primarily relates to other hotel services provided by our consolidated subsidiaries, OpenKey, Pure Wellness and Marietta, to Ashford Trust, Braemar and other third parties.
(10)     The increase in cost reimbursement revenue is primarily due to an increase in Remington’s cost reimbursement revenue of $43.1 million in 2021 due a recovery in operations in 2021 compared to 2020 and an increase of $2.3 million in cost reimbursement revenue in 2021 related to reimbursable advisory expenses for Ashford Trust and Braemar.
(11)     See note 19 to our consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense increased by $8.1 million, or 14.1%, to $65.3 million for 2021 compared to 2020. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Salaries and benefits:
Salary expense	$38,164	$35,173	$2,991
Bonus expense	15,547	13,574	1,973
Benefits related expenses	6,011	6,302	(291)
Total salaries and benefits (1)	59,722	55,049	4,673
Non-cash equity-based compensation:
Stock option grants (2)	2,641	4,347	(1,706)
Employee equity grant expense	1,217	787	430
Total non-cash equity-based compensation	3,858	5,134	(1,276)
Non-cash (gain) loss in deferred compensation plan (3)	1,671	(3,012)	4,683
Total salaries and benefits	$65,251	$57,171	$8,080
________
(1)    The increase in total cash salaries and benefits is primarily due to an increase in corporate employees at the Company’s corporate headquarters and Remington compared to 2020 as the industry continues to recover from COVID-19. The increase is additionally due to an increase in RED’s corporate employees compared to 2020 as RED began operating in Turks and Caicos in 2021.
(2) The decrease in stock option grant related expense in 2021 primarily relates to the to the Company not issuing any stock option grants beginning in 2020 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in 2021 and the gain in 2020 are primarily attributable to increases and decreases in the fair value of the DCP obligation, respectively, which is based on the Company’s common stock price. See note 15 to our consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $584,000, or 16.6% to $4.1 million during 2021 compared to $3.5 million for 2020 due to increased capital expenditures by our clients as the industry recovers from COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $8.0 million, or 26.4%, to $38.2 million during 2021 compared to $30.3 million for 2020, primarily due to increased operations as the industry recovers from COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $7.4 million, or 18.4%, to $32.6 million for 2021 compared to 2020, primarily due to the expiration of the useful lives of assets leased to Ashford Trust and Braemar under the respective ERFP Agreements. Depreciation and amortization also decreased due to the write-off of $6.4 million of FF&E in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square and the sale of FF&E in the fourth quarter of 2020 to Braemar for FF&E formerly leased to Braemar under the Braemar ERFP Agreement at the expiration of the lease. Depreciation and amortization expense for 2021 and 2020 excludes depreciation expense related to audio visual equipment of $5.0 million and $4.9 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for 2021 and 2020 related to marine vessels in the amount of $929,000 and $795,000, respectively, which are included in “other” operating expense.
General and Administrative Expense. General and administrative expenses increased by $5.9 million, or 29.2%, to $26.3 million for 2021 compared to 2020. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Professional fees (1)	$9,234	$5,357	$3,877
Office expense	7,921	7,347	574
Public company costs	669	336	333
Director costs	2,007	1,390	617
Travel and other expense	6,134	5,720	414
Non-capitalizable - software costs	323	201	122
Total general and administrative	$26,288	$20,351	$5,937
________
(1)    The increase in professional fees in 2021 is primarily due to $2.3 million of expenses related to Ashford Securities to raise capital in order to grow the Company’s existing and future platforms. Expenses are allocated to the Company per the Amended and Restated Contribution Agreement entered into on December 31, 2020. See note 17 in our consolidated financial statements.
Impairment. During 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment for 2021. During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recorded goodwill impairment charges during the year ended December 31, 2020 of $180.8 million and intangible asset impairment charges of $8.0 million. See notes 5 and 9 to our consolidated financial statements.
Other. Other operating expense decreased $488,000, or 2.6%, to $18.2 million for 2021 compared to 2020. The decrease was primarily driven by a loss of $6.4 million due to the write-off of FF&E in the third quarter of 2020 related to FF&E formerly leased to Ashford Trust under the Ashford Trust ERFP Agreement upon Ashford Trust’s sale of the Embassy Suites New York Manhattan Times Square. The decrease in other operating expense in 2021 was offset by an increase in operating expenses from RED of $6.2 million compared to 2020 due to increased demand for RED’s recreational services. Other operating expense includes cost of goods sold, royalties and operating expenses associated with OpenKey, RED, Pure Wellness and Marietta.
Reimbursed Expenses. Reimbursed expenses increased $45.5 million to $204.0 million during 2021 compared to $158.5 million for 2020 primarily due to an increase in hotel management expenses incurred by Remington due to a recovery in hotel operations in 2021 compared to 2020.
Reimbursed expenses recorded may vary from cost reimbursement revenue recognized in the period due to timing differences between the costs we incur for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar. Over the long term, these timing differences are not designed to impact our economics, either positively or negatively. The timing differences consisted of the following shown below (in thousands). Cost reimbursement revenue and reimbursed expenses for the year ended December 31, 2020 were revised as stated in note 2 to our consolidated financial statements.

	Year Ended December 31,
	2021	2020	$ Change
Cost reimbursement revenue	$203,975	$158,559	$45,416
Reimbursed expenses	203,956	158,501	45,455
Net total	$19	$58	$(39)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities was a loss of $126,000 and earnings of $212,000 for 2021 and 2020, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings and an unconsolidated investment previously held by Remington accounted for under the equity method. See note 2 to our consolidated financial statements.
Interest Expense. Interest expense decreased to $5.1 million from $5.4 million for 2021 and 2020, respectively. Interest expense relates to our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 6 to our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $322,000 and $318,000 for 2021 and 2020, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 6 to our consolidated financial statements.
Interest Income. Interest income was $285,000 and $32,000 for 2021 and 2020, respectively. The increase in 2021 is primarily due to interest income from Remington’s note receivable from a third-party hotel owner. See note 1 to our consolidated financial statements.
Realized Gain (Loss) on Investments. Realized loss on investments was $3,000 and $386,000 for 2021 and 2020, respectively. The realized loss on investments for 2021 and 2020 primarily relates to losses of $378,000 and $386,000, respectively, on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The realized loss on investments for 2021 was offset by a gain of $375,000 on the sale of an unconsolidated investment previously held by Remington accounted for under the equity method.
Other Income (Expense). Other expense was $437,000 and $264,000 in 2021 and 2020, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $14.1 million, from a $14.3 million benefit in 2020 to a $162,000 benefit in 2021. Current income tax expense changed by $3.3 million, from $8.2 million in expense in the 2020 period to $4.9 million in expense in the 2021 period. Deferred income tax benefit changed by $17.4 million from a $22.4 million benefit in the 2020 period to a $5.0 million benefit in the 2021 period. The difference in income tax (expense) benefit is related to a change in accrued liabilities, increase in operations and a decrease in non-deductible GAAP items, primarily impairment.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $678,000 in 2021 and a loss of $1.2 million in 2020. See notes 2 and 12 to our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $215,000 in 2021 and loss of $2.2 million in 2020. Redeemable noncontrolling interests represented ownership interests in Ashford Holdings and certain of our consolidated subsidiaries. For a summary of ownership interests, carrying values and allocations, see notes 2 and 13 to our consolidated financial statements.

Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared increased $2.9 million to $35.0 million during 2021 compared to $32.1 million for 2020, due to the increases in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and 2020 and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 13 to our consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $1.8 million to $1.1 million during 2021 compared to $2.9 million from 2020, primarily due to the increases in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and 2020. See note 13 to our consolidated financial statements.
Year Ended December 31, 2020 (As Revised) Compared to Year Ended December 31, 2019 (As Revised)
Cost reimbursement revenue and reimbursed expenses for the year ended December 31, 2020 (As Revised) compared to the year ended December 31, 2019 (As Revised) are summarized in the table below (in thousands):

	Year Ended December 31,
	2020	2019	$ Change
Cost reimbursement revenue	$158,559	$80,946	$77,613
Reimbursed expenses	158,501	80,421	78,080
Net total	$58	$525	$(467)
Cost Reimbursement Revenue. Cost reimbursement revenue increased $77.6 million to $158.6 million during 2020 compared to $80.9 million for 2019 primarily due to cost reimbursement revenue earned from Remington due to the timing of the Remington acquisition in November of 2019, offset by a decrease in cost reimbursement revenue for advisory services from 2019.
Reimbursed Expenses. Reimbursed expenses increased $78.1 million to $158.5 million during 2020 compared to $80.4 million for 2019 primarily due to reimbursed hotel management expenses incurred by Remington due to the timing of the Remington acquisition in November of 2019, offset by a decrease in reimbursed expenses for advisory services from 2019.
Reimbursed expenses recorded may vary from cost reimbursement revenue recognized in the period due to timing differences between the costs we incur for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar. Over the long term, these timing differences are not designed to impact our economics, either positively or negatively.
Restatement of Quarterly Financial Data
As disclosed in Note 21, the Company has restated its unaudited interim financial statements for the three months ended March 31, 2021 and 2020, the three and six months ended June 30, 2021 and 2020 and the three and nine months ended September 30, 2021 and 2020. Detailed restatements of the Company’s consolidated quarterly financial statements are provided in Note 21. The total impact of the previously unrecorded adjustments was:
•a reduction in each of cost reimbursement revenue and reimbursed expenses of $1.6 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively;
•a reduction in each of cost reimbursement revenue and reimbursed expenses of $2.9 million and an increase in each of cost reimbursement revenue and reimbursed expenses of $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and a reduction in each of cost reimbursement revenue and reimbursed expenses of $4.5 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively;
•an increase in each of cost reimbursement revenue and reimbursed expenses of $5.8 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, and an increase in each of cost reimbursement revenue and reimbursed expenses of $1.3 million and a reduction in each of cost reimbursement revenue and reimbursed expenses of $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.
The restatement does not affect operating income, net income or earnings per share. The restatement additionally does not affect the Company’s consolidated balance sheets, statements of other comprehensive income (loss), statements of equity (deficit) or statements of cash flows. The restatement impacted the cost reimbursement revenue and reimbursed expenses lines on the consolidated statements of operations for the periods noted above and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic may continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2022 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second and fourth quarters of 2021. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022.
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

On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. See below and note 6 to our consolidated financial statements for additional details.
We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations again or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key clients, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements and Ashford Trust’s payment in the fourth quarter of 2021 of previously deferred advisory fees, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern have been resolved. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See note 17 to our consolidated financial statements.
Loan Agreements—On March 29, 2021, the Company amended its Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (as so amended, the “Seventh Amendment”). The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds, which if not met, increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. As of December 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect our Term Loan Agreement and debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements. See discussion in “COVID-19, Management’s Plans and Liquidity” above.

As of December 31, 2021, principal and interest payment obligations related to the Company’s notes payable were as follows (in thousands):

	Principal Payments (1)	Interest Payments (2)
2022	$6,584	$2,488
2023	7,260	2,337
2024	38,834	616
2025	1,041	338
2026	1,089	286
Thereafter	4,814	496
Total payments	$59,622	$6,561
__________________
(1)     Principal payments assume no extension of existing extension options for each of the following five years and thereafter as of December 31, 2021.
(2)     For variable-rate indebtedness, interest obligations are estimated based on the LIBOR and Prime interest rates as of December 31, 2021. We have assumed that credit facility balances remain outstanding until maturity using the interest rates as of December 31, 2021.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net included in the Company’s principal payment obligations table were $30.6 million and $29.1 million as of December 31, 2021 and December 31, 2020, respectively. For further discussion see note 6 to our consolidated financial statements.
Preferred stock dividends—The Company declared dividends which were due with respect to its Series D Convertible Preferred Stock of $8.4 million for each of the first and third quarters of 2021 which were paid on April 15, 2021 and October 15, 2021, respectively. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $34.6 million and $16.3 million at December 31, 2021 and 2020, respectively, are recorded as a liability in our consolidated balance sheets as “dividends payable.” On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022.
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

To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares. See also note 13 to our consolidated financial statements.
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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of December 31, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 11 to our consolidated financial statements.
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
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022. Braemar and the Company will continue to be parties to the Fifth Amended and Restated Advisory Agreement, dated April 23, 2018, as amended.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2021.
During the first quarter of 2021, we paid the remainder of contingent consideration due to the sellers of BAV in connection with the acquisition of BAV, including $350,000 related to the earn-out which was paid on January 11, 2021, and the final stock collar consideration payments in the amounts of $870,000 and $888,000 which were paid on February 1, 2021 and March 4, 2021, respectively.

As of December 31, 2021, future minimum lease payments on operating leases and financing leases were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$4,964	$3,548
2023	4,799	4,553
2024	4,529	3,064
2025	3,998	2,948
2026	3,728	2,948
Thereafter	12,887	80,338
Total minimum lease payments	$34,905	$97,399
Imputed interest	(7,800)	(52,855)
Present value of minimum lease payments	$27,105	$44,544
Our deferred compensation plan has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2024. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. As of December 31, 2021, the fair value of the DCP liability was $3.3 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of December 31, 2021 and December 31, 2020, we had $37.6 million and $45.3 million of cash and cash equivalents, respectively, and $34.9 million and $37.4 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $20.8 million for the year ended December 31, 2021 compared to net cash flows provided by operating activities of $32.2 million for the year ended December 31, 2020. The decrease in cash flows from operating activities in the year ended December 31, 2021 was primarily due to an increase in current “other liabilities” specific to the year ended December 31, 2020 as a result of the transfer of cash from Ashford Trust into a Company escrow account for insurance claims and increased cash payments received as deferred income in the year ended December 31, 2020 due to Ashford Trust and Braemar’s respective Lismore Agreements. The decrease in cash flows from operating activities was also due to the timing of receipt of our receivables from Braemar and third-parties. These decreases in cash flows provided by operating activities were offset by an increase in earnings due to a recovery in operations in 2021 from the effects of the COVID-19 pandemic in 2020 and the timing of receipt of our receivables from Ashford Trust in the year ended December 31, 2021.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2021, net cash flows used in investing activities were $9.4 million. These cash flows consisted of capital expenditures of $4.0 million, capital expenditures of $4.0 million for RED’s marine vessels, the issuance of a note receivable of $2.9 million, purchases of Ashford Trust and Braemar common stock related to Remington’s employee compensation plan of $873,000 and an investment in an unconsolidated entity of $250,000. These were offset by cash inflows of $2.1 million in proceeds received in 2021 from the sale of FF&E primarily to Ashford Trust and Braemar and cash inflows of $535,000 from Remington’s sale of an equity method investment during the year.
For the year ended December 31, 2020, net cash flows used in investing activities were $6.0 million. These cash flows consisted of capital expenditures of $2.8 million primarily for audio visual equipment, a $1.3 million working capital payment to the sellers of Remington Lodging related to the acquisition in November of 2019, $1.7 million for RED’s marine vessels and a $150,000 payment to acquire the remaining non-controlling interest in INSPIRE.

Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2021, net cash flows used in financing activities were $21.6 million. These cash flows consisted of $16.7 million of payments for dividends on our preferred stock, $8.7 million of payments on notes payable, $439,000 of payments on finance leases, purchases of $121,000 of treasury stock and $222,000 of loan cost payments. These were offset by $2.9 million of proceeds from borrowings on notes payable, $763,000 of net borrowings on our revolving credit facilities, $734,000 of contributions from noncontrolling interests in a consolidated entity, and net repayments in advances to employees of $180,000 associated with tax withholdings for restricted stock vesting.
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
Revenue Recognition—The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Fees Revenue
Advisory services fees revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to January 14, 2021, the base fee was paid monthly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from greater than $10.0 billion to less than $6.0 billion plus the Net Asset Fee Adjustment, as defined in the Amended and Restated Advisory Agreement, subject to certain minimums. On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other things, fix the percentage used to calculate the base fee thereunder at 0.70% per annum. In connection with the transactions contemplated by the Credit Agreement, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of the Advisory Fee Cap, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See note 1 and 17 to our consolidated financial statements.
Under the Second Amended and Restated Advisory Agreement, advisory fees earned each year from Ashford Trust in excess of the Advisory Fee Cap are a form of variable consideration that is constrained and deferred until such fees are probable of not being subject to significant reversal. The Advisory Fee Cap is $29.0 million each year as stated in the Credit Agreement. As a result, until the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full to Oaktree by Ashford Trust, base advisory fee revenue recognized each month is equal to the lesser of (1) base fees calculated as described above based on Ashford Trust’s market capitalization or (2) 1/12th of $29.0 million. Any cash received from Ashford Trust for base advisory fees in excess of revenue recognized is deferred until it is probable that the fees would no longer be constrained. Any portion of deferred advisory fees that becomes probable of being unconstrained during the same year in which the fees were earned will be recognized with a cumulative catch-up in the interim period in which the constraint is resolved. Any portion of deferred advisory fees that becomes probable of being unconstrained in a year subsequent to the year in which the fees were earned will be recognized in the interim period in which the constraint is resolved.
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap. The $7.2 million payment was recorded as revenue in “advisory services fees” in our consolidated statements of operations for the year ended December 31, 2021.
For Braemar, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement with Braemar, as amended, subject to certain minimums.
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii)

tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. During the year ended December 31, 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement, as stated in the Braemar advisory agreement, related to the third year installment of Braemar’s 2018 incentive advisory fee. As such, the Company did not recognize any incentive fee revenue related to Braemar in the year ended December 31, 2020. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021, 2020 and 2019 measurement periods. Ashford Trust’s annual stockholder return did not meet the relevant incentive fee thresholds during the 2021, 2020 and 2019 measurement periods.
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
Other Revenue
Other revenue includes revenue provided by certain of our products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancing of certain mortgage debt by Lismore. For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for the year ended December 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Prior to December 31, 2020, we additionally were reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess cash under an Investment Management Agreement with Ashford Trust. AIM was not compensated for its services but was reimbursed for all costs and expenses. Effective December 31, 2020, the Investment Management Agreement with Ashford Trust was terminated.
Under our project management agreements and hotel management agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust, Braemar and other hotel owners, with no added mark-up. Design and construction costs primarily consist of costs for accounting, overhead and project manager services. Hotel management costs primarily consist of the properties’ payroll, payroll taxes and benefits related expenses at managed properties where we are the employer of the employees at the properties as provided for in our contracts with Ashford Trust, Braemar and other hotel owners.
We recognize revenue within “cost reimbursement revenue” in our consolidated statements of operations when the amounts may be billed to Ashford Trust, Braemar and other hotel owners, and we recognize expenses within “reimbursed expenses” in our consolidated statements of operations as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
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
Practical Expedients and Exemptions
We do not disclose the amount of variable consideration that we expect to recognize in future periods in the following circumstances:
(1) if we recognize the revenue based on the amount invoiced or services performed;
(2) if the consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation, and the terms of the consideration relate specifically to our efforts to transfer, or to a specific outcome from transferring the service.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company has deferred $1.3 million and $2.5 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively, related to the Consolidated Appropriations Act, 2021.
Equity-Based Compensation—Our equity incentive plan provides for the grant of restricted or unrestricted shares of our common stock, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. The Company accounts for forfeitures when they occur. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “reimbursed expenses,” equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “cost reimbursement revenue”.
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
Impairment of Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and Sebago. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the present value of future cash flows and the market value approach. Based on the results of our annual impairment assessments, no impairment of goodwill was indicated as of October 1, 2021. Additionally, no indicators of impairment were identified from the date of our impairment assessments through December 31, 2021. During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform multiple impairment assessments on our reporting units’ goodwill balances.
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we concluded sufficient indicators existed to require us to perform an assessment of INSPIRE’s JSAV trademark. We performed an impairment test and calculated the fair value of our indefinite-lived INSPIRE trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. The relief-from-royalty method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. For additional information on our goodwill and trademark impairments, see note 5 to our consolidated financial statements.
Recently Adopted Accounting Standards—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) to provide guidance and relief for transitioning to alternative reference rates. ASU 2021-01 is effective immediately for all entities. There was no impact on our consolidated financial statements and related disclosures upon adoption of ASU 2020-04 and 2021-01, and the Company will continue to evaluate as reference rate reform activities occur.
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
Interest Rate Risk—At December 31, 2021, our total indebtedness of $59.6 million included $55.6 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2021, would be approximately $556,000 annually. Interest rate changes have no impact on the remaining $4.0 million of fixed rate debt.

The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. On November 1, 2017, we acquired a controlling interest in INSPIRE, which has operations in Mexico and the Dominican Republic, and therefore we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2021, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $54,000 for the twelve months ended December 31, 2021. Operations in the Dominican Republic are not material. RED’s operations outside of the U.S. are primarily transacted in U.S. dollars, which is the official currency of the Turks and Caicos Islands.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determination and Evaluation of Goodwill Triggering Events – Certain Reporting Units

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company assesses goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the current year, the Company performed a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired.

We identified the determination and evaluation of goodwill triggering events as a critical audit matter because such evaluation required the application of complex auditor judgment. Potential triggering events such as macroeconomic conditions, industry and market considerations, cost factors, historical and forecasted financial results, market capitalization and events specific to the entity and reporting units, required a higher degree of auditor judgment to evaluate. These possible triggering events could have a significant effect on the Company’s qualitative assessment and the determination of whether further quantitative analysis of goodwill impairment was required.

The primary procedures we performed to address this critical audit matter included the following:

•We evaluated the Company’s qualitative assessment of certain reporting units by considering macroeconomic indicators and evaluated information for industry and market conditions from industry research and association reports.

•We compared management’s forecasts related to the timing of economic recovery to analysts’ consensus of peers to evaluate the appropriateness of management’s forecasts.

•We analyzed financial performance of certain reporting units by comparing historical results to forecasted financial information, and evaluated the Company’s market capitalization, cost factors, and other entity and reporting-unit specific events.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 25, 2022

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$37,571	$45,270
Restricted cash	34,878	37,396
Restricted investment	576	290
Accounts receivable, net	10,502	3,458
Due from affiliates	165	353
Due from Ashford Trust	2,575	13,198
Due from Braemar	1,144	2,142
Inventories	1,555	1,546
Prepaid expenses and other	9,490	7,629
Total current assets	98,456	111,282
Investments in unconsolidated entities	3,581	3,687
Property and equipment, net ($86 and $12,972, respectively, attributable to VIEs)	83,566	88,760
Operating lease right-of-use assets	26,975	30,431
Goodwill	56,622	56,622
Intangible assets, net ($9 and $3,409, respectively, attributable to VIEs)	244,726	271,432
Other assets	870	3,225
Total assets	$514,796	$565,439
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$39,897	$40,378
Dividends payable	34,574	16,280
Due to affiliates	—	1,471
Deferred income	2,937	12,738
Deferred compensation plan	—	29
Notes payable, net ($100 and $972, respectively, attributable to VIEs)	6,725	5,347
Finance lease liabilities	1,065	841
Operating lease liabilities	3,628	3,691
Other liabilities	25,899	29,905
Total current liabilities	114,725	110,680
Deferred income	7,968	8,621
Deferred tax liability, net	32,848	37,904
Deferred compensation plan	3,326	1,678
Notes payable, net ($0 and $6,911, respectively, attributable to VIEs)	52,669	57,349
Finance lease liabilities	43,479	43,143
Operating lease liabilities	23,477	26,881
Total liabilities	278,492	286,256
Commitments and contingencies (note 11)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding, net of discount, as of December 31, 2021 and December 31, 2020	478,000	476,947
Redeemable noncontrolling interests	69	1,834
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,023,002 and 2,868,288 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	294,395	293,597
Accumulated deficit	(534,999)	(491,483)
Accumulated other comprehensive income (loss)	(1,206)	(1,156)
Treasury stock, at cost, 49,686 and 32,031 shares at December 31, 2021 and December 31, 2020, respectively	(596)	(438)
Total equity (deficit) of the Company	(242,403)	(199,477)
Noncontrolling interests in consolidated entities	638	(121)
Total equity (deficit)	(241,765)	(199,598)
Total liabilities and equity (deficit)	$514,796	$565,439
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Advisory services fees	$47,566	$45,247	$44,184
Hotel management fees	26,260	17,126	4,526
Design and construction fees	9,557	8,936	25,584
Audio visual	49,880	37,881	110,609
Other	47,329	25,602	21,179
Cost reimbursement revenue	203,975	158,559	80,946
Total revenues	384,567	293,351	287,028
EXPENSES
Salaries and benefits	65,251	57,171	59,659
Cost of revenues for design and construction	4,105	3,521	5,853
Cost of revenues for audio visual	38,243	30,256	82,237
Depreciation and amortization	32,598	39,957	24,542
General and administrative	26,288	20,351	33,484
Impairment	1,160	188,837	—
Other	18,199	18,687	12,062
Reimbursed expenses	203,956	158,501	80,421
Total expenses	389,800	517,281	298,258
OPERATING INCOME (LOSS)	(5,233)	(223,930)	(11,230)
Equity in earnings (loss) of unconsolidated entities	(126)	212	(286)
Interest expense	(5,144)	(5,389)	(2,059)
Amortization of loan costs	(322)	(318)	(308)
Interest income	285	32	46
Realized gain (loss) on investments	(3)	(386)	—
Other income (expense)	(437)	(264)	3
INCOME (LOSS) BEFORE INCOME TAXES	(10,980)	(230,043)	(13,834)
Income tax (expense) benefit	162	14,255	(1,540)
NET INCOME (LOSS)	(10,818)	(215,788)	(15,374)
(Income) loss from consolidated entities attributable to noncontrolling interests	678	1,178	536
Net (income) loss attributable to redeemable noncontrolling interests	215	2,245	983
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(9,925)	(212,365)	(13,855)
Preferred dividends, declared and undeclared	(35,000)	(32,095)	(14,435)
Amortization of preferred stock discount	(1,053)	(2,887)	(1,928)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,978)	$(247,347)	$(30,218)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(16.68)	$(108.30)	$(12.03)
Weighted average common shares outstanding - basic	2,756	2,284	2,416
Diluted:
Net income (loss) attributable to common stockholders	$(16.68)	$(108.30)	$(13.55)
Weighted average common shares outstanding - diluted	2,756	2,284	2,568
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$(10,818)	$(215,788)	$(15,374)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(19)	(447)	448
Unrealized gain (loss) on restricted investment	(409)	(879)	(114)
Less reclassification for realized (gain) loss on restricted investment included in net income	378	386	—
COMPREHENSIVE INCOME (LOSS)	(10,868)	(216,728)	(15,040)
Comprehensive (income) loss attributable to noncontrolling interests	678	1,178	536
Comprehensive (income) loss attributable to redeemable noncontrolling interests	215	2,310	931
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(9,975)	$(213,240)	$(13,573)
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Balance at January 1, 2019	2,392	$24	$280,159	$(214,242)	$(498)	—	$—	$458	$65,901	8,120	$200,847	$3,531
Purchases of common stock	—	—	(12,389)	—	—	—	—	—	(12,389)	—	—	—
Extinguishment of common stock	(412)	(4)	4	—	—	—	—	—	—	—	—	—
Equity-based compensation	8	—	8,753	—	—	—	—	(12)	8,741	—	—	—
Treasury stock recognized upon reorganization	—	—	131	—	—	(2)	(131)	—	—	—	—	—
Change in par value of common stock upon reorganization	—	(20)	20	—	—	—	—	—	—	—	—	—
Deemed contribution on Series B convertible preferred stock	—	—	—	1,161	—	—	—	—	1,161	—	—	—
Extinguishment of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	(8,120)	(202,282)	—
Exchange of Series B convertible preferred stock to Series D convertible preferred stock	—	—	—	—	—	—	—	—	—	8,120	203,000	—
Acquisition of Remington Lodging	—	—	—	—	—	—	—	—	—	11,000	275,000	—
Acquisition of BAV	60	1	3,747	—	—	—	—	—	3,748	—	—	—
Acquisition of Sebago	135	1	4,538	—	—	—	—	—	4,539	—	—	—
Investment in REA Holdings	17	—	887	—	—	—	—	—	887	—	—	—
Discount on Series D convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(4,433)	—
Amortization of preferred stock discount	—	—	—	(1,928)	—	—	—	—	(1,928)	—	1,928	—
Dividends declared - preferred stock	—	—	—	(14,435)	—	—	—	—	(14,435)	—	—	—
Deferred compensation plan distribution	3	—	113	—	—	—	—	—	113	—	—	—
Employee advances	—	—	351	—	—	—	—	—	351	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,038	1,038	—	—	—
Reallocation of carrying value	—	—	(489)	—	—	—	—	(257)	(746)	—	—	746
Redemption value adjustment	—	—	—	(785)	—	—	—	—	(785)	—	—	785
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)	—	—	—
Foreign currency translation adjustment	—	—	—	—	396	—	—	—	396	—	—	52
Unrealized gain (loss) on available for sale securities	—	—	—	—	(114)	—	—	—	(114)	—	—	—
Net income (loss)	—	—	—	(13,855)	—	—	—	(536)	(14,391)	—	—	(983)
Balance at December 31, 2019	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Equity-based compensation	694	1	8,140	—	—	—	—	9	8,150	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(18)	—	(18)	—	—	—
Forfeiture of restricted common shares	(28)	—	289	—	—	(28)	(289)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(2,887)	—	—	—	—	(2,887)	—	2,887	—
Dividends declared and undeclared - preferred stock	—	—	—	(32,095)	—	—	—	—	(32,095)	—	—	—
Deferred compensation plan distribution	1	—	11	—	—	—	—	—	11	—	—	—
Employee advances	—	—	(584)	—	—	—	—	—	(584)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	303	785	—	—	—	(12)	1,076	—	—	(1,301)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	457	457	—	—	—
Reallocation of carrying value	—	—	(387)	—	—	—	—	(25)	(412)	—	—	412
Redemption value adjustment	—	—	—	(837)	—	—	—	—	(837)	—	—	837
Foreign currency translation adjustment	—	—	—	—	(447)	—	—	—	(447)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(879)	—	—	—	(879)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	386	—	—	—	386	—	—	—
Net income (loss)	—	—	—	(212,365)	—	—	—	(1,178)	(213,543)	—	—	(2,245)
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	169	—	4,296	—	—	—	—	3	4,299	—	—	—
Purchase of treasury stock	(14)	—	—	—	—	(14)	(121)	—	(121)	—	—	—
Forfeiture of restricted common shares	(3)	—	37	—	—	(3)	(37)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(1,053)	—	—	—	—	(1,053)	—	1,053	—
Dividends declared and undeclared - preferred stock	—	—	—	(35,000)	—	—	—	—	(35,000)	—	—	—
Deferred compensation plan distribution	3	—	51	—	—	—	—	—	51	—	—	—
Employee advances	—	—	180	—	—	—	—	—	180	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(3,392)	2,560	—	—	—	326	(506)	—	—	(1,648)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	734	734	—	—	—
Reallocation of carrying value	—	—	(374)	—	—	—	—	374	—	—	—	—
Redemption value adjustment	—	—	—	(98)	—	—	—	—	(98)	—	—	98
Foreign currency translation adjustment	—	—	—	—	(19)	—	—	—	(19)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(409)	—	—	—	(409)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	378	—	—	—	378	—	—	—
Net income (loss)	—	—	—	(9,925)	—	—	—	(678)	(10,603)	—	—	(215)
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(10,818)	$(215,788)	$(15,374)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	38,497	45,674	31,142
Change in fair value of deferred compensation plan	1,671	(3,012)	(5,732)
Equity-based compensation	4,553	5,562	8,874
Equity in (earnings) loss in unconsolidated entities	126	(212)	286
Deferred tax expense (benefit)	(5,056)	(22,410)	(1,930)
Change in fair value of contingent consideration	23	436	4,244
Impairment	1,160	188,837	—
(Gain) loss on disposal of assets	1,593	8,357	(25)
Amortization of other assets	1,039	1,286	—
Amortization of loan costs	322	318	308
Realized loss on restricted investments	378	386	—
Other (gain) loss	(306)	145	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(4,180)	3,666	(1,210)
Due from affiliates	188	4	843
Due from Ashford Trust	10,623	(8,393)	160
Due from Braemar	(818)	1,265	116
Inventories	(666)	79	(397)
Prepaid expenses and other	(1,744)	—	(2,172)
Investment in unconsolidated entities	69	—	115
Operating lease right-of-use assets	3,713	3,764	2,048
Other assets	99	(116)	—
Accounts payable and accrued expenses	302	5,565	5,006
Due to affiliates	(1,698)	461	(1,314)
Other liabilities	(4,029)	11,828	2,152
Operating lease liabilities	(3,724)	(3,650)	(2,021)
Deferred income	(10,481)	8,158	(420)
Net cash provided by (used in) operating activities	20,836	32,210	24,699
Cash Flows from Investing Activities
Purchases of furniture, fixtures and equipment under the Ashford Trust ERFP Agreement	—	—	(13,089)
Purchases of furniture, fixtures and equipment under the Braemar ERFP Agreement	—	—	(10,300)
Additions to property and equipment	(4,044)	(2,846)	(6,654)
Proceeds from sale of property and equipment, net	2,104	4	231
Additional purchase price paid for Remington working capital adjustment	—	(1,293)	—
Cash acquired in acquisition of Remington Lodging	—	—	12,056
Acquisition of BAV	—	—	(4,267)
Acquisition of Sebago	—	—	(2,426)
Investment in REA Holdings	—	—	(2,176)
Investment in unconsolidated entity	(250)	—	(314)
Acquisition of non-controlling interest in consolidated subsidiaries	—	(150)	—
Purchase of common stock of related parties	(873)	—	—
Acquisition of assets related to RED	(4,030)	(1,745)	(1,892)
Proceeds from sale of equity method investment	535	—	—
Issuance of note receivable	(2,880)	—	—
Net cash provided by (used in) investing activities	(9,438)	(6,030)	(28,831)
			(Continued)

	Year Ended December 31,
	2021	2020	2019

Cash Flows from Financing Activities
Purchases of common stock	—	—	(12,389)
Payments for dividends on preferred stock	(16,706)	(20,540)	(9,710)
Payments on revolving credit facilities	(1,063)	(15,723)	(46,808)
Borrowings on revolving credit facilities	1,826	14,660	57,647
Proceeds from notes payable	2,900	44,797	11,105
Payments on notes payable	(8,737)	(17,775)	(2,479)
Payments on finance lease liabilities	(439)	(785)	(627)
Payments of loan costs	(222)	(375)	(76)
Purchase of treasury stock	(121)	(18)	—
Employee advances	180	(584)	353
Payment of contingent consideration	—	(1,384)	—
Contributions from noncontrolling interest	734	457	980
Distributions to noncontrolling interests in consolidated entities	—	—	(63)
Net cash provided by (used in) financing activities	(21,648)	2,730	(2,067)
Effect of foreign exchange rate changes on cash and cash equivalents	33	507	5
Net change in cash, cash equivalents and restricted cash	(10,217)	29,417	(6,194)
Cash, cash equivalents and restricted cash at beginning of period	82,666	53,249	59,443
Cash, cash equivalents and restricted cash at end of period	$72,449	$82,666	$53,249

Supplemental Cash Flow Information
Interest paid	$5,022	$4,761	$1,924
Income taxes paid (refunded), net	6,628	8,539	3,179
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Remington Lodging through issuance of convertible preferred stock, less cash acquired	$—	$—	$260,442
Ashford Inc. common stock consideration for BAV acquisition	—	—	3,748
Ashford Inc. common stock consideration for Sebago acquisition	—	—	4,539
Ashford Inc. common stock consideration for investment in REA Holdings	—	—	887
Distribution from deferred compensation plan	51	11	113
Capital expenditures accrued but not paid	205	494	968
Finance lease additions	—	1,869	42,028
Acquisition of noncontrolling interest in consolidated entities with notes payable and common stock	2,202	—	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$45,270	$35,349	$51,529
Restricted cash at beginning of period	37,396	17,900	7,914
Cash, cash equivalents and restricted cash at beginning of period	$82,666	$53,249	$59,443

Cash and cash equivalents at end of period	$37,571	$45,270	$35,349
Restricted cash at end of period	34,878	37,396	17,900
Cash, cash equivalents and restricted cash at end of period	$72,449	$82,666	$53,249
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. (the “Company”) is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts Inc. (“Braemar”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”). Unless the context otherwise requires, references to the “Company”, “we”, “us” or “Ashford Inc.” for the period before November 6, 2019, refer to our predecessor publicly-traded parent Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) (“Maryland Ashford”), and for the period beginning on and including November 6, 2019, and thereafter refer to Ashford Inc., a Nevada corporation.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction and architectural services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) debt placement and related services; (x) real estate advisory and brokerage services; and (xi) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford Hospitality Advisors LLC (“Ashford LLC”), Ashford Hospitality Services LLC (“Ashford Services”) and their respective subsidiaries.
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington operates certain hotel properties owned by Ashford Trust and Braemar.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world, which has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Our clients, Ashford Trust and Braemar, have reported that the negative impact on room demand within their respective portfolios stemming from COVID-19 is significant, which has resulted and is expected to result in significantly reduced occupancy and RevPAR. Furthermore, the prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry has experienced postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company dramatically reduced staffing and expenses at its products and services businesses and at its corporate office. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic may continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2022 and potentially beyond. As a result, in March 2020, the Company amended payment terms pursuant to certain hotel management agreements to better manage corporate working capital, reduced planned capital expenditures, significantly reduced operating expenses and reduced the cash compensation of its executive officers and other employees, including an arrangement pursuant to which Mr. Monty J. Bennett received his base salary in the form of common stock issued under the Company’s 2014 Incentive Plan, as amended. Additionally, the Company did not declare dividends which were due with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second and fourth

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

quarters of 2021. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On March 9, 2022, the Company declared a dividend with respect to its Series D Covertible Preferred Stock for the first quarter of 2022. The declared $8.7 million of dividends are payable on April 15, 2022 to stockholders of record on March 31, 2022.
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
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap. See notes 3 and 17.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We cannot predict when hotel operating levels at our clients, Ashford Trust and Braemar, will return to normalized levels after the effects of the pandemic subside, whether our clients’ hotels will be forced to shut down operations again or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based primarily on our assessment of the ability of our key clients, Ashford Trust and Braemar, to pay their obligations to the Company in accordance with the advisory agreements and Ashford Trust’s payment in the fourth quarter of 2021 of previously deferred advisory fees, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern have been resolved. Additional factors considered in our assessment include our completed loan amendments, other agreements, our current cash on hand, our forecast of future operating results for the next 12 months from the date of this report and the actions we have taken to improve our liquidity. Facts and circumstances could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19, which could subsequently change our assessment. See note 17.
Other Developments
On December 31, 2020, we acquired all of the redeemable noncontrolling interest shares in Inspire Event Technologies Holdings, LLC (formerly Presentation Technologies, LLC), our subsidiary doing business as INSPIRE (formerly JSAV) (“INSPIRE”) for $150,000. As a result of the acquisition, our ownership in INSPIRE increased from approximately 88% to 100%.
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
In January 2021, Remington executed two new hotel management contracts with a third-party hotel owner. In conjunction, Remington loaned approximately $2.9 million to the hotel owner. The loan requires interest only payments each quarter at an annual rate of 10% commencing on March 31, 2021. The principal balance and any outstanding accrued interest on the loan is due and payable to Remington in full on December 31, 2022. The note receivable is recorded within “accounts receivable, net” in our consolidated balance sheet as of December 31, 2021.
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
On May 3, 2021, we acquired shares in RED Hospitality & Leisure, LLC (“RED”) from a noncontrolling interest holder, increasing our ownership of RED from 84.21% to 97.87% effective retroactively to January 1, 2021, for a total purchase price of $200,000. The purchase price will be paid in the form of shares of the Company’s common stock, delivered quarterly in $25,000 increments, beginning on the closing date and ending on November 15, 2022. In the fourth quarter of 2021, the Company acquired the remaining shares in RED held by a noncontrolling interest holder for a total purchase price of $75,000. The purchase price was paid as of December 31, 2021 in the form of shares of common stock of the Company.
On October 1, 2021, the Company announced that JSAV completed a strategic rebranding and is now named INSPIRE. INSPIRE is a global event solution company specializing in audio-visual, staging and production.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies
Restatement and Revisions of Previously Issued Financial Statements—As part of the Company’s financial statement close process and preparation of the 2021 Form 10-K, the Company identified errors in its historical financial statements within its Remington segment related to both the recognition of cost reimbursement revenue and reimbursed expenses for certain insurance costs and the timing of recognition of cost reimbursement revenue and reimbursed expenses for hotel management related salaries and benefits costs that are reimbursed from hotel owners. These costs are reported gross in the Company’s consolidated statements of operations in cost reimbursement revenue with an offsetting amount reported in reimbursed expenses. The Company determined that its interim consolidated financial statements for the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020 and September 30, 2021 and 2020 were materially misstated and needed to be restated and are illustrated in detail in Note 21 to the consolidated financial statements. In addition, the Company determined that its annual consolidated financial statements for the years ended December 31, 2020 and 2019 were not materially misstated but needed to be revised. The error had no impact on the Company’s consolidated balance sheets, consolidated statements of other comprehensive income (loss), consolidated statements of equity (deficit) and consolidated statements of cash flows. Amounts and disclosures included in this Form 10-K have been revised to reflect the corrected presentation.
The table below sets forth the impact of the revisions on the Company’s annual consolidated financial statements (in thousands):
Years Ended December 31, 2020 and 2019 (As Revised)

	Year Ended December 31, 2020			Year ended December 31, 2019
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
REVENUE
Cost reimbursement revenue	$162,636	$(4,077)	$158,559	$85,168	$(4,222)	$80,946
Total revenues	297,428	(4,077)	293,351	291,250	(4,222)	287,028
EXPENSES
Reimbursed expenses	162,578	(4,077)	158,501	84,643	(4,222)	80,421
Total expenses	521,358	(4,077)	517,281	302,480	(4,222)	298,258
OPERATING INCOME (LOSS)	$(223,930)	$—	$(223,930)	$(11,230)	$—	$(11,230)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	75.38%	70.00%
Redeemable noncontrolling interests(1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	24.62%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$69	n/a	n/a
Redemption value adjustment, year-to-date	96	n/a	n/a
Redemption value adjustment, cumulative	581	n/a	n/a
Carrying value of noncontrolling interests	n/a	479	159
Assets, available only to settle subsidiary’s obligations (6)(9)	n/a	2,533	1,779
Liabilities (8)(9)	n/a	424	1,643
Revolving credit facility (8)	n/a	—	100

	December 31, 2020
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)	RED (5)
Ashford Inc. ownership interest	99.86%	49.04%	70.00%	84.21%
Redeemable noncontrolling interests(1) (2)	0.14%	25.06%	—%	—%
Noncontrolling interests in consolidated entities	—%	25.90%	30.00%	15.79%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$35	$1,799	n/a	n/a
Redemption value adjustment, year-to-date	371	466	n/a	n/a
Redemption value adjustment, cumulative	486	2,563	n/a	n/a
Carrying value of noncontrolling interests	n/a	164	89	(374)
Assets, available only to settle subsidiary’s obligations (6)(7)(9)	n/a	1,287	1,677	21,204
Liabilities (8)(9)	n/a	837	1,767	13,817
Notes payable (8)	n/a	—	—	7,627
Revolving credit facility (8)	n/a	—	100	247
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
(3)    Represents ownership interests in OpenKey, a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. See also notes 1 and 6.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)    Represents ownership interests in PRE Opco, LLC (“Pure Wellness”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality and commercial office industry. See also notes 1 and 12.
(5)    Represents ownership interests in RED, our wholly owned subsidiary as of December 31, 2021. During the year ended December 31, 2021, we acquired the remaining outstanding shares in RED from the previous noncontrolling interest holders, increasing our ownership of RED from 84.21% at the beginning of the year to 100.00%. RED is a provider of watersports activities and other travel and transportation services and includes RED’s operating subsidiaries that conduct RED’s legacy U.S. Virgin Islands and Turks and Caicos Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida. Prior to our acquisition of RED’s noncontrolling interest, RED was a VIE for which we were considered the primary beneficiary and therefore consolidated it. We were provided a preferred return on our investment in RED which was accounted for in our income allocation based on the applicable partnership agreement. See also notes 1 and 12.
(6)    Total assets consist primarily of cash and cash equivalents, property and equipment, intangibles and other assets that can only be used to settle the subsidiaries’ obligations.
(7)    The assets of Sebago are not available to settle the obligations of RED’s operating subsidiaries that conduct RED’s legacy U.S. Virgin Islands and Turks and Caicos Islands operations.
(8)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. except in the case of the term loan and line of credit held by RED’s operating subsidiary that conducts RED’s legacy U.S. Virgin Islands operations. See note 6.
(9)    See our consolidated balance sheets for disclosure by line item of material assets and liabilities of the VIEs consolidated by the Company.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the years ended December 31, 2021 and 2020.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at December 31, 2021 and December 31, 2020. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the years ended December 31, 2021 and 2020. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022, which expires on the later of (i) February 28, 2024 and (ii) 30 business days following the completion date of the Company’s preliminary audit for calendar year 2023. The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	December 31, 2021	December 31, 2020
Carrying value of the investment in REA Holdings	$2,831	2,873
Ownership interest in REA Holdings	30%	30%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Year Ended December 31,
	2021	2020	2019
Equity in earnings (loss) in unconsolidated entities	$13	$212	$(286)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Cash—Restricted cash was comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
REIT Advisory:
Insurance claim reserves (1)	$24,588	$26,304

Remington:
Managed hotel properties’ reserves (2)	6,923	5,908
Insurance claim reserves (3)	1,312	1,532
Total Remington restricted cash	8,235	7,440

INSPIRE:
Debt service related operating reserves (4)	1,000	—

Marietta:
Capital improvement reserves (5)	255	2,852
Restricted cash held in escrow (6)	800	800
Total Marietta restricted cash	1,055	3,652

Total restricted cash	$34,878	$37,396
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
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due from Ashford Trust” and “due from Braemar” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses.”
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in current “other liabilities.”
(4)    Cash is restricted due to operating reserves required under INSPIRE’s amended credit agreement to service interest expense and projected operating costs. See note 6.
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
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2021, accounts receivable also includes a note receivable due to Remington of approximately $2.9 million. See note 1.
Inventories—Inventories consist primarily of audio visual equipment and related accessories and are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) valuation method.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost.
Impairment of Property and Equipment—Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. Approximately $36,000 of impairment charges related to long-lived assets were recorded in the year ended December 31, 2020 based on the results of the recoverability tests. No impairment charges related to Property and Equipment were recorded in the years ended December 31, 2021 and 2019.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and Sebago. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the present value of future cash flows and the market value approach. Based on the results of our annual impairment assessments, no impairment of goodwill was indicated as of October 1, 2021. Additionally, no indicators of impairment were identified from the date of our impairment assessments through December 31, 2021. During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform multiple impairment assessments on our reporting units’ goodwill balances.
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we concluded sufficient indicators existed to require us to perform an assessment of INSPIRE’s JSAV trademark. We performed an impairment test and calculated the fair value of our indefinite-lived INSPIRE trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. The relief-from-royalty method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. For additional information on our goodwill and trademark impairments, see note 5.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include management contracts, customer relationships and boat slip rights resulting from our acquisitions. The Remington and Premier management contracts are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of 22 and 30 years, respectively. The INSPIRE, RED and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. For additional information on our definite-lived intangible assets, see note 5.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Liabilities—As of December 31, 2021 and December 31, 2020, other liabilities included reserves in the amount of $24.6 million and $26.3 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our consolidated balance sheets. As of December 31, 2021 and December 31, 2020, other liabilities also included $1.3 million and $1.5 million, respectively, relating to reserves for Remington health insurance claims, and liabilities of $0 and $2.1 million, respectively, for the fair value of contingent consideration due to the sellers of BAV.
Revenue Recognition—See note 3.
Salaries and Benefits—Salaries and benefits are expensed as incurred and include salaries and benefit related expenses for our officers and employees. Salaries and benefits also includes expense for equity grants of the Company’s common stock to our officers and employees and changes in fair value in the deferred compensation plan liability. See notes 14 and 15.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $1.5 million, $1.4 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Depreciation and Amortization—Our property and equipment, including assets acquired under finance leases, are depreciated on a straight-line basis over the estimated useful lives of the assets with useful lives ranging from less than a year to 33 years for our Marietta finance lease. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Property and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 3 to 7.5 years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
Equity-Based Compensation—Our equity incentive plan provides for the grant of restricted or unrestricted shares of our common stock, share appreciation rights, performance shares, performance units and other equity-based awards or any combination of the foregoing. Equity-based compensation included in “salaries and benefits” is accounted for at fair value based on the market price of the shares/options on the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/options. Grants of restricted stock to independent directors are recorded at fair value based on the market price of our shares at grant date, and this amount is fully expensed in “general and administrative” expense as the grants of stock are fully vested on the date of grant. The Company accounts for forfeitures when they occur. Our officers and employees can be granted common stock and LTIP units from Ashford Trust and Braemar in connection with providing advisory services that result in expense, included in “reimbursed expenses,” equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as offsetting revenue in an equal amount included in “cost reimbursement revenue”.
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on restricted investments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the INSPIRE operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The unrealized gain (loss) on restricted investments includes the unrealized gain (loss) on available-for-sale securities associated with restricted investments awarded to certain employees of our subsidiaries. The accumulated other comprehensive income (loss) is presented on our consolidated balance sheets as of December 31, 2021 and 2020.
Due to Affiliates—Due to affiliates represents current payables resulting primarily from general and administrative expense. Due to affiliates is generally settled within a period not exceeding one year.
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
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified deferred compensation plan (“DCP”) for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allowed participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. The DCP is carried at fair value with changes in fair value reflected in “salaries and benefits” in our consolidated statements of operations. See note 15.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company has deferred $1.3 million and $2.5 million of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively, related to the Consolidated Appropriations Act, 2021.
Recently Adopted Accounting Standards—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) to provide guidance and relief for transitioning to alternative reference rates. ASU 2021-01 is effective immediately for all entities. There was no impact on our consolidated financial statements and related disclosures upon adoption of ASU 2020-04 and 2021-01, and the Company will continue to evaluate as reference rate reform activities occur.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Fees Revenue
Advisory services fees revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, prior to January 14, 2021, the base fee was paid monthly and ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from greater than $10.0 billion to less than $6.0 billion plus the Net Asset Fee Adjustment, as defined in the Amended and Restated Advisory Agreement, subject to certain minimums. On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other things, fix the percentage used to calculate the base fee thereunder at 0.70% per annum. In connection with the transactions contemplated by the Credit Agreement, the Company entered into the SNDA with Ashford Trust and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of the Advisory Fee Cap, (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement. See note 1.
Under the Second Amended and Restated Advisory Agreement, advisory fees earned each year from Ashford Trust in excess of the Advisory Fee Cap are a form of variable consideration that is constrained and deferred until such fees are probable of not being subject to significant reversal. The Advisory Fee Cap is $29.0 million each year as stated in the Credit Agreement. As a result, until the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full to Oaktree by Ashford Trust, base advisory fee revenue recognized each month is equal to the lesser of (1) base fees calculated as described above based on Ashford Trust’s market capitalization or (2) 1/12th of $29.0 million. Any cash received from Ashford Trust for base advisory fees in excess of revenue recognized is deferred until it is probable that the fees would no longer be constrained. Any portion of deferred advisory fees that becomes probable of being unconstrained during the same year in which the fees were earned will be recognized with a cumulative catch-up in the interim period in which the constraint is resolved. Any portion of deferred advisory fees that becomes probable of being unconstrained in a year subsequent to the year in which the fees were earned will be recognized in the interim period in which the constraint is resolved.
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap. The $7.2 million payment was recorded as revenue in “advisory services fees” in our consolidated statements of operations for the year ended December 31, 2021.
For Braemar, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement with Braemar, as amended, subject to certain minimums.
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. During the year ended December 31, 2020, the Company determined it was no longer probable Braemar would meet the minimum FCCR Condition requirement, as stated in the Braemar advisory agreement, related to the third year installment of Braemar’s 2018 incentive advisory fee. As such, the Company did not recognize any incentive fee revenue related to Braemar in the year ended December 31, 2020. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021, 2020 and 2019 measurement periods. Ashford Trust’s annual stockholder return did not meet the relevant incentive fee thresholds during the 2021, 2020 and 2019 measurement periods.
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
Other Revenue
Other revenue includes revenue provided by certain of our products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancing of certain mortgage debt by Lismore. For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. In connection with our ERFP Agreements and legacy key money transaction with Ashford Trust and legacy key money transaction with Braemar, we lease FF&E to Ashford Trust and Braemar rent-free. Consistent with our accounting treatment prior to adopting ASU 2016-02, Leases (“ASU 2016-02”), other revenue for

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the year ended December 31, 2019, includes a portion of the base advisory fee for leases commencing prior to our adoption, which is equal to the estimated fair value of the lease payments that would have been made.
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities, overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Prior to December 31, 2020, we additionally were reimbursed by Ashford Trust for expenses incurred by Ashford Investment Management, LLC (“AIM”) for managing Ashford Trust’s excess cash under an Investment Management Agreement with Ashford Trust. AIM was not compensated for its services but was reimbursed for all costs and expenses. Effective December 31, 2020, the Investment Management Agreement with Ashford Trust was terminated.
Under our project management agreements and hotel management agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust, Braemar and other hotel owners, with no added mark-up. Design and construction costs primarily consist of costs for accounting, overhead and project manager services. Hotel management costs primarily consist of the properties’ payroll, payroll taxes and benefits related expenses at managed properties where we are the employer of the employees at the properties as provided for in our contracts with Ashford Trust, Braemar and other hotel owners.
We recognize revenue within “cost reimbursement revenue” in our consolidated statements of operations when the amounts may be billed to Ashford Trust, Braemar and other hotel owners, and we recognize expenses within “reimbursed expenses” in our consolidated statements of operations as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
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
Practical Expedients and Exemptions
We do not disclose the amount of variable consideration that we expect to recognize in future periods in the following circumstances:
(1) if we recognize the revenue based on the amount invoiced or services performed;
(2) if the consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation, and the terms of the consideration relate specifically to our efforts to transfer, or to a specific outcome from transferring the service.
Deferred Income and Contract Balances
Deferred income primarily consists of customer billings in advance of revenue being recognized from our advisory agreements and other products and services contracts. Generally, deferred income that will be recognized within the next twelve months is recorded as current deferred income and the remaining portion is recorded as noncurrent. The change in the deferred income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred income balance at the beginning of the period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2021	2020	2019
Balance as of January 1	$21,359	$13,280	$13,544
Increases to deferred income	11,774	23,033	8,137
Recognition of revenue (1)	(22,228)	(14,954)	(8,401)
Balance as of December 31	$10,905	$21,359	$13,280
________
(1)    Deferred income recognized in the year ended December 31, 2021, includes (a) $2.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.1 million of audio visual revenue, (c) $11.2 million of other revenue primarily related to the Ashford Trust Agreement with Lismore, which includes a $1.2 million cumulative catch-up adjustment to revenue which was previously considered constrained (see note 17), and (d) $6.9 million of “other services” revenue earned by our products and services companies, excluding Lismore. Deferred income recognized in the year ended December 31, 2020, includes (a) $2.2 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.8 million of audio visual revenue, (c) $8.3 million of other revenue related to the Ashford Trust Agreement and the Braemar Agreement with Lismore (see note 17) and (d) $2.6 million of “other services” revenue earned by our products and services companies, excluding Lismore. Deferred income recognized in the year ended December 31, 2019, includes (a) $2.5 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $3.5 million of audio visual revenue and (c) $2.4 million of “other services” revenue earned by our products and services companies.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Braemar Advisory Agreement, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. See note 17. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at December 31, 2021.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $7.6 million and $3.5 million included in “accounts receivable, net” primarily related to our products and services segment, $2.6 million and $13.2 million in “due from Ashford Trust”, and $1.1 million and $2.1 million included in “due from Braemar” related to REIT advisory services at December 31, 2021 and December 31, 2020, respectively. We had no significant impairments related to these receivables during the year ended December 31, 2021 and 2020. See note 17.
Disaggregated Revenue
Our revenues were comprised of the following for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands) as shown below. Cost reimbursement revenue and reimbursed expenses for our Remington segment have been revised as stated in note 2 for the years ended December 31, 2020 and 2019. All revisions to prior period amounts stated within note 2 occurred within our Remington segment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2021	2020	2019
Advisory services fees:
Base advisory fees	$47,045	$44,725	$42,985
Incentive advisory fees	—	—	678
Other advisory revenue	521	522	521
Total advisory services fees revenue	47,566	45,247	44,184

Hotel management fees:
Base fees	21,291	17,126	4,054
Incentive fees	4,969	—	472
Total hotel management fees revenue	26,260	17,126	4,526

Design and construction fees revenue	9,557	8,936	25,584

Audio visual revenue	49,880	37,881	110,609

Other revenue:
Watersports, ferry and excursion services (1)	23,867	9,663	9,354
Debt placement and related fees (2)	12,384	8,412	1,998
Claims management services	81	226	210
Lease revenue	—	—	4,118
Other services (3)	10,997	7,301	5,499
Total other revenue	47,329	25,602	21,179

Cost reimbursement revenue	203,975	158,559	80,946

Total revenues	$384,567	$293,351	$287,028

REVENUES BY SEGMENT (4)
REIT advisory	$74,616	$70,169	$84,701
Remington	197,802	145,596	43,065
Premier	12,413	11,604	30,580
INSPIRE	49,900	37,881	110,609
RED	23,867	9,663	9,354
OpenKey	1,965	1,479	987
Corporate and other	24,004	16,959	7,732
Total revenues	$384,567	$293,351	$287,028
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)    We have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Marietta and Pure Wellness into an “all other” category, which we refer to as “Corporate and Other.” See note 19 for discussion of segment reporting.
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Our INSPIRE reporting segment conducts business in the United States, Mexico, and the Dominican Republic. RED conducts business in the United States and the Turks and Caicos Islands, a territory of the United Kingdom.
The following table presents revenue from INSPIRE and RED geographically for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
INSPIRE:
United States	$39,164	$28,923	$88,583
Mexico	7,724	7,100	16,067
Dominican Republic	2,992	1,858	5,959
Total audio visual revenue	$49,880	$37,881	$110,609
RED:
United States	$22,665	$9,663	$9,354
United Kingdom (Turks and Caicos Islands)	1,202	—	—
Total watersports, ferry and excursion services	$23,867	$9,663	$9,354
4. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Marietta Leasehold L.P. finance lease	$44,294	$44,294
Rental pool equipment	20,498	21,200
FF&E leased to Ashford Trust	19,688	21,100
FF&E leased to Braemar	1,744	1,420
Property and equipment	10,370	11,014
Marine vessels	15,153	11,262
Leasehold improvements	1,177	1,193
Computer software	1,244	657
Total cost	114,168	112,140
Accumulated depreciation	(30,602)	(23,380)
Property and equipment, net	$83,566	$88,760
For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $12.9 million, $18.0 million and $15.1 million, respectively. Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 excludes depreciation expense related to audio visual equipment of $5.0 million, $4.9 million and $4.7 million, respectively, which is included in “cost of revenues for audio visual” and depreciation expense related to marine vessels of $929,000, $795,000, and $441,000, respectively, which is included in “other” operating expense. The year ended December 31, 2019, excludes $1.5 million of depreciation expense of capitalized software included in “reimbursed expenses.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Goodwill and Intangible Assets, net
Impairment of Goodwill and Intangible Assets —During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recorded goodwill impairment charges during the year ended December 31, 2020 of $180.8 million and intangible asset impairment charges of $8.0 million.
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
During the fourth quarter of 2020, we updated our goodwill impairment assessments and recorded impairment charges of $10.2 million related to our INSPIRE segment which represented all of its goodwill. We performed a detailed quantitative assessment of goodwill associated with our INSPIRE segment due to sustained under-performance and a less optimistic outlook of the segment’s forecasted operating results. The fair value estimate was based on the present value of future discounted cash flows. We also performed a qualitative assessment of goodwill associated with our Remington segment and concluded no impairment triggering event existed based on operating results consistent with the projections in the detailed quantitative assessment prepared in the first quarter of 2020.
No impairment charges or any other adjustments related to goodwill were recorded for the year ended December 31, 2021. As of December 31, 2021 and 2020, our Remington segment had $54.6 million of goodwill remaining and our Premier and INSPIRE segments had no goodwill remaining.
Intangible Assets
During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and INSPIRE segments which resulted from changes in estimated future revenues. We updated this assessment in the fourth quarter of 2020 and recorded an additional impairment charge of $340,000 related to the INSPIRE trademarks. The Remington and INSPIRE trademarks were written down to $4.9 million and $1.2 million, respectively, based on a valuation using the relief-from-royalty method.
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment for the year ended December 31, 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and December 31, 2020, are as follows (in thousands):

	Remington	Premier	INSPIRE	RED	Corporate and Other (1)	Consolidated
Balance at January 1, 2020	$143,854	$49,524	$10,211	$1,235	$782	$205,606
Changes in goodwill:
Adjustments (2)	31,799	—	—	—	—	31,799
Impairments (3)	(121,048)	(49,524)	(10,211)	—	—	(180,783)
Balance at December 31, 2020	54,605	—	—	1,235	782	56,622
Balance at December 31, 2021	$54,605	$—	$—	$1,235	$782	$56,622
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) The adjustment to Remington goodwill relates to changes in our final valuation of the acquired assets and liabilities associated with the acquisition of Remington.
(3) See explanation above of impairment charges recognized during the year ended December 31, 2020. These impairment charges represent the accumulated impairments to date.
Intangible assets, net as of December 31, 2021 and December 31, 2020, are as follows (in thousands):

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$—	$(28,284)	$79,316	$107,600	$—	$(16,237)	$91,363
Premier management contracts	194,000	—	(41,619)	152,381	194,000	—	(29,428)	164,572
INSPIRE customer relationships	9,319	—	(4,409)	4,910	9,319	—	(3,291)	6,028
RED boat slip rights	3,100	—	(380)	2,720	3,100	—	(225)	2,875
Pure Wellness customer relationships	175	—	(166)	9	175	—	(131)	44
Other	—	—	—	—	47	(37)	(10)	—
	$314,194	$—	$(74,858)	$239,336	$314,241	$(37)	$(49,322)	$264,882

	Gross Carrying Amount	Impairment	Net Carrying Amount		Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900	$—	$4,900		$10,400	$(5,500)	$4,900
INSPIRE trademarks (1)	1,160	(1,160)	—		3,641	(2,481)	1,160
RED trademarks	490	—	490		490	—	490
	$6,550	$(1,160)	$5,390		$14,531	$(7,981)	$6,550
________
(1) See explanation of impairment charges above.
Amortization expense for definite-lived intangible assets was $25.6 million, $27.7 million and $16.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected future amortization expense of definite-lived intangible assets as of December 31, 2021 are as follows (in thousands):

2022	$23,759
2023	22,146
2024	20,195
2025	17,803
2026	16,364
Thereafter	139,069
Total	$239,336
6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	December 31, 2021	December 31, 2020
Term loan (9)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to 2.25% or LIBOR (2) (3) +3.00% to 3.25%	$27,271	$33,688
Note payable (12)	Ashford Inc.	February 29, 2028	4.00%	1,746	—
Term loan (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 1.75%	20,000	20,000
Revolving credit facility (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 1.75%	1,869	1,106
Revolving credit facility (5) (13)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	100	100
Term loan (6) (8) (19)	RED	October 5, 2025	Prime Rate (4) + 1.75%	—	571
Revolving credit facility (6) (8) (14) (18)	RED	August 5, 2022	Prime Rate (4) + 1.75%	—	247
Draw term loan (6) (8) (19)	RED	June 5, 2027	Prime Rate (4) + 1.75%	—	1,375
Term loan (6) (8) (19)	RED	February 1, 2029	Prime Rate (4) + 2.00%	—	1,584
Term loan (5) (8) (15)	RED	July 17, 2029	6.00% (15)	1,641	1,663
Term loan (5) (8) (16)	RED	July 17, 2023	6.50%	607	859
Draw term loan (5) (8) (18)	RED	August 5, 2028	Prime Rate (4) + 2.00%	—	1,575
Term loan (5) (8) (17)	RED	August 5, 2029	Prime Rate (4) +2.00%	888	—
Term loan (5) (8) (18)	RED	August 5, 2029	Prime Rate (4) + 2.00%	2,143	—
Term loan (6) (8) (19)	RED	August 5, 2029	Prime Rate (4) + 1.75%	3,357	—
Total notes payable				59,622	62,768
Capitalized default interest, net (11)				290	427
Deferred loan costs, net				(518)	(499)
Notes payable including capitalized default interest and deferred loan costs, net				59,394	62,696
Less current portion				(6,725)	(5,347)
Total notes payable, net - non-current				$52,669	$57,349
__________________
(1)     Base Rate, as defined in the term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2)     Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3)     The one-month LIBOR rate was 0.10% and 0.14% at December 31, 2021 and December 31, 2020, respectively.
(4)     Prime Rate was 3.25% and 3.25% at December 31, 2021 and December 31, 2020, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility is collateralized primarily by INSPIRE’s accounts receivable with a carrying value of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$5.0 million and $900,000 as of December 31, 2021 and 2020, respectively. INSPIRE’s term loan is collateralized by substantially all the assets of INSPIRE with a carrying value of $32.8 million and $34.6 million as of December 31, 2021 and 2020, respectively.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $12.5 million and $11.0 million as of December 31, 2021 and 2020, respectively.
(9)    On March 29, 2021, the Company amended its Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (as so amended, the “Seventh Amendment”). The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds, which if not met, increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. See covenant compliance discussion below.
(10)    On December 31, 2020, INSPIRE amended its credit agreement dated as of November 1, 2017. As a result of the INSPIRE Amendment, the credit agreement revised the maximum borrowing capacity of the revolving credit facility from $3.5 million to $3.0 million. As of December 31, 2021, the amount unused under INSPIRE’s revolving credit facility was $1.1 million. The INSPIRE Amendment additionally replaced INSPIRE’s previous term loan, draw term loan and equipment loans with a $20.0 million senior secured term loan. The INSPIRE Amendment also extended the maturity date of INSPIRE’s obligations under the revolving credit facility and term loan to January 1, 2024, with the potential for a further one-year extension at INSPIRE’s option subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of INSPIRE’s election to extend. Pursuant to the INSPIRE Amendment, INSPIRE’s obligations to comply with certain financial and other covenants was waived until March 31, 2023.
As a result of the INSPIRE Amendment, amounts borrowed under the revolving credit facility and the term loan will bear interest at the prime rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. INSPIRE will pay a commitment fee of 1.5% of the term loan in installments, with the possibility that the last $100,000 installment, scheduled to be paid on December 31, 2022, be forgiven if INSPIRE’s obligations under the INSPIRE Amendment have been satisfied in full in advance of that date. The INSPIRE Amendment suspended payments of principal under the term loan through December 2021. Commencing January 1, 2022, INSPIRE will be required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. On September 22, 2021, the INSPIRE Amendment was further amended to reduce INSPIRE’s requirement to fund an operating reserve account from an initial amount of $3.0 million to $1.0 million. In connection with the credit agreement dated as of November 1, 2017, INSPIRE entered into an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at December 31, 2021 and December 31, 2020, was not material.
(11)    On December 31, 2020, the Company determined the INSPIRE Amendment was considered a troubled debt restructuring due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the year ended December 31, 2020, as the carrying amount of the original loan was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructuring, $427,000 of accrued default interest and late charges were capitalized into the INSPIRE term loan balance at December 31, 2020, and are amortized over the remaining term of the loan using the effective interest method.
(12)    On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock, including a 10% premium or cash at our sole discretion.
(13)    On April 6, 2017, Pure Wellness entered into a $100,000 line of credit. On July 20, 2020, Pure Wellness increased the line of credit to $250,000. As of December 31, 2021, the amount unused under Pure Wellness’s revolving credit facility was $150,000.
(14)    On July 23, 2021, RED renewed its $250,000 revolving credit facility. As of December 31, 2021, the amount unused under RED’s revolving credit facility was $250,000.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(17)    On July 23, 2021, RED entered into a new term loan agreement with a maximum principal amount of $900,000. RED will not be required to make any payments of principal until May 5, 2022.
(18)    On July 23, 2021, RED consolidated the draw term loan previously maturing August 2028 and the outstanding balance for RED’s line of credit into a new term loan. RED is required to pay monthly installments of principal and interest commencing September 5, 2021 until the maturity date.
(19)    On July 23, 2021, RED consolidated the draw term loan previously maturing June 2027 and two term loans previously maturing October 2025 and February 2029 into a new term loan. Commencing September 5, 2021, RED is required to pay monthly installments of principal and interest until the maturity date.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2021, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
Maturities and scheduled amortization of long-term debt as of December 31, 2021, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2022	$6,584
2023	7,260
2024	38,834
2025	1,041
2026	1,089
Thereafter	4,814
Total	$59,622
7. Leases
We lease certain office space, warehouse facilities, vehicles and equipment under operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the years ended December 31, 2021, 2020 and 2019, we recorded $3.4 million, $3.4 million and $2.0 million in rent expense related to our corporate office lease with RHC. The increase in rent expense for the year ended December 31, 2020 is due to our acquisition of Remington in November of 2019. Operating lease obligations expire at various dates with the latest maturity in 2028. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Our acquisition of Remington Lodging in November of 2019 included a lease of a single hotel and convention center property in Marietta, Georgia, from the City of Marietta. The lease is considered to be a finance lease and resulted in an increase to “property and equipment, net” and “finance lease liabilities” of approximately $44.3 million and $40.1 million, respectively. In addition to our lease with the City of Marietta, we lease certain equipment and boat slips under finance leases. The net book value of these assets is included in “property and equipment, net” in our consolidated balance sheets. Amortization of assets under finance leases is included in “depreciation and amortization” expense in our consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2021 and 2020, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$26,975	$30,431
Finance lease assets	Property and equipment, net	44,333	45,789
Total leased assets		$71,308	$76,220

Liabilities
Current
Operating	Operating lease liabilities	$3,628	$3,691
Finance	Finance lease liabilities	1,065	841
Noncurrent
Operating	Operating lease liabilities	23,477	26,881
Finance	Finance lease liabilities	43,479	43,143
Total leased liabilities		$71,649	$74,556
We incurred the following lease costs related to our operating and finance leases (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2021	2020	2019
Operating lease cost
Rent expense (1)	General and administrative	$5,654	$5,327	$3,324
Rent expense	Cost of revenues for design and construction	—	—	127
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,455	1,458	384
Interest on lease liabilities	Interest expense	2,727	2,626	443
Total lease cost		$9,836	$9,411	$4,278
__________________
(1)    The years ended December 31, 2021, 2020 and 2019 include short term lease expense of $442,000, $227,000 and $137,000, respectively.
For the year ended December 31, 2021, 2020 and 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

	Year Ended December 31,
Lease Payments	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,713	$3,650	$2,021
Financing cash flows from finance leases	$439	$785	$627

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2021, future minimum lease payments on operating leases and financing leases and total future minimum lease payments to be received were as follows (in thousands):

	Operating Leases	Finance Leases	Sublease Payments to be Received
2022	$4,964	$3,548	$211
2023	4,799	4,553	215
2024	4,529	3,064	105
2025	3,998	2,948	83
2026	3,728	2,948	83
Thereafter	12,887	80,338	159
Total minimum lease payments (receipts)	$34,905	$97,399	$856
Imputed interest	(7,800)	(52,855)
Present value of minimum lease payments	$27,105	$44,544
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

	December 31, 2021	December 31, 2020	December 31, 2019
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	9.34	9.93	10.95
Finance leases (2)	31.49	32.3	34.09
Weighted-average discount rate
Operating leases	5.2%	5.2%	5.2%
Finance leases	6.2%	6.2%	6.2%
__________________
(1)    The weighted-average remaining lease term includes two optional 10 year extension periods for our INSPIRE headquarters in Irving, Texas, as failure to renew the lease would result in INSPIRE incurring significant relocation costs.
(2)    The weighted-average remaining lease term includes the lease term of our finance lease with the City of Marietta which terminates December 31, 2054.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable	$11,682	$15,145
Accrued payroll expense	23,648	21,741
Accrued vacation expense	3,427	2,516
Accrued interest	259	201
Other accrued expenses	881	775
Total accounts payable and accrued expenses	$39,897	$40,378
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets
Restricted Investment:
Ashford Trust common stock	$150	(1)	$—		$—	$150
Braemar common stock	426	(1)	—		—	426
Total	$576		$—		$—	$576
Liabilities
Subsidiary compensation plan	$—		$(164)	(1)	$—	$(164)
Deferred compensation plan	(3,326)		—		—	(3,326)
Total	$(3,326)		$(164)		$—	$(3,490)
Net	$(2,750)		$(164)		$—	$(2,914)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through December 31, 2021, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance at January 1, 2020	$(2,959)
Acquisitions	—
Gains (losses) included in earnings (2)	(41)
Dispositions and settlements	—
Transfers into/out of Level 3 (1)	3,000
Balance at December 31, 2020	$—
__________________
(1)    Includes INSPIRE’s initial contingent consideration associated with the acquisition of BAV in March of 2019. In the first quarter of 2020, BAV achieved the maximum $3.0 million performance target. We subsequently paid $2.4 million in cash to the sellers of BAV consisting of a $1.5 million payment on May 7, 2020, and a $900,000 payment on December 31, 2020. The Company elected to settle the remainder of the contingent consideration in the form of cash instead of Ashford Inc. common stock. Pursuant to the Second Amendment to the Asset Purchase Agreement, which was executed on May 6, 2020, the Company was provided a $250,000 discount upon the election of cash settlement. The final amount paid in January 2021, net of the discount, was $350,000. The liability of $350,000 as of December 31, 2020 owed to the sellers of BAV is reported in our consolidated balance sheets within “other liabilities.”
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we recorded goodwill impairment charges during the year ended December 31, 2020 of $180.8 million.
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
During the fourth quarter of 2020, we recorded goodwill impairment charges of $10.2 million related to our INSPIRE segment. We performed an annual quantitative assessment of goodwill for our INSPIRE segment due to sustained under-performance and a less optimistic outlook of the segment’s forecasted operating results. The fair value estimate was based on the present value of future discounted cash flows considered Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our cash flow assumptions were based on management’s expectation of the timing of recovery from the economic downturn. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the fourth quarter of 2020.
As of December 31, 2021, our Remington segment had $54.6 million of goodwill remaining and our Premier and INSPIRE segments had no goodwill remaining. No impairment charges or any other adjustments related to goodwill were recorded for the year ended December 31, 2021. Changes in circumstances due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic could result in additional impairment losses of all or a portion of our remaining goodwill and intangible asset balances. We will continue to monitor and evaluate our results and evaluate the likelihood of any potential impairment charges at our reporting units.
Indefinite-Lived Intangible Assets
As a result of the negative impact of the COVID-19 pandemic on our business, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and INSPIRE segments which resulted from changes in estimated future revenues. We updated this assessment in the fourth quarter of 2020 and recorded an additional impairment charge of $340,000 related to the INSPIRE trademarks. The Remington and INSPIRE trademarks were written down to $4.9 million and $1.2 million, respectively, based on a valuation using the relief-from-royalty method.
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment for the year ended December 31, 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, INSPIRE customer relationships and RED boat slip rights resulting from our acquisitions. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. Approximately $36,000 of impairment charges related to long-lived assets were recorded in 2020 based on the results of the recoverability tests.
Effect of Fair Value Measured Assets and Liabilities on Our Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Year Ended December 31,
	2021	2020	2019
Assets
Restricted investment: (1)
Ashford Trust common stock	$(336)	$(200)	$—
Braemar common stock	(42)	(186)	—
Goodwill	—	(180,783)	—
Intangible assets, net	(1,160)	(8,018)	—
Property and equipment, net	—	(36)	—
Total	$(1,538)	$(189,223)	$—
Liabilities
Contingent consideration (2)	$(23)	$(436)	$(4,244)
Subsidiary compensation plan (3)	(295)	131	(47)
Deferred compensation plan (3)	(1,671)	3,012	5,732
Total	$(1,989)	$2,707	$1,441
Net	$(3,527)	$(186,516)	$1,441
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
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2021
Equity securities (1)	$1,068	$—	$(492)	$576
__________________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)     Distribution of $855,000 of available-for-sale securities occurred in the year ended December 31, 2021. Unrealized gains and losses associated with available-for-sale securities are included within “accumulated other comprehensive income” in our consolidated balance sheets.

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

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$576	$576	$290	$290
Financial liabilities measured at fair value:
Deferred compensation plan	$3,326	$3,326	$1,707	$1,707
Contingent consideration	—	—	1,735	1,735
Financial assets not measured at fair value:
Cash and cash equivalents	$37,571	$37,571	$45,270	$45,270
Restricted cash	34,878	34,878	37,396	37,396
Accounts receivable, net	7,622	7,622	3,458	3,458
Notes receivable	2,880	2,880	—	—
Due from affiliates	165	165	353	353
Due from Ashford Trust	2,575	2,575	13,198	13,198
Due from Braemar	1,144	1,144	2,142	2,142
Investments in unconsolidated entities	3,581	3,581	3,687	3,687
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$39,897	$39,897	$40,378	$40,378
Dividends payable	34,574	34,574	16,280	16,280
Due to affiliates	—	—	1,471	1,471
Other liabilities	25,899	25,899	28,170	28,170
Notes payable	59,622	56,641 to 62,603	62,768	59,629 to 65,906
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Accounts receivable, net, due from affiliates, due from Ashford Trust, due from Braemar, notes receivable, accounts payable and accrued expenses, dividends payable, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Investments in unconsolidated entities. The carrying value of the assets resulting from investment in unconsolidated entities approximates fair value based on recent observable transactions. This is considered a level 2 valuation technique. See note 2.
Notes payable. The fair value of notes payable is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.
11. Commitments and Contingencies
Purchase Commitment—As of December 31, 2021, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement, must be fulfilled by December 31, 2022.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2021, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the ADA and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
12. Equity (Deficit)
Capital Stock—In accordance with the Company’s charter, we are authorized to issue 200 million shares of capital stock, consisting of 100 million shares of common stock, par value $0.001 per share, 50 million shares of blank check common stock, par value $0.001 per share, and 50 million shares of preferred stock, par value $0.001 per share, 19,120,000 of which is designated as Series D Convertible Preferred Stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Shareholder Rights Plan—On March 13, 2020, the Board adopted a shareholder rights plan (the “2020 Rights Agreement”). The 2020 Rights Agreement was intended to improve the bargaining position of the Board in the event of an unsolicited offer to acquire our outstanding shares of common stock. Pursuant to the 2020 Rights Agreement, the Board declared a dividend of one preferred share purchase right (a “Right”) payable on March 23, 2020, for each outstanding share of common stock, par value $0.001 per share, outstanding on March 23, 2020 to the stockholders of record on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series E Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $275 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights become exercisable upon certain conditions, as defined in the rights agreement. At any time prior to the time any person or group becomes an Acquiring Person, as defined in the rights agreement, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. The value of the Rights was de minimis. The 2020 Rights Agreement expired on February 13, 2021.
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2021	2020	2019
(Income) loss allocated to noncontrolling interests:
OpenKey	$799	$670	624
RED	(51)	412	(105)
Pure Wellness	(70)	75	(9)
Other	—	21	26
Total net (income) loss allocated to noncontrolling interests	$678	$1,178	$536

13. Mezzanine Equity
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
A summary of the activity of the member interest units is as follow (in thousands):

	Year Ended December 31,
	2021	2020	2019
Units outstanding at beginning of year	4	4	4
Units redeemed for cash	—	—	—
Units outstanding at end of year	4	4	4
Units convertible/redeemable at end of year	4	4	4
Redeemable noncontrolling interest additionally includes redeemable ownership interests in the common stock of our consolidated subsidiary OpenKey for the years ended December 31, 2021 and 2020 and INSPIRE for the year ended December 31, 2020. See also notes 1, 2, and 17 to our consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$63	$432	$54
INSPIRE	—	1,148	247
OpenKey	152	665	682
Total net (income) loss allocated to redeemable noncontrolling interests	$215	$2,245	$983
Convertible Preferred Stock—Our convertible preferred stock is included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control.
On November 6, 2019, we completed the acquisition of Remington Lodging’s hotel management business and Marietta for $275 million, payable by the issuance of $275 million of a new Ashford Inc. Series D Convertible Preferred Stock. In the previous transaction for Remington Lodging’s design and construction business, the sellers received $203 million of Maryland Ashford’s Series B Convertible Preferred Stock. For the transaction involving Remington Lodging’s hotel management business, that $203 million of Maryland Ashford’s Series B Convertible Preferred Stock was exchanged, pursuant to a merger transaction whereby Maryland Ashford became our wholly owned subsidiary, for $203 million of Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Series D Convertible Preferred Stock, and no Series B Convertible Preferred Stock, was outstanding).
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
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019, we recorded $1.1 million, $2.9 million and $1.9 million respectively, of amortization related to preferred stock discounts.
The Company declared dividends which were due with respect to its Series D Convertible Preferred Stock of $8.4 million for each of the first and third quarters of 2021 which were paid on April 15, 2021 and October 15, 2021, respectively. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2021. As of December 31, 2021, the Company had aggregate undeclared preferred stock dividends of approximately $34.6 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $34.6 million and $16.3 million at December 31, 2021 and 2020, respectively, are recorded as a liability in our consolidated balance sheets as “dividends payable.”
Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Preferred dividends - declared	$16,706	$15,815	$14,435
Preferred dividends per share - declared	$0.8737	$0.8271	$1.4775
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	December 31, 2021	December 31, 2020
Aggregate preferred dividends - undeclared	$34,574	$16,280
Aggregate preferred dividends - undeclared per share	$1.8083	$0.8515

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 2,843,745 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2021, 508,717 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 707,918 shares of our common stock, or securities convertible into 707,918 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2022.
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our consolidated statements of operations. The components of equity-based compensation expense for the years ended December 31, 2021, 2020, and 2019 are presented below by award type (in thousands):

	Year Ended December 31,
	2021	2020	2019
Equity-based compensation
Option amortization (1)	$2,641	$4,347	$8,313
Employee equity grant expense (2)	1,217	787	95
Director and other non-employee equity grants expense (3)	695	428	466
Total equity-based compensation	$4,553	$5,562	$8,874

Other equity-based compensation
REIT equity-based compensation (4)	$19,098	$17,325	$25,987
	$23,651	$22,887	$34,861
________
(1)    As of December 31, 2021, the Company had approximately $346,000 of total unrecognized compensation expense related to options that will be recognized over a weighted average period of 0.2 years. The year ended December 31, 2020, includes the forfeiture of 98,603 options from the voluntary resignation of Douglas A. Kessler, Senior Managing Director of the Company, in May of 2020.
(2)    As of December 31, 2021, the Company had approximately $1.9 million of total unrecognized compensation expense related to restricted shares that will be recognized over a weighted average period of 1.7 years.
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
As of December 31, 2021, we had outstanding equity-based compensation awards as follows:
Stock Options—The Company did not grant any stock option grants during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, we granted 300,000 stock options to employees with grant date fair value of $7.9 million. The grant price of the options was the market value of our stock on the date of grant. The options vest three years from the grant date with a maximum option term of ten years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Due to our lack of history, we do not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. We were not able to use the “simplified” method as described in SAB 107 and 110 because the options remain exercisable for the full contractual term upon termination. Therefore, we used an adjusted simplified method, where any options expected to be forfeited over the term of the option were assumed to be exercised at full term and all other options were assumed to be exercised at the midpoint of the average time-to-vest and the full contractual term. We will continue to evaluate the expected life as we accumulate more data. Additionally, we do not have adequate historical stock price information on which to base the expected volatility assumption. In order to estimate volatility,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

we utilized the weighted average of our own stock price volatility based on daily data points over our full trading history and the average of the most recent historical volatilities of our peer group commensurate with the option’s expected life (or full history if the peer had insufficient trading history).
The weighted average assumptions used to value grant options are detailed below:

Year Ended December 31,
2019
Weighted-average grant date fair value	$26.42
Weighted average assumptions used:
Expected volatility	39.0%
Expected term (in years)	6.5
Risk-free interest rate	2.6%
Expected dividend yield	—%
A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per option)	(In years)	(In thousands)
Outstanding, January 1, 2019	1,236	$69.26	7.21	$2,126
Granted	300	61.12	10.00	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(2)	70.67	9.10	—
Outstanding, December 31, 2019	1,534	67.66	6.79	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(100)	73.39	8.11	—
Outstanding, December 31, 2020	1,434	67.26	5.67	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(3)	69.51	7.67	—
Conversions to Class 2 LTIP Units	(631)	62.72	4.80	—
Outstanding, December 31, 2021	800	70.84	4.56	—
Options exercisable at December 31, 2021	636	$73.33	3.89	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2021, the Company had approximately $221,000 of total unrecognized compensation expense, related to stock options that will be recognized over the weighted average period of 0.2 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Class 2 LTIP Units—On September 10, 2021, the independent members of the Board of Directors of the Company approved Amendment No. 1 (the “Amendment”) to the Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC (a subsidiary operating partnership of the Company), dated as of November 6, 2019 (the “LLC Agreement”). The purpose of the Amendment is to create a new class of Class 2 Long-Term Incentive Partnership Units (the “Class 2 LTIP Units”) in Ashford Hospitality Holdings LLC (“AHH”), which replicate the economics of a stock option granted by the Company by converting (prior to the applicable final conversion date) into a number of long-term incentive partnership units (the “LTIP Units”) in AHH based on the appreciation in a share of the Company’s common stock over the issue price of the applicable Class 2 LTIP Unit. LTIP Units are in turn convertible into common limited partnership units of AHH, which are themselves redeemable for cash or convertible into shares of the Company’s common stock on a 1-for-1 basis at the sole option of the Company. The Amendment was approved in order to provide certain executives of the Company the opportunity to substitute historical stock options granted by the Company with Class 2 LTIP Units awarded under the Company’s 2014 Incentive Plan, as amended, with such Class 2 LTIP Units having an issue price equal to the exercise price of the applicable substituted option, the same vesting conditions as the applicable substituted option and a final conversion date that is the same as the expiration date of the applicable substituted option. There was no incremental expense recognized upon conversion as the fair value of the Class 2 LTIP Units and the applicable substituted options were the same.
A summary of Class 2 LTIP Unit activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2021	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Conversions from stock options	631	62.72	4.80	—
Outstanding, December 31, 2021	631	62.72	4.80	—
Options exercisable at December 31, 2021	541	$62.99	4.41	$—
The aggregate intrinsic value represents the difference between the exercise price of the Class 2 LTIP Units and the quoted closing common stock price as of the end of the period. At December 31, 2021, the Company had approximately $125,000 of total unrecognized compensation expense, related to Class 2 LTIP Units that will be recognized over the weighted average period of 0.2 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock—A summary of our restricted stock activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2021		2020		2019
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	241	$10.45	—	$—	—	$—
Restricted shares granted (1)	172	9.03	686	7.43	5	31.79
Restricted shares vested	(107)	9.19	(417)	5.78	(5)	31.79
Restricted shares forfeited	(3)	9.87	(28)	10.28	—	—
Outstanding at end of year	303	$9.93	241	$10.45	—	$—
________
(1) Equity-based compensation expense of $580,000, $1.0 million and $150,000 was recognized in connection with stock grants of 172,000, 390,000 and 5,000 to our employees and independent directors for the years ended December 31, 2021, 2020 and 2019, respectively. Restricted shares granted and vested for the year ended December 31, 2020 includes 296,000 shares which immediately vested related to the payment of 25% of the 2019 annual bonuses awarded to certain executive officers of the Company, including the Company’s named executive officers, which was delayed beyond their standard payment date in March 2020. Restricted shares that vested for the year ended December 31, 2021 had a fair value of $915,000 at the date of vesting.
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
A summary of our DSU activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2021		2020		2019
	DSUs	Weighted Average Price Per Share at Grant	DSUs	Weighted Average Price Per Share at Grant	DSUs	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	43	$9.67	7	$31.79	—	$—
DSUs granted (1)	23	9.70	37	6.12	7	31.79
DSUs settled	—	—	(1)	31.79	—	—
Outstanding at end of year	66	$9.68	43	$9.67	7	$31.79
________
(1) Equity-based compensation expense of $225,000 was recognized in connection with grants of 23,000, 37,000 and 7,000 immediately vested DSUs to our independent directors for the years ended December 31, 2021, 2020 and 2019.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Employee Benefit Plans
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
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2021	2020	2019
Change in fair value
Unrealized gain (loss)	$(1,601)	$3,012	$5,732

Distributions
Fair value (1)	$51	$11	$113
Shares (1)	3	1	3
________
(1)    Distributions made to one participant.
As of December 31, 2021 and December 31, 2020, the carrying value of the DCP liability was $3.3 million and $1.7 million, respectively.
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
Due to the significant negative impact on the Company’s operations and financial results from COVID-19, Ashford LLC and our consolidated subsidiaries did not offer the company matches to their respective 401(k) programs beginning in the second quarter of 2020. For the years ended December 31, 2021, 2020 and 2019, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $0, $884,000, and $867,000, respectively. For the years ended December 31, 2021, 2020 and 2019, “cost of revenues for design and construction” on our consolidated statements of operations included matching expense of $0, $46,000 and $169,000, respectively.
Subsidiary Compensation Plan—Remington has an employee compensation plan under which it awards to employees, subject to vesting, shares of Ashford Trust and Braemar common stock, which were purchased on the open market. The compensation plan liability is based on ratably accrued vested shares through December 31, 2021, which are exercisable upon vesting. As of December 31, 2021 and 2020, the subsidiary compensation plan accrued liability in the amount of $164,000 and $89,000, respectively, was recorded in “accounts payable and accrued expenses” in our consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019, the related loss of $295,000, gain of $131,000, and loss of $47,000,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively, incurred subsequent to our acquisition of Remington in November 2019, was included in “salaries and benefits” in our consolidated statements of operations. See note 9.
16. Income Taxes
The following table reconciles the income tax benefit at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax benefit at federal statutory income tax rate	$2,261	$48,534	$2,955
State income tax expense, net of federal income tax benefit	437	2,675	(1,768)
Income passed through to common unit holders and noncontrolling interests	(32)	94	38
Permanent differences	(1,086)	(1,397)	(1,299)
Nondeductible impairment of goodwill	—	(35,820)	—
Valuation allowance	(860)	(1,051)	(1,043)
Other	(558)	1,220	(423)
Total income tax (expense) benefit	$162	$14,255	$(1,540)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(4,192)	$(7,116)	$(1,309)
Foreign	(223)	25	(809)
State	(479)	(1,064)	(1,352)
Total current	(4,894)	(8,155)	(3,470)
Deferred:
Federal	4,081	17,938	2,828
Foreign	(203)	136	(189)
State	1,178	4,336	(709)
Total deferred	5,056	22,410	1,930
Total income tax (expense) benefit	$162	$14,255	$(1,540)
Interest of $32,000 and penalties of $0 and $11,000 were received from or were paid to taxing authorities for the years ended December 31, 2021, 2020 and 2019, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2021 and 2020, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$(698)	$(490)
Investments in unconsolidated entities and joint ventures	15	1,620
Capitalized acquisition costs	5,575	5,547
Deferred compensation	850	535
Accrued expenses	2,045	4,896
Equity-based compensation	10,700	9,764
Property and equipment	(5,106)	(2,664)
Intangibles	(47,061)	(58,656)
Deferred revenue	1,120	1,822
Net operating loss	6,436	5,585
Deferred tax asset (liability)	(26,124)	(32,041)
Valuation allowance	(6,724)	(5,863)
Net deferred tax asset (liability)	$(32,848)	$(37,904)
As of December 31, 2021, the Company has net operating loss carryforwards of approximately $30.0 million for tax purposes, which will be available to offset future taxable income, subject to certain limitations. If not used, $2.5 million and $3.4 million will expire in 2036 and 2037, respectively. The remaining $24.1 million of net operating losses have an indefinite carryforward period.
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

At December 31, 2021, there is a full valuation allowance on the deferred tax assets related to OpenKey and related to INSPIRE’s operations in Mexico and the Dominican Republic, collectively totaling $6.7 million. We are able to recognize our remaining deferred tax assets based on future taxable income from reversing taxable temporary differences associated with the deferred tax liability recognized as a result of the Premier and Remington acquisitions.
A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$—	$471	$—
Gross increases for tax positions of prior years	—	—	218
Gross decreases for tax positions of prior years	—	(471)	—
Gross increases for tax positions of current year	—	—	253
Gross decreases for tax positions of current year	—	—	—
Settlements with taxing authorities	—	—	—
Statute of limitations expirations	—	—	—
Balance at the end of year	$—	$—	$471
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $0 as of December 31, 2021. The Company’s policy is to record penalty and interest as a component of income tax expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 1, 2017, in Mexico and the Dominican Republic. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
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
On October 12, 2021, Ashford Trust entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with certain funds and accounts managed by Oaktree Capital Management, L.P., as lenders, and Oaktree, as administrative agent. Amendment No. 1, subject to the conditions set forth therein, among other things, suspends Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement, as amended. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap. The $7.2 million payment was recorded as revenue in “advisory services fees” in our consolidated statements of operations for the year ended December 31, 2021.
At December 31, 2021, the quarterly base fee was 0.70% per annum. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record cost reimbursement revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “reimbursed expenses.” We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in our advisory agreement.
In addition, Premier is party to a master project management agreement with Ashford Trust OP and Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP. On March 20, 2020, we amended the master project management agreement to provide that Premier’s fees shall be paid by Ashford Trust to Premier upon the completion of any work provided by third-party vendors to Ashford Trust.
Further, Ashford Trust entered into hotel master management agreements with Remington Lodging (then wholly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) governing the terms of Remington Lodging’s provision of hotel management

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

services and design and construction services with respect to hotels owned or leased by Ashford Trust in 2003, as amended, and 2006. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Ashford Trust amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Ashford Trust’s TRSs by Remington Lodging by entering into the Consolidated, Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018 (the “Ashford Trust Master Hotel management Agreement”).
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
At the time of amendment, Lismore had been paid approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, Ashford Trust is still entitled, in the event that Ashford Trust does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees Ashford Trust or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by Ashford Trust to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $10.3 million and $5.7 million, respectively. As of December 31, 2021 and 2020, the Company recorded $2.4 million and $7.3 million, respectively, as deferred income. Additionally, the independent members of the Board accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Ashford Trust Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $149,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. The deferred income related to the various Lismore fees described above are being recognized over the 24 month term of the agreement on a straight line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in the period a transaction or financing event closes. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands) as shown below. Cost reimbursement revenue and reimbursed expenses for our Remington segment have been revised as stated in note 2 for the years ended December 31, 2020 and 2019. All revisions to prior period amounts stated within note 2 occurred within our Remington segment.

	Year Ended December 31,
	2021	2020	2019
REVENUES BY TYPE
Advisory services fees:
Base advisory fees (1)	$36,239	$34,744	$32,486

Hotel management fees:
Base management fees	17,819	15,923	3,796
Incentive management fees	4,180	—	434
Total hotel management fees revenue (2)	21,999	15,923	4,230

Design and construction fees revenue (3)	4,032	4,964	16,587

Other revenue
Debt placement and related fees (5)	11,381	5,853	1,294
Claims management services (6)	74	118	75
Lease revenue (7)	—	—	3,783
Other services (8)	1,628	1,496	1,784
Total other revenue	13,083	7,467	6,936

Cost reimbursement revenue	162,920	137,131	67,632

Total revenues	$238,273	$200,229	$127,871

REVENUES BY SEGMENT (9)
REIT advisory	$51,726	$50,574	$63,345
Remington	167,600	133,489	40,547
Premier	5,939	6,800	20,004
OpenKey	119	234	111
Corporate and other	12,889	9,132	3,864
Total revenues	$238,273	$200,229	127,871

COST OF REVENUES
Cost of revenues for audio visual (4)	$2,969	$2,241	$7,438

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$6,734	$5,123	$16,897
Watersports, ferry and excursion services from guests at REIT properties (4)	545	125	—
________
(1)    Advisory services fees earned from Ashford Trust during the year ended December 31, 2021, includes $7.2 million of advisory fees which were paid by Ashford Trust in December of 2021 that were previously deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 for discussion of the advisory services fees revenue recognition policy.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)    Hotel management fees revenue is reported within our Remington segment. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lessor of 1% of each hotels’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. See note 3 for discussion of the hotel management fees revenue recognition policy.
(3)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
(4)    INSPIRE and RED primarily contract directly with customers to whom they provide services. INSPIRE and RED recognize the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, for INSPIRE and RED are recognized in “cost of revenues for audio visual” and “other” operating expense, respectively, in our consolidated statements of operations. See note 3 for discussion of the revenue recognition policy.
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
The following table summarizes amounts due (to) from Ashford Trust, net at December 31, 2021 and 2020 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2021	December 31, 2020
Ashford LLC	$691	$9,152
AIM	—	(111)
Remington	(44)	498
Premier	737	(268)
INSPIRE	985	136
OpenKey	16	12
Pure Wellness	177	359
Lismore	13	3,420
Due from Ashford Trust	$2,575	$13,198

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Braemar—We are also a party to an amended and restated advisory agreement with Braemar and its operating subsidiary Braemar Hospitality Limited Partnership (“Braemar OP”). Prior to January 15, 2019, the base fee was paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Key Money Asset Management Fee (defined in the advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing its day-to-day operations in accordance with its investment guidelines. Total market capitalization includes the aggregate principal amount of Braemar’s consolidated indebtedness (including its proportionate share of debt of any entity that is not consolidated but excluding its joint venture partners’ proportionate share of consolidated debt). Upon effectiveness of the Braemar ERFP Agreement on January 15, 2019, the base fee is paid monthly calculated as 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Braemar based on a pro rata allocation as determined by the ratio of Braemar’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record cost reimbursement revenue for equity grants of Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “reimbursed expenses.” We are also entitled to an incentive advisory fee that is measured annually in each year that Braemar’s annual total stockholder return exceeds the average annual total stockholder return for Braemar’s peer group, subject to the FCCR Condition, as defined in the advisory agreement.
In addition, Premier is party to a master project management agreement with Braemar OP and Braemar TRS Yountville LLC, a wholly owned subsidiary of Braemar OP to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP. On March 20, 2020, we amended the project management agreement to provide that Premier’s fees shall be paid by Braemar to Premier upon the completion of any work provided by third-party vendors to Braemar.
In 2014, Braemar entered into a hotel master management agreement with Remington Lodging (then wholly owned by Mr. Monty J. Bennett, our Chairman and Mr. Archie Bennett, Jr., who is Monty J. Bennett’s father.) governing the terms of Remington Lodging’s provision of hotel management services and design and construction services with respect to hotels owned or leased by Braemar. In connection with the Company’s acquisition of Premier from Remington Lodging in August 2018, Braemar amended and restated the original hotel master management agreement to provide only for hotel management services to be provided to Braemar’s TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “Braemar master hotel management agreement.” In connection with the Company’s subsequent acquisition of Remington Lodging on November 6, 2019, Remington Lodging became a subsidiary of the Company, and the Braemar master hotel management agreement between Remington Lodging and Braemar remains in effect. Braemar pays the Company a monthly hotel management fee equal to the greater of $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Under the original terms of the Braemar Master Hotel Management Agreement, Braemar paid us on the fifth day of each month for the base fees in the preceding month. On March 13, 2020, Braemar entered into the Braemar Hotel Management Letter Agreement with the Company. In order to allow the Company to better manage its corporate working capital and to ensure the continued efficient operation of the Braemar hotels managed by Remington, Braemar agreed to pay the base fee and to reimburse all expenses for Remington-managed hotels on a weekly basis for the preceding week, rather than on a monthly basis. The Braemar Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by Braemar.
On March 20, 2020, Lismore entered into an agreement with Braemar to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels (the “Braemar Agreement”). The Braemar Agreement was terminated effective March 20, 2021. Upon entering into the Braemar Agreement, Braemar made an initial payment of approximately $1.4 million. Braemar also paid the Company a total of $1.4 million in six equal installments beginning April 20, 2020 and ending September 20, 2020, of which $681,000 was subject to claw back and was set-off against the cash payment of Braemar’s base advisory fees upon the termination of the Braemar Agreement in March 2021. Braemar additionally paid the Company approximately $1.4 million in success fees in connection with signed forbearance or other agreements, of which no amounts were available for claw back. In total, Braemar paid approximately $4.1 million under the Braemar Agreement. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $853,000 and $2.6 million, respectively, related to the Braemar Agreement. As of December 31, 2021 and 2020, the Company recorded $0 and $1.6 million, respectively, as deferred income.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the revenues and expenses related to Braemar (in thousands) as shown below. Cost reimbursement revenue and reimbursed expenses for our Remington segment have been revised as stated in note 2 for the years ended December 31, 2020 and 2019. All revisions to prior period amounts stated within note 2 occurred within our Remington segment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2021	2020	2019
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$10,806	$9,981	$10,499
Incentive advisory fees (1)	—	—	678
Other advisory revenue (2)	521	522	521
Total advisory services fees revenue	11,327	10,503	11,698

Hotel management fees:
Base management fees	2,304	1,037	248
Incentive management fees	612	—	38
Total hotel management fees revenue (3)	2,916	1,037	286

Design and construction fees revenue (4)	2,230	2,127	8,547

Other revenue
Watersports, ferry and excursion services (6)	2,605	950	1,010
Debt placement and related fees (7)	1,003	2,559	704
Claims management services (8)	7	108	135
Lease revenue (9)	—	—	335
Other services (10)	192	190	267
Total other revenue	3,807	3,807	2,451

Cost reimbursement revenue	30,394	18,898	13,239

Total revenues	$50,674	$36,372	$36,221

REVENUES BY SEGMENT (11)
REIT advisory	$22,911	$19,581	$21,334
Remington	18,345	9,524	2,437
Premier	3,009	2,848	10,123
RED	2,605	950	1,010
OpenKey	38	84	52
Corporate and other	3,766	3,385	1,265
Total revenues	$50,674	$36,372	$36,221

COST OF REVENUES
Cost of revenues for audio visual (5)	$998	$495	$561
Other (5)	421	149	14

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$2,175	$1,151	$1,329
Watersports, ferry and excursion services from guests at REIT properties (5)	2,117	550	347
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(3)    Hotel management fees revenue is reported within our Remington segment. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lessor of 1% of each hotels’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. See note 3 for discussion of the hotel management fees revenue recognition policy.
(4)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
(5)    INSPIRE and RED primarily contract directly with third-party customers to whom they provide services. INSPIRE and RED recognize the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Braemar, for INSPIRE and RED are recognized in “cost of revenues for audio visual” and “other” operating expense, respectively, in our consolidated statements of operations. See note 3 for discussion of the revenue recognition policy.
(6)    Watersports, ferry and excursion services revenue includes revenue that is earned by RED for providing services directly to Braemar rather than contracting with third-party customers.
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
The following table summarizes amounts due (to) from Braemar, net at December 31, 2021 and 2020 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2021	December 31, 2020
Ashford LLC	$354	$1,978
Remington	(234)	(162)
Premier	327	179
INSPIRE	494	2
OpenKey	2	3
RED	201	142
Due from Braemar	$1,144	$2,142

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
On March 13, 2020, the Company entered into the Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of December 31, 2021, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 11.
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
In the first quarter of 2021, Ashford Trust purchased FF&E from the Company at the fair market value of $82,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $107,000 which is included within “other” operating expense in our consolidated statements of operations. Additionally, on January 20, 2021, Ashford Trust sold Le Meridian. The hotel contained FF&E with a net book value of $399,000 which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. Pursuant to the agreement, Ashford Trust provided replacement FF&E to the Company in the third quarter of 2021 with a fair market value of $128,000, equal to the fair market value of the sold FF&E. The Company recorded a loss on disposal of FF&E of $271,000 within “other” operating expense in our consolidated statements of operations. The replacement FF&E was subsequently leased back to Ashford Trust rent-free.
During the second quarter of 2021, the Company purchased $1.6 million of FF&E from Braemar. The Company set-off the purchased FF&E against a $1.6 million outstanding receivable previously incurred by Braemar which was recorded in “due from Braemar” on our consolidated balance sheets as of December 31, 2020. The FF&E purchased by the Company was subsequently leased back to Braemar rent-free.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the second quarter of 2021, Braemar purchased FF&E from the Company at the fair market value of $144,000 upon expiration of the underlying leases of the FF&E under the Braemar ERFP Agreement. The Company recorded a loss on sale of the FF&E of $267,000 which is included within “other” operating expense in our consolidated statements of operations.
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
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022. Braemar and the Company will continue to be parties to the Fifth Amended and Restated Advisory Agreement, dated April 23, 2018, as amended.
Ashford Securities—On September 25, 2019, the Company announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow the Company’s existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement (the “Initial Contribution Agreement”) with Ashford Inc. pursuant to which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. These costs were allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023, there will be a true up (the “Initial True-up Date”) between Ashford Trust and Braemar whereby the actual expense reimbursements paid by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively.
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by the Company, Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-up Date”) among the Company, Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by the Company, Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among the Company, Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Additionally, Braemar’s aggregate capital contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.8 million unless otherwise agreed to in writing by Braemar.
As of December 31, 2021, Ashford Trust and Braemar have funded approximately $3.5 million and $3.5 million, respectively. The Company recognized $0, $2.0 million and $896,000 of cost reimbursement revenue from Ashford Trust for the years ended December 31, 2021, 2020 and 2019, respectively, in our consolidated statements of operations. The Company recognized $2.6 million, $719,000 and $347,000 of cost reimbursement revenue from Braemar for the years ended December 31, 2021, 2020 and 2019, respectively, in our consolidated statements of operations. Cost reimbursement revenue from Braemar for the year ended December 31, 2021, includes $410,000 of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.
Other Related Party Transactions—The Company leases office space from RHC, an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the years ended December 31, 2021, 2020 and 2019, we recorded $3.4 million, $3.4 million and $2.0 million in rent expense related to our corporate office lease with RHC. See note 7.
Prior to our acquisition of Remington Lodging, we reimbursed Remington Lodging and its subsidiaries, which were beneficially owned by Mr. Monty J. Bennett, our chairman and chief executive officer and Mr. Archie Bennett, Jr., Ashford Trust’s chairman emeritus, for various overhead expenses, including rent, payroll, office supplies, travel and accounting. These charges were allocated based on various methodologies, including headcount and actual amounts incurred, and the allocations were approved quarterly by Ashford Inc. and Remington Lodging management. Reimbursements prior to our November 6, 2019 acquisition of Remington Lodging are included in “general and administrative” and “cost of revenues for design and construction” expenses on the consolidated statements of operations. The charges totaled $6.6 million for the year ended December 31, 2019.

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
Ashford Trust held a 16.65% and 17.52% noncontrolling interest in OpenKey, and Braemar held an 7.77% and 8.18% noncontrolling interest in OpenKey as of December 31, 2021 and 2020, respectively. Ashford Trust invested $500,000, $431,000 and $647,000 in OpenKey during the years ended December 31, 2021, 2020 and 2019, respectively. Braemar invested $233,000, $26,000 and $332,000 in OpenKey during the years ended December 31, 2021, 2020 and 2019, respectively. See also notes 1, 2, 12, and 13.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into on November 6, 2019 in connection with Company’s acquisition of Remington from the Bennetts. The gross amount of expenses and reimbursements for these transition services for the years ended December 31, 2021, 2020 and 2019 were $405,000, $387,000 and $73,000 respectively.
Premier, a subsidiary of the Company, provides, from time to time, design and construction services to Mr. Monty J. Bennett related to the construction or maintenance of Mr. Bennett’s personal residential properties for which we are reimbursed. The gross amount of expenses and reimbursements for these design and construction services for the years ended December 31, 2021, 2020 and 2019 were $27,000, $42,000 and $223,000.
The expenses and reimbursements for transition services and design and construction services are recorded on a net basis and, therefore, the reimbursed activity does not impact our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.
An officer of INSPIRE owned the INSPIRE headquarters property including the adjoining warehouse space through December 2020 when it was sold to a third party. Rental expense for the periods in which the INSPIRE headquarters was owned by an officer of INSPIRE were $308,000 and $307,000 for the years ended December 31, 2020 and 2019, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(9,925)	$(212,365)	$(13,855)
Less: Dividends on preferred stock, declared and undeclared (1)	(35,000)	(32,095)	(14,435)
Less: Amortization of preferred stock discount	(1,053)	(2,887)	(1,928)
Add: Deemed Contribution on preferred stock	—	—	1,161
Undistributed net income (loss) allocated to common stockholders	(45,978)	(247,347)	(29,057)
Distributed and undistributed net income (loss) - basic	$(45,978)	$(247,347)	$(29,057)
Effect of deferred compensation plan	—	—	(5,732)
Distributed and undistributed net income (loss) - diluted	$(45,978)	$(247,347)	$(34,789)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,756	2,284	2,416
Effect of deferred compensation plan shares	—	—	152
Weighted average common shares outstanding – diluted	2,756	2,284	2,568

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(16.68)	$(108.30)	$(12.03)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(16.68)	$(108.30)	$(13.55)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 13.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(63)	$(432)	$(54)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	(152)	(1,813)	(929)
Deemed contribution on preferred stock	—	—	(1,161)
Dividends on preferred stock, declared and undeclared	35,000	32,095	14,435
Amortization of preferred stock discount	1,053	2,887	1,928
Total	$35,838	$32,737	$14,219
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	124	23	11
Effect of assumed exercise of stock options	—	—	20
Effect of assumed conversion of Ashford Holdings units	4	4	4
Effect of incremental subsidiary shares	145	504	159
Effect of assumed conversion of preferred stock	4,265	4,111	1,837
Total	4,538	4,642	2,031

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities, (b) Remington, which provides hotel management services, (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services, (d) INSPIRE, which provides event technology and creative communications solutions services, (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms, (f) RED, a provider of watersports activities and other travel and transportation services, (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia and (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry. For 2021, OpenKey, RED, Marietta and Pure Wellness do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose OpenKey as a reportable segment. Beginning December 31, 2021, the Company elected to additionally disclose RED as a reportable segment. As such, the Company has updated our presentation for the years ended December 31, 2020 and 2019 to align with the updated presentation. Accordingly, we have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Marietta and Pure Wellness into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
Our chief operating decision maker’s (“CODM”) primary measure of segment profitability is net income. Our CODM currently reviews assets at the consolidated level and does not currently review segment assets to make key decisions on resource allocations. Since such asset information by segment is not reviewed by our CODM, segment assets are not available for disclosure.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain information concerning our segments for the years ended December 31, 2021, 2020 and 2019 are presented in the following tables (in thousands). Cost reimbursement revenue and reimbursed expenses for our Remington segment have been revised as stated in note 2 for the years ended December 31, 2020 and 2019. All revisions to prior period amounts stated within note 2 occurred within our Remington segment. Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Year Ended December 31, 2021
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$47,566	$—	$—	$—	$—	$—	$—	$47,566
Hotel management fees	—	26,260	—	—	—	—	—	26,260
Design and construction fees	—	—	9,557	—	—	—	—	9,557
Audio visual	—	—	—	49,880	—	—	—	49,880
Other	81	20	—	—	23,867	1,965	21,396	47,329
Cost reimbursement revenue (1)	26,969	171,522	2,856	20	—	—	2,608	203,975
Total revenues	74,616	197,802	12,413	49,900	23,867	1,965	24,004	384,567
EXPENSES
Depreciation and amortization	4,039	12,141	12,230	1,880	400	15	1,893	32,598
Impairment	—	—	—	1,160	—	—	—	1,160
Other operating expenses (2)	645	14,525	8,846	52,228	18,547	5,170	52,125	152,086
Reimbursed expenses (1)	26,949	171,522	2,856	20	—	—	2,609	203,956
Total operating expenses	31,633	198,188	23,932	55,288	18,947	5,185	56,627	389,800
OPERATING INCOME (LOSS)	42,983	(386)	(11,519)	(5,388)	4,920	(3,220)	(32,623)	(5,233)
Equity in earnings (loss) of unconsolidated entities	—	(139)	—	—	—	—	13	(126)
Interest expense	—	—	—	(876)	(628)	—	(3,640)	(5,144)
Amortization of loan costs	—	—	—	(121)	(81)	—	(120)	(322)
Interest income	—	277	—	—	—	—	8	285
Realized gain (loss) on investments	—	(3)	—	—	—	—	—	(3)
Other income (expense)	—	10	—	(189)	(252)	7	(13)	(437)
INCOME (LOSS) BEFORE INCOME TAXES	42,983	(241)	(11,519)	(6,574)	3,959	(3,213)	(36,375)	(10,980)
Income tax (expense) benefit	(10,097)	(1,406)	2,414	1,326	(1,025)	—	8,950	162
NET INCOME (LOSS)	$32,886	$(1,647)	$(9,105)	$(5,248)	$2,934	$(3,213)	$(27,425)	$(10,818)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $8.6 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2020
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$45,247	$—	$—	$—	$—	$—	$—	$45,247
Hotel management fees	—	17,126	—	—	—	—	—	17,126
Design and construction fees	—	—	8,936	—	—	—	—	8,936
Audio visual	—	—	—	37,881	—	—	—	37,881
Other	237	—	—	—	9,663	1,479	14,223	25,602
Cost reimbursement revenue (1)	24,685	128,470	2,668	—	—	—	2,736	158,559
Total revenues	70,169	145,596	11,604	37,881	9,663	1,479	16,959	293,351
EXPENSES
Depreciation and amortization	9,131	13,943	12,628	1,968	329	19	1,939	39,957
Impairment	—	126,548	49,524	12,692	—	—	73	188,837
Other operating expenses (2)	8,035	12,751	7,930	45,125	9,942	4,044	42,159	129,986
Reimbursed expenses (1)	24,627	128,470	2,668	—	—	—	2,736	158,501
Total operating expenses	41,793	281,712	72,750	59,785	10,271	4,063	46,907	517,281
OPERATING INCOME (LOSS)	28,376	(136,116)	(61,146)	(21,904)	(608)	(2,584)	(29,948)	(223,930)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	212	212
Interest expense	—	—	—	(1,253)	(554)	—	(3,582)	(5,389)
Amortization of loan costs	—	—	—	(57)	(4)	—	(257)	(318)
Interest income	—	—	—	—	—	—	32	32
Realized gain (loss) on investments	—	(386)	—	—	—	—	—	(386)
Other income (expense)	—	27	—	(48)	(72)	(6)	(165)	(264)
INCOME (LOSS) BEFORE INCOME TAXES	28,376	(136,475)	(61,146)	(23,262)	(1,238)	(2,590)	(33,708)	(230,043)
Income tax (expense) benefit	(8,066)	3,108	3,267	5,060	523	—	10,363	14,255
NET INCOME (LOSS)	$20,310	$(133,367)	$(57,879)	$(18,202)	$(715)	$(2,590)	$(23,345)	$(215,788)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $9.4 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31, 2019
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$44,184	$—	$—	$—	$—	$—	$—	$44,184
Hotel management fees	—	4,526	—	—	—	—	—	4,526
Design and construction fees	—	—	25,584	—	—	—	—	25,584
Audio visual	—	—	—	110,609	—	—	—	110,609
Other	4,349	—	—	—	9,354	987	6,489	21,179
Cost reimbursement revenue (1)	36,168	38,539	4,996	—	—	—	1,243	80,946
Total revenues	84,701	43,065	30,580	110,609	9,354	987	7,732	287,028
EXPENSES
Depreciation and amortization	6,778	2,459	12,494	1,995	126	27	663	24,542
Other operating expenses (2)	—	2,555	11,821	110,815	8,826	3,399	55,879	193,295
Reimbursed expenses (1)	35,643	38,539	4,996	—	—	—	1,243	80,421
Total operating expenses	42,421	43,553	29,311	112,810	8,952	3,426	57,785	298,258
OPERATING INCOME (LOSS)	42,280	(488)	1,269	(2,201)	402	(2,439)	(50,053)	(11,230)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(286)	(286)
Interest expense	—	—	—	(1,114)	(349)	(2)	(594)	(2,059)
Amortization of loan costs	—	—	—	(55)	(26)	(35)	(192)	(308)
Interest income	—	—	—	—	—	—	46	46
Other income (expense)	—	2	—	30	(37)	19	(11)	3
INCOME (LOSS) BEFORE INCOME TAXES	42,280	(486)	1,269	(3,340)	(10)	(2,457)	(51,090)	(13,834)
Income tax (expense) benefit	(9,861)	(140)	(1,248)	271	(510)	—	9,948	(1,540)
NET INCOME (LOSS)	$32,419	$(626)	$21	$(3,069)	$(520)	$(2,457)	$(41,142)	$(15,374)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $1.4 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

Geographic Information
For revenues by geographical locations, see note 3. The following table presents property and equipment, net by geographic area as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
United States	$80,879	$84,784
Mexico	2,119	3,662
Dominican Republic	365	314
United Kingdom (Turks and Caicos Islands)	203	—
	$83,566	$88,760

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Concentration of Risk
During the years ended December 31, 2021, 2020 and 2019, our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Braemar. Additionally, Remington, Premier, OpenKey, RED, Pure Wellness and Lismore generated revenues through contracts with Ashford Trust and Braemar, as summarized in the table below, stated as a percentage of the consolidated subsidiaries’ total revenues. Remington’s percentage of total revenue has been revised to account for the revisions in cost reimbursement revenue as stated in note 2 for the years ended December 31, 2020 and 2019. All revisions to prior period amounts stated within note 2 occurred within our Remington segment.

	Year Ended December 31,
	2021	2020	2019
Percentage of total revenues from Ashford Trust and Braemar (1)
Remington	93.7%	97.9%	99.4%
Premier	72.1%	83.1%	98.5%
INSPIRE (2)	17.9%	16.6%	18.4%
OpenKey	8.0%	21.5%	16.5%
RED	10.9%	9.8%	10.8%
Pure Wellness	62.1%	73.7%	60.1%
Lismore	100.0%	100.0%	100.0%
________
(1)See note 17 for details regarding our related party transactions.
(2)Represents percentage of revenues earned by INSPIRE from customers at Ashford Trust and Braemar hotels. See note 2 for the discussion of audio visual revenue recognition policy.
The carrying amounts of net assets related to our INSPIRE operations in Mexico and the Dominican Republic decreased to a net deficit of $864,000 and $201,000, respectively, as of December 31, 2021, from a net deficit position of $389,000 and $30,000 as of December 31, 2020. The carrying amounts of net assets related to our RED operations in Turks and Caicos were $172,000 and $0 as of December 31, 2021 and 2020, respectively. For discussion of revenues by geographic location, see note 3.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Quarterly Financial Data (Unaudited)
As discussed in note 2, the Company determined that its interim consolidated financial statements for the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020 and September 30, 2021 and 2020 were materially misstated and needed to be restated.
The tables below set forth the impact of the restatement on the previously issued condensed consolidated statements of operations (in thousands). The error had no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of other comprehensive income (loss), condensed consolidated statements of equity (deficit) and condensed consolidated statements of cash flows.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended March 31, 2021 and 2020 (Unaudited, As Restated)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
REVENUE
Advisory services fees	$9,927	$—	$9,927	$11,836	$—	$11,836
Hotel management fees	4,472	—	4,472	6,124	—	6,124
Project management fees	1,542	—	1,542	3,938	—	3,938
Audio visual	3,611	—	3,611	29,674	—	29,674
Other	10,629	—	10,629	6,691	—	6,691
Cost reimbursement revenue	33,752	(1,565)	32,187	75,579	(7,282)	68,297
Total revenues	63,933	(1,565)	62,368	133,842	(7,282)	126,560
EXPENSES
Salaries and benefits	15,776	—	15,776	16,310	—	16,310
Cost of revenues for design and construction	758	—	758	1,451	—	1,451
Cost of revenues for audio visual	4,386	—	4,386	20,430	—	20,430
Depreciation and amortization	8,139	—	8,139	9,969	—	9,969
General and administrative	5,268	—	5,268	6,183	—	6,183
Impairment	—	—	—	178,213	—	178,213
Other	3,611	—	3,611	4,226	—	4,226
Reimbursed expenses	33,680	(1,565)	32,115	75,511	(7,282)	68,229
Total expenses	71,618	(1,565)	70,053	312,293	(7,282)	305,011
OPERATING INCOME (LOSS)	(7,685)	—	(7,685)	(178,451)	—	(178,451)
Equity in earnings (loss) of unconsolidated entities	(114)	—	(114)	236	—	236
Interest expense	(1,267)	—	(1,267)	(1,176)	—	(1,176)
Amortization of loan costs	(86)	—	(86)	(66)	—	(66)
Interest income	63	—	63	28	—	28
Realized gain (loss) on investments	(194)	—	(194)	(375)	—	(375)
Other income (expense)	(113)	—	(113)	(521)	—	(521)
INCOME (LOSS) BEFORE INCOME TAXES	(9,396)	—	(9,396)	(180,325)	—	(180,325)
Income tax (expense) benefit	951	—	951	2,085	—	2,085
NET INCOME (LOSS)	(8,445)	—	(8,445)	(178,240)	—	(178,240)
(Income) loss from consolidated entities attributable to noncontrolling interests	95	—	95	160	—	160
Net (income) loss attributable to redeemable noncontrolling interests	176	—	176	440	—	440
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(8,174)	—	(8,174)	(177,640)	—	(177,640)
Preferred dividends, declared and undeclared	(8,606)	—	(8,606)	(7,875)	—	(7,875)
Amortization of preferred stock discount	(316)	—	(316)	(810)	—	(810)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,096)	$—	$(17,096)	$(186,325)	$—	$(186,325)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(6.36)	$—	$(6.36)	$(84.73)	$—	$(84.73)
Weighted average common shares outstanding - basic	2,686	—	2,686	2,199	—	2,199
Diluted:
Net income (loss) attributable to common stockholders	$(6.36)	$—	$(6.36)	$(84.73)	$—	$(84.73)
Weighted average common shares outstanding - diluted	2,686	—	2,686	2,199	—	2,199

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended June 30, 2021 and 2020 (Unaudited, As Restated)

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
REVENUE
Advisory services fees	$10,062	$—	$10,062	$11,430	$—	$11,430
Hotel management fees	6,515	—	6,515	3,691	—	3,691
Project management fees	1,867	—	1,867	2,052	—	2,052
Audio visual	9,451	—	9,451	970	—	970
Other	12,166	—	12,166	3,337	—	3,337
Cost reimbursement revenue	48,279	(2,928)	45,351	24,118	2,388	26,506
Total revenues	88,340	(2,928)	85,412	45,598	2,388	47,986
EXPENSES
Salaries and benefits	17,392	—	17,392	13,677	—	13,677
Cost of revenues for design and construction	1,022	—	1,022	878	—	878
Cost of revenues for audio visual	6,872	—	6,872	2,316	—	2,316
Depreciation and amortization	8,259	—	8,259	10,109	—	10,109
General and administrative	6,591	—	6,591	4,341	—	4,341
Impairment	—	—	—	—	—	—
Other	5,059	—	5,059	1,361	—	1,361
Reimbursed expenses	48,145	(2,928)	45,217	24,055	2,388	26,443
Total expenses	93,340	(2,928)	90,412	56,737	2,388	59,125
OPERATING INCOME (LOSS)	(5,000)	—	(5,000)	(11,139)	—	(11,139)
Equity in earnings (loss) of unconsolidated entities	(58)	—	(58)	17	—	17
Interest expense	(1,288)	—	(1,288)	(1,246)	—	(1,246)
Amortization of loan costs	(45)	—	(45)	(90)	—	(90)
Interest income	72	—	72	1	—	1
Realized gain (loss) on investments	(179)	—	(179)	(11)	—	(11)
Other income (expense)	(172)	—	(172)	66	—	66
INCOME (LOSS) BEFORE INCOME TAXES	(6,670)	—	(6,670)	(12,402)	—	(12,402)
Income tax (expense) benefit	697	—	697	3,484	—	3,484
NET INCOME (LOSS)	(5,973)	—	(5,973)	(8,918)	—	(8,918)
(Income) loss from consolidated entities attributable to noncontrolling interests	234	—	234	278	—	278
Net (income) loss attributable to redeemable noncontrolling interests	19	—	19	644	—	644
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(5,720)	—	(5,720)	(7,996)	—	(7,996)
Preferred dividends, declared and undeclared	(8,633)	—	(8,633)	(7,940)	—	(7,940)
Amortization of preferred stock discount	(311)	—	(311)	(795)	—	(795)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,664)	$—	$(14,664)	$(16,731)	$—	$(16,731)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(5.31)	$—	$(5.31)	$(7.37)	$—	$(7.37)
Weighted average common shares outstanding - basic	2,764	—	2,764	2,269	—	2,269
Diluted:
Net income (loss) attributable to common stockholders	$(5.31)	$—	$(5.31)	$(7.37)	$—	$(7.37)
Weighted average common shares outstanding - diluted	2,764	—	2,764	2,269	—	2,269

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2021 and 2020 (Unaudited, As Restated)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
REVENUE
Advisory services fees	$19,989	$—	$19,989	$23,266	$—	$23,266
Hotel management fees	10,987	—	10,987	9,815	—	9,815
Project management fees	3,409	—	3,409	5,990	—	5,990
Audio visual	13,062	—	13,062	30,644	—	30,644
Other	22,795	—	22,795	10,028	—	10,028
Cost reimbursement revenue	82,031	(4,493)	77,538	99,697	(4,894)	94,803
Total revenues	152,273	(4,493)	147,780	179,440	(4,894)	174,546
EXPENSES
Salaries and benefits	33,168	—	33,168	29,987	—	29,987
Cost of revenues for design and construction	1,780	—	1,780	2,329	—	2,329
Cost of revenues for audio visual	11,258	—	11,258	22,746	—	22,746
Depreciation and amortization	16,398	—	16,398	20,078	—	20,078
General and administrative	11,859	—	11,859	10,524	—	10,524
Impairment	—	—	—	178,213	—	178,213
Other	8,670	—	8,670	5,587	—	5,587
Reimbursed expenses	81,825	(4,493)	77,332	99,566	(4,894)	94,672
Total expenses	164,958	(4,493)	160,465	369,030	(4,894)	364,136
OPERATING INCOME (LOSS)	(12,685)	—	(12,685)	(189,590)	—	(189,590)
Equity in earnings (loss) of unconsolidated entities	(172)	—	(172)	253	—	253
Interest expense	(2,555)	—	(2,555)	(2,422)	—	(2,422)
Amortization of loan costs	(131)	—	(131)	(156)	—	(156)
Interest income	135	—	135	29	—	29
Realized gain (loss) on investments	(373)	—	(373)	(386)	—	(386)
Other income (expense)	(285)	—	(285)	(455)	—	(455)
INCOME (LOSS) BEFORE INCOME TAXES	(16,066)	—	(16,066)	(192,727)	—	(192,727)
Income tax (expense) benefit	1,648	—	1,648	5,569	—	5,569
NET INCOME (LOSS)	(14,418)	—	(14,418)	(187,158)	—	(187,158)
(Income) loss from consolidated entities attributable to noncontrolling interests	329	—	329	438	—	438
Net (income) loss attributable to redeemable noncontrolling interests	195	—	195	1,084	—	1,084
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(13,894)	—	(13,894)	(185,636)	—	(185,636)
Preferred dividends, declared and undeclared	(17,239)	—	(17,239)	(15,815)	—	(15,815)
Amortization of preferred stock discount	(627)	—	(627)	(1,605)	—	(1,605)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(31,760)	$—	$(31,760)	$(203,056)	$—	$(203,056)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(11.66)	$—	$(11.66)	$(90.81)	$—	$(90.81)
Weighted average common shares outstanding - basic	2,724	—	2,724	2,236	—	2,236
Diluted:
Net income (loss) attributable to common stockholders	$(11.66)	$—	$(11.66)	$(90.81)	$—	$(90.81)
Weighted average common shares outstanding - diluted	2,724	—	2,724	2,236	—	2,236

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended September 30, 2021 and 2020 (Unaudited, As Restated)

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
REVENUE
Advisory services fees	$10,143	$—	$10,143	$10,832	$—	$10,832
Hotel management fees	7,750	—	7,750	3,777	—	3,777
Project management fees	2,202	—	2,202	1,790	—	1,790
Audio visual	15,108	—	15,108	3,114	—	3,114
Other	13,104	—	13,104	8,222	—	8,222
Cost reimbursement revenue	54,048	5,831	59,879	28,133	3,898	32,031
Total revenues	102,355	5,831	108,186	55,868	3,898	59,766
EXPENSES
Salaries and benefits	13,793	—	13,793	13,820	—	13,820
Cost of revenues for design and construction	1,032	—	1,032	703	—	703
Cost of revenues for audio visual	11,353	—	11,353	3,126	—	3,126
Depreciation and amortization	8,056	—	8,056	10,094	—	10,094
General and administrative	7,585	—	7,585	5,540	—	5,540
Impairment	1,160	—	1,160	—	—	—
Other	4,758	—	4,758	9,147	—	9,147
Reimbursed expenses	53,991	5,831	59,822	28,072	3,898	31,970
Total expenses	101,728	5,831	107,559	70,502	3,898	74,400
OPERATING INCOME (LOSS)	627	—	627	(14,634)	—	(14,634)
Equity in earnings (loss) of unconsolidated entities	12	—	12	48	—	48
Interest expense	(1,290)	—	(1,290)	(1,259)	—	(1,259)
Amortization of loan costs	(78)	—	(78)	(86)	—	(86)
Interest income	72	—	72	—	—	—
Realized gain (loss) on investments	370	—	370	—	—	—
Other income (expense)	29	—	29	(44)	—	(44)
INCOME (LOSS) BEFORE INCOME TAXES	(258)	—	(258)	(15,975)	—	(15,975)
Income tax (expense) benefit	(98)	—	(98)	1,835	—	1,835
NET INCOME (LOSS)	(356)	—	(356)	(14,140)	—	(14,140)
(Income) loss from consolidated entities attributable to noncontrolling interests	180	—	180	319	—	319
Net (income) loss attributable to redeemable noncontrolling interests	13	—	13	604	—	604
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(163)	—	(163)	(13,217)	—	(13,217)
Preferred dividends, declared and undeclared	(8,762)	—	(8,762)	(7,985)	—	(7,985)
Amortization of preferred stock discount	(306)	—	(306)	(781)	—	(781)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,231)	$—	$(9,231)	$(21,983)	$—	$(21,983)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.31)	$—	$(3.31)	$(9.53)	$—	$(9.53)
Weighted average common shares outstanding - basic	2,785	—	2,785	2,306	—	2,306
Diluted:
Net income (loss) attributable to common stockholders	$(3.64)	$—	$(3.64)	$(9.53)	$—	$(9.53)
Weighted average common shares outstanding - diluted	2,982	—	2,982	2,306	—	2,306

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine Months Ended September 30, 2021 and 2020 (Unaudited, As Restated)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
REVENUE
Advisory services fees	$30,132	$—	$30,132	$34,098	$—	$34,098
Hotel management fees	18,737	—	18,737	13,592	—	13,592
Project management fees	5,611	—	5,611	7,780	—	7,780
Audio visual	28,170	—	28,170	33,758	—	33,758
Other	35,899	—	35,899	18,250	—	18,250
Cost reimbursement revenue	136,079	1,338	137,417	127,830	(996)	126,834
Total revenues	254,628	1,338	255,966	235,308	(996)	234,312
EXPENSES
Salaries and benefits	46,961	—	46,961	43,807	—	43,807
Cost of revenues for design and construction	2,812	—	2,812	3,032	—	3,032
Cost of revenues for audio visual	22,611	—	22,611	25,872	—	25,872
Depreciation and amortization	24,454	—	24,454	30,172	—	30,172
General and administrative	19,444	—	19,444	16,064	—	16,064
Impairment	1,160	—	1,160	178,213	—	178,213
Other	13,428	—	13,428	14,734	—	14,734
Reimbursed expenses	135,816	1,338	137,154	127,638	(996)	126,642
Total expenses	266,686	1,338	268,024	439,532	(996)	438,536
OPERATING INCOME (LOSS)	(12,058)	—	(12,058)	(204,224)	—	(204,224)
Equity in earnings (loss) of unconsolidated entities	(160)	—	(160)	301	—	301
Interest expense	(3,845)	—	(3,845)	(3,681)	—	(3,681)
Amortization of loan costs	(209)	—	(209)	(242)	—	(242)
Interest income	207	—	207	29	—	29
Realized gain (loss) on investments	(3)	—	(3)	(386)	—	(386)
Other income (expense)	(256)	—	(256)	(499)	—	(499)
INCOME (LOSS) BEFORE INCOME TAXES	(16,324)	—	(16,324)	(208,702)	—	(208,702)
Income tax (expense) benefit	1,550	—	1,550	7,404	—	7,404
NET INCOME (LOSS)	(14,774)	—	(14,774)	(201,298)	—	(201,298)
(Income) loss from consolidated entities attributable to noncontrolling interests	509	—	509	757	—	757
Net (income) loss attributable to redeemable noncontrolling interests	208	—	208	1,688	—	1,688
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(14,057)	—	(14,057)	(198,853)	—	(198,853)
Preferred dividends, declared and undeclared	(26,001)	—	(26,001)	(23,800)	—	(23,800)
Amortization of preferred stock discount	(933)	—	(933)	(2,386)	—	(2,386)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,991)	$—	$(40,991)	$(225,039)	$—	$(225,039)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(14.93)	$—	$(14.93)	$(99.62)	$—	$(99.62)
Weighted average common shares outstanding - basic	2,746	—	2,746	2,259	—	2,259
Diluted:
Net income (loss) attributable to common stockholders	$(14.93)	$—	$(14.93)	$(99.62)	$—	$(99.62)
Weighted average common shares outstanding - diluted	2,746	—	2,746	2,259	—	2,259

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Subsequent Events
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar Limited Waiver”) with Braemar, Braemar OP, Braemar TRS and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust Limited Waiver” and together with the Braemar Limited Waiver, the “Limited Waivers”) with Ashford Trust, Ashford Trust OP, Ashford Trust TRS and Ashford LLC. Pursuant to the Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement and Fifth Amended and Restated Advisory Agreement waive the operation of any provision such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8,476,000, in the aggregate, during the Waiver Period.
On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which convert to term loans once fully drawn. Each loan matures March 17, 2032, bearing an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%. Each loan is non-recourse to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As part of the Company’s financial statement close process and preparation of the 2021 Form 10-K, the Company identified errors in its historical financial statements within its Remington segment related to both the recognition of cost reimbursement revenue and reimbursed expenses for certain insurance costs and the timing of recognition of cost reimbursement revenue and reimbursed expenses for hotel management related salaries and benefits costs that are reimbursed from hotel owners. These costs are reported gross in the Company’s consolidated statements of operations in cost reimbursement revenue with an offsetting amount reported in reimbursed expenses. The Company determined that its interim consolidated financial statements for the quarterly periods ended March 31, 2021 and 2020, June 30, 2021 and 2020 and September 30, 2021 and 2020 were materially misstated and needed to be restated. In addition, the Company determined that its annual consolidated financial statements for the years ended December 31, 2020 and 2019 were not materially misstated but needed to be revised.
Management and the Audit Committee have determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021. The material weakness relates to the inadequate design and operation of management’s review controls over Remington’s cost reimbursement revenue and reimbursed expenses reported on the consolidated statement of operations.

Remediation Efforts to Address the Material Weakness
To remediate this material weakness, we have provided additional training to our associates and added procedures to our review controls related to the accounting for cost reimbursement revenue and reimbursed expenses to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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

PART IV

Item 15. Financial Statement Schedules and Exhibits
(a)Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 88 through 163 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
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

3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.2	Articles of Amendment to the Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.3	Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8- K, filed on August 8, 2018) (File No. 001-36400)

Exhibit	Description
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

Exhibit	Description
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

Exhibit	Description
10.15
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC, dated as of October 8, 2014 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 24, 2015) (File No. 001-36400)

10.16
Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of April 6, 2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2017) (File No. 001-36400)

10.17
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.18
Letter Agreement, dated as of September 17, 2015 between Ashford Inc. and Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on September 18, 2015) (File No. 001-36400)

10.19
Commitment Letter, dated as of June 14, 2017, by and between Ashford Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed July 31, 2017) (File No. 001-36400)

10.20
Credit Agreement, dated as of November 1, 2017, by and between Presentation Technologies, LLC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.21
Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.21.1
Second Amended and Restated Term Note, dated December 31, 2020, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 5, 2021) (File No. 001-36400)

10.22
Revolving Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.23
Draw Term Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.24
Equipment Note, dated as of November 1, 2017, made by Presentation Technologies, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on 8-K filed on November 6, 2017) (File No. 001-36400)

10.25
Credit Agreement, dated as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N. A. and the other lenders party thereto (incorporated by reference to Exhibit 10-1 to the Current Report on 8-K filed on March 7, 2018)(File No. 001-36400)

10.25.1
First Amendment to Credit Agreement, dated as of March 21, 2018, effective as of March 1, 2018, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 26, 2018) (File No. 001-36400)

10.25.2
Fifth Amendment to Credit Agreement, dated as of June 23, 2020, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.4 of Form 8-K/A filed on June 29, 2020) (File No. 001- 36400)

10.25.3
Second Consent, Assumption and Modification Agreement, dated as of November 6, 2019, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.3 of Form 8-K/A filed on November 6, 2019 (File No. 001-36400)

10.25.4
Seventh Amendment to Credit Agreement, dated as of March 29, 2021, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.5 of Form 8-K/A filed on April 1, 2021)(File No. 001-36400).

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

Exhibit	Description
10.26.3
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30.1
Amendment No. 1 to the Braemar Master Project Management Agreement, dated May 28, 2021, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32.1
Amendment No. 1 to the Master Project Management Agreement, dated as of May 28, 2021, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.33†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Jeremy Welter (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.34†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.35†
Amended and Restated Employment Agreement between Ashford Inc., Ashford Hospitality Services, LLC and Jeremy Welter, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2019) (File No. 001-36400)

10.36†
Form of Acknowledgment Letter by and between the Company and Certain of its Officers dated December 29, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 29, 2020)(File No. 001-36400)

10.37†
Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC and Alex Rose, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.38†
Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.39†*	Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Mark Nunneley, dated as of September 13, 2017
10.40
Investor Rights Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and the parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.41
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
10.42
Non-Competition Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr. and Monty J. Bennett (incorporated by reference to Exhibit 10.3 of Form 8-k filed on November 6, 2019) (File No. 001-36400)

10.43
Transition Cost Sharing Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Ashford Nevada Holding Corp. and Remington Holdings, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.44
Hotel Services Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennet, MJB Investments, LP, Ashford Nevada Holding Corp., Remington Holdings, L.P., Ashford Hospitality Services LLC and Premier Project Management LLC (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.45	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.41 of Form 10-K filed on March 12, 2020) (File No. 001-36400)
10.46
Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.47
Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Braemar TRS Corporation (incorporated by reference to Exhibit 10.6 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.48
Form of Letter Agreement by and between the Company and Certain of its Officers, dated March 13, 2020 (incorporated by reference to Exhibit 10.7 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.49
Term Loan Agreement, dated as of March 19, 2020, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 20, 2020) (File No. 001-36400)

10.50
Ashford Trust Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.51
Amended and Restated Ashford Trust Agreement, dated as of April 6, 2020, by and between Lismore Capital II LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 8, 2020) (File No. 001-36400)

10.52
Braemar Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.53	Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of May 15, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 19, 2020) (File No. 001-36400)
10.54
Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of December 14, 2020. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 14, 2020) (File No. 001-36400)

10.55
Credit Agreement by and between Presentation Technologies, LLC and Comerica Bank (composite version, reflects all amendments through December 31, 2020) (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 5, 2021) (File No. 001-36400)

10.56
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021) (File No. 001-36400)

10.57
Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of November 6, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 14, 2021) (File No. 001-36400).

10.57.1
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 14, 2021) (File No. 001-36400).

Exhibit	Description
10.58
Fourth Amendment to Loan Documents by and among Presentation Technologies, Inc., J & S Audio Visual Communications, LLC, J&S Audio Visual Dominican Republic, LP, J&S DR GP, LLC, PT DR Holdings, LLC, PT Holdco, LLC and Comerica Bank, dated September 22, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 23, 2021) (File No. 001-36400)

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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2022.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 25, 2022
Monty J. Bennett

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 25, 2022
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2022
Mark L. Nunneley

/s/ JEREMY WELTER	President and Chief Operating Officer	March 25, 2022
Jeremy Welter

/s/ J. ROBISON HAYS, III	Senior Managing Director	March 25, 2022
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 25, 2022
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 25, 2022
Darrell T. Hail

/s/ W. MICHAEL MURPHY	Director	March 25, 2022
W. Michael Murphy

/s/ BRIAN WHEELER	Director	March 25, 2022
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 25, 2022
Uno Immanivong