Form 10-Q
period 2022-03-31
Ashford Inc.
filed 2022-05-11
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,107,560
(Class)	Outstanding at May 9, 2022

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,827	$37,571
Restricted cash	33,724	34,878
Restricted investment	501	576
Accounts receivable, net	13,660	10,502
Due from affiliates	289	165
Due from Ashford Trust	3,592	2,575
Due from Braemar	2,939	1,144
Inventories	1,746	1,555
Prepaid expenses and other	6,992	9,490
Total current assets	93,270	98,456
Investments in unconsolidated entities	4,171	3,581
Property and equipment, net	81,042	83,566
Operating lease right-of-use assets	26,049	26,975
Goodwill	56,622	56,622
Intangible assets, net	238,780	244,726
Other assets	697	870
Total assets	$500,631	$514,796
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$27,243	$39,897
Dividends payable	43,947	34,574
Due to affiliates	21	—
Deferred income	494	2,937
Notes payable, net	6,943	6,725
Finance lease liabilities	1,092	1,065
Operating lease liabilities	3,602	3,628
Other liabilities	28,710	25,899
Total current liabilities	112,052	114,725
Deferred income	9,883	7,968
Deferred tax liability, net	31,509	32,848
Deferred compensation plan	3,437	3,326
Notes payable, net	50,319	52,669
Finance lease liabilities	43,243	43,479
Operating lease liabilities	22,573	23,477
Total liabilities	273,016	278,492
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	478,000	478,000
Redeemable noncontrolling interests	80	69
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,171,545 and 3,072,688 shares issued and 3,108,777 and 3,023,002 shares outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	294,844	294,395
Accumulated deficit	(544,076)	(534,999)
Accumulated other comprehensive income (loss)	(798)	(1,206)
Treasury stock, at cost, 62,768 and 49,686 shares at March 31, 2022 and December 31, 2021, respectively	(816)	(596)
Total equity (deficit) of the Company	(250,843)	(242,403)
Noncontrolling interests in consolidated entities	378	638
Total equity (deficit)	(250,465)	(241,765)
Total liabilities and equity (deficit)	$500,631	$514,796
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUE
Advisory services fees	$11,802	$9,927
Hotel management fees	7,178	4,472
Design and construction fees	4,524	1,542
Audio visual	24,965	3,611
Other	11,439	10,629
Cost reimbursement revenue	74,051	32,187
Total revenues	133,959	62,368
EXPENSES
Salaries and benefits	16,845	15,776
Cost of revenues for design and construction	1,910	758
Cost of revenues for audio visual	17,879	4,386
Depreciation and amortization	7,625	8,139
General and administrative	7,363	5,268
Other	5,467	3,611
Reimbursed expenses	73,908	32,115
Total expenses	130,997	70,053
OPERATING INCOME (LOSS)	2,962	(7,685)
Equity in earnings (loss) of unconsolidated entities	190	(114)
Interest expense	(1,279)	(1,267)
Amortization of loan costs	(73)	(86)
Interest income	81	63
Realized gain (loss) on investments	(71)	(194)
Other income (expense)	147	(113)
INCOME (LOSS) BEFORE INCOME TAXES	1,957	(9,396)
Income tax (expense) benefit	(1,278)	951
NET INCOME (LOSS)	679	(8,445)
(Income) loss from consolidated entities attributable to noncontrolling interests	260	95
Net (income) loss attributable to redeemable noncontrolling interests	9	176
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	948	(8,174)
Preferred dividends, declared and undeclared	(9,373)	(8,606)
Amortization of preferred stock discount	—	(316)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,425)	$(17,096)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.00)	$(6.36)
Weighted average common shares outstanding - basic	2,809	2,686
Diluted:
Net income (loss) attributable to common stockholders	$(3.00)	$(6.36)
Weighted average common shares outstanding - diluted	2,809	2,686
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$679	$(8,445)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(231)	—
Unrealized gain (loss) on restricted investment	—	(27)
Less reclassification for realized (gain) loss on restricted investment included in net income	—	194
COMPREHENSIVE INCOME (LOSS)	448	(8,278)
Comprehensive (income) loss attributable to noncontrolling interests	260	95
Comprehensive (income) loss attributable to redeemable noncontrolling interests	9	176
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$717	$(8,007)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69
Equity-based compensation	100	—	693	—	—	—	—	—	693	—	—	7
Forfeiture of restricted common shares	(1)	—	2	—	—	(1)	(2)	—	—	—	—	—
Purchase of treasury stock	(13)	—	—	—	—	(13)	(218)	—	(218)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,373)	—	—	—	—	(9,373)	—	—	—
Employee advances	—	—	(246)	—	—	—	—	—	(246)	—	—	—
Redemption value adjustment	—	—	—	(13)	—	—	—	—	(13)	—	—	13
Foreign currency translation adjustment	—	—	—	—	(231)	—	—	—	(231)	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	948	—	—	—	(260)	688	—	—	(9)
Balance at March 31, 2022	3,109	$3	$294,844	$(544,076)	$(798)	(63)	$(816)	$378	$(250,465)	19,120	$478,000	$80

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	154	—	1,312	—	—	—	—	2	1,314	—	—	—
Forfeiture of restricted common shares	(1)	—	8	—	—	(1)	(8)	—	—	—	—	—
Purchase of treasury stock	(12)	—	—	—	—	(12)	(102)	—	(102)	—	—	—
Amortization of preferred stock discount	—	—	—	(316)	—	—	—	—	(316)	—	316	—
Dividends declared and undeclared - preferred stock	—	—	—	(8,606)	—	—	—	—	(8,606)	—	—	—
Deferred compensation plan distribution	1	—	7	—	—	—	—	—	7	—	—	—
Employee advances	—	—	245	—	—	—	—	—	245	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(2,840)	2,562	—	—	—	—	(278)	—	—	(1,648)
Reallocation of carrying value	—	—	(189)	—	—	—	—	189	—	—	—	—
Redemption value adjustment	—	—	—	(27)	—	—	—	—	(27)	—	—	27
Unrealized gain (loss) on available for sale securities	—	—	—	—	(27)	—	—	—	(27)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	194	—	—	—	194	—	—	—
Net income (loss)	—	—	—	(8,174)	—	—	—	(95)	(8,269)	—	—	(176)
Balance at March 31, 2021	3,010	$3	$292,140	$(506,044)	$(989)	(45)	$(548)	$(25)	$(215,463)	19,120	$477,263	$37
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$679	$(8,445)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,127	9,615
Change in fair value of deferred compensation plan	111	58
Equity-based compensation	749	1,363
Equity in (earnings) loss in unconsolidated entities	(190)	114
Deferred tax expense (benefit)	(1,339)	(607)
Change in fair value of contingent consideration	—	23
(Gain) loss on disposal of assets	769	849
Amortization of other assets	166	306
Amortization of loan costs	73	86
Realized loss on restricted investments	71	194
Other (gain) loss	(155)	9
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(4,592)	(509)
Due from affiliates	(124)	180
Due from Ashford Trust	(1,017)	11,452
Due from Braemar	(1,795)	(1,442)
Inventories	(257)	(652)
Prepaid expenses and other	2,484	830
Investment in unconsolidated entities	—	54
Operating lease right-of-use assets	926	909
Other assets	7	(7)
Accounts payable and accrued expenses	(12,773)	(13,741)
Due to affiliates	21	(1,389)
Other liabilities	2,811	(2,889)
Operating lease liabilities	(930)	(903)
Deferred income	(524)	(865)
Net cash provided by (used in) operating activities	(5,702)	(5,407)
Cash Flows from Investing Activities
Additions to property and equipment	(1,282)	(491)
Proceeds from sale of property and equipment, net	406	1,853
Investment in unconsolidated entity	(400)	—
Purchase of common stock of related parties	—	(873)
Acquisition of assets related to RED	(455)	(637)
Proceeds from note receivable	1,380	—
Issuance of note receivable	—	(2,881)
Net cash provided by (used in) investing activities	(351)	(3,029)
		(Continued)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Financing Activities
Payments on revolving credit facilities	(746)	(332)
Borrowings on revolving credit facilities	131	—
Proceeds from notes payable	61	325
Payments on notes payable	(1,555)	(5,126)
Payments on finance lease liabilities	(208)	(61)
Payments of loan costs	(61)	—
Purchase of treasury stock	(218)	(102)
Employee advances	(246)	245
Net cash provided by (used in) financing activities	(2,842)	(5,051)
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(171)
Net change in cash, cash equivalents and restricted cash	(8,898)	(13,658)
Cash, cash equivalents and restricted cash at beginning of period	72,449	82,666
Cash, cash equivalents and restricted cash at end of period	$63,551	$69,008

Supplemental Cash Flow Information
Interest paid	$989	$1,092
Income taxes paid (refunded), net	(10)	(1,061)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distribution from deferred compensation plan	—	7
Capital expenditures accrued but not paid	237	299
Acquisition of noncontrolling interest in consolidated entities with notes payable and common stock	—	1,927

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$37,571	$45,270
Restricted cash at beginning of period	34,878	37,396
Cash, cash equivalents and restricted cash at beginning of period	$72,449	$82,666

Cash and cash equivalents at end of period	$29,827	$34,020
Restricted cash at end of period	33,724	34,988
Cash, cash equivalents and restricted cash at end of period	$63,551	$69,008
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
Other Developments
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar Limited Waiver”) with Braemar, Braemar Hospitality Limited Partnership (“Braemar OP”), Braemar TRS Corporation and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust Limited Waiver” and together with the Braemar Limited Waiver, the “Limited Waivers”) with Ashford Trust, Ashford Hospitality Limited Partnership (“Ashford Trust OP”), Ashford TRS Corporation (“Ashford Trust TRS”) and Ashford LLC. Pursuant to the Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8,476,000, in the aggregate, during the Waiver Period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2022.
Cost reimbursement revenue and reimbursed expenses for the three months ended March 31, 2021 were restated as previously disclosed in the restated condensed consolidated statement of operations for the three months ended March 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The restatement related to Remington’s recognition of cost reimbursement revenue and reimbursed expenses for certain insurance costs and the timing of recognition of cost reimbursement revenue and reimbursed expenses for hotel management related salaries and benefits costs that are reimbursed from hotel owners, resulting in a $1.6 million decrease in cost reimbursement revenue and reimbursed expenses for the three months ended March 31, 2021. These costs are reported gross in the Company’s condensed consolidated statements of operations in cost reimbursement revenue with an offsetting amount reported in reimbursed expenses.
The condensed consolidated balance sheet and statement of equity (deficit) as of March 31, 2022, include a correction of an immaterial error which resulted in $639,000 of cumulative unrealized losses on available-for-sale common shares of Ashford Trust and Braemar held by Remington being reclassified from accumulated other comprehensive income to accumulated deficit. Beginning January 1, 2022, unrealized gains and losses on available-for-sale common shares are recorded in other income (expense) in the Company’s condensed consolidated statements of operations.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	75.38%	70.00%
Redeemable noncontrolling interests(1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	24.62%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$80	n/a	n/a
Redemption value adjustment, year-to-date	13	n/a	n/a
Redemption value adjustment, cumulative	594	n/a	n/a
Carrying value of noncontrolling interests	n/a	253	125
Assets, available only to settle subsidiary’s obligations (5)	n/a	1,571	1,324
Liabilities (6)	n/a	383	1,300
Revolving credit facility (6)	n/a	—	50

	December 31, 2021
	Ashford Holdings	OpenKey(3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	75.38%	70.00%
Redeemable noncontrolling interests(1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	24.62%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$69	n/a	n/a
Redemption value adjustment, year-to-date	96	n/a	n/a
Redemption value adjustment, cumulative	581	n/a	n/a
Carrying value of noncontrolling interests	n/a	479	159
Assets, available only to settle subsidiary’s obligations (5)	n/a	2,533	1,779
Liabilities (6)	n/a	424	1,643
Revolving credit facility (6)	n/a	—	100
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
(3)    Represents ownership interests in OpenKey, Inc. (“OpenKey”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. See note 5.
(4)    Represents ownership interests in PRE Opco, LLC (“Pure Wellness”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality and commercial office industry. See note 10.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(5)    Total assets consist primarily of cash and cash equivalents, property and equipment, intangibles and other assets that can only be used to settle the subsidiaries’ obligations.
(6)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. See note 5.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three months ended March 31, 2022 and 2021.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at March 31, 2022 and December 31, 2021. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three months ended March 31, 2022 and 2021. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	March 31, 2022	December 31, 2021
Carrying value of the investment in REA Holdings	$3,021	2,831
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended March 31,
	2022	2021
Equity in earnings (loss) in unconsolidated entities REA Holdings	$190	$(114)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Cash—Restricted cash was comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
REIT Advisory:
Insurance claim reserves (1)	$27,378	$24,588

Remington:
Managed hotel properties’ reserves (2)	3,680	6,923
Insurance claim reserves (3)	611	1,312
Total Remington restricted cash	4,291	8,235

INSPIRE:
Debt service related operating reserves (4)	1,000	1,000

Marietta:
Capital improvement reserves (5)	255	255
Restricted cash held in escrow (6)	800	800
Total Marietta restricted cash	1,055	1,055

Total restricted cash	$33,724	$34,878
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
(4)    Our subsidiary, Inspire Event Technologies Holdings, LLC (“INSPIRE”), provides event technology and creative communications solutions services. Cash is restricted due to operating reserves required under INSPIRE’s amended credit agreement to service interest expense and projected operating costs. See note 5.
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
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible. As of March 31, 2022 and December 31, 2021, accounts receivable also includes a note receivable due to Remington of approximately $1.5 million and $2.9 million, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of March 31, 2022 and December 31, 2021, property and equipment, net of accumulated depreciation, included assets related to Marietta’s finance lease of $41.3 million and $41.6 million, enhanced return funding program (“ERFP”) furniture fixture & equipment (“FF&E”) of $11.6 million and $12.4 million, audio visual equipment at INSPIRE of $6.5 million and $7.0 million and marine vessels at RED Hospitality & Leisure, LLC (“RED”) of $12.8 million and $12.8 million, respectively.
Other Liabilities—As of March 31, 2022 and December 31, 2021, other liabilities included reserves in the amount of $27.4 million and $24.6 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, other liabilities also included $1.3 million relating to reserves for Remington health insurance claims.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company has deferred $1.3 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheets as of March 31, 2022 and December 31, 2021 related to the Consolidated Appropriations Act, 2021.

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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Fees Revenue
Advisory services fees revenue is reported within our REIT Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, from January 1, 2021 through January 14, 2021, the base fee ranged from 0.50% to 0.70% per annum of the total market capitalization ranging from greater than $10.0 billion to less than $6.0 billion plus the Net Asset Fee Adjustment (as defined in the Amended and Restated Advisory Agreement with Ashford Trust, dated June 10, 2015, as amended), subject to certain minimums. On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement with Ashford Trust. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement to, among other things, fix the percentage used to calculate the base fee thereunder at 0.70% per annum.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 15, 2021, Ashford Trust and Ashford Trust OP entered into a Credit Agreement (as amended, the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management L.P. (“Oaktree”). In connection with the transactions contemplated by the Credit Agreement, on January 15, 2021, the Company and certain of its affiliates entered into a Subordination and Non-Disturbance Agreement (the “SNDA”) with Ashford Trust, Ashford Trust OP, Ashford Trust TRS and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019 (the “Advisory Fee Cap”); (2) any termination fee or liquidated damages amounts under the Second Amended and Restated Advisory Agreement, or any amount owed under any enhanced return funding program in connection with the termination of the Second Amended and Restated Advisory Agreement or sale or foreclosure of assets financed thereunder; and (3) any payments to Lismore Capital II LLC, an indirect consolidated subsidiary of the Company (“Lismore”), in connection with the transactions contemplated by the Credit Agreement.
Prior to the fourth quarter of 2021, advisory fees under the Second Amended and Restated Advisory Agreement earned from Ashford Trust in 2021 in excess of the Advisory Fee Cap were a form of variable consideration that were constrained and deferred until such fees were probable of not being subject to significant reversal. The Advisory Fee Cap is approximately $29.0 million each year as stated in the Credit Agreement. As a result, base advisory fee revenue was recognized each month equal to the lesser of (1) base fees calculated as described above based on Ashford Trust’s market capitalization or (2) 1/12th of $29.0 million.
On October 12, 2021, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with Oaktree. Amendment No. 1, subject to the conditions set forth therein, among other things, suspended Ashford Trust’s obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Credit Agreement. In the fourth quarter of 2021, Ashford Trust met the requirements to suspend its obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement and paid the Company $7.2 million for advisory fees that had been deferred in 2021 as a result of the Advisory Fee Cap. The $7.2 million payment was recorded as revenue in “advisory services fees” in the fourth quarter of 2021 in our consolidated statements of operations for the year ended December 31, 2021. Based upon Ashford Trust’s ability to meet the requirements stated in Amendment No. 1, the Company has concluded that base fees from our Second Amended and Restated Advisory Agreement with Ashford Trust which exceed the Advisory Fee Cap are no longer probable of being subject to significant reversal and will be recorded within “advisory services fees” in our condensed consolidated statements of operations based upon the fees calculated from Ashford Trust’s market capitalization as described above.
For Braemar, the base fee is paid monthly and is fixed at 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our Fifth Amended and Restated Advisory Agreement with Braemar, as amended, subject to certain minimums.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees and incentive management fees. Base management fees and incentive management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. The base management fees and incentive management fees that Remington receives for third-party owned hotels vary by property.
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
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities (as defined below), overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2022	2021
Balance as of January 1	$10,905	$21,359
Increases to deferred income	3,846	5,912
Recognition of revenue (1)	(4,374)	(6,752)
Balance as of March 31	$10,377	$20,519
________
(1)    Deferred income recognized in the three months ended March 31, 2022, includes (a) $437,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $218,000 of audio visual revenue, (c) $2.3 million of other revenue primarily related to Ashford Trust’s agreement with Lismore (see note 14), and (d) $1.4 million of “other services” revenue earned by our products and services companies, excluding Lismore. Deferred income recognized in the three months ended March 31, 2021, includes (a) $535,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $524,000 of audio visual revenue, (c) $4.3 million of other revenue related to Ashford Trust’s and Braemar’s agreements with Lismore (see note 14) and (d) $1.4 million of “other services” revenue earned by our products and services companies, excluding Lismore.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See note 14. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at March 31, 2022.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $12.2 million and $7.6 million included in “accounts receivable, net” primarily related to our products and services segment, $3.6 million and $2.6 million in “due from Ashford Trust”, and $2.9 million and $1.1 million included in “due from Braemar” related to REIT advisory services at March 31, 2022 and December 31, 2021, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2022 and 2021. See note 14.
Disaggregated Revenue
Our revenues were comprised of the following for the three months ended March 31, 2022 and 2021, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Advisory services fees:
Base advisory fees	$11,674	$9,799
Other advisory revenue	128	128
Total advisory services fees revenue	11,802	9,927

Hotel management fees:
Base fees	6,174	3,857
Incentive fees	1,004	615
Total hotel management fees revenue	7,178	4,472

Design and construction fees revenue	4,524	1,542

Audio visual revenue	24,965	3,611

Other revenue:
Watersports, ferry and excursion services (1)	6,045	4,561
Debt placement and related fees (2)	2,483	4,288
Claims management services	15	17
Other services (3)	2,896	1,763
Total other revenue	11,439	10,629

Cost reimbursement revenue	74,051	32,187

Total revenues	$133,959	$62,368

REVENUES BY SEGMENT (4)
REIT advisory	$19,393	$15,068
Remington	70,507	30,809
Premier	6,226	1,944
INSPIRE	25,022	3,611
RED	6,045	4,561
OpenKey	382	454
Corporate and other	6,384	5,921
Total revenues	$133,959	$62,368
________
(1)    Watersports, ferry and excursion services revenue is earned by RED, which includes the entity that conducts RED’s legacy U.S. Virgin Islands operations, the Turks and Caicos Islands operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.
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
The following table presents revenue from INSPIRE and RED geographically for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
INSPIRE:
United States	$19,070	$2,915
Mexico	4,618	411
Dominican Republic	1,334	285
Total audio visual revenue	$25,022	$3,611
RED:
United States	$5,265	$4,561
United Kingdom (Turks and Caicos Islands)	780	—
Total watersports, ferry and excursion services	$6,045	$4,561
4. Goodwill and Intangible Assets, net
The carrying amount of goodwill as of March 31, 2022 is as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at March 31, 2022	$54,605	$1,235	$782	$56,622
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible assets, net as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$107,600	$(30,953)	$76,647	$107,600	$(28,284)	$79,316
Premier management contracts	194,000	(44,568)	149,432	194,000	(41,619)	152,381
INSPIRE customer relationships	9,319	(4,689)	4,630	9,319	(4,409)	4,910
RED boat slip rights	3,100	(419)	2,681	3,100	(380)	2,720
Pure Wellness customer relationships	175	(175)	—	175	(166)	9
	$314,194	$(80,804)	$233,390	$314,194	$(74,858)	$239,336

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks	490			490
	$5,390			$5,390
Amortization expense for definite-lived intangible assets was $5.9 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively. The useful lives of our customer relationships range from 5 to 15 years. Our Remington management contracts, Premier management contracts and boat slip rights intangible assets were assigned useful lives of 22, 30, and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	March 31, 2022	December 31, 2021
Term loan (9)	Ashford Inc.	March 19, 2024	Base Rate (1) + 2.00% to 2.25% or LIBOR (2) (3) +3.00% to 3.25%	$26,589	$27,271
Note payable (12)	Ashford Inc.	February 29, 2028	4.00%	1,684	1,746
Term loan (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.00%	19,400	20,000
Revolving credit facility (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.00%	1,304	1,869
Revolving credit facility (5) (13)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	50	100
Revolving credit facility (6) (8) (14)	RED	August 5, 2022	Prime Rate (4) + 1.75%	—	—
Term loan (5) (8) (15)	RED	July 17, 2029	6.00% (15)	1,630	1,641
Term loan (5) (8)	RED	July 17, 2023	6.50%	541	607
Term loan (5) (8) (16)	RED	August 5, 2029	Prime Rate (4) + 2.00%	900	888
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	2,100	2,143
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	3,266	3,357
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00% (17)	26	—
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00% (17)	22	—
Total notes payable				57,512	59,622
Capitalized default interest, net (11)				255	290
Deferred loan costs, net				(505)	(518)
Notes payable including capitalized default interest and deferred loan costs, net				57,262	59,394
Less current portion				(6,943)	(6,725)
Total notes payable, net - non-current				$50,319	$52,669
__________________
(1)     Base Rate, as defined in the term loan agreement, is the greater of (i) the Prime Rate set by Bank of America, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(2)     Ashford Inc. may elect a 1, 2, 3 or 6 month LIBOR period for each borrowing.
(3)     The one-month LIBOR rate was 0.45% and 0.10% at March 31, 2022 and December 31, 2021, respectively.
(4)     Prime Rate was 3.50% and 3.25% at March 31, 2022 and December 31, 2021, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility is collateralized primarily by INSPIRE’s receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $10.0 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively. INSPIRE’s term loan is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $13.3 million and $12.5 million as of March 31, 2022 and December 31, 2021, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(9)    On March 29, 2021, the Company amended its Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. (as so amended, the “Seventh Amendment”). The Seventh Amendment (a) increases the required amortization rate from 1.25% to 2.50% each quarter commencing July 1, 2021, (b) requires the Company to maintain a minimum liquidity of $15.0 million at all times, including pro forma for preferred dividends, and (c) restricts dividends and stock repurchases, other than preferred dividends, so long as there is no default under the Term Loan Agreement. Principal payment amounts are subject to maintaining a fixed charge coverage ratio below specified thresholds, which if not met, increase the principal payment due each quarter from 2.50% to 5.0% of the outstanding principal balance. Upon signing the Seventh Amendment, the Company made a $5.0 million prepayment to Bank of America, N.A. as consideration for their execution and delivery of the Seventh Amendment. The Company is also subject to certain financial covenants. See covenant compliance discussion below. The Term Loan Agreement was repaid April 1, 2022. See our discussion in note 17.
(10)    On December 31, 2020, INSPIRE amended its credit agreement dated as of November 1, 2017 (the “INSPIRE Amendment”). The maximum borrowing capacity under the INSPIRE Amendment for the revolving credit facility is $3.0 million. As of March 31, 2022, the amount unused under INSPIRE’s revolving credit facility was $1.7 million. The INSPIRE Amendment provides INSPIRE with an option to elect a one-year extension subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of INSPIRE’s election to extend. Pursuant to the INSPIRE Amendment, INSPIRE’s obligations to comply with certain financial and other covenants were waived until March 31, 2023. Amounts borrowed under the revolving credit facility and the term loan bear interest at the Prime Rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. The INSPIRE Amendment suspended payments of principal under the term loan through December 2021. Commencing January 1, 2022, INSPIRE is required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. The INSPIRE amendment requires INSPIRE to maintain an operating reserve account of $1.0 million. INSPIRE holds an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at March 31, 2022 and December 31, 2021 was not material.
(11)    The INSPIRE Amendment was considered a troubled debt restructuring due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructuring, $427,000 of accrued default interest and late charges were capitalized into the INSPIRE term loan balance upon commencement and are amortized over the remaining term of the loan using the effective interest method.
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
(13)    As of March 31, 2022, the amount unused under Pure Wellness’s revolving credit facility was $200,000.
(14)    As of March 31, 2022, the amount unused under RED’s revolving credit facility was $250,000.
(15)    The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(16)    RED is not required to make any payments of principal until May 5, 2022.
(17)    On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which convert to term loans once fully drawn. Each loan bears an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%. As of March 31, 2022, the amount unused under RED’s non-revolving line of credit loans were $1.5 million and $1.5 million, respectively.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of March 31, 2022, our Term Loan Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$12,956	$11,682
Accrued payroll expense	10,000	23,648
Accrued vacation expense	3,669	3,427
Accrued interest	325	259
Other accrued expenses	293	881
Total accounts payable and accrued expenses	$27,243	$39,897
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
March 31, 2022
Assets
Restricted Investment:
Ashford Trust common stock	$131	(1)	$—		$—	$131
Braemar common stock	370	(1)	—		—	370
Total	$501		$—		$—	$501
Liabilities
Subsidiary compensation plan	$—		$(6)	(1)	$—	$(6)
Deferred compensation plan	(3,437)		—		—	(3,437)
Total	$(3,437)		$(6)		$—	$(3,443)
Net	$(2,936)		$(6)		$—	$(2,942)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through March 31, 2022, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets
Restricted Investment:
Ashford Trust common stock	$150	(1)	$—		$—	$150
Braemar common stock	426	(1)	—		—	426
Total	$576		$—		$—	$576
Liabilities
Subsidiary compensation plan	—		(164)	(1)	—	(164)
Deferred compensation plan	(3,326)		—		—	(3,326)
Total	$(3,326)		$(164)		$—	$(3,490)
Net	$(2,750)		$(164)		$—	$(2,914)
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

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2022	2021
Assets
Unrealized gain (loss) on investment: (1)
Ashford Trust common stock	$110	$—
Braemar common stock	57	—
Realized gain (loss) on investment: (2)
Ashford Trust common stock	(94)	(175)
Braemar common stock	23	(19)
Total	$96	$(194)
Liabilities
Contingent consideration (3)	$—	$(23)
Subsidiary compensation plan (4)	(47)	118
Deferred compensation plan (4)	(111)	(58)
Total	$(158)	$37
Net	$(62)	$(157)
__________________
(1)     Represents the unrealized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. Reported as a component of “other income (expense)” in our condensed consolidated statements of operations.
(2)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
(3)     Represents the changes in fair value of the contingent consideration liabilities related to the level of achievement of certain performance targets and stock consideration collars associated with the acquisition of BAV Services Inc. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
(4)    Reported as a component of “salaries and benefits” in our condensed consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2022
Equity securities (1)	$825	$—	$(324)	$501
__________________
(1)     Distributions of $359,000 of available-for-sale securities occurred in the three months ended March 31, 2022.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2021
Equity securities (1)	$1,068	$—	$(492)	$576
__________________
(1)     Distributions of $855,000 of available-for-sale securities occurred as of December 31, 2021.
8. Summary of Fair Value of Financial Instruments
Certain of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$501	$501	$576	$576
Financial liabilities measured at fair value:
Deferred compensation plan	$3,437	$3,437	$3,326	$3,326
Financial assets not measured at fair value:
Cash and cash equivalents	$29,827	$29,827	$37,571	$37,571
Restricted cash	33,724	33,724	34,878	34,878
Accounts receivable, net	12,160	12,160	7,622	7,622
Notes receivable	1,500	1,500	2,880	2,880
Due from affiliates	289	289	165	165
Due from Ashford Trust	3,592	3,592	2,575	2,575
Due from Braemar	2,939	2,939	1,144	1,144
Investments in unconsolidated entities	4,171	4,171	3,581	3,581
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$27,243	$27,243	$39,897	$39,897
Dividends payable	43,947	43,947	34,574	34,574
Due to affiliates	21	21	—	—
Other liabilities	28,710	28,710	25,899	25,899
Notes payable	57,512	54,636 to 60,388	59,622	56,641 to 62,603

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
9. Commitments and Contingencies
Purchase Commitment—As of March 31, 2022, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement with Ashford Trust, must be fulfilled by December 31, 2022. See note 14 for further discussion of our ERFP Agreement with Ashford Trust.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2022, no amounts have been accrued.
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
10. Equity (Deficit)
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the (income) loss allocated to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended March 31,
	2022	2021
(Income) loss allocated to noncontrolling interests:
OpenKey	$226	$203
RED	—	(97)
Pure Wellness	34	(11)
Total net (income) loss allocated to noncontrolling interests	$260	$95

11. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss allocated to our redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2022	2021
Net (income) loss allocated to redeemable noncontrolling interests:
Ashford Holdings	$9	$24
OpenKey	—	152
Total net (income) loss allocated to redeemable noncontrolling interests	$9	$176
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock results in a discount that must be reflected in the fair value of the preferred stock, which was reflected in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, we recorded $0 and $316,000, respectively, of amortization related to preferred stock discounts.
The Company declared dividends which were due with respect to its Series D Convertible Preferred Stock of $8.4 million for each of the first and third quarters of 2021 which were paid on April 15, 2021 and October 15, 2021, respectively. On March 9, 2022, the Company declared a dividend of $8.7 million with respect to its Series D Convertible Preferred Stock for the first quarter of 2022. The Company did not declare dividends with respect to its Series D Convertible Preferred Stock for the second and fourth quarters of 2020 and the second and fourth quarters of 2021. As of March 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $35.2 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $43.9 million and $34.6 million at March 31, 2022 and December 31, 2021, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” See note 17.
Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Preferred dividends - declared	$8,700	$8,353
Preferred dividends per share - declared	$0.4550	$0.4369
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	March 31, 2022	December 31, 2021
Aggregate preferred dividends - undeclared	$35,248	$34,574
Aggregate preferred dividends - undeclared per share	$1.8435	$1.8083

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three months ended March 31, 2022 and 2021 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2022	2021
Equity-based compensation
Class 2 LTIP Units and stock option amortization (1)	$354	$1,006
Employee equity grant expense (2)	341	232
Director and other non-employee equity grants expense (3)	54	125
Total equity-based compensation	$749	$1,363

Other equity-based compensation
REIT equity-based compensation (4)	$4,329	$3,337
	$5,078	$4,700
________
(1)    As of March 31, 2022, the Company had approximately $384,000 of total unrecognized compensation expense related to Class 2 Long-Term Incentive Partnership Units (the “Class 2 LTIP Units”) that will be recognized over a weighted average period of 3.0 years.
(2)    As of March 31, 2022, the Company had approximately $3.8 million of total unrecognized compensation expense related to restricted shares and LTIP units that will be recognized over a weighted average period of 2.1 years. In March 2022, approximately 39,000 Long-Term Incentive Plan units (the “LTIP units”) with a fair value of approximately $627,000 were issued to one of our executive officers as compensation. The LTIP units have a vesting period of three years. Each LTIP unit once vested can be converted by the holder into one common limited partnership unit of Ashford Holdings which can then be redeemed for cash or, at our election, settled in our common stock.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Change in fair value
Unrealized gain (loss)	$(94)	$(58)

Distributions
Fair value (1)	$—	$7
Shares (1)	—	1
________
(1)    Distributions made to one participant.
As of March 31, 2022 and December 31, 2021, the carrying value of the DCP liability was $3.4 million and $3.3 million, respectively.
14. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Details of our related party transactions are presented below.
Ashford Trust—We are party to the Second Amended and Restated Advisory Agreement with Ashford Trust. See note 3 for a description of the Second Amended and Restated Advisory Agreement.
Premier is party to a master project management agreement with Ashford Trust OP and Ashford Trust TRS, a subsidiary of Ashford Trust OP, and certain of its affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
Remington is party to a master hotel management agreement with Ashford Trust and certain of its affiliates to provide hotel management services. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met, and other general and administrative expense reimbursements. Ashford Trust pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week.
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020 to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Ashford Trust’s hotels (the “Ashford Trust Agreement”). The Ashford Trust Agreement terminated effective April 6, 2022. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $2.3 million and $3.4 million, respectively. The three month period ended March 31, 2021 includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of March 31, 2022 and December 31, 2021, the Company recorded $0 and $2.4 million, respectively, as deferred income. The deferred income related to the various Lismore fees described above was recognized over the 24 month term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended March 31,
	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees (1)	$8,735	$7,254

Hotel management fees:
Base management fees	5,002	3,377
Incentive management fees	783	536
Total hotel management fees revenue (2)	5,785	3,913

Design and construction fees revenue (3)	2,472	403

Other revenue
Watersports, ferry and excursion services (5)	43	—
Debt placement and related fees (6)	2,293	3,435
Claims management services (7)	14	16
Other services (8)	348	359
Total other revenue	2,698	3,810

Cost reimbursement revenue	58,306	25,988

Total revenues	$77,996	$41,368

REVENUES BY SEGMENT (9)
REIT advisory	$13,006	$10,554
Remington	58,129	26,372
Premier	3,606	648
INSPIRE	38	—
RED	43	—
OpenKey	34	30
Corporate and other	3,140	3,764
Total revenues	$77,996	$41,368

COST OF REVENUES
Cost of revenues for audio visual (4)	$1,448	$136

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$3,350	$303
________
(1)    Advisory fees earned from Ashford Trust during the 2021 quarter excluded $1.5 million of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 for discussion of the advisory services revenue recognition policy.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(2)    Hotel management fees revenue is reported within our Remington segment. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lessor of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. See note 3 for discussion of the hotel management fees revenue recognition policy.
(3)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
(4)    INSPIRE and RED primarily contract directly with customers to whom they provide services. INSPIRE and RED recognize the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, for INSPIRE and RED are recognized in “cost of revenues for audio visual” and “other” operating expense, respectively, in our condensed consolidated statements of operations. See note 3 for discussion of the revenue recognition policy.
(5)    Watersports, ferry and excursion services revenue includes revenue that is earned by RED for providing services directly to Ashford Trust rather than contracting with third-party customers.
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
(9)    See note 16 for discussion of segment reporting.
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and its operating subsidiary Braemar OP.
Premier is party to a master project management agreement with Braemar OP and Braemar TRS Yountville LLC, a wholly owned subsidiary of Braemar OP, to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP.
Remington is party to a master hotel management agreement with Braemar and certain of its affiliates to provide hotel management services. Braemar pays the Company a monthly hotel management fee equal to the greater of $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Braemar pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week.
On March 20, 2020, Lismore entered into an agreement with Braemar to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels (the “Braemar Agreement”). The Braemar Agreement terminated effective March 20, 2021. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $0 and $853,000, respectively, related to the Braemar Agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Braemar (in thousands):

	Three Months Ended March 31,
	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$2,939	$2,545
Other advisory revenue (1)	128	128
Total advisory services fees revenue	3,067	2,673

Hotel management fees:
Base management fees	700	331
Incentive management fees	202	79
Total hotel management fees revenue (2)	902	410

Design and construction fees revenue (3)	1,320	271

Other revenue
Watersports, ferry and excursion services (5)	583	532
Debt placement and related fees (6)	190	853
Claims management services (7)	1	1
Other services (8)	42	51
Total other revenue	816	1,437

Cost reimbursement revenue	11,045	4,504

Total revenues	$17,150	$9,295

REVENUES BY SEGMENT (9)
REIT advisory	$6,388	$4,514
Remington	7,062	2,640
Premier	1,831	362
INSPIRE	19	—
RED	583	532
OpenKey	9	10
Corporate and other	1,258	1,237
Total revenues	$17,150	$9,295

COST OF REVENUES
Cost of revenues for audio visual (4)	$701	$23
Other (5)	86	85

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$1,671	$52
Watersports, ferry and excursion services from guests at REIT properties (5)	612	257
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1)    In connection with our Fourth Amended and Restated Braemar Advisory Agreement, a $5.0 million cash payment was made by Braemar upon approval by Braemar’s stockholders, which is recognized over the 10-year initial term.
(2)    Hotel management fees revenue is reported within our Remington segment. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lessor of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. See note 3 for discussion of the hotel management fees revenue recognition policy.
(3)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
(4)    INSPIRE and RED primarily contract directly with third-party customers to whom they provide services. INSPIRE and RED recognize the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Braemar, for INSPIRE and RED are recognized in “cost of revenues for audio visual” and “other” operating expense, respectively, in our consolidated statements of operations. See note 3 for discussion of the revenue recognition policy.
(5)    Watersports, ferry and excursion services revenue includes revenue that is earned by RED for providing services directly to Braemar rather than contracting with third-party customers.
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
(9)    See note 16 for discussion of segment reporting.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company paid each REIT 10% of each acquired hotel’s purchase price in exchange for furniture, fixtures and equipment (“FF&E”) at a property owned by such REIT, which were subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements required that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the respective REITs’ acquisition of the hotel property. The Company recognized the related depreciation tax deduction at the time such FF&E was purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E purchased and placed into service was subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
In the first quarter of 2021, Ashford Trust purchased FF&E from the Company at the fair market value of $82,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $107,000 which is included within “other” operating expense in our condensed consolidated statements of operations. Additionally, on January 20, 2021, Ashford Trust sold the Le Meridien hotel in Minneapolis, Minnesota. The hotel contained FF&E with a net book value of $399,000 which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. The Company recorded a loss on disposal of FF&E of $271,000 within “other” operating expense in our condensed consolidated statements of operations. Pursuant to the agreement, Ashford Trust provided replacement FF&E to the Company in the third quarter of 2021 equal to the fair market value of the sold FF&E with a fair market value of $128,000, which was subsequently leased back to Ashford Trust rent-free.
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement has no impact on the Extension Agreement, which continues in full force and effect in accordance with its terms. See note 9.
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022.
In the first quarter of 2022, Ashford Trust purchased FF&E with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement (which continue to survive following the termination of such agreement). The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our condensed consolidated statement of operations for the three months ended March 31, 2022.
Ashford Securities—On September 25, 2019, the Company announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow the Company’s existing and future advised platforms. In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement (the “Initial Contribution Agreement”) with Ashford Inc. pursuant to which Ashford Trust and Braemar agreed to a combined contribution of up to $15.0 million to fund the operations of Ashford Securities. These costs were allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023, there will be a true up (the “Initial True-Up Date”) between Ashford Trust and Braemar whereby the actual expense reimbursements paid by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by the Company, Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-Up Date”) among the Company, Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by the Company, Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among the Company, Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. On January 27, 2022, the Company entered into a Second Amended and Restated Contribution Agreement with Ashford Trust and Braemar which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 10% to the Company, 45% to Ashford Trust, and 45% to Braemar.
As of March 31, 2022, Ashford Trust and Braemar have funded approximately $4.0 million and $4.1 million, respectively. The Company recognized $527,000 and $0 of cost reimbursement revenue from Ashford Trust for the three months ended March 31, 2022 and 2021, respectively, in our condensed consolidated statements of operations. The Company recognized $1.0 million and $344,000 of cost reimbursement revenue from Braemar for the three months ended March 31, 2022 and 2021, respectively, in our condensed consolidated statements of operations. Cost reimbursement revenue for the three months ended March 31, 2022 includes $405,000 of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.
Other Related Party Transactions—The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the three months ended March 31, 2022 and 2021, we recorded $839,000 and $837,000, respectively, in rent expense related to our corporate office lease with RHC.
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
Ashford Trust held a 16.65% noncontrolling interest in OpenKey as of March 31, 2022 and December 31, 2021, and Braemar held a 7.77% noncontrolling interest in OpenKey as of March 31, 2022 and December 31, 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$948	$(8,174)
Less: Dividends on preferred stock, declared and undeclared (1)	(9,373)	(8,606)
Less: Amortization of preferred stock discount	—	(316)
Undistributed net income (loss) allocated to common stockholders	(8,425)	(17,096)
Distributed and undistributed net income (loss) - basic	$(8,425)	$(17,096)
Distributed and undistributed net income (loss) - diluted	$(8,425)	$(17,096)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,809	2,686
Weighted average common shares outstanding – diluted	2,809	2,686

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(3.00)	$(6.36)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.00)	$(6.36)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 11.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(9)	$(24)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	—	(152)
Dividends on preferred stock, declared and undeclared	9,373	8,606
Amortization of preferred stock discount	—	316
Total	$9,364	$8,746
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	97	22
Effect of assumed conversion of Ashford Holdings units	8	4
Effect of incremental subsidiary shares	104	221
Effect of assumed conversion of preferred stock	4,365	4,208
Total	4,574	4,455

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia; and (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry. For 2022, OpenKey, RED, Marietta and Pure Wellness do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Marietta and Pure Wellness into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
Our chief operating decision maker’s (“CODM”) primary measure of segment profitability is net income. Our CODM currently reviews assets at the consolidated level and does not currently review segment assets to make key decisions on resource allocations. Since such asset information by segment is not reviewed by our CODM, segment assets are not available for disclosure.
Certain information concerning our segments for the three months ended March 31, 2022 and 2021 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended March 31, 2022
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$11,802	$—	$—	$—	$—	$—	$—	$11,802
Hotel management fees	—	7,178	—	—	—	—	—	7,178
Design and construction fees	—	—	4,524	—	—	—	—	4,524
Audio visual	—	—	—	24,965	—	—	—	24,965
Other	15	181	—	—	6,045	378	4,820	11,439
Cost reimbursement revenue (1)	7,576	63,148	1,702	57	—	4	1,564	74,051
Total revenues	19,393	70,507	6,226	25,022	6,045	382	6,384	133,959
EXPENSES
Depreciation and amortization	853	2,696	2,962	468	112	4	530	7,625
Other operating expenses (2)	706	4,308	2,995	22,371	5,069	1,295	12,720	49,464
Reimbursed expenses (1)	7,433	63,148	1,702	57	—	4	1,564	73,908
Total operating expenses	8,992	70,152	7,659	22,896	5,181	1,303	14,814	130,997
OPERATING INCOME (LOSS)	10,401	355	(1,433)	2,126	864	(921)	(8,430)	2,962
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	190	190
Interest expense	—	—	—	(240)	(159)	—	(880)	(1,279)
Amortization of loan costs	—	—	—	(35)	(16)	—	(22)	(73)
Interest income	—	70	—	—	—	—	11	81
Realized gain (loss) on investments	—	(71)	—	—	—	—	—	(71)
Other income (expense)	—	167	—	14	(37)	—	3	147
INCOME (LOSS) BEFORE INCOME TAXES	10,401	521	(1,433)	1,865	652	(921)	(9,128)	1,957
Income tax (expense) benefit	(2,451)	(133)	341	(994)	(341)	—	2,300	(1,278)
NET INCOME (LOSS)	$7,950	$388	$(1,092)	$871	$311	$(921)	$(6,828)	$679
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.9 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2021
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$9,927	$—	$—	$—	$—	$—	$—	$9,927
Hotel management fees	—	4,472	—	—	—	—	—	4,472
Design and construction fees	—	—	1,542	—	—	—	—	1,542
Audio visual	—	—	—	3,611	—	—	—	3,611
Other	17	20	—	—	4,561	454	5,577	10,629
Cost reimbursement revenue (1)	5,124	26,317	402	—	—	—	344	32,187
Total revenues	15,068	30,809	1,944	3,611	4,561	454	5,921	62,368
EXPENSES
Depreciation and amortization	989	3,034	3,056	467	92	4	497	8,139
Other operating expenses (2)	352	3,289	1,679	6,818	3,546	1,247	12,868	29,799
Reimbursed expenses (1)	5,052	26,317	402	—	—	—	344	32,115
Total operating expenses	6,393	32,640	5,137	7,285	3,638	1,251	13,709	70,053
OPERATING INCOME (LOSS)	8,675	(1,831)	(3,193)	(3,674)	923	(797)	(7,788)	(7,685)
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(114)	(114)
Interest expense	—	—	—	(203)	(154)	—	(910)	(1,267)
Amortization of loan costs	—	—	—	(29)	(3)	—	(54)	(86)
Interest income	—	61	—	—	—	—	2	63
Realized gain (loss) on investments	—	(194)	—	—	—	—	—	(194)
Other income (expense)	—	—	—	(121)	1	(1)	8	(113)
INCOME (LOSS) BEFORE INCOME TAXES	8,675	(1,964)	(3,193)	(4,027)	767	(798)	(8,856)	(9,396)
Income tax (expense) benefit	(1,954)	(263)	768	820	(260)	—	1,840	951
NET INCOME (LOSS)	$6,721	$(2,227)	$(2,425)	$(3,207)	$507	$(798)	$(7,016)	$(8,445)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.0 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Subsequent Events
On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100 million, including a $50 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement as of March 31, 2022 and pay dividends to the holders of the Series D Convertible Preferred Stock as stated below. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0%.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. During any extension period, the Company is also required to apply 100% of the excess cash flow generated during such period to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor.
On April 10, 2022, the Company’s board of directors (the “Board”) declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On April 15, 2022, the Company additionally paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2022.
On April 15, 2022, the Company acquired privately held Chesapeake Hospitality (“Chesapeake”), a premier third-party hotel management company. The Company paid to the seller $6.3 million in cash, subject to certain adjustments, and issued to the seller 378,000 Series CHP Convertible Preferred Units of Ashford Holdings (the “Series CHP Units”) at $25 per Unit, for a total value of $9.45 million. The seller also has the ability to earn up to $10.25 million of additional consideration based on its base management fee contribution for the trailing twelve month periods ending March 2024 and March 2025, respectively, for a total potential consideration of $26 million, subject to certain adjustments. The first $6.3 million of such additional consideration is payable in cash and any amounts payable in excess of such $6.3 million may be satisfied by the issuance of shares of common stock of the Company, common units of Ashford Holdings or additional Series CHP Units, as determined by the Company in its sole discretion. Each Series CHP Unit will (i) have a liquidation value of $25 per share, (ii) be entitled to cumulative dividends at the rate of 7.28% per annum, payable quarterly in arrears, (iii) participate in any dividend or distribution on the common stock of the Company in addition to the preferred dividends, (iv) be convertible into common units of Ashford Holdings at $117.50 per unit, which common units of Ashford Holdings will then be exchangeable into common stock of the Company on a 1:1 ratio and (v) provide for customary anti-dilution protections. In the event the Company fails to pay the required dividends on the Series CHP Units for two consecutive quarterly periods (a “Preferred Unit Breach”), then until such arrearage is paid in cash in full, the dividend rate on the Series CHP Units will increase to 10.00% per annum until no Preferred Unit Breach exists. Except with respect to certain protective provisions, no holder of Series CHP Units will have voting rights in its capacity as such. As long as any Series CHP Units are outstanding, the Company is prohibited from taking specified actions without the consent of at least 50% of the holders of Series CHP Units, including (i) modifying the terms,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

rights, preferences, privileges or voting powers of the Series CHP Units or (ii) altering the rights, preferences or privileges of any Units of Ashford Holdings so as to adversely affect the Series CHP Units.
On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective July 15, 2022 (the “Resignation Date”), Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter is also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar will also end effective as of the Resignation Date.

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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2022, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as supplemented by our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
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
•uncertainty associated with the ability of the Company to remain in compliance with all covenants in our Credit Agreement and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;
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
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements under “Item 1A. Risk Factors” of our Annual Report and this Quarterly Report, the discussion in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and elsewhere which could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the numerous government travel restrictions imposed in response thereto. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.

Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of May 9, 2022, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,246 shares of our common stock, which represented an approximately 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is convertible at a price of $117.50 per share into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of May 9, 2022 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 64.8%.
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
We are currently the advisor for Ashford Trust and Braemar. In our capacity as the advisor to Ashford Trust and Braemar, we are responsible for implementing the investment strategies and managing the day-to-day operations of Ashford Trust and Braemar and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of the respective boards of directors of Ashford Trust and Braemar. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have RevPAR generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code, and the common stock of each of Ashford Trust and Braemar is traded on the NYSE.
Recent Developments
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar Limited Waiver”) with Braemar, Braemar Hospitality Limited Partnership (“Braemar OP”), Braemar TRS Corporation and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust Limited Waiver” and together with the Braemar Limited Waiver, the “Limited Waivers”) with Ashford Trust, Ashford Hospitality Limited Partnership (“Ashford Trust OP”), Ashford TRS Corporation (“Ashford Trust TRS”) and Ashford LLC. Pursuant to the Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8,476,000, in the aggregate, during the Waiver Period.
As of March 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $35.2 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On April 15, 2022, the Company additionally paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2022.
On April 1, 2022, the Company entered into the Credit Agreement with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences the Credit Facility in the amount of $100 million, including a $50 million term loan funded upon closing and commitments to fund up to an additional $50 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement as of March 31, 2022 and pay dividends to the holders of the Series D Convertible Preferred Stock as stated above. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility.

On April 15, 2022, the Company acquired privately held Chesapeake Hospitality (“Chesapeake”), a premier third-party hotel management company. The Company paid to the seller $6.3 million in cash, subject to certain adjustments, and issued to the seller 378,000 Series CHP Convertible Preferred Units of Ashford Holdings (the “Series CHP Units”) at $25 per Unit, for a total value of $9.45 million. The seller also has the ability to earn up to $10.25 million of additional consideration based on its base management fee contribution for the trailing twelve month periods ending March 2024 and March 2025, respectively, for a total potential consideration of $26 million, subject to certain adjustments. The first $6.3 million of such additional consideration is payable in cash and any amounts payable in excess of such $6.3 million may be satisfied by the issuance of shares of common stock of the Company, common units of Ashford Holdings or additional Series CHP Units, as determined by the Company in its sole discretion. Each Series CHP Unit will (i) have a liquidation value of $25 per share, (ii) be entitled to cumulative dividends at the rate of 7.28% per annum, payable quarterly in arrears, (iii) participate in any dividend or distribution on the common stock of the Company in addition to the preferred dividends, (iv) be convertible into common units of Ashford Holdings at $117.50 per unit, which common units of Ashford Holdings will then be exchangeable into common stock of the Company on a 1:1 ratio and (v) provide for customary anti-dilution protections. In the event the Company fails to pay the required dividends on the Series CHP Units for two consecutive quarterly periods (a “Preferred Unit Breach”), then until such arrearage is paid in cash in full, the dividend rate on the Series CHP Units will increase to 10.00% per annum until no Preferred Unit Breach exists. Except with respect to certain protective provisions, no holder of Series CHP Units will have voting rights in its capacity as such. As long as any Series CHP Units are outstanding, the Company is prohibited from taking specified actions without the consent of at least 50% of the holders of Series CHP Units, including (i) modifying the terms, rights, preferences, privileges or voting powers of the Series CHP Units or (ii) altering the rights, preferences or privileges of any Units of Ashford Holdings so as to adversely affect the Series CHP Units.
On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective July 15, 2022 (the “Resignation Date”), Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter is also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar will also end effective as of the Resignation Date.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Cost reimbursement revenue and reimbursed expenses for the three months ended March 31, 2021, were restated as previously disclosed in the restated condensed consolidated statement of operations for the three months ended March 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. See discussion in note 2 to our condensed consolidated financial statements.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
REVENUE
Advisory services fees	$11,802	$9,927	$1,875	18.9%
Hotel management fees	7,178	4,472	2,706	60.5%
Design and construction fees	4,524	1,542	2,982	193.4%
Audio visual	24,965	3,611	21,354	591.4%
Other	11,439	10,629	810	7.6%
Cost reimbursement revenue	74,051	32,187	41,864	130.1%
Total revenues	133,959	62,368	71,591	114.8%
EXPENSES
Salaries and benefits	16,845	15,776	(1,069)	(6.8)%
Cost of revenues for design and construction	1,910	758	(1,152)	(152.0)%
Cost of revenues for audio visual	17,879	4,386	(13,493)	(307.6)%
Depreciation and amortization	7,625	8,139	514	6.3%
General and administrative	7,363	5,268	(2,095)	(39.8)%
Other	5,467	3,611	(1,856)	(51.4)%
Reimbursed expenses	73,908	32,115	(41,793)	(130.1)%
Total expenses	130,997	70,053	(60,944)	(87.0)%
OPERATING INCOME (LOSS)	2,962	(7,685)	10,647	138.5%
Equity in earnings (loss) of unconsolidated entities	190	(114)	304	266.7%
Interest expense	(1,279)	(1,267)	(12)	(0.9)%
Amortization of loan costs	(73)	(86)	13	15.1%
Interest income	81	63	18	28.6%
Realized gain (loss) on investments	(71)	(194)	123	63.4%
Other income (expense)	147	(113)	260	230.1%
INCOME (LOSS) BEFORE INCOME TAXES	1,957	(9,396)	11,353	120.8%
Income tax (expense) benefit	(1,278)	951	(2,229)	(234.4)%
NET INCOME (LOSS)	679	(8,445)	9,124	108.0%
(Income) loss from consolidated entities attributable to noncontrolling interests	260	95	165	173.7%
Net (income) loss attributable to redeemable noncontrolling interests	9	176	(167)	(94.9)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	948	(8,174)	9,122	111.6%
Preferred dividends, declared and undeclared	(9,373)	(8,606)	(767)	(8.9)%
Amortization of preferred stock discount	—	(316)	316	100.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,425)	$(17,096)	$8,671	50.7%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders decreased $8.7 million to a $8.4 million loss for the three months ended March 31, 2022 (“the 2022 quarter”) compared to the three months ended March 31, 2021 (“the 2021 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $71.6 million, or 114.8%, to $134.0 million for the 2022 quarter compared to the 2021 quarter due to the following (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$11,674	$9,799	$1,875	19.1%
Other advisory revenue (2)	128	128	—	—%
Total advisory services fees revenue	11,802	9,927	1,875	18.9%

Hotel management fees:
Base management fees	6,174	3,857	2,317	60.1%
Incentive management fees	1,004	615	389	63.3%
Total hotel management fees revenue (3)	7,178	4,472	2,706	60.5%

Design and construction fees revenue (4)	4,524	1,542	2,982	193.4%

Audio visual revenue (5)	24,965	3,611	21,354	591.4%

Other revenue:
Watersports, ferry and excursion services (6)	6,045	4,561	1,484	32.5%
Debt placement and related fees (7)	2,483	4,288	(1,805)	(42.1)%
Claims management services (8)	15	17	(2)	(11.8)%
Other services (9)	2,896	1,763	1,133	64.3%
Total other revenue	11,439	10,629	810	7.6%

Cost reimbursement revenue (10)	74,051	32,187	41,864	130.1%

Total revenues	$133,959	$62,368	$71,591	114.8%

REVENUES BY SEGMENT (11)
REIT advisory	$19,393	$15,068	$4,325	28.7%
Remington	70,507	30,809	39,698	128.9%
Premier	6,226	1,944	4,282	220.3%
INSPIRE	25,022	3,611	21,411	592.9%
RED	6,045	4,561	1,484	32.5%
OpenKey	382	454	(72)	(15.9)%
Corporate and other	6,384	5,921	463	7.8%
Total revenues	$133,959	$62,368	$71,591	114.8%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $1.5 million from Ashford Trust and higher revenue of $394,000 from Braemar. Advisory fees earned from Ashford Trust during the 2021 quarter excluded $1.5 million of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 for discussion of the advisory services revenue recognition policy.
(2)     Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(3)     The increase in hotel management fees revenue is primarily due to increases in incentive management fees of $247,000 and $123,000 from Ashford Trust and Braemar, respectively, and higher base management fees from Ashford Trust, Braemar and third parties of $1.6 million and $369,000 and $323,000, respectively, due to increased demand compared to the 2021 quarter as the industry recovers from COVID-19.
(4)     The increase in design and construction fees revenue is due to higher revenue from Ashford Trust and Braemar of $2.1 million and $1.0 million, respectively, due to increased capital expenditures by our clients as the industry continues to recover from COVID-19.
(5)     The $21.4 million increase in audio visual revenue is due to a recovery in operations as the industry recovers from COVID-19.
(6)     The $1.5 million increase in watersports, ferry and excursion services revenue is due to $780,000 in revenue from RED’s expansion in the Turks and Caicos Islands in the third quarter of 2021 and increased demand for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida as the U.S. travel and hospitality industry continues to recover from COVID-19.
(7)     The decrease in debt placement and related fee revenue is due to lower revenue of $1.1 million from Ashford Trust and lower revenue of $663,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The 2022 quarter does not include revenue from the Braemar Agreement with Lismore which expired in March 2021.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)     The increase in other services revenue is primarily due to higher revenue of $1.1 million in the 2022 quarter from Marietta due to a recovery in the 2022 quarter compared to the 2021 quarter. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and other third parties and also includes Marietta.
(10)     The increase in cost reimbursement revenue is primarily due to an increase in Remington’s cost reimbursement revenue of $36.8 million in the 2022 quarter due a recovery in operations in the 2022 quarter compared to the 2021 quarter and an increase of $2.5 million in cost reimbursement revenue in the 2022 quarter related to reimbursable advisory expenses for Ashford Trust and Braemar.
(11)     See note 16 to our condensed consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense increased by $1.1 million, or 6.8%, to $16.8 million for the 2022 quarter compared to the 2021 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Salaries and benefits:
Salary expense (1)	$9,628	$8,706	$922
Bonus expense	4,244	4,271	(27)
Benefits related expenses	2,163	1,503	660
Total salaries and benefits	16,035	14,480	1,555
Non-cash equity-based compensation:
Stock option grants (2)	354	1,006	(652)
Employee equity grant expense	345	232	113
Total equity-based compensation	699	1,238	(539)
Non-cash (gain) loss in deferred compensation plan (3)	111	58	53
Total salaries and benefits	$16,845	$15,776	$1,069
________
(1)    The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 quarter as the industry continues to recover from COVID-19. The increase is additionally due to an increase in RED’s corporate employees compared to 2021 as RED began operating in Turks and Caicos in the third quarter of 2021.
(2) The decrease in stock option grant related expense in the 2022 quarter primarily relates to the Company not issuing stock option grants beginning in 2020 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the

2022 quarter and in the 2021 quarter are primarily attributable to increases in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 13 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $1.2 million, or 152.0% to $1.9 million during the 2022 quarter compared to $758,000 for the 2021 quarter due to increased capital expenditures by our clients as the industry recovers from COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $13.5 million, or 307.6%, to $17.9 million during the 2022 quarter compared to $4.4 million for the 2021 quarter, primarily due to increased operations as the industry recovers from COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $514,000, or 6.3%, to $7.6 million for the 2022 quarter compared to the 2021 quarter, primarily due to a decrease in FF&E related to the respective ERFP agreements with Ashford Trust and Braemar compared to the 2021 quarter. Depreciation and amortization expense for the 2022 quarter and the 2021 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $1.3 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2022 quarter and the 2021 quarter related to marine vessels in the amount of $286,000 and $220,000, respectively, which are included in “other” operating expense.
General and Administrative Expense. General and administrative expenses increased by $2.1 million, or 39.8%, to $7.4 million for the 2022 quarter compared to the 2021 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Professional fees	$2,097	$1,778	$319
Office expense (1)	2,441	1,834	607
Public company costs	227	170	57
Director costs	397	447	(50)
Travel and other expense (2)	1,986	961	1,025
Non-capitalizable - software costs	215	78	137
Total general and administrative	$7,363	$5,268	$2,095
________
(1)    The increase in office expenses in the 2022 quarter is primarily due to increases within INSPIRE related to the industry’s recovery from COVID-19 compared to the 2021 quarter.
(2) The increase in travel and other expense is primarily due to increases in the Company’s business travel in the 2022 quarter as the Company’s subsidiaries’ operations accelerated compared to the 2021 quarter. The increase is also due to an increase in advertising expense at INSPIRE associated with their strategic rebranding from JSAV to INSPIRE.
Other. Other operating expense increased $1.9 million, or 51.4%, to $5.5 million for the 2022 quarter compared to the 2021 quarter. The increase was primarily caused by operating expenses associated with RED and Marietta as their operations increased due to their respective recoveries from COVID-19’s impact on their operations. Other operating expenses for the 2022 quarter also includes a loss on sale of FF&E previously leased to Ashford Trust of $706,000. Other operating expense also includes cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $41.8 million to $73.9 million during the 2022 quarter compared to $32.1 million for the 2021 quarter primarily due to an increase in hotel management reimbursed expenses incurred by Remington due to a recovery in hotel operations in the 2022 quarter compared to the 2021 quarter.
Reimbursed expenses may vary from cost reimbursement revenue recognized in the period due to timing differences between the costs we incur for centralized software programs and the related reimbursements we receive from our clients. Over the long term, these timing differences are not designed to impact our economics, either positively or negatively. The timing differences consisted of the following shown below (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Cost reimbursement revenue	$74,051	$32,187	$41,864
Reimbursed expenses	73,908	32,115	41,793
Net total	$143	$72	$71
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $190,000 and a loss of $114,000 for the 2022 quarter and the 2021 quarter, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense remained steady for the 2022 quarter compared to the 2021 quarter. Interest expense relates to our Term Loan Agreement and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $73,000 and $86,000 for the 2022 quarter and the 2021 quarter, respectively, related to our Term Loan Agreement and notes payable held by our consolidated subsidiaries. See notes 2 and 5 to our condensed consolidated financial statements.
Interest Income. Interest income was $81,000 and $63,000 for the 2022 quarter and the 2021 quarter, respectively. See note 2 to our condensed consolidated financial statements.
Realized Gain (Loss) on Investments. Realized loss on investments was $71,000 and $194,000 for the 2022 quarter and the 2021 quarter, respectively. The realized loss on investments for the 2022 quarter and the 2021 quarter primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 7 to our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was income of $147,000 and expense of $113,000 in the 2022 quarter and the 2021 quarter, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $2.2 million from a $951,000 benefit in the 2021 quarter to $1.3 million of expense in the 2022 quarter due to an increase in operations. Current income tax expense changed by $2.9 million from a $343,000 benefit in the 2021 quarter to $2.6 million in expense in the 2022 quarter. Deferred income tax benefit changed by $731,000 from a $607,000 benefit in the 2021 quarter to a $1.3 million benefit in the 2022 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $260,000 in the 2022 quarter and a loss of $95,000 in the 2021 quarter. See notes 2 and 10 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated a loss of $9,000 in the 2022 quarter and loss of $176,000 in the 2021 quarter. The change in the 2022 quarter compared to the 2021 quarter is due primarily to the Company’s acquisition of all of the redeemable noncontrolling interests in OpenKey in the 2021 quarter. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings and, in the 2021 quarter, OpenKey. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $767,000 to $9.4 million during the 2022 quarter compared to $8.6 million for the 2021 quarter due to the increase in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 11 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $316,000 to $0 during the 2022 quarter compared to $316,000 from the 2021 quarter due to the ending of the amortization period on the dividend rate of the Series D Convertible Preferred Stock on November 6, 2021. See note 11 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The prolonged presence of COVID-19 has continued to impact the Company’s operating results and cash flows. However, the Company has taken significant steps to improve its operating results and liquidity. We continue to see improvement in the operations of our clients, Ashford Trust and Braemar, and our subsidiaries as the industry continues to recover from COVID-19. Ashford Trust previously disclosed that it expects to achieve pre-pandemic hotel operating levels by 2024. Additionally, Braemar has previously disclosed that it expects to achieve pre-pandemic hotel operating levels by 2023. Facts and circumstances related to COVID-19 could change in the future that are outside of management’s control, such as changes in Ashford Trust’s and Braemar’s financial position and liquidity, that could impact future operating results, future cash flows and our ability to pay dividends on the Series D Convertible Preferred Stock.
Loan Agreements—On April 1, 2022, the Company entered into the Credit Agreement with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences the Credit Facility in the amount of $100 million, including a $50 million term loan funded upon closing and commitments to fund up to an additional $50 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement as of March 31, 2022 and pay dividends to the holders of the Series D Convertible Preferred Stock as stated below. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0%.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. During any extension period, the Company is also required to apply 100% of the excess cash flow generated during such period to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of March 31, 2022, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect our Credit Agreement and debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $29.2 million and $30.6 million as of March 31, 2022 and December 31, 2021, respectively. For further discussion see note 5 to our condensed consolidated financial statements.
Preferred stock dividends—The independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis. The independent members of the Board believe that the deferral of certain preferred dividends will provide the Company with additional funds to meet its ongoing liquidity needs.
As of March 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $35.2 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On April 15, 2022, the Company additionally paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2022.

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
ERFP Commitments—On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company paid each REIT 10% of each acquired hotel’s purchase price in exchange for FF&E at a property owned by such REIT, which were subsequently leased by us to such REIT rent-free. Each of the REITs must provide reasonable advance notice to the Company to request ERFP funds in accordance with the respective ERFP Agreement. The ERFP Agreements required that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the respective REITs’ acquisition of the hotel property. The Company recognized the related depreciation tax deduction at the time such FF&E was purchased by the Company and placed into service at the respective REIT’s hotel properties. However, the timing of the FF&E purchased and placed into service was subject to uncertainties outside of the Company’s control that could delay the realization of any tax benefit associated with the purchase of FF&E.
On March 13, 2020, the Company entered into an Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of March 31, 2022, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 9 to our condensed consolidated financial statements.
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement has no impact on the Extension Agreement, which continues in full force and effect in accordance with its terms.
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2022.

Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2024. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. As of March 31, 2022, the fair value of the DCP liability was $3.4 million.
The Company has commitments related to cash compensation for the departure of one of our executive officers which include a cash payment of $750,000 on July 15, 2022, and monthly cash payments of approximately $267,000 per month payable in equal monthly installments over a 24 month period beginning in August of 2022.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of March 31, 2022 and December 31, 2021, we had $29.8 million and $37.6 million of cash and cash equivalents, respectively, and $33.7 million and $34.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $5.7 million for the three months ended March 31, 2022 compared to net cash flows used in operating activities of $5.4 million for the three months ended March 31, 2021. The decrease in cash flows from operating activities was primarily due to the timing of receipt of our receivables from Ashford Trust and third parties. These decreases in cash flows provided by operating activities were offset by an increase in earnings due to a recovery in the Company’s operations in the three months ended March 31, 2022 from the effects of the COVID-19 pandemic.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2022, net cash flows used in investing activities were $351,000. These cash flows consisted of capital expenditures primarily of FF&E and audio visual equipment totaling $1.3 million, capital expenditures of $455,000 for RED’s marine vessels, and an investment in an unconsolidated entity of $400,000. These were offset by cash inflows of $406,000 in proceeds received from the sale of FF&E to Ashford Trust and proceeds from a note receivable of $1.4 million.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2022, net cash flows used in financing activities were $2.8 million. These cash flows consisted of $1.6 million of payments on notes payable, $208,000 of payments on finance leases, purchases of $218,000 of treasury stock, $61,000 of loan cost payments, $615,000 of net payments on our revolving credit facilities, and net repayments in advances to employees of $246,000 associated with tax withholdings for restricted stock vesting. These were offset by $61,000 of proceeds from borrowings on notes payable.
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

Seasonality
Quarterly revenues may be adversely affected by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel and products and services. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in revenues, we expect to utilize cash on hand or borrowings to fund operations.
Contractual Obligations and Commitments
There have been no material changes since December 31, 2021, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, other than items as described in Liquidity and Capital Resources.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2021 Form 10-K. There have been no material changes in these critical accounting policies.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At March 31, 2022, our total indebtedness of $57.5 million included $53.6 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2022, would be approximately $536,000 annually. Interest rate changes have no impact on the remaining $3.9 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
As disclosed in our Annual Form 10-K for the year ended December 31, 2021, as part of the Company’s fourth quarter of 2021 financial statement close process and preparation of the 2021 Form 10-K, we identified a material weakness related to management’s review controls over Remington’s cost reimbursement revenue and reimbursed expenses. To remediate this material weakness, during the first quarter of 2022, we provided additional training to our associates and added procedures to our review controls related to the accounting for cost reimbursement revenue and reimbursed expenses to ensure that our consolidated financial statements as of and for the three months ended March 31, 2022 are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management’s newly designed and implemented controls have been in place and operated for a sufficient period of time, and management has concluded, through testing, that these controls are effective.
Given the short time frame between the filing of our Form 10-K for the year ended December 31, 2021 on March 25, 2022 and the Company’s first quarter of 2022 financial statement close process and preparation of the related Form 10-Q, we are unable to conclude that the material weakness has been remediated as of March 31, 2022.
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than progress made towards the remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II. OTHER INFORMATION
Item 3. Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2022, no amounts have been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	72		$—	(3)	—	$20,000,000
February 1 to February 28	—		$—		—	$20,000,000
March 1 to March 31	13,010	(2)	$16.96	(3)	—	$20,000,000
Total	13,082		$16.96		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2022.
(2) Includes 12,846 shares that were withheld to cover tax-withholding requirements in March related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 72 and 164 restricted shares of our common stock in January and March, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of March 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $35.2 million, which relates to the second and fourth quarters of 2020 and the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid dividends, declared and undeclared, totaling $43.9 million and $34.6 million at March 31, 2022 and December 31, 2021, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On April 15, 2022, the Company additionally paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2022.
See notes 11 and 17 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, and one of our other executive officers.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit	Description
2.1*
Membership Interest Purchase and Contribution Agreement (the “Purchase Agreement”), dated as of April 15, 2022, by and among Ashford Hospitality Holdings, LLC, Remington Holdings, L.P., MHI Hotels Services, LLC, Chesapeake Hospitality, LLC, Chesapeake Hospitality II, LLC, Chesapeake Hospitality III, LLC, Chesapeake Hospitality IV, LLC, Chesapeake Hospitality V, LLC, Chesapeake Hospitality VI, LLC, ACSB Hospitality, LLC, KES Family Partnership, R.L.L.L.P, CLS Family Partnership, R.L.L.L.P, Steven McDonnell Smith Family Partnership, LLP, W. Chris Green, Clifford G. Ferrara and Louis Schaab; and solely for purposes of Section 6.15 of the Purchase Agreement, Kim Sims, Chris Sims and Steven Smith

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
10.1
Limited Waiver Under Advisory Agreement, dated as of March 15, 2022, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 16, 2022) (File No. 001-36400)

10.2
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 16, 2022) (File No. 001-36400)

10.3
Credit Agreement, dated as of April 1, 2022, by and among Ashford Inc., Ashford Hospitality Holdings LLC, Ashford Hospitality Advisors LLC, Ashford Hospitality Services LLC, and Mustang Lodging Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 4, 2022) (File No. 001-36400)

10.4
Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of April 15, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 18, 2022) (File No. 001-36400)

10.5†
Release and Waiver, dated as of April 15, 2022, by and between Jeremy Welter and Ashford Hospitality Services, LLC (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on April 19, 2022) (File No. 001-36400)

31.1**	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2**	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
___________________________________
*Filed herewith. Schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.
** Filed herewith.
***Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD INC.

Date:	May 11, 2022	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 11, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer