Form 10-Q
period 2022-06-30
Ashford Inc.
filed 2022-08-12
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,115,816
(Class)	Outstanding at August 10, 2022

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$48,422	$37,571
Restricted cash	38,238	34,878
Restricted investment	334	576
Accounts receivable, net	16,535	10,502
Due from affiliates	397	165
Due from Ashford Trust	5,033	2,575
Due from Braemar	3,810	1,144
Inventories	1,812	1,555
Prepaid expenses and other	5,266	9,490
Total current assets	119,847	98,456
Investments in unconsolidated entities	4,088	3,581
Property and equipment, net	81,154	83,566
Operating lease right-of-use assets	25,437	26,975
Goodwill	58,602	56,622
Intangible assets, net	239,551	244,726
Other assets, net	531	870
Total assets	$529,210	$514,796
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$38,167	$39,897
Dividends payable	26,593	34,574
Due to affiliates	103	—
Deferred income	406	2,937
Notes payable, net	4,688	6,725
Finance lease liabilities	2,424	1,065
Operating lease liabilities	3,760	3,628
Other liabilities	29,275	25,899
Total current liabilities	105,416	114,725
Deferred income	8,274	7,968
Deferred tax liability, net	30,643	32,848
Deferred compensation plan	2,838	3,326
Notes payable, net	89,674	52,669
Finance lease liabilities	42,189	43,479
Operating lease liabilities	21,800	23,477
Other liabilities	1,670	—
Total liabilities	302,504	278,492
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	478,000	478,000
Redeemable noncontrolling interests	1,509	69
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,182,033 and 3,072,688 shares issued and 3,115,816 and 3,023,002 shares outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	295,461	294,395
Accumulated deficit	(547,602)	(534,999)
Accumulated other comprehensive income (loss)	(257)	(1,206)
Treasury stock, at cost, 66,217 and 49,686 shares at June 30, 2022 and December 31, 2021, respectively	(867)	(596)
Total equity (deficit) of the Company	(253,262)	(242,403)
Noncontrolling interests in consolidated entities	459	638
Total equity (deficit)	(252,803)	(241,765)
Total liabilities and equity (deficit)	$529,210	$514,796
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Advisory services fees	$11,969	$10,062	$23,771	$19,989
Hotel management fees	13,420	6,515	20,598	10,987
Design and construction fees	4,738	1,867	9,262	3,409
Audio visual	35,977	9,451	60,942	13,062
Other	12,072	12,166	23,511	22,795
Cost reimbursement revenue	89,277	45,351	163,328	77,538
Total revenues	167,453	85,412	301,412	147,780
EXPENSES
Salaries and benefits	16,603	17,392	33,448	33,168
Cost of revenues for design and construction	2,206	1,022	4,116	1,780
Cost of revenues for audio visual	23,279	6,872	41,158	11,258
Depreciation and amortization	8,019	8,259	15,644	16,398
General and administrative	10,173	6,591	17,536	11,859
Other	5,669	5,059	11,136	8,670
Reimbursed expenses	89,181	45,217	163,089	77,332
Total expenses	155,130	90,412	286,127	160,465
OPERATING INCOME (LOSS)	12,323	(5,000)	15,285	(12,685)
Equity in earnings (loss) of unconsolidated entities	67	(58)	257	(172)
Interest expense	(2,536)	(1,288)	(3,815)	(2,555)
Amortization of loan costs	(232)	(45)	(305)	(131)
Interest income	38	72	119	135
Realized gain (loss) on investments	—	(179)	(71)	(373)
Other income (expense)	(259)	(172)	(112)	(285)
INCOME (LOSS) BEFORE INCOME TAXES	9,401	(6,670)	11,358	(16,066)
Income tax (expense) benefit	(4,076)	697	(5,354)	1,648
NET INCOME (LOSS)	5,325	(5,973)	6,004	(14,418)
(Income) loss from consolidated entities attributable to noncontrolling interests	298	234	558	329
Net (income) loss attributable to redeemable noncontrolling interests	(141)	19	(132)	195
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	5,482	(5,720)	6,430	(13,894)
Preferred dividends, declared and undeclared	(9,020)	(8,633)	(18,393)	(17,239)
Amortization of preferred stock discount	—	(311)	—	(627)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,538)	$(14,664)	$(11,963)	$(31,760)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.21)	$(5.31)	$(4.11)	$(11.66)
Weighted average common shares outstanding - basic	2,913	2,764	2,908	2,724
Diluted:
Net income (loss) attributable to common stockholders	$(1.34)	$(5.31)	$(4.15)	$(11.66)
Weighted average common shares outstanding - diluted	3,109	2,764	3,006	2,724
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$5,325	$(5,973)	$6,004	$(14,418)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	541	104	310	104
Unrealized gain (loss) on restricted investment	—	277	—	250
Less reclassification for realized (gain) loss on restricted investment included in net income	—	179	—	373
COMPREHENSIVE INCOME (LOSS)	5,866	(5,413)	6,314	(13,691)
Comprehensive (income) loss attributable to noncontrolling interests	298	234	558	329
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(141)	19	(132)	195
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,023	$(5,160)	$6,740	$(13,167)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2022	3,109	$3	$294,844	$(544,076)	$(798)	(63)	$(816)	$378	$(250,465)	19,120	$478,000	$80
Equity-based compensation	10	—	847	—	—	—	—	—	847	—	—	55
Forfeiture of restricted common shares	(1)	—	28	—	—	(1)	(28)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(23)	—	(23)	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(9,020)	—	—	—	—	(9,020)	—	—	—
Employee advances	—	—	(11)	—	—	—	—	—	(11)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	164	164	—	—	—
Reallocation of carrying value	—	—	(247)	—	—	—	—	247	—	—	—	—
Redemption value adjustment	—	—	—	12	—	—	—	—	12	—	—	(12)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)	—	—	(145)
Foreign currency translation adjustment	—	—	—	—	541	—	—	—	541	—	—	—
Net income (loss)	—	—	—	5,482	—	—	—	(298)	5,184	—	—	141
Balance at June 30, 2022	3,116	$3	$295,461	$(547,602)	$(257)	(66)	$(867)	$459	$(252,803)	19,120	$478,000	$1,509

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69
Equity-based compensation	110	—	1,540	—	—	—	—	—	1,540	—	—	62
Forfeiture of restricted common shares	(2)	—	30	—	—	(2)	(30)	—	—	—	—	—
Purchase of treasury stock	(15)	—	—	—	—	(15)	(241)	—	(241)	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(18,393)	—	—	—	—	(18,393)	—	—	—
Employee advances	—	—	(257)	—	—	—	—	—	(257)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	164	164	—	—	—
Reallocation of carrying value	—	—	(247)	—	—	—	—	247	—	—	—	—
Redemption value adjustment	—	—	—	(1)	—	—	—	—	(1)	—	—	1
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)	—	—	(145)
Foreign currency translation adjustment	—	—	—	—	310	—	—	—	310	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	6,430	—	—	—	(558)	5,872	—	—	132
Balance at June 30, 2022	3,116	$3	$295,461	$(547,602)	$(257)	(66)	$(867)	$459	$(252,803)	19,120	$478,000	$1,509

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2021	3,010	$3	$292,140	$(506,044)	$(989)	(45)	$(548)	$(25)	$(215,463)	19,120	$477,263	$37
Equity-based compensation	15	—	1,215	—	—	—	—	1	1,216	—	—	—
Forfeiture of restricted common shares	(1)	—	15	—	—	(1)	(15)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(19)	—	(19)	—	—	—
Amortization of preferred stock discount	—	—	—	(311)	—	—	—	—	(311)	—	311	—
Dividends declared and undeclared - preferred stock	—	—	—	(8,633)	—	—	—	—	(8,633)	—	—	—
Deferred compensation plan distribution	1	—	19	—	—	—	—	—	19	—	—	—
Employee advances	—	—	(196)	—	—	—	—	—	(196)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(475)	(3)	—	—	—	325	(153)	—	—	—
Reallocation of carrying value	—	—	(184)	—	—	—	—	184	—	—	—	—
Redemption value adjustment	—	—	—	(76)	—	—	—	—	(76)	—	—	76
Foreign currency translation adjustment	—	—	—	—	104	—	—	—	104	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	277	—	—	—	277	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	179	—	—	—	179	—	—	—
Net income (loss)	—	—	—	(5,720)	—	—	—	(234)	(5,954)	—	—	(19)
Balance at June 30, 2021	3,023	$3	$292,534	$(520,787)	$(429)	(48)	$(582)	$251	$(229,010)	19,120	$477,574	$94

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	169	—	2,527	—	—	—	—	3	2,530	—	—	—
Forfeiture of restricted common shares	(2)	—	23	—	—	(2)	(23)	—	—	—	—	—
Purchase of treasury stock	(14)	—	—	—	—	(14)	(121)	—	(121)	—	—	—
Amortization of preferred stock discount	—	—	—	(627)	—	—	—	—	(627)	—	627	—
Dividends declared and undeclared - preferred stock	—	—	—	(17,239)	—	—	—	—	(17,239)	—	—	—
Deferred compensation plan distribution	2	—	26	—	—	—	—	—	26	—	—	—
Employee advances	—	—	49	—	—	—	—	—	49	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(3,315)	2,559	—	—	—	325	(431)	—	—	(1,648)
Reallocation of carrying value	—	—	(373)	—	—	—	—	373	—	—	—	—
Redemption value adjustment	—	—	—	(103)	—	—	—	—	(103)	—	—	103
Foreign currency translation adjustment	—	—	—	—	104	—	—	—	104	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	250	—	—	—	250	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	373	—	—	—	373	—	—	—
Net income (loss)	—	—	—	(13,894)	—	—	—	(329)	(14,223)	—	—	(195)
Balance at June 30, 2021	3,023	$3	$292,534	$(520,787)	$(429)	(48)	$(582)	$251	$(229,010)	19,120	$477,574	$94
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$6,004	$(14,418)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,644	19,375
Change in fair value of deferred compensation plan	(489)	2,801
Equity-based compensation	1,670	2,740
Equity in (earnings) loss in unconsolidated entities	(257)	172
Deferred tax expense (benefit)	(2,422)	(2,205)
Change in fair value of contingent consideration	—	23
(Gain) loss on disposal of assets	779	1,164
Amortization of other assets	331	594
Amortization of loan costs	305	131
Realized loss on restricted investments	71	373
Other (gain) loss	88	34
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(6,720)	(1,802)
Due from affiliates	(232)	(137)
Due from Ashford Trust	(2,458)	12,683
Due from Braemar	(2,666)	21
Inventories	(320)	(622)
Prepaid expenses and other	4,297	(336)
Investment in unconsolidated entities	150	(186)
Operating lease right-of-use assets	1,888	1,822
Other assets	8	(11)
Accounts payable and accrued expenses	(2,060)	(11,114)
Due to affiliates	101	(1,374)
Other liabilities	3,376	(2,176)
Operating lease liabilities	(1,895)	(1,823)
Deferred income	(2,225)	(1,586)
Net cash provided by (used in) operating activities	15,968	4,143
Cash Flows from Investing Activities
Additions to property and equipment	(3,014)	(2,620)
Proceeds from sale of property and equipment, net	406	1,816
Investment in unconsolidated entity	(400)	—
Acquisition of Chesapeake, net of cash acquired	(6,290)	—
Purchase of common stock of related parties	—	(873)
Acquisition of assets related to RED	(1,080)	(1,536)
Proceeds from note receivable	1,380	—
Issuance of note receivable	—	(2,881)
Net cash provided by (used in) investing activities	(8,998)	(6,094)
		(Continued)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(26,519)	(8,353)
Payments on revolving credit facilities	(2,687)	(620)
Borrowings on revolving credit facilities	992	—
Proceeds from notes payable	68,061	325
Payments on notes payable	(29,027)	(5,347)
Payments on finance lease liabilities	(515)	(91)
Payments of loan costs	(2,694)	—
Purchase of treasury stock	(241)	(121)
Employee advances	(257)	49
Contributions from noncontrolling interest	164	—
Distributions to noncontrolling interests in consolidated entities	(32)	—
Net cash provided by (used in) financing activities	7,245	(14,158)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(122)
Net change in cash, cash equivalents and restricted cash	14,211	(16,231)
Cash, cash equivalents and restricted cash at beginning of period	72,449	82,666
Cash, cash equivalents and restricted cash at end of period	$86,660	$66,435

Supplemental Cash Flow Information
Interest paid	$3,620	$2,304
Income taxes paid (refunded), net	1,504	1,613
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Chesapeake through issuance of Series CHP Units from our subsidiary Ashford Holdings	$1,390	$—
Acquisition related contingent consideration liability	1,670	—
Distribution from deferred compensation plan	—	26
Capital expenditures accrued but not paid	571	149
Finance lease additions	585	—
Acquisition of noncontrolling interest in consolidated entities with notes payable and common stock	—	2,127

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$37,571	$45,270
Restricted cash at beginning of period	34,878	37,396
Cash, cash equivalents and restricted cash at beginning of period	$72,449	$82,666

Cash and cash equivalents at end of period	$48,422	$32,089
Restricted cash at end of period	38,238	34,346
Cash, cash equivalents and restricted cash at end of period	$86,660	$66,435
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington Lodging & Hospitality, LLC (“Remington”), a subsidiary of the Company, operates certain hotel properties owned by Ashford Trust, Braemar and third-parties. As of June 30, 2022, Remington provided hotel management services to 115 hotels, 41 of which were owned by third-parties.
Other Developments
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar Limited Waiver”) with Braemar, Braemar Hospitality Limited Partnership (“Braemar OP”), Braemar TRS Corporation (“Braemar TRS”) and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust Limited Waiver” and together with the Braemar Limited Waiver, the “Limited Waivers”) with Ashford Trust, Ashford Hospitality Limited Partnership (“Ashford Trust OP”), Ashford TRS Corporation (“Ashford Trust TRS”) and Ashford LLC. Pursuant to the Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8,476,000, in the aggregate, during the Waiver Period.

On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. See note 6.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On April 10, 2022, the Company’s board of directors (the “Board”) declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022. See note 12.
On April 15, 2022, the Company acquired privately held Chesapeake Hospitality (“Chesapeake”), a third-party hotel management company. See note 4.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2022.
Cost reimbursement revenue and reimbursed expenses for the three and six months ended June 30, 2021 were restated as previously disclosed in the restated condensed consolidated statement of operations for the three and six months ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The restatement related to Remington’s recognition of cost reimbursement revenue and reimbursed expenses for certain insurance costs and the timing of recognition of cost reimbursement revenue and reimbursed expenses for hotel management related salaries and benefits costs that are reimbursed from hotel owners, resulting in a $2.9 million and $4.5 million decrease in cost reimbursement revenue and reimbursed expenses for the three and six months ended June 30, 2021, respectively. These costs are reported gross in the Company’s condensed consolidated statements of operations in cost reimbursement revenue with an offsetting amount reported in reimbursed expenses.
The condensed consolidated balance sheet and statement of equity (deficit) as of June 30, 2022, include a correction of an immaterial error which resulted in $639,000 of cumulative unrealized losses on available-for-sale common shares of Ashford Trust and Braemar held by Remington being reclassified from accumulated other comprehensive income to accumulated deficit. Beginning January 1, 2022, unrealized gains and losses on available-for-sale common shares are recorded in other income (expense) in the Company’s condensed consolidated statements of operations.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	76.10%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.90%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,509	n/a	n/a
Redemption value adjustment, year-to-date	1	n/a	n/a
Redemption value adjustment, cumulative	582	n/a	n/a
Carrying value of noncontrolling interests	n/a	439	20
Assets, available only to settle subsidiary’s obligations (5)	n/a	2,224	1,252
Liabilities (6)	n/a	602	1,471
Revolving credit facility (6)	n/a	—	50

	December 31, 2021
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	75.38%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	24.62%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$69	n/a	n/a
Redemption value adjustment, year-to-date	96	n/a	n/a
Redemption value adjustment, cumulative	581	n/a	n/a
Carrying value of noncontrolling interests	n/a	479	159
Assets, available only to settle subsidiary’s obligations (5)	n/a	2,533	1,779
Liabilities (6)	n/a	424	1,643
Revolving credit facility (6)	n/a	—	100
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
(3)    Represents ownership interests in OpenKey, Inc. (“OpenKey”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. See note 6.
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
(6)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. See note 6.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and six months ended June 30, 2022 and 2021.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at June 30, 2022 and December 31, 2021. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and six months ended June 30, 2022 and 2021. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	June 30, 2022	December 31, 2021
Carrying value of the investment in REA Holdings	$2,938	$2,831
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity in earnings (loss) in unconsolidated entities REA Holdings	$67	$96	$257	$(18)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Cash—Restricted cash was comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
REIT Advisory:
Insurance claim reserves (1)	$26,796	$24,588

Remington:
Managed hotel properties’ reserves (2)	8,233	6,923
Insurance claim reserves (3)	2,154	1,312
Total Remington restricted cash	10,387	8,235

INSPIRE:
Debt service related operating reserves (4)	—	1,000

Marietta:
Capital improvement reserves (5)	255	255
Restricted cash held in escrow (6)	800	800
Total Marietta restricted cash	1,055	1,055

Total restricted cash	$38,238	$34,878
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
(4)    Our subsidiary, Inspire Event Technologies Holdings, LLC (“INSPIRE”), provides event technology and creative communications solutions services. On June 27, 2022, INSPIRE’s credit agreement was amended to remove the previous requirement for INSPIRE to maintain an operating reserve account of $1.0 million to service interest expense and projected operating costs. See note 6.
(5)    Includes cash reserves for capital improvements associated with renovations at the hotel leased by our consolidated subsidiary, Marietta Leasehold LP (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia. The liability related to the restricted cash balance for the hotel’s renovations are included in “accounts payable and accrued expenses.”
(6)    Restricted cash is held in escrow in accordance with the Marietta lease agreement. The cash held in escrow is funded from hotel cash flows and can only be used for repairs and maintenance or capital improvements at the property.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible. As of June 30, 2022 and December 31, 2021, accounts receivable also includes a note receivable due to Remington of approximately $1.5 million and $2.9 million, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of June 30, 2022 and December 31, 2021, property and equipment, net of accumulated depreciation, included assets related to Marietta’s finance lease of $41.0 million and $41.6 million, enhanced return funding program (“ERFP”) furniture fixture & equipment (“FF&E”) of $10.7 million and $12.4 million, audio visual equipment at INSPIRE of $6.5 million and $7.0 million and marine vessels at RED Hospitality & Leisure, LLC (“RED”) of $12.6 million and $12.8 million, respectively.
Other Liabilities—As of June 30, 2022 and December 31, 2021, other current liabilities included reserves in the amount of $26.8 million and $24.6 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, other liabilities also included $2.4 million and $1.3 million, respectively, relating to reserves for Remington health insurance claims. Other liabilities non-current of $1.7 million includes the liability for contingent consideration from the Company’s acquisition of Chesapeake. See notes 4 and 8.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company has deferred $1.3 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheets as of June 30, 2022 and December 31, 2021 related to the Consolidated Appropriations Act, 2021.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees, incentive management fees and other management fees. Base management fees, incentive management fees and other management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. The base management fees and incentive management fees that Remington receives for third-party owned hotels vary by property. Other management fees include fixed monthly accounting and revenue management fees for managing hotel employees and the daily operations of the hotels.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2022	2021
Balance as of March 31	$10,377	$20,519
Increases to deferred income	1,961	4,307
Recognition of revenue (1)	(3,658)	(5,163)
Balance as of June 30	$8,680	$19,663
________
(1)    Deferred income recognized in the three months ended June 30, 2022, includes (a) $390,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue, and (c) $1.8 million of “other services” revenue earned by our products and services companies. Deferred income recognized in the three months ended June 30, 2021, includes (a) $527,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $669,000 of audio visual revenue, (c) $2.3 million of other revenue related to the Ashford Trust Agreement with Lismore (see note 15), and (d) $1.7 million of “other services” revenue earned by our products and services companies, excluding Lismore.

	Deferred Income
	2022	2021
Balance as of January 1	$10,905	$21,359
Increases to deferred income	5,812	10,218
Recognition of revenue (1)	(8,037)	(11,914)
Balance as of June 30	$8,680	$19,663
________
(1)    Deferred income recognized in the six months ended June 30, 2022, includes (a) $833,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.7 million of audio visual revenue, (c) $2.3 million of other revenue primarily related to Ashford Trust’s agreement with Lismore (see note 15), and (d) $3.2 million of “other services” revenue earned by our products and services companies, excluding Lismore. Deferred income recognized in the six months ended June 30, 2021, includes (a) $1.1 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.2 million of audio visual revenue, (c) $6.6 million of other revenue related to Ashford Trust’s and Braemar’s agreements with Lismore (see note 15), and (d) $3.1 million of “other services” revenue earned by our products and services companies, excluding Lismore.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See note 15. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at June 30, 2022.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $15.0 million and $7.6 million included in “accounts receivable, net” primarily related to our products and services segment, $5.0 million and $2.6 million in “due from Ashford Trust”, and $3.8 million and $1.1 million included in “due from Braemar” related to REIT advisory services at June 30, 2022 and December 31, 2021, respectively. We had no significant impairments related to these receivables during the three and six months ended June 30, 2022 and 2021. See note 15.
Disaggregated Revenue
Our revenues were comprised of the following for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advisory services fees:
Base advisory fees	$11,839	$9,932	$23,513	$19,731
Other advisory revenue	130	130	258	258
Total advisory services fees revenue	11,969	10,062	23,771	19,989

Hotel management fees:
Base fees	9,484	5,308	15,658	9,165
Incentive fees	2,867	1,207	3,871	1,822
Other management fees	1,069	—	1,069	—
Total hotel management fees revenue	13,420	6,515	20,598	10,987

Design and construction fees revenue	4,738	1,867	9,262	3,409

Audio visual revenue	35,977	9,451	60,942	13,062

Other revenue:
Watersports, ferry and excursion services (1)	7,684	6,861	13,729	11,422
Debt placement and related fees (2)	690	2,290	3,173	6,578
Claims management services	1	16	16	33
Other services (3)	3,697	2,999	6,593	4,762
Total other revenue	12,072	12,166	23,511	22,795

Cost reimbursement revenue	89,277	45,351	163,328	77,538

Total revenues	$167,453	$85,412	$301,412	$147,780

REVENUES BY SEGMENT (4)
REIT advisory	$19,221	$16,745	$38,614	$31,813
Remington	90,799	44,083	161,306	74,892
Premier	7,085	2,430	13,311	4,374
INSPIRE	36,016	9,451	61,038	13,062
RED	7,693	6,861	13,738	11,422
OpenKey	413	477	795	931
Corporate and other	6,226	5,365	12,610	11,286
Total revenues	$167,453	$85,412	$301,412	$147,780
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
The following table presents revenue from INSPIRE and RED geographically for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INSPIRE:
United States	$27,057	$7,837	$46,127	$10,752
Mexico	7,156	1,260	11,774	1,671
Dominican Republic	1,803	354	3,137	639
Total audio visual revenue	$36,016	$9,451	$61,038	$13,062
RED:
United States	$6,588	$6,861	$11,854	$11,422
United Kingdom (Turks and Caicos Islands)	1,105	—	1,884	—
Total watersports, ferry and excursion services	$7,693	$6,861	$13,738	$11,422
4. Acquisitions
Chesapeake
On April 15, 2022, the Company acquired privately held Chesapeake, a third-party hotel management company. The Company paid to the sellers $6.3 million in cash, subject to certain adjustments, and issued to the sellers 378,000 Series CHP Convertible Preferred Units of Ashford Holdings (the “Series CHP Units”) at $25 per Unit, for a total liquidation value of $9.45 million. The Series CHP Units include a discount of $8.1 million resulting in a total fair value of $1.4 million. The discount is due to the Company’s ability to convert the Series CHP Units to common units of Ashford Holdings at the preferred conversion price of $117.50. Common units of Ashford Holdings are exchangeable into common stock of the Company on a 1:1 ratio. The sellers also have the ability to earn up to $10.25 million of additional consideration based on the base management fee contribution from the acquired business for the trailing 12 month periods ending March 2024 and March 2025, respectively, for a total potential consideration of $18.1 million, subject to certain adjustments. The first $6.3 million of such additional consideration is payable in cash and any amounts payable in excess of such $6.3 million may be satisfied by the issuance of shares of common stock of the Company, common units of Ashford Holdings or additional Series CHP Units, as determined by the Company in its sole discretion.
The acquisition of Chesapeake was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections for Chesapeake and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. See note 8.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to the intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of the purchase price and preliminary allocation of the purchase price are as follows (in thousands):

Series CHP Units	$9,450
Discount on Series CHP Units	(8,063)
Cash	6,300
Fair value of contingent consideration	1,670
Working capital adjustments	120
Total fair value of purchase price	$9,477

	Fair Value	Estimated Useful Life
Current assets including cash of $228	$930
Goodwill	1,980
Management contracts	7,131	8 years
Total assets acquired	10,041
Current liabilities	347
Deferred tax liability	217
Total assumed liabilities	564
Net assets acquired	$9,477
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill includes value attributable to growth opportunities to expand Remington’s hotel management services to third-party owners in the hospitality industry.
Results of Chesapeake
The results of operations of Chesapeake have been included in our results of operations since the acquisition date. Our condensed consolidated statements of operations for the three and six months ended June 30, 2022 include total revenue from Chesapeake of $11.9 million. In addition, our condensed consolidated statements of operations for the three and six months ended June 30, 2022 include net income from Chesapeake of $1.4 million.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Chesapeake acquisition had occurred on January 1, 2021, and the removal of $692,000 and $942,000 of transaction costs directly attributable to the acquisition (net of the incremental tax expense) for the three and six months ended June 30, 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$169,299	$93,413	$314,332	$161,848
Net income (loss)	5,380	(6,777)	5,528	(16,288)
Net income (loss) attributable to common stockholders	(3,510)	(15,640)	(12,638)	(34,064)
5. Goodwill and Intangible Assets, net
The carrying amount of goodwill as of June 30, 2022 is as follows (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at December 31, 2021	$54,605	$1,235	$782	$56,622
Changes in goodwill:
Additions (2)	1,980	—	—	1,980
Balance at June 30, 2022	$56,585	$1,235	$782	$58,602
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) The addition relates to the Company’s acquisition of Chesapeake. See note 4.
Intangible assets, net as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts (1)	$114,730	$(34,045)	$80,685	$107,600	$(28,284)	$79,316
Premier management contracts	194,000	(47,517)	146,483	194,000	(41,619)	152,381
INSPIRE customer relationships	9,319	(4,968)	4,351	9,319	(4,409)	4,910
RED boat slip rights	3,100	(458)	2,642	3,100	(380)	2,720
Pure Wellness customer relationships	175	(175)	—	175	(166)	9
	$321,324	$(87,163)	$234,161	$314,194	$(74,858)	$239,336

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks	490			490
	$5,390			$5,390
________
(1) As of June 30, 2022, Remington’s management contracts include $7.1 million of gross management contracts acquired in the Company’s acquisition of Chesapeake. See note 4.
Amortization expense for definite-lived intangible assets was $6.4 million and $12.3 million for the three and six months ended June 30, 2022, respectively. Amortization expense for definite-lived intangible assets was $6.4 million and $12.8 million for the three and six months ended June 30, 2021, respectively. The useful lives of our customer relationships range from five to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	June 30, 2022	December 31, 2021
Credit facility (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or LIBOR (3) +7.35%	$70,000	$—
Term loan (9)	Ashford Inc.	March 19, 2024	Base Rate (2) + 2.00% to 2.25% or LIBOR (3) +3.00% to 3.25%	—	27,271
Note payable (12)	Ashford Inc.	February 29, 2028	4.00%	1,622	1,746
Term loan (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.25%	18,800	20,000
Revolving credit facility (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.25%	224	1,869
Revolving credit facility (5) (13)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	50	100
Revolving credit facility (6) (8) (14)	RED	November 3, 2022	Prime Rate (4) + 1.75%	—	—
Term loan (5) (8) (15)	RED	July 17, 2029	6.00%	1,619	1,641
Term loan (5) (8)	RED	July 17, 2023	6.50%	474	607
Term loan (5) (8) (16)	RED	August 5, 2029	Prime Rate (4) + 2.00%	889	888
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	2,058	2,143
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	3,176	3,357
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00%	26	—
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00%	22	—
Total notes payable				98,960	59,622
Capitalized default interest, net (11)				219	290
Deferred loan costs, net				(2,921)	(518)
Original issue discount, net (9)				(1,896)	—
Notes payable including capitalized default interest and deferred loan costs, net				94,362	59,394
Less current portion				(4,688)	(6,725)
Total notes payable, net - non-current				$89,674	$52,669
__________________
(1)     Base Rate, as defined in the credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) LIBOR plus 1.00%, or (iv) 1.25%.
(2)     Base Rate, as defined in the Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A., is the greater of (i) the prime rate set by Bank of America, N. A., (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%.
(3)     The one-month LIBOR rate was 1.79% and 0.10% at June 30, 2022 and December 31, 2021, respectively.
(4)     The Prime Rate was 4.75% and 3.25% at June 30, 2022 and December 31, 2021, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility is collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $10.4 million and $5.0 million as of June 30, 2022 and December 31, 2021, respectively. INSPIRE’s term loan is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $13.3 million and $12.5 million as of June 30, 2022 and December 31, 2021, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(9)    On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement and pay dividends to the holders of the Series D Convertible Preferred Stock. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0%. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of June 30, 2022, the amount unused under the Credit Facility was $30.0 million.
(10)    On December 31, 2020, INSPIRE amended its credit agreement dated as of November 1, 2017 (the “INSPIRE Amendment”). The maximum borrowing capacity under the INSPIRE Amendment for the revolving credit facility is $3.0 million. As of June 30, 2022, the amount unused under INSPIRE’s revolving credit facility was $2.8 million. The INSPIRE Amendment provides INSPIRE with an option to elect a one-year extension subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of INSPIRE’s election to extend. Pursuant to the INSPIRE Amendment, INSPIRE’s obligations to comply with certain financial and other covenants were waived until March 31, 2023. Amounts borrowed under the revolving credit facility and the term loan bear interest at the Prime Rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. Commencing January 1, 2022, INSPIRE is required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. INSPIRE holds an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at June 30, 2022 and December 31, 2021 was not material.
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
(13)    As of June 30, 2022, the amount unused under Pure Wellness’s revolving credit facility was $200,000.
(14)    As of June 30, 2022, the amount unused under RED’s revolving credit facility was $250,000.
(15)    The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(16)    RED was not required to make any payments of principal until May 5, 2022.
(17)    On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which convert to term loans once fully drawn. Each loan bears an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%. As of June 30, 2022, the amount unused under RED’s non-revolving line of credit loans were $1.5 million and $1.5 million, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of June 30, 2022, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$14,035	$11,682
Accrued payroll expense	17,810	23,648
Accrued vacation expense	2,977	3,427
Accrued interest	265	259
Other accrued expenses	3,080	881
Total accounts payable and accrued expenses	$38,167	$39,897
8. Fair Value Measurements
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
June 30, 2022
Assets
Restricted Investment:
Ashford Trust common stock	$77	(1)	$—		$—		$77
Braemar common stock	257	(1)	—		—		257
Total	$334		$—		$—		$334
Liabilities
Contingent consideration	$—		$—		$(1,670)	(2)	$(1,670)
Subsidiary compensation plan	—		(27)	(1)	—		(27)
Deferred compensation plan	(2,838)		—		—		(2,838)
Total	$(2,838)		$(27)		$(1,670)		$(4,535)
Net	$(2,504)		$(27)		$(1,670)		$(4,201)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through June 30, 2022, which are exercisable upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, which is reported within long-term “other liabilities” in our condensed consolidated balance sheets. See notes 1 and 4.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents our rollforward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance at December 31, 2021	$—
Acquisition of Chesapeake (1)	(1,670)
Gains (losses) included in earnings	—
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at June 30, 2022	$(1,670)
__________________
(1) The Company measures contingent consideration liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are a) a discount rate, with a range of 35.18% to 35.27%; b) a forward looking risk-free rate, with a range of 2.14% to 3.17%; and c) a volatility rate of 52.64%.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assets
Unrealized gain (loss) on investment: (1)
Ashford Trust common stock	$(54)	$—	$56	$—
Braemar common stock	(113)	—	(56)	—
Realized gain (loss) on investment: (2)
Ashford Trust common stock	—	(156)	(94)	(331)
Braemar common stock	—	(23)	23	(42)
Total	$(167)	$(179)	$(71)	$(373)
Liabilities
Contingent consideration (3)	$—	$—	$—	$(23)
Subsidiary compensation plan (4)	(21)	(150)	(68)	(273)
Deferred compensation plan (4)	600	(2,743)	489	(2,801)
Total	$579	$(2,893)	$421	$(3,097)
Net	$412	$(3,072)	$350	$(3,470)
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
(3)     Represents the changes in fair value of the contingent consideration liabilities related to the level of achievement of certain performance targets associated with the acquisition of BAV Services Inc. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
June 30, 2022
Equity securities (1)	$825	$—	$(491)	$334
__________________
(1)     Distributions of $359,000 of available-for-sale securities occurred in the six months ended June 30, 2022.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2021
Equity securities (1)	$1,068	$—	$(492)	$576
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

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$334	$334	$576	$576
Financial liabilities measured at fair value:
Deferred compensation plan	$2,838	$2,838	$3,326	$3,326
Contingent consideration	1,670	1,670	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$48,422	$48,422	$37,571	$37,571
Restricted cash	38,238	38,238	34,878	34,878
Accounts receivable, net	15,035	15,035	7,622	7,622
Notes receivable	1,500	1,500	2,880	2,880
Due from affiliates	397	397	165	165
Due from Ashford Trust	5,033	5,033	2,575	2,575
Due from Braemar	3,810	3,810	1,144	1,144
Investments in unconsolidated entities	4,088	4,088	3,581	3,581
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$38,167	$38,167	$39,897	$39,897
Dividends payable	26,593	26,593	34,574	34,574
Due to affiliates	103	103	—	—
Other liabilities	29,275	29,275	25,899	25,899
Notes payable	98,960	94,011 to 103,907	59,622	56,641 to 62,603
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
Contingent consideration. The liability associated with the Company’s acquisition of Chesapeake was carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our condensed consolidated statements of operations. This is considered a Level 3 valuation technique. See note 8.
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
10. Commitments and Contingencies
Purchase Commitment—As of June 30, 2022, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement with Ashford Trust, must be fulfilled by December 31, 2022. See note 15 for further discussion of our ERFP Agreement with Ashford Trust.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2022, no amounts have been accrued.
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
11. Equity (Deficit)
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Income) loss attributable to noncontrolling interests:
OpenKey	$228	$208	$454	$411
RED	—	59	—	(38)
Pure Wellness	70	(33)	104	(44)
Total net (income) loss attributable to noncontrolling interests	$298	$234	$558	$329

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
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(141)	$19	$(132)	$43
OpenKey	—	—	—	152
Total net (income) loss attributable to redeemable noncontrolling interests	$(141)	$19	$(132)	$195
Series CHP Units—In connection with the acquisition of Chesapeake, Ashford Holdings issued 378,000 Series CHP Units to the sellers of Chesapeake. The Series CHP Units represent a preferred membership interest in Ashford Holdings having a priority in payment of cash dividends over the common unit holders of Ashford Holdings and are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. Each Series CHP Unit (i) has a liquidation value of $25 plus all unpaid accrued and accumulated distributions thereon; (ii) is entitled to cumulative dividends at the rate of 7.28% per annum, payable quarterly in arrears; (iii) participates in any dividend or distribution paid on all outstanding common units of Ashford Holdings in addition to the preferred dividends; (iv) is convertible, along with the aggregate accrued or accumulated and unpaid distributions thereon, into common units of Ashford Holdings at the option of the holder or the issuer, which common units of Ashford Holdings will then be redeemable by the holder thereof into common stock of the Company on a 1:1 ratio or cash, at the Company’s discretion; and (v) provides for customary anti-dilution protections. The number of common units of Ashford Holdings to be received upon conversion of Series of CHP Units, along with the aggregate accrued or accumulated and unpaid distributions thereon, is determined by: (i) multiplying the number of Series CHP Units to be converted by the liquidation value thereof; and then (ii) dividing the result by the preferred conversion price, which is $117.50 per unit. In the event the Company fails to pay the required dividends on the Series CHP Units for two consecutive quarterly periods (a “Preferred Unit Breach”), then until such arrearage is paid in cash in full, the dividend rate on the Series CHP Units will increase to 10.00% per annum until no Preferred Unit Breach exists. Except with respect to certain protective provisions, no holder of Series CHP Units will have voting rights in its capacity as such. As long as any Series CHP Units are outstanding, the Company is prohibited from taking specified actions without the consent of at least 50% of the holders of Series CHP Units, including (i) modifying the terms, rights, preferences, privileges or voting powers of the Series CHP Units or (ii) altering the rights, preferences or privileges of any Units of Ashford Holdings so as to adversely affect the Series CHP Units.
For the three and six months ended June 30, 2022 the Company declared a preferred dividend to the holders of the Series CHP Units totaling $145,000, or $0.3842 per share, which was paid on July 15, 2022 and is recorded as net (income) loss attributable to redeemable noncontrolling interests for Ashford Holdings in the table above.
Convertible Preferred Stock—Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, one of our other executive officers and several other individuals.

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
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock resulted in a discount that was reflected in the fair value of the preferred stock, which was recorded in “Series D Convertible Preferred Stock, net of discount” on our condensed consolidated balance sheets, until the increasing dividend rate feature ended on November 6, 2021. For the three and six months ended June 30, 2021, we recorded $311,000 and $627,000, respectively, of amortization related to preferred stock discounts.
On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022. As of June 30, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $17.7 million, which relates to the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $26.4 million and $34.6 million at June 30, 2022 and December 31, 2021, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” See note 18.
Declared convertible preferred stock cumulative dividends for all issued and outstanding shares were as follows (in thousands, except per share amounts):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Preferred dividends - declared	$26,519	$—	$35,219	$8,353
Preferred dividends per share - declared	$1.3870	$—	$1.8420	$0.4369
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	June 30, 2022	December 31, 2021
Aggregate preferred dividends - undeclared	$17,748	$34,574
Aggregate preferred dividends - undeclared per share	$0.9282	$1.8083
13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and six months ended June 30, 2022 and 2021 are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity-based compensation
Class 2 LTIP Units and stock option amortization (1)	$32	$543	$386	$1,549
Employee equity grant expense (2)	488	309	829	541
Director and other non-employee equity grants expense (3)	401	525	455	650
Total equity-based compensation	$921	$1,377	$1,670	$2,740

Other equity-based compensation
REIT equity-based compensation (4)	$4,150	$4,840	$8,479	$8,177
	$5,071	$6,217	$10,149	$10,917
________
(1)    As of June 30, 2022, the Company had approximately $352,000 of total unrecognized compensation expense related to Class 2 Long-Term Incentive Partnership Units (the “Class 2 LTIP Units”) that will be recognized over a weighted average period of 2.7 years.
(2)    As of June 30, 2022, the Company had approximately $3.3 million of total unrecognized compensation expense related to restricted shares and LTIP units that will be recognized over a weighted average period of 1.9 years. In March 2022, approximately 39,000 Long-Term Incentive Plan units (the “LTIP units”) with a fair value of approximately $627,000 were issued to one of our executive officers as compensation. The LTIP units have a vesting period of three years. Each LTIP unit once vested can be converted by the holder into one common limited partnership unit of Ashford Holdings which can then be redeemed for cash or, at our election, settled in our common stock.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Deferred Compensation Plan
We administer a non-qualified deferred compensation plan (“DCP”) for certain executive officers and other employees which give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP for our executive officers are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations and comprehensive income (loss).
The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value
Unrealized gain (loss)	$600	$(2,743)	$489	$(2,801)

Distributions
Fair value (1)	$—	$19	$—	$26
Shares (1)	—	1	—	2
________
(1)    Distributions made to one participant.
As of June 30, 2022 and December 31, 2021, the carrying value of the DCP liability was $2.8 million and $3.3 million, respectively.
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
Premier is party to a master project management agreement with Ashford Trust OP and Ashford Trust TRS, a subsidiary of Ashford Trust OP, and certain of their affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
Remington is party to a master hotel management agreement with Ashford Trust TRS and certain of its affiliates to provide hotel management services. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met, and other general and administrative expense reimbursements. Ashford Trust pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week. Remington is also party to a mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020 to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Ashford Trust’s hotels (the “Ashford Trust Agreement”). The Ashford Trust Agreement terminated effective April 6, 2022. For the three and six months ended June 30, 2022, the Company recognized revenue of $0 and $2.3 million, respectively. For the three and six months ended June 30, 2021, the Company recognized revenue of $2.3 million and $5.7 million, respectively. The six month period ended June 30, 2021 includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of June 30, 2022 and December 31, 2021, the Company recorded $0 and $2.4 million, respectively, as deferred income. The deferred income related to the various Lismore fees described above was recognized over the 24 month term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees (1)	$8,612	$7,254	$17,347	$14,508

Hotel management fees:
Base management fees	6,573	4,473	11,575	7,850
Incentive management fees	1,921	1,065	2,704	1,601
Total hotel management fees revenue (2)	8,494	5,538	14,279	9,451

Design and construction fees revenue (3)	2,344	634	4,816	1,037

Other revenue
Watersports, ferry and excursion services (5)	81	—	124	—
Debt placement and related fees (6)	690	2,290	2,983	5,725
Claims management services (7)	1	14	15	30
Other services (8)	328	433	676	792
Total other revenue	1,100	2,737	3,798	6,547

Cost reimbursement revenue	61,620	36,567	119,926	62,556

Total revenues	$82,170	$52,730	$160,166	$94,099

REVENUES BY SEGMENT (9)
REIT advisory	$12,154	$11,204	$25,160	$21,758
Remington	64,358	37,807	122,487	64,180
Premier	3,874	995	7,480	1,643
INSPIRE	17	—	55	—
RED	86	—	129	—
OpenKey	30	30	64	60
Corporate and other	1,651	2,694	4,791	6,458
Total revenues	$82,170	$52,730	$160,166	$94,099

COST OF REVENUES
Cost of revenues for audio visual (4)	$2,225	$560	$3,673	$696

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$5,286	$1,270	$8,636	$1,573
Watersports, ferry and excursion services revenue from guests at REIT properties (4)	52	143	64	210
________
(1)    Advisory fees earned from Ashford Trust during the three and six months ended June 30, 2021, excluded $1.7 million and $3.2 million, respectively, of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 for discussion of the advisory services revenue recognition policy.

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
(9)    See note 17 for discussion of segment reporting.
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and its operating subsidiary Braemar OP.
Premier is party to a master project management agreement with Braemar OP and Braemar TRS Corporation, a wholly owned subsidiary of Braemar OP, and certain of their affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP.
Remington is party to a master hotel management agreement with Braemar TRS Corporation and certain of its affiliates to provide hotel management services. Braemar pays the Company a monthly hotel management fee equal to the greater of $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Braemar pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week. Remington is also party to a mutual exclusivity agreement with Braemar and Braemar OP.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Braemar (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,227	$2,678	$6,166	$5,223
Other advisory revenue (1)	130	130	258	258
Total advisory services fees revenue	3,357	2,808	6,424	5,481

Hotel management fees:
Base management fees	795	584	1,495	915
Incentive management fees	262	142	464	221
Total hotel management fees revenue (2)	1,057	726	1,959	1,136

Design and construction fees revenue (3)	1,645	350	2,965	621

Other revenue
Watersports, ferry and excursion services (5)	691	695	1,274	1,227
Debt placement and related fees (6)	—	—	190	853
Claims management services (7)	—	2	1	3
Other services (8)	30	36	72	87
Total other revenue	721	733	1,537	2,170

Cost reimbursement revenue	12,074	6,722	23,119	11,225

Total revenues	$18,854	$11,339	$36,004	$20,633

REVENUES BY SEGMENT (9)
REIT advisory	$7,067	$5,545	$13,455	$10,059
Remington	7,131	4,000	14,193	6,639
Premier	2,320	511	4,151	873
INSPIRE	22	—	41	—
RED	695	695	1,278	1,227
OpenKey	10	9	19	19
Corporate and other	1,609	579	2,867	1,816
Total revenues	$18,854	$11,339	$36,004	$20,633

COST OF REVENUES (4)
Cost of revenues for audio visual	$1,055	$76	$1,756	$99
Other	96	111	182	196

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$2,638	$161	$4,309	$213
Watersports, ferry and excursion services revenue from guests at REIT properties (4)	598	479	1,211	736
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
(9)    See note 17 for discussion of segment reporting.

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
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement has no impact on the Extension Agreement, which continues in full force and effect in accordance with its terms. See note 10.
During the second quarter of 2021, the Company purchased $1.6 million of FF&E from Braemar. The Company set-off the purchased FF&E against a $1.6 million outstanding receivable previously incurred by Braemar. The FF&E purchased by the Company was subsequently leased back to Braemar rent-free.
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
In the first quarter of 2022, Ashford Trust purchased FF&E with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement (which continue to survive following the termination of such agreement). The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our condensed consolidated statement of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Securities—On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by the Company, Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs to fund the operations of Ashford Securities were allocated based upon an allocation percentage of 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-Up Date”) among the Company, Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by the Company, Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among the Company, Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. On January 27, 2022, the Company entered into a Second Amended and Restated Contribution Agreement with Ashford Trust and Braemar which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 10% to the Company, 45% to Ashford Trust, and 45% to Braemar.
As of June 30, 2022, Ashford Trust and Braemar have funded approximately $4.7 million and $4.9 million, respectively. The Company recognized $664,000 and $1.2 million of cost reimbursement revenue from Ashford Trust for the three and six months ended June 30, 2022, respectively, in our condensed consolidated statements of operations. The Company recognized $1.6 million and $2.6 million of cost reimbursement revenue from Braemar for the three and six months ended June 30, 2022, respectively, in our condensed consolidated statements of operations. The Company recognized $553,000 and $897,000 of cost reimbursement revenue from Braemar for the three and six months ended June 30, 2021, respectively, in our condensed consolidated statements of operations. Cost reimbursement revenue for the three and six months ended June 30, 2022 includes $839,000 and $1.2 million of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.
Other Related Party Transactions—The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the three and six months ended June 30, 2022, we recorded $838,000 and $1.7 million, respectively, in rent expense related to our corporate office lease with RHC. For the three and six months ended June 30, 2021, we recorded $838,000 and $1.7 million, respectively, in rent expense related to our corporate office lease with RHC.
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
Ashford Trust held a 15.81% and 16.65% noncontrolling interest in OpenKey as of June 30, 2022 and December 31, 2021, respectively, and Braemar held a 7.85% and 7.77% noncontrolling interest in OpenKey as of June 30, 2022 and December 31, 2021. Braemar invested $164,000 in OpenKey during the three and six months ended June 30, 2022.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into on November 6, 2019 in connection with Company’s acquisition of Remington from the Bennetts. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2022 was $96,000 and $190,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2021 was $94,000 and $201,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$5,482	$(5,720)	$6,430	$(13,894)
Less: Dividends on preferred stock, declared and undeclared (1)	(9,020)	(8,633)	(18,393)	(17,239)
Less: Amortization of preferred stock discount	—	(311)	—	(627)
Undistributed net income (loss) allocated to common stockholders	(3,538)	(14,664)	(11,963)	(31,760)
Distributed and undistributed net income (loss) - basic	$(3,538)	$(14,664)	$(11,963)	$(31,760)
Effect of deferred compensation plan	(618)	—	(524)	—
Distributed and undistributed net income (loss) - diluted	$(4,156)	$(14,664)	$(12,487)	$(31,760)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,913	2,764	2,908	2,724
Effect of deferred compensation plan shares	196	—	98	—
Weighted average common shares outstanding – diluted	3,109	2,764	3,006	2,724

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(1.21)	$(5.31)	$(4.11)	$(11.66)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(1.34)	$(5.31)	$(4.15)	$(11.66)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 12.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$141	$(19)	$132	$(43)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	—	—	—	(152)
Dividends on preferred stock, declared and undeclared	9,020	8,633	18,393	17,239
Amortization of preferred stock discount	—	311	—	627
Total	$9,161	$8,925	$18,525	$17,671
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	83	121	90	71
Effect of assumed conversion of Ashford Holdings units	73	4	40	4
Effect of incremental subsidiary shares	120	97	112	159
Effect of assumed conversion of preferred stock	4,243	4,246	4,304	4,227
Total	4,519	4,468	4,546	4,461

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
Certain information concerning our segments for the three and six months ended June 30, 2022 and 2021 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended June 30, 2022
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$11,969	$—	$—	$—	$—	$—	$—	$11,969
Hotel management	—	13,420	—	—	—	—	—	13,420
Design and construction fees	—	—	4,738	—	—	—	—	4,738
Audio visual	—	—	—	35,977	—	—	—	35,977
Other	—	—	—	—	7,684	413	3,975	12,072
Cost reimbursement revenue (1)	7,252	77,379	2,347	39	9	—	2,251	89,277
Total revenues	19,221	90,799	7,085	36,016	7,693	413	6,226	167,453
EXPENSES
Depreciation and amortization	852	3,123	2,974	472	214	2	382	8,019
Other operating expenses (2)	—	5,937	3,721	28,435	5,669	1,367	12,801	57,930
Reimbursed expenses (1)	7,156	77,379	2,347	39	9	—	2,251	89,181
Total operating expenses	8,008	86,439	9,042	28,946	5,892	1,369	15,434	155,130
OPERATING INCOME (LOSS)	11,213	4,360	(1,957)	7,070	1,801	(956)	(9,208)	12,323
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	67	67
Interest expense	—	—	—	(276)	(183)	—	(2,077)	(2,536)
Amortization of loan costs	—	—	—	(35)	(16)	—	(181)	(232)
Interest income	—	38	—	—	—	—	—	38
Other income (expense)	—	(168)	—	(17)	(2)	4	(76)	(259)
INCOME (LOSS) BEFORE INCOME TAXES	11,213	4,230	(1,957)	6,742	1,600	(952)	(11,475)	9,401
Income tax (expense) benefit	(2,896)	138	(907)	(2,377)	(531)	—	2,497	(4,076)
NET INCOME (LOSS)	$8,317	$4,368	$(2,864)	$4,365	$1,069	$(952)	$(8,978)	$5,325
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $3.1 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2022
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$23,771	$—	$—	$—	$—	$—	$—	$23,771
Hotel management fees	—	20,598	—	—	—	—	—	20,598
Design and construction fees	—	—	9,262	—	—	—	—	9,262
Audio visual	—	—	—	60,942	—	—	—	60,942
Other	15	181	—	—	13,729	791	8,795	23,511
Cost reimbursement revenue (1)	14,828	140,527	4,049	96	9	4	3,815	163,328
Total revenues	38,614	161,306	13,311	61,038	13,738	795	12,610	301,412
EXPENSES
Depreciation and amortization	1,705	5,819	5,936	940	326	6	912	15,644
Other operating expenses (2)	706	10,245	6,716	50,806	10,738	2,662	25,521	107,394
Reimbursed expenses (1)	14,589	140,527	4,049	96	9	4	3,815	163,089
Total operating expenses	17,000	156,591	16,701	51,842	11,073	2,672	30,248	286,127
OPERATING INCOME (LOSS)	21,614	4,715	(3,390)	9,196	2,665	(1,877)	(17,638)	15,285
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	257	257
Interest expense	—	—	—	(516)	(341)	—	(2,958)	(3,815)
Amortization of loan costs	—	—	—	(70)	(32)	—	(203)	(305)
Interest income	—	107	—	—	—	—	12	119
Realized gain (loss) on investments	—	(71)	—	—	—	—	—	(71)
Other income (expense)	—	—	—	(3)	(40)	4	(73)	(112)
INCOME (LOSS) BEFORE INCOME TAXES	21,614	4,751	(3,390)	8,607	2,252	(1,873)	(20,603)	11,358
Income tax (expense) benefit	(5,347)	5	(566)	(3,371)	(872)	—	4,797	(5,354)
NET INCOME (LOSS)	$16,267	$4,756	$(3,956)	$5,236	$1,380	$(1,873)	$(15,806)	$6,004
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $6.1 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2021
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$10,062	$—	$—	$—	$—	$—	$—	$10,062
Hotel management fees	—	6,515	—	—	—	—	—	6,515
Design and construction fees	—	—	1,867	—	—	—	—	1,867
Audio visual	—	—	—	9,451	—	—	—	9,451
Other	16	—	—	—	6,861	477	4,812	12,166
Cost reimbursement revenue (1)	6,667	37,568	563	—	—	—	553	45,351
Total revenues	16,745	44,083	2,430	9,451	6,861	477	5,365	85,412
EXPENSES
Depreciation and amortization	1,084	3,034	3,057	470	93	4	517	8,259
Other operating expenses (2)	267	3,333	2,274	10,027	4,799	1,314	14,922	36,936
Reimbursed expenses (1)	6,533	37,568	563	—	—	—	553	45,217
Total operating expenses	7,884	43,935	5,894	10,497	4,892	1,318	15,992	90,412
OPERATING INCOME (LOSS)	8,861	148	(3,464)	(1,046)	1,969	(841)	(10,627)	(5,000)
Equity in earnings (loss) of unconsolidated entities	—	(154)	—	—	—	—	96	(58)
Interest expense	—	—	—	(210)	(147)	—	(931)	(1,288)
Amortization of loan costs	—	—	—	(15)	(9)	—	(21)	(45)
Interest income	—	72	—	—	—	—	—	72
Realized gain (loss) on investments	—	(179)		—	—	—	—	(179)
Other income (expense)	—	1	—	14	(163)	—	(24)	(172)
INCOME (LOSS) BEFORE INCOME TAXES	8,861	(112)	(3,464)	(1,257)	1,650	(841)	(11,507)	(6,670)
Income tax (expense) benefit	(2,179)	(400)	552	257	(534)	—	3,001	697
NET INCOME (LOSS)	$6,682	$(512)	$(2,912)	$(1,000)	$1,116	$(841)	$(8,506)	$(5,973)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.1 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2021
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$19,989	$—	$—	$—	$—	$—	$—	$19,989
Hotel management fees	—	10,987	—	—	—	—	—	10,987
Design and construction fees	—	—	3,409	—	—	—	—	3,409
Audio visual	—	—	—	13,062	—	—	—	13,062
Other	33	20	—	—	11,422	931	10,389	22,795
Cost reimbursement revenue (1)	11,791	63,885	965	—	—	—	897	77,538
Total revenues	31,813	74,892	4,374	13,062	11,422	931	11,286	147,780
EXPENSES
Depreciation and amortization	2,073	6,068	6,113	937	185	8	1,014	16,398
Other operating expenses (2)	619	6,622	3,953	16,845	8,345	2,561	27,790	66,735
Reimbursed expenses (1)	11,585	63,885	965	—	—	—	897	77,332
Total operating expenses	14,277	76,575	11,031	17,782	8,530	2,569	29,701	160,465
OPERATING INCOME (LOSS)	17,536	(1,683)	(6,657)	(4,720)	2,892	(1,638)	(18,415)	(12,685)
Equity in earnings (loss) of unconsolidated entities	—	(154)	—	—	—	—	(18)	(172)
Interest expense	—	—	—	(413)	(301)	—	(1,841)	(2,555)
Amortization of loan costs	—	—	—	(44)	(11)	—	(76)	(131)
Interest income	—	133	—	—	—	—	2	135
Realized gain (loss) on investments	—	(373)	—	—	—	—	—	(373)
Other income (expense)	—	1	—	(107)	(163)	(1)	(15)	(285)
INCOME (LOSS) BEFORE INCOME TAXES	17,536	(2,076)	(6,657)	(5,284)	2,417	(1,639)	(20,363)	(16,066)
Income tax (expense) benefit	(4,133)	(663)	1,320	1,077	(794)	—	4,841	1,648
NET INCOME (LOSS)	$13,403	$(2,739)	$(5,337)	$(4,207)	$1,623	$(1,639)	$(15,522)	$(14,418)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $4.0 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18. Subsequent Events
On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which include a cash termination payment of $750,000, which was paid on August 5, 2022, and severance payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022.

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
•our understanding of our competition;
•market trends;
•the future success of recent acquisitions;
•the future demand for our services as our clients in the hospitality industry, including Ashford Trust and Braemar, recover from the COVID-19 pandemic;
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
•legislative and regulatory changes;
•the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses, including the 2018 acquisition of Premier, the 2019 acquisition of Remington and the 2022 acquisition of Chesapeake, and the possibility we will be required to record additional goodwill impairments relating to Remington as a result of the impact of the COVID-19 pandemic on our clients’, and our business;
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

Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of August 10, 2022, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,246 shares of our common stock, which represented an approximately 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is convertible at a price of $117.50 per share into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of August 10, 2022 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 64.7%.
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties owned by Ashford Trust, Braemar and third-parties.
Recent Developments
As of June 30, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $17.7 million, which relates to the second and fourth quarters of 2021. On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022.
On April 1, 2022, the Company entered into the Credit Agreement with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences the Credit Facility in the amount of $100.0 million, including a $50.0 million term loan funded upon closing and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement and pay dividends to the holders of the Series D Convertible Preferred Stock as stated above. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility.
On April 15, 2022, the Company acquired privately held Chesapeake, a third-party hotel management company. The Company paid to the sellers $6.3 million in cash, subject to certain adjustments, and issued to the sellers 378,000 Series CHP Convertible Preferred Units of Ashford Holdings (the “Series CHP Units”) at $25 per Unit, for a total liquidation value of $9.45 million. The Series CHP Units include a discount of $8.1 million resulting in a total fair value of $1.4 million. The discount is due to the Company’s ability to convert the Series CHP Units to common units of Ashford Holdings at the preferred conversion price of $117.50. Common units of Ashford Holdings are exchangeable into common stock of the Company on a 1:1 ratio. The sellers also have the ability to earn up to $10.25 million of additional consideration based on the base management fee contribution from the acquired business for the trailing 12 month periods ending March 2024 and March 2025, respectively, for a total potential consideration of $18.1 million, subject to certain adjustments. The first $6.3 million of such additional consideration is payable in cash and any amounts payable in excess of such $6.3 million may be satisfied by the issuance of shares of common stock of the Company, common units of Ashford Holdings or additional Series CHP Units, as determined by the Company in its sole discretion. Each Series CHP Unit (i) has a liquidation value of $25 plus all unpaid accrued and accumulated distributions thereon; (ii) is entitled to cumulative dividends at the rate of 7.28% per annum, payable quarterly in arrears; (iii) participates in any dividend or distribution paid on all outstanding common units of Ashford Holdings in addition to the preferred dividends; (iv) is convertible, along with the aggregate accrued or accumulated and unpaid distributions thereon, into common units of Ashford Holdings at the option of the holder or the issuer, which common units of Ashford Holdings will then be redeemable by the holder thereof into common stock of the Company on a 1:1 ratio or cash, at the Company’s discretion; and (v) provides for customary anti-dilution protections. The number of common units of Ashford Holdings to be received upon conversion of Series of CHP Units, along with the aggregate accrued or accumulated and unpaid distributions thereon, is determined by: (i) multiplying the number of Series CHP Units to be converted by the liquidation value thereof; and then (ii) dividing the result by the preferred conversion price, which is $117.50 per unit. In the event the Company fails to pay the required dividends on the Series CHP Units for two consecutive quarterly periods (a “Preferred Unit Breach”), then until such arrearage is paid in cash in full, the dividend rate on the Series CHP Units will increase to 10.00% per annum until no Preferred Unit Breach exists. Except with respect to certain protective provisions, no holder of Series CHP Units will have voting rights in its capacity as such. As long as any Series CHP Units are outstanding, the Company is prohibited from taking specified actions without the consent of at least 50% of the holders of Series CHP Units, including (i) modifying the terms, rights, preferences, privileges or voting powers of the Series CHP Units or (ii) altering the rights, preferences or privileges of any Units of Ashford Holdings so as to adversely affect the Series CHP Units.
On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Cost reimbursement revenue and reimbursed expenses for the three and six months ended June 30, 2021, were restated as previously disclosed in the restated condensed consolidated statement of operations for the three and six months ended June 30, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. See discussion in note 2 to our condensed consolidated financial statements.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
REVENUE
Advisory services fees	$11,969	$10,062	$1,907	19.0%
Hotel management fees	13,420	6,515	6,905	106.0%
Design and construction fees	4,738	1,867	2,871	153.8%
Audio visual	35,977	9,451	26,526	280.7%
Other	12,072	12,166	(94)	(0.8)%
Cost reimbursement revenue	89,277	45,351	43,926	96.9%
Total revenues	167,453	85,412	82,041	96.1%
EXPENSES
Salaries and benefits	16,603	17,392	789	4.5%
Cost of revenues for design and construction	2,206	1,022	(1,184)	(115.9)%
Cost of revenues for audio visual	23,279	6,872	(16,407)	(238.8)%
Depreciation and amortization	8,019	8,259	240	2.9%
General and administrative	10,173	6,591	(3,582)	(54.3)%
Other	5,669	5,059	(610)	(12.1)%
Reimbursed expenses	89,181	45,217	(43,964)	(97.2)%
Total expenses	155,130	90,412	(64,718)	(71.6)%
OPERATING INCOME (LOSS)	12,323	(5,000)	17,323	346.5%
Equity in earnings (loss) of unconsolidated entities	67	(58)	125	215.5%
Interest expense	(2,536)	(1,288)	(1,248)	(96.9)%
Amortization of loan costs	(232)	(45)	(187)	(415.6)%
Interest income	38	72	(34)	(47.2)%
Realized gain (loss) on investments	—	(179)	179	100.0%
Other income (expense)	(259)	(172)	(87)	(50.6)%
INCOME (LOSS) BEFORE INCOME TAXES	9,401	(6,670)	16,071	240.9%
Income tax (expense) benefit	(4,076)	697	(4,773)	(684.8)%
NET INCOME (LOSS)	5,325	(5,973)	11,298	189.2%
(Income) loss from consolidated entities attributable to noncontrolling interests	298	234	64	27.4%
Net (income) loss attributable to redeemable noncontrolling interests	(141)	19	(160)	(842.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	5,482	(5,720)	11,202	195.8%
Preferred dividends, declared and undeclared	(9,020)	(8,633)	(387)	(4.5)%
Amortization of preferred stock discount	—	(311)	311	100.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,538)	$(14,664)	$11,126	75.9%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $11.1 million, or 75.9%, to a $3.5 million loss for the three months ended June 30, 2022 (“the 2022 quarter”) compared to the three months ended June 30, 2021 (“the 2021 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues increased $82.0 million, or 96.1%, to $167.5 million for the 2022 quarter compared to the 2021 quarter due to the following (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$11,839	$9,932	$1,907	19.2%
Other advisory revenue (2)	130	130	—	—%
Total advisory services fees revenue	11,969	10,062	1,907	19.0%

Hotel management fees:
Base management fees	9,484	5,308	4,176	78.7%
Incentive management fees	2,867	1,207	1,660	137.5%
Other management fees	1,069	—	1,069
Total hotel management fees revenue (3)	13,420	6,515	6,905	106.0%

Design and construction fees revenue (4)	4,738	1,867	2,871	153.8%

Audio visual revenue (5)	35,977	9,451	26,526	280.7%

Other revenue:
Watersports, ferry and excursion services (6)	7,684	6,861	823	12.0%
Debt placement and related fees (7)	690	2,290	(1,600)	(69.9)%
Claims management services (8)	1	16	(15)	(93.8)%
Other services (9)	3,697	2,999	698	23.3%
Total other revenue	12,072	12,166	(94)	(0.8)%

Cost reimbursement revenue (10)	89,277	45,351	43,926	96.9%

Total revenues	$167,453	$85,412	$82,041	96.1%

REVENUES BY SEGMENT (11)
REIT advisory	$19,221	$16,745	$2,476	14.8%
Remington	90,799	44,083	46,716	106.0%
Premier	7,085	2,430	4,655	191.6%
INSPIRE	36,016	9,451	26,565	281.1%
RED	7,693	6,861	832	12.1%
OpenKey	413	477	(64)	(13.4)%
Corporate and other	6,226	5,365	861	16.0%
Total revenues	$167,453	$85,412	$82,041	96.1%
________
(1)The increase in base advisory fee is primarily due to higher revenue of $1.4 million from Ashford Trust and higher revenue of $549,000 from Braemar. Advisory fees earned from Ashford Trust during the 2021 quarter excluded $1.7 million of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 to our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)     Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(3)     The increase in hotel management fees revenue is due to higher base management fees from Ashford Trust, Braemar and third-parties of $2.1 million, $211,000 and $1.9 million, respectively, higher incentive management fees of $856,000, $120,000 and $684,000 from Ashford Trust, Braemar and third-parties, respectively and other management fees of $1.1 million from third-parties. The increase from Ashford Trust and Braemar are due to increased demand compared to the 2021 quarter as the industry recovers from COVID-19. The increase in third-party revenue is primarily due to Remington’s acquisition of Chesapeake in the 2022 quarter.
(4)     The increase in design and construction fees revenue is due to higher revenue from Ashford Trust and Braemar of $1.7 million and $1.3 million, respectively, due to increased capital expenditures by our clients as the industry continues to recover from COVID-19
(5)     The $26.5 million increase in audio visual revenue is due to a recovery in operations as the industry recovers from COVID-19.
(6)     The $823,000 increase in watersports, ferry and excursion services revenue is due to $1.1 million in revenue from RED’s expansion in the Turks and Caicos Islands in the third quarter of 2021 partially offset by a decrease in revenue for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida.
(7)     The decrease in debt placement and related fee revenue is due to lower revenue of $1.6 million from Ashford Trust. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease is due to Lismore’s agreement with Ashford Trust for providing modifications, forbearances or refinancing of Ashford Trust’s loans as a result of the financial impact from COVID-19. The 2022 quarter does not include revenue from the Ashford Trust Agreement with Lismore which expired April 6, 2022.
(8)     Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)     The increase in other services revenue is primarily due to higher revenue from Marietta of $1.0 million in the 2022 quarter compared to the 2021 quarter as Marietta’s operations continue to recover from COVID-19. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and other third parties and also includes Marietta.
(10)     The increase in cost reimbursement revenue is primarily due to an increase in Remington’s cost reimbursement revenue of $39.8 million in the 2022 quarter due a recovery in operations in the 2022 quarter compared to the 2021 quarter and Remington’s acquisition of Chesapeake in the 2022 quarter. The increase is additionally due to an increase of $1.8 million in cost reimbursement revenue from Premier in the 2022 quarter due to a recovery in operations in the 2022 quarter compared to the 2021 quarter and an increase of $585,000 in cost reimbursement revenue in the 2022 quarter related to reimbursable advisory expenses for Ashford Trust and Braemar.
(11)     See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased $789,000, or 4.5%, to $16.6 million for the 2022 quarter compared to the 2021 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Salaries and benefits:
Salary expense (1)	$10,562	$9,118	$1,444
Bonus expense	3,502	3,560	(58)
Benefits related expenses (2)	2,623	1,120	1,503
Total salary, bonus, and benefits related expenses	16,687	13,798	2,889
Non-cash equity-based compensation:
Stock option grants (3)	32	543	(511)
Employee equity grant expense	484	308	176
Total equity-based compensation	516	851	(335)
Non-cash (gain) loss in deferred compensation plan (4)	(600)	2,743	(3,343)
Total salaries and benefits	$16,603	$17,392	$(789)
________
(1)The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 quarter as the industry continues to recover from COVID-19. The increase is additionally due to an increase in RED’s corporate employees compared to 2021 as RED began operating in Turks and Caicos in the third quarter of 2021.
(2)The increase in benefits related expenses is primarily due to the reinstatement of the Company’s 401(k) contribution to employees at the start of the 2022 fiscal year and due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 quarter.
(3)The decrease in stock option grant related expense in the 2022 quarter primarily relates to the Company not issuing stock option grants beginning in 2020 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(4)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2022 quarter and the loss in the 2021 quarter are primarily attributable to decreases and increases in the fair value of the DCP obligation, respectively. See note 14 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $1.2 million, or 115.9%, to $2.2 million during the 2022 quarter compared to $1.0 million for the 2021 quarter due to increased capital expenditures by our clients as the industry recovers from COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $16.4 million, or 238.8%, to $23.3 million during the 2022 quarter compared to $6.9 million for the 2021 quarter, primarily due to an increase in operations as the industry recovers from COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $240,000, or 2.9%, to $8.0 million for the 2022 quarter compared to the 2021 quarter, primarily due to a decrease in FF&E related to the respective ERFP agreements with Ashford Trust and Braemar compared to the 2021 quarter. Depreciation and amortization expense for the 2022 quarter and the 2021 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2022 quarter and the 2021 quarter related to marine vessels in the amount of $280,000 and $247,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $3.6 million, or 54.3%, to $10.2 million for the 2022 quarter compared to the 2021 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Professional fees (1)	$3,923	$2,234	$1,689
Office expense	2,643	2,028	615
Public company costs	131	246	(115)
Director costs	751	827	(76)
Travel and other expense (2)	2,506	1,211	1,295
Non-capitalizable - software costs	219	45	174
Total general and administrative	$10,173	$6,591	$3,582
________
(1)    The increase includes increased corporate legal and accounting fees associated with Remington’s acquisition of Chesapeake in the 2022 quarter.
(2)    The increase in travel and other expense includes increases in the Company’s business travel in the 2022 quarter as the Company’s subsidiaries’ operations accelerated compared to the 2021 quarter. The increase is also due to an increase in advertising expense at INSPIRE associated with their strategic rebranding from JSAV to INSPIRE.
Other. Other operating expense increased $610,000, or 12.1%, to $5.7 million for the 2022 quarter compared to the 2021 quarter. The increase was primarily caused by operating expenses associated with RED and Marietta as their operations increased due to their respective recoveries from COVID-19’s impact on their operations. Other operating expense also includes cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $44.0 million to $89.2 million during the 2022 quarter compared to $45.2 million for the 2021 quarter primarily due to increased hotel management expenses incurred by Remington due to the increase in hotel room demand and Remington’s acquisition of Chesapeake during the 2022 quarter.
Reimbursed expenses recorded may vary from cost reimbursement revenue recognized in the quarter due to timing differences between the costs we incur for centralized software programs and the related reimbursements we receive from Ashford Trust and Braemar. Over the long term, these timing differences are not designed to impact our economics, either positively or negatively. The timing differences consisted of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Cost reimbursement revenue	$89,277	$45,351	$43,926
Reimbursed expenses	89,181	45,217	43,964
Net total	$96	$134	$(38)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $125,000 for the 2022 quarter. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $2.5 million and $1.3 million for the 2022 quarter and the 2021 quarter, respectively. The increase is primarily due to the Company’s Credit Facility entered into in the 2022 quarter. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $232,000 and $45,000 for the 2022 quarter and the 2021 quarter, respectively. The increase is primarily due to the Company’s Credit Facility entered into in the 2022 quarter. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $38,000 and $72,000 for the 2022 quarter and the 2021 quarter, respectively.

Realized Gain (Loss) on Investments. Realized loss on investments was $0 and $179,000 for the 2022 quarter and the 2021 quarter, respectively. The realized loss on investments for the 2021 quarter primarily relates to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 7 to our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was $259,000 of expense in the 2022 quarter and $172,000 of expense in the 2021 quarter.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $4.8 million, from a benefit of $697,000 in the 2021 quarter to an expense of $4.1 million in the 2022 quarter. Current income tax expense changed by $4.3 million, from $898,000 of expense in the 2021 quarter to $5.2 million of expense in the 2022 quarter. Deferred income tax benefit changed by $521,000 from a $1.6 million benefit in the 2021 quarter to a $1.1 million benefit in the 2022 quarter. The difference in income tax (expense) benefit is related to an increase in operations.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $298,000 in the 2022 quarter and a loss of $234,000 in the 2021 quarter. See notes 2, 11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $141,000 in the 2022 quarter and a loss of $19,000 in the 2021 quarter. The 2022 quarter includes $145,000 of preferred dividends declared to the holders of the Series CHP Units. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $387,000, or 4.5%, to $9.0 million during the 2022 quarter compared to $8.6 million for the 2021 quarter, due to the increase in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 12 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $311,000, or 100.0%, to $0 during the 2022 quarter compared to $311,000 for the 2021 quarter, due to the ending of the amortization period on the dividend rate of the Series D Convertible Preferred Stock on November 6, 2021. See note 12 to our condensed consolidated financial statements.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
REVENUE
Advisory services fees	$23,771	$19,989	$3,782	18.9%
Hotel management fees	20,598	10,987	9,611	87.5%
Design and construction fees	9,262	3,409	5,853	171.7%
Audio visual	60,942	13,062	47,880	366.6%
Other	23,511	22,795	716	3.1%
Cost reimbursement revenue	163,328	77,538	85,790	110.6%
Total revenues	301,412	147,780	153,632	104.0%
EXPENSES
Salaries and benefits	33,448	33,168	(280)	(0.8)%
Cost of revenues for design and construction	4,116	1,780	(2,336)	(131.2)%
Cost of revenues for audio visual	41,158	11,258	(29,900)	(265.6)%
Depreciation and amortization	15,644	16,398	754	4.6%
General and administrative	17,536	11,859	(5,677)	(47.9)%
Other	11,136	8,670	(2,466)	(28.4)%
Reimbursed expenses	163,089	77,332	(85,757)	(110.9)%
Total expenses	286,127	160,465	(125,662)	(78.3)%
OPERATING INCOME (LOSS)	15,285	(12,685)	27,970	220.5%
Equity in earnings (loss) of unconsolidated entities	257	(172)	429	249.4%
Interest expense	(3,815)	(2,555)	(1,260)	(49.3)%
Amortization of loan costs	(305)	(131)	(174)	(132.8)%
Interest income	119	135	(16)	(11.9)%
Realized gain (loss) on investments	(71)	(373)	302	81.0%
Other income (expense)	(112)	(285)	173	60.7%
INCOME (LOSS) BEFORE INCOME TAXES	11,358	(16,066)	27,424	170.7%
Income tax (expense) benefit	(5,354)	1,648	(7,002)	(424.9)%
NET INCOME (LOSS)	6,004	(14,418)	20,422	141.6%
(Income) loss from consolidated entities attributable to noncontrolling interests	558	329	229	69.6%
Net (income) loss attributable to redeemable noncontrolling interests	(132)	195	(327)	(167.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	6,430	(13,894)	20,324	146.3%
Preferred dividends, declared and undeclared	(18,393)	(17,239)	(1,154)	(6.7)%
Amortization of preferred stock discount	—	(627)	627	100.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,963)	$(31,760)	$19,797	62.3%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $19.8 million to a $12.0 million loss for the six months ended June 30, 2022 (“the 2022 period”) compared to the six months ended June 30, 2021 (“the 2021 period”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $153.6 million, or 104.0%, to $301.4 million for the 2022 period compared to the 2021 period due to the following (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$23,513	$19,731	$3,782	19.2%
Other advisory revenue (2)	258	258	—	—%
Total advisory services fees revenue	23,771	19,989	3,782	18.9%

Hotel management fees:
Base management fees	15,658	9,165	6,493	70.8%
Incentive management fees	3,871	1,822	2,049	112.5%
Other management fees	1,069	—	1,069
Total hotel management fees revenue (3)	20,598	10,987	9,611	87.5%

Design and construction fees revenue (4)	9,262	3,409	5,853	171.7%

Audio visual revenue (5)	60,942	13,062	47,880	366.6%

Other revenue:
Watersports, ferry and excursion services (6)	13,729	11,422	2,307	20.2%
Debt placement and related fees (7)	3,173	6,578	(3,405)	(51.8)%
Claims management services (8)	16	33	(17)	(51.5)%
Other services (9)	6,593	4,762	1,831	38.5%
Total other revenue	23,511	22,795	716	3.1%

Cost reimbursement revenue (10)	163,328	77,538	85,790	110.6%

Total revenues	$301,412	$147,780	$153,632	104.0%

REVENUES BY SEGMENT (11)
REIT advisory	$38,614	$31,813	$6,801	21.4%
Remington	161,306	74,892	86,414	115.4%
Premier	13,311	4,374	8,937	204.3%
INSPIRE	61,038	13,062	47,976	367.3%
RED	13,738	11,422	2,316	20.3%
OpenKey	795	931	(136)	(14.6)%
Corporate and other	12,610	11,286	1,324	11.7%
Total revenues	$301,412	$147,780	$153,632	104.0%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $2.8 million from Ashford Trust and higher revenue of $943,000 from Braemar. Advisory fees earned from Ashford Trust during the 2021 period excluded $3.2 million of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 to our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)     Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(3)     The increase in hotel management fees revenue is due to higher base management fees from Ashford Trust, Braemar and third-parties of $3.7 million, $580,000 and $2.2 million, respectively, incentive management fees of $1.1 million, $243,000 and $703,000 from Ashford Trust, Braemar and third-parties, respectively and other management fees of $1.1 million from third-parties. The increase from Ashford Trust and Braemar are due to increased demand compared to the 2021 period as the industry recovers from COVID-19. The increase in third-party revenue is primarily due to Remington’s acquisition of Chesapeake in the 2022 period.
(4)     The increase in design and construction fees revenue is due to higher revenue from Ashford Trust and Braemar of $3.8 million and $2.3 million, respectively, due to increased capital expenditures by our clients as the industry continues to recover from COVID-19.
(5)     The $47.9 million increase in audio visual revenue is due to a recovery in operations as the industry recovers from COVID-19.
(6)     The $2.3 million increase in watersports, ferry and excursion services revenue is due primarily to $1.9 million in revenue from RED’s expansion in the Turks and Caicos Islands in the third quarter of 2021 and increased demand in the 2022 period for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida as the U.S. travel and hospitality industry continues to recover from COVID-19.
(7)     The decrease in debt placement and related fee revenue is due to lower revenue of $2.7 million from Ashford Trust and lower revenue of $663,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in the 2022 period is due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022. The decrease in revenue from Braemar in the 2022 period is due to the expiration of the Braemar Agreement with Lismore in March 2021.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)     The increase in other services revenue is primarily due to higher revenue of $2.1 million in the 2022 period from Marietta due to a recovery in the 2022 period compared to the 2021 period. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and other third parties and also includes Marietta.
(10)     The increase in cost reimbursement revenue is primarily due to an increase in Remington’s cost reimbursement revenue of $76.6 million in the 2022 period due a recovery in operations in the 2022 period compared to the 2021 period and Remington’s acquisition of Chesapeake in the 2022 period. The increase is additionally due to an increase of $3.1 million in cost reimbursement revenue from Premier in the 2022 period due to a recovery in operations in the 2022 period compared to the 2021 period and an increase of $3.0 million in cost reimbursement revenue in the 2022 period related to reimbursable advisory expenses for Ashford Trust and Braemar.
(11)     See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $280,000, or 0.8%, to $33.4 million for the 2022 period compared to the 2021 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Salaries and benefits:
Salary expense (1)	$20,190	$17,824	$2,366
Bonus expense	7,746	7,831	(85)
Benefits related expenses (2)	4,786	2,623	2,163
Total salary, bonus, and benefits related expenses	32,722	28,278	4,444
Non-cash equity-based compensation:
Stock option grants (3)	386	1,549	(1,163)
Employee equity grant expense	829	540	289
Total equity-based compensation	1,215	2,089	(874)
Non-cash (gain) loss in deferred compensation plan (4)	(489)	2,801	(3,290)
Total salaries and benefits	$33,448	$33,168	$280
________
(1)    The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 period as the industry continues to recover from COVID-19. The increase is additionally due to an increase in RED’s corporate employees compared to 2021 as RED began operating in Turks and Caicos in the third quarter of 2021.
(2) The increase in benefits related expenses is primarily due to the reinstatement of the Company’s 401(k) contribution to employees at the start of the 2022 period and due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 period.
(3) The decrease in stock option grant related expense in the 2022 period primarily relates to the Company not issuing stock option grants beginning in 2020 (when the Company began to issue restricted stock in lieu of stock options under its equity incentive program).
(4)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2022 period and the loss in the 2021 period are primarily attributable to decreases and increases, respectively, in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 14 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $2.3 million, or 131.2% to $4.1 million during the 2022 period compared to $1.8 million for the 2021 period due to increased capital expenditures by our clients as the industry recovers from COVID-19.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $29.9 million, or 265.6%, to $41.2 million during the 2022 period compared to $11.3 million for the 2021 period, primarily due to an increase in operations as the industry recovers from COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $754,000, or 4.6%, to $15.6 million for the 2022 period compared to the 2021 period, primarily due to a decrease in FF&E related to the respective ERFP agreements with Ashford Trust and Braemar compared to the 2021 period. Depreciation and amortization expense for the 2022 period and the 2021 period excludes depreciation expense related to audio visual equipment of $2.4 million and $2.5 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2022 period and the 2021 period related to marine vessels in the amount of $567,000 and $466,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $5.7 million, or 47.9%, to $17.5 million for the 2022 period compared to the 2021 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Professional fees (1)	$6,058	$4,012	$2,046
Office expense (2)	5,046	3,862	1,184
Public company costs	358	416	(58)
Director costs	1,148	1,274	(126)
Travel and other expense (3)	4,492	2,172	2,320
Non-capitalizable - software costs	434	123	311
Total general and administrative	$17,536	$11,859	$5,677
________
(1)    The increase includes increased corporate legal and accounting fees associated with Remington’s acquisition of Chesapeake in the 2022 period.
(2)    The increase in office expenses in the 2022 period is primarily due to increases within INSPIRE related to the industry’s recovery from COVID-19 compared to the 2021 period.
(3) The increase in travel and other expense is primarily due to increases in the Company’s business travel in the 2022 period as the Company’s subsidiaries’ operations accelerated compared to the 2021 period. The increase is also due to an increase in advertising expense at INSPIRE associated with their strategic rebranding from JSAV to INSPIRE.
Other. Other operating expense increased $2.5 million, or 28.4%, to $11.1 million for the 2022 period compared to the 2021 period. The increase was primarily caused by operating expenses associated with RED and Marietta as their operations increased due to their respective recoveries from COVID-19’s impact on their operations. Other operating expenses for the 2022 period also includes a loss on sale of FF&E previously leased to Ashford Trust of $706,000. Other operating expense also includes cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $85.8 million to $163.1 million during the 2022 period compared to $77.3 million for the 2021 period primarily due to an increase in hotel management reimbursed expenses incurred by Remington due to a recovery in hotel operations in the 2022 period compared to the 2021 period and Remington’s acquisition of Chesapeake in the 2022 period.
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

	Six Months Ended June 30,
	2022	2021	$ Change
Cost reimbursement revenue	$163,328	$77,538	$85,790
Reimbursed expenses	163,089	77,332	85,757
Net total	$239	$206	$33
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $257,000 and a loss of $172,000 for the 2022 period and the 2021 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense was $3.8 million and $2.6 million for the 2022 period and the 2021 period, respectively. The increase is primarily due to the Company’s Credit Facility entered into in the 2022 period. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.

Amortization of Loan Costs. Amortization of loan costs was $305,000 and $131,000 for the 2022 period and the 2021 period, respectively. The increase is primarily due to the Company’s Credit Facility entered into in the 2022 period. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $119,000 and $135,000 for the 2022 period and the 2021 period, respectively. See note 2 to our condensed consolidated financial statements.
Realized Gain (Loss) on Investments. Realized loss on investments was $71,000 and $373,000 for the 2022 period and the 2021 period, respectively. The realized loss on investments for the 2022 period and the 2021 period primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 8 to our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was expense of $112,000 and expense of $285,000 in the 2022 period and the 2021 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $7.0 million from a $1.6 million benefit in the 2021 period to $5.4 million of expense in the 2022 period due to an increase in operations. Current income tax expense changed by $7.2 million from $589,000 of expense in the 2021 period to $7.8 million in expense in the 2022 period. Deferred income tax benefit changed by $210,000 from a $2.2 million benefit in the 2021 period to a $2.4 million benefit in the 2022 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $558,000 in the 2022 period and a loss of $329,000 in the 2021 period. See notes 2 and 11 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated income of $132,000 in the 2022 period and loss of $195,000 in the 2021 period. The 2022 period includes $145,000 of preferred dividends declared to the holders of the Series CHP Units. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. The change in the 2022 period compared to the 2021 period is also due to the Company’s acquisition of all of the redeemable noncontrolling interests in OpenKey in the 2021 period. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings and, in the 2021 period, OpenKey. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $1.2 million to $18.4 million during the 2022 period compared to $17.2 million for the 2021 period due to the increase in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 12 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $627,000 to $0 during the 2022 period compared to $627,000 from the 2021 period due to the ending of the amortization period on the dividend rate of the Series D Convertible Preferred Stock on November 6, 2021. See note 12 to our condensed consolidated financial statements.

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
Loan Agreements—On April 1, 2022, the Company entered into the Credit Agreement with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences the Credit Facility in the amount of $100.0 million, including a $50.0 million term loan funded upon closing and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement and pay dividends to the holders of the Series D Convertible Preferred Stock as stated below. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0%.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. During any extension period, the Company is also required to apply 100% of the excess cash flow generated during such period to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of June 30, 2022, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect our Credit Agreement and debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $27.3 million and $30.6 million as of June 30, 2022 and December 31, 2021, respectively. For further discussion see note 6 to our condensed consolidated financial statements.
Preferred stock dividends—As of June 30, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $17.7 million, which relates to the second and fourth quarters of 2021. On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022.
The Company currently intends to declare and pay the accrued and unpaid dividends on the Series D Convertible Preferred Stock for the quarters ending June 30, 2021 and December 31, 2021 during calendar year 2023 and to keep current on future preferred dividend payments. However, the independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis and will make decisions on such preferred dividend payments based on the ongoing liquidity and capital needs of the Company.

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
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares. See also note 12 to our condensed consolidated financial statements.
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
On March 13, 2020, the Company entered into an Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of June 30, 2022, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 10 to our condensed consolidated financial statements.
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
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the six months ended June 30, 2022.

Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2024. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. As of June 30, 2022, the fair value of the DCP liability was $2.8 million.
The Company has commitments related to cash compensation for the departure of Mr. Welter which include a cash termination payment of $750,000, which was paid on August 5, 2022, and severance payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of June 30, 2022 and December 31, 2021, we had $48.4 million and $37.6 million of cash and cash equivalents, respectively, and $38.2 million and $34.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $16.0 million for the six months ended June 30, 2022 compared to net cash flows provided by operating activities of $4.1 million for the six months ended June 30, 2021. The increase in cash flows from operating activities was primarily due to an increase in earnings due to a recovery in the Company’s operations in the six months ended June 30, 2022 from the effects of the COVID-19 pandemic and the timing of payments of accounts payable and accrued expenses to third-parties. These increases in cash flows were offset by decreases in operating cash flows due to the timing of receipt of our receivables from Ashford Trust, Braemar and third-parties.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2022, net cash flows used in investing activities were $9.0 million. These cash flows consisted of net cash paid to acquire Chesapeake of $6.3 million, capital expenditures primarily of FF&E and audio visual equipment totaling $3.0 million, capital expenditures of $1.1 million for RED’s marine vessels and an investment in an unconsolidated entity of $400,000. These were offset by cash inflows of $406,000 in proceeds received from the sale of FF&E to Ashford Trust and proceeds from a note receivable of $1.4 million.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2022, net cash flows provided by financing activities were $7.2 million. These cash flows consisted of $68.1 million of proceeds from borrowings on notes payable primary related to the Company’s Credit Agreement entered into in the 2022 quarter and $164,000 of contributions from Braemar’s investment in OpenKey in the 2022 quarter. These were offset by $29.0 million of payments on notes payable which were primarily related to paying off the remaining balance of the Company’s Term Loan Agreement with Bank of America, N.A and $26.5 million of dividend payments on the Series D Convertible Preferred Stock. Other cash flows used in financing activities consist of $2.7 million of loan cost payments, $1.7 million of net payments on our revolving credit facilities, $515,000 of payments on finance leases, net repayments in advances to employees of $257,000 associated with tax withholdings for restricted stock vestings, purchases of $241,000 of treasury stock and $32,000 of distributions to consolidating noncontrolling interests.
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
Interest Rate Risk—At June 30, 2022, our total indebtedness of $99.0 million included $95.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2022, would be approximately $952,000 annually. Interest rate changes have no impact on the remaining $3.8 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
As disclosed in our Annual Form 10-K for the year ended December 31, 2021, as part of the Company’s fourth quarter of 2021 financial statement close process and preparation of the 2021 Form 10-K, we identified a material weakness related to management’s review controls over Remington’s cost reimbursement revenue and reimbursed expenses. To remediate this material weakness, during the first and second quarters of 2022, we provided additional training to our associates and added procedures to our review controls related to the accounting for cost reimbursement revenue and reimbursed expenses to ensure that our consolidated financial statements as of and for the three and six months ended June 30, 2022 are prepared in accordance with U.S. GAAP. The Company tested the controls that were implemented and concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2022, no amounts have been accrued.
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
We may acquire other complementary businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.
We have in the past, and may in the future, make certain strategic acquisitions of complementary businesses, such as our recent acquisition of Chesapeake. Our acquisitions may not achieve our goals, and we may not realize benefits from acquisitions. Any integration process will require significant time and resources, and we may not be able to manage the process successfully or fully realize all of the anticipated benefits and synergies from our acquisitions. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Further, the companies we acquire may require increases in working capital and capital expenditure investments to fund their growth, and may not achieve anticipated revenue, earnings or cash flows, including as a result of the loss of any key employees or declines in hotel occupancy and/or revenue per available room due to COVID-19 or other factors.

In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	9		$—	(3)	—	$20,000,000
May 1 to May 31	2,973	(2)	$15.50	(3)	—	$20,000,000
June 1 to June 30	612	(2)	$13.97	(3)	—	$20,000,000
Total	3,594		$15.49		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended June 30, 2022.
(2) Includes 1,623 and 16 shares that were withheld to cover tax-withholding requirements in May and June, respectively, related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 9, 1,350 and 596 restricted shares of our common stock in April, May and June, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of June 30, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $17.7 million, which relates to the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $26.4 million and $34.6 million at June 30, 2022 and December 31, 2021, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ending June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ending June 30, 2021 and December 31, 2021. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022.
See note 12 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit	Description
2.1
Membership Interest Purchase and Contribution Agreement (the “Purchase Agreement”), dated as of April 15, 2022, by and among Ashford Hospitality Holdings, LLC, Remington Holdings, L.P., MHI Hotels Services, LLC, Chesapeake Hospitality, LLC, Chesapeake Hospitality II, LLC, Chesapeake Hospitality III, LLC, Chesapeake Hospitality IV, LLC, Chesapeake Hospitality V, LLC, Chesapeake Hospitality VI, LLC, ACSB Hospitality, LLC, KES Family Partnership, R.L.L.L.P, CLS Family Partnership, R.L.L.L.P, Steven McDonnell Smith Family Partnership, LLP, W. Chris Green, Clifford G. Ferrara and Louis Schaab; and solely for purposes of Section 6.15 of the Purchase Agreement, Kim Sims, Chris Sims and Steven Smith (incorporated by reference to Exhibit 2.1 of Form 10-Q, filed May 11, 2022) (File No. 001-36400)

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
10.1†
Release and Waiver, dated as of April 15, 2022, by and between Jeremy Welter and Ashford Hospitality Services, LLC (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on April 19, 2022) (File No. 001-36400)

10.2†
First Amendment to Amended and Restated Employment Agreement, dated as of May 12, 2022, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on May 17, 2022)(File No. 001-36400)

10.3*
Fifth Amendment to Loan Documents, dated as of June 27, 2022, by and among Inspire Event Technologies Holdings, LLC, Inspire Event Technologies, LLC, Inspire Event Technologies Dominican Republic, LP, Inspire Event Technologies DR, GP, LLC, PT DR Holdings, LLC, PT Holdco, LLC and Comerica Bank

10.4
Credit Agreement, dated as of April 1, 2022, by and among Ashford Inc., Ashford Hospitality Holdings LLC, Ashford Hospitality Advisors LLC, Ashford Hospitality Services LLC, and Mustang Lodging Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 4, 2022) (File No. 001-36400)

10.4.1*
First Amendment to Credit Agreement, dated as of July 11, 2022, by and among Ashford Inc., Ashford Hospitality Holdings LLC, Ashford Hospitality Advisors LLC, Ashford Hospitality Services LLC, and Mustang Lodging Funding LLC, as administrative agent

10.5
Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of April 15, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 18, 2022) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2022, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	August 12, 2022	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 12, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer