Form 10-Q
period 2022-09-30
Ashford Inc.
filed 2022-11-09
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,115,061
(Class)	Outstanding at November 7, 2022

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,071	$37,571
Restricted cash	37,114	34,878
Restricted investment	348	576
Accounts receivable, net	19,458	10,502
Due from affiliates	256	165
Due from Ashford Trust	4,483	2,575
Due from Braemar	9,562	1,144
Inventories	1,853	1,555
Prepaid expenses and other	5,760	9,490
Total current assets	122,905	98,456
Investments in unconsolidated entities	3,941	3,581
Property and equipment, net	81,471	83,566
Operating lease right-of-use assets	24,800	26,975
Goodwill	58,675	56,622
Intangible assets, net	233,031	244,726
Other assets, net	376	870
Total assets	$525,199	$514,796
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$47,751	$39,897
Dividends payable	26,777	34,574
Due to affiliates	236	—
Deferred income	426	2,937
Notes payable, net	5,046	6,725
Finance lease liabilities	2,441	1,065
Operating lease liabilities	3,880	3,628
Other liabilities	26,644	25,899
Total current liabilities	113,201	114,725
Deferred income	7,537	7,968
Deferred tax liability, net	28,516	32,848
Deferred compensation plan	2,759	3,326
Notes payable, net	88,961	52,669
Finance lease liabilities	41,915	43,479
Operating lease liabilities	21,041	23,477
Other liabilities	2,876	—
Total liabilities	306,806	278,492
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	478,000	478,000
Redeemable noncontrolling interests	1,732	69
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,182,033 and 3,072,688 shares issued and 3,115,061 and 3,023,002 shares outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	297,069	294,395
Accumulated deficit	(557,635)	(534,999)
Accumulated other comprehensive income (loss)	(471)	(1,206)
Treasury stock, at cost, 66,972 and 49,686 shares at September 30, 2022 and December 31, 2021, respectively	(877)	(596)
Total equity (deficit) of the Company	(261,911)	(242,403)
Noncontrolling interests in consolidated entities	572	638
Total equity (deficit)	(261,339)	(241,765)
Total liabilities, mezzanine equity and equity (deficit)	$525,199	$514,796
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Advisory services fees	$12,255	$10,143	$36,026	$30,132
Hotel management fees	12,876	7,750	33,474	18,737
Design and construction fees	6,276	2,202	15,538	5,611
Audio visual	26,159	15,108	87,101	28,170
Other	10,391	13,104	33,902	35,899
Cost reimbursement revenue	96,651	59,879	259,979	137,417
Total revenues	164,608	108,186	466,020	255,966
EXPENSES
Salaries and benefits	21,328	13,793	54,776	46,961
Cost of revenues for design and construction	1,789	1,032	5,905	2,812
Cost of revenues for audio visual	19,884	11,353	61,042	22,611
Depreciation and amortization	8,096	8,056	23,740	24,454
General and administrative	8,390	7,585	25,926	19,444
Impairment	—	1,160	—	1,160
Other	5,750	4,758	16,886	13,428
Reimbursed expenses	96,576	59,822	259,665	137,154
Total expenses	161,813	107,559	447,940	268,024
OPERATING INCOME (LOSS)	2,795	627	18,080	(12,058)
Equity in earnings (loss) of unconsolidated entities	(147)	12	110	(160)
Interest expense	(2,966)	(1,290)	(6,781)	(3,845)
Amortization of loan costs	(219)	(78)	(524)	(209)
Interest income	76	72	195	207
Realized gain (loss) on investments	(3)	370	(74)	(3)
Other income (expense)	(22)	29	(134)	(256)
INCOME (LOSS) BEFORE INCOME TAXES	(486)	(258)	10,872	(16,324)
Income tax (expense) benefit	(617)	(98)	(5,971)	1,550
NET INCOME (LOSS)	(1,103)	(356)	4,901	(14,774)
(Income) loss from consolidated entities attributable to noncontrolling interests	272	180	830	509
Net (income) loss attributable to redeemable noncontrolling interests	(158)	13	(290)	208
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(989)	(163)	5,441	(14,057)
Preferred dividends, declared and undeclared	(9,029)	(8,762)	(27,422)	(26,001)
Amortization of preferred stock discount	—	(306)	—	(933)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,018)	$(9,231)	$(21,981)	$(40,991)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.38)	$(3.31)	$(7.59)	$(14.93)
Weighted average common shares outstanding - basic	2,960	2,785	2,895	2,746
Diluted:
Net income (loss) attributable to common stockholders	$(3.38)	$(3.64)	$(7.64)	$(14.93)
Weighted average common shares outstanding - diluted	2,960	2,982	2,960	2,746
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(1,103)	$(356)	$4,901	$(14,774)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(214)	(8)	96	96
Unrealized gain (loss) on restricted investment	—	(600)	—	(350)
Less reclassification for realized (gain) loss on restricted investment included in net income	—	5	—	378
COMPREHENSIVE INCOME (LOSS)	(1,317)	(959)	4,997	(14,650)
Comprehensive (income) loss attributable to noncontrolling interests	272	180	830	509
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(158)	13	(290)	208
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,203)	$(766)	$5,537	$(13,933)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2022	3,116	$3	$295,461	$(547,602)	$(257)	(66)	$(867)	$459	$(252,803)	19,120	$478,000	$1,509
Equity-based compensation	—	—	1,814	—	—	—	—	—	1,814	—	—	50
Forfeiture of restricted common shares	(1)	—	10	—	—	(1)	(10)	—	—	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,029)	—	—	—	—	(9,029)	—	—	—
Employee advances	—	—	6	—	—	—	—	—	6	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	163	163	—	—	—
Reallocation of carrying value	—	—	(222)	—	—	—	—	222	—	—	—	—
Redemption value adjustment	—	—	—	(15)	—	—	—	—	(15)	—	—	15
Foreign currency translation adjustment	—	—	—	—	(214)	—	—	—	(214)	—	—	—
Net income (loss)	—	—	—	(989)	—	—	—	(272)	(1,261)	—	—	158
Balance at September 30, 2022	3,115	$3	$297,069	$(557,635)	$(471)	(67)	$(877)	$572	$(261,339)	19,120	$478,000	$1,732

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69
Equity-based compensation	110	—	3,354	—	—	—	—	—	3,354	—	—	112
Forfeiture of restricted common shares	(3)	—	40	—	—	(3)	(40)	—	—	—	—	—
Purchase of treasury stock	(15)	—	—	—	—	(15)	(241)	—	(241)	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(27,422)	—	—	—	—	(27,422)	—	—	—
Employee advances	—	—	(251)	—	—	—	—	—	(251)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	327	327	—	—	—
Reallocation of carrying value	—	—	(469)	—	—	—	—	469	—	—	—	—
Redemption value adjustment	—	—	—	(16)	—	—	—	—	(16)	—	—	16
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)	—	—	(145)
Foreign currency translation adjustment	—	—	—	—	96	—	—	—	96	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	5,441	—	—	—	(830)	4,611	—	—	290
Balance at September 30, 2022	3,115	$3	$297,069	$(557,635)	$(471)	(67)	$(877)	$572	$(261,339)	19,120	$478,000	$1,732

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2021	3,023	$3	$292,534	$(520,787)	$(429)	(48)	$(582)	$251	$(229,010)	19,120	$477,574	$94
Equity-based compensation	—	—	868	—	—	—	—	—	868	—	—	—
Forfeiture of restricted common shares	(1)	—	9	—	—	(1)	(9)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(306)	—	—	—	—	(306)	—	306	—
Dividends declared and undeclared - preferred stock	—	—	—	(8,762)	—	—	—	—	(8,762)	—	—	—
Deferred compensation plan distribution	1	—	13	—	—	—	—	—	13	—	—	—
Employee advances	—	—	141	—	—	—	—	—	141	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	367	367	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(2)	5	—	—	—	—	3	—	—	—
Reallocation of carrying value	—	—	(1)	—	—	—	—	1	—	—	—	—
Redemption value adjustment	—	—	—	21	—	—	—	—	21	—	—	(21)
Foreign currency translation adjustment	—	—	—	—	(8)	—	—	—	(8)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(600)	—	—	—	(600)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	5	—	—	—	5	—	—	—
Net income (loss)	—	—	—	(163)	—	—	—	(180)	(343)	—	—	(13)
Balance at September 30, 2021	3,023	$3	$293,562	$(529,992)	$(1,032)	(49)	$(591)	$439	$(237,611)	19,120	$477,880	$60

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	169	—	3,395	—	—	—	—	3	3,398	—	—	—
Forfeiture of restricted common shares	(3)	—	32	—	—	(3)	(32)	—	—	—	—	—
Purchase of treasury stock	(14)	—	—	—	—	(14)	(121)	—	(121)	—	—	—
Amortization of preferred stock discount	—	—	—	(933)	—	—	—	—	(933)	—	933	—
Dividends declared and undeclared - preferred stock	—	—	—	(26,001)	—	—	—	—	(26,001)	—	—	—
Deferred compensation plan distribution	3	—	39	—	—	—	—	—	39	—	—	—
Employee advances	—	—	190	—	—	—	—	—	190	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	367	367	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(3,317)	2,564	—	—	—	325	(428)	—	—	(1,648)
Reallocation of carrying value	—	—	(374)	—	—	—	—	374	—	—	—	—
Redemption value adjustment	—	—	—	(82)	—	—	—	—	(82)	—	—	82
Foreign currency translation adjustment	—	—	—	—	96	—	—	—	96	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(350)	—	—	—	(350)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	378	—	—	—	378	—	—	—
Net income (loss)	—	—	—	(14,057)	—	—	—	(509)	(14,566)	—	—	(208)
Balance at September 30, 2021	3,023	$3	$293,562	$(529,992)	$(1,032)	(49)	$(591)	$439	$(237,611)	19,120	$477,880	$60
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$4,901	$(14,774)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	28,431	28,942
Change in fair value of deferred compensation plan	(567)	1,190
Equity-based compensation	3,591	3,650
Equity in (earnings) loss in unconsolidated entities	(110)	160
Deferred tax expense (benefit)	(3,622)	(5,169)
Change in fair value of contingent consideration	300	23
Impairment	—	1,160
(Gain) loss on disposal of assets	837	1,321
Amortization of other assets	497	863
Amortization of loan costs	524	209
Realized loss on restricted investments	74	378
Other (gain) loss	70	(306)
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(9,643)	(3,924)
Due from affiliates	(91)	(160)
Due from Ashford Trust	(1,908)	11,130
Due from Braemar	(8,418)	(274)
Inventories	(361)	(630)
Prepaid expenses and other	3,804	680
Investment in unconsolidated entities	150	68
Operating lease right-of-use assets	2,580	2,753
Other assets	(3)	38
Accounts payable and accrued expenses	7,627	(5,499)
Due to affiliates	232	(1,461)
Other liabilities	724	(3,338)
Operating lease liabilities	(2,589)	(2,760)
Deferred income	(2,943)	(1,908)
Net cash provided by (used in) operating activities	24,087	12,362
Cash Flows from Investing Activities
Additions to property and equipment	(5,146)	(3,394)
Proceeds from sale of property and equipment, net	418	2,205
Investment in unconsolidated entity	(400)	(250)
Acquisition of Chesapeake, net of cash acquired	(6,363)	—
Purchase of common stock of related parties	—	(873)
Acquisition of assets related to RED	(2,856)	(2,335)
Proceeds from sale of equity method investment	—	535
Proceeds from note receivable	1,380	—
Issuance of note receivable	—	(2,881)
Net cash provided by (used in) investing activities	(12,967)	(6,993)
		(Continued)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(35,219)	(8,353)
Payments on revolving credit facilities	(2,910)	(620)
Borrowings on revolving credit facilities	1,092	469
Proceeds from notes payable	68,674	2,900
Payments on notes payable	(30,062)	(7,769)
Payments on finance lease liabilities	(918)	(255)
Payments of loan costs	(2,694)	(116)
Purchase of treasury stock	(241)	(121)
Employee advances	(251)	190
Contributions from noncontrolling interest	327	367
Distributions to noncontrolling interests in consolidated entities	(177)	—
Net cash provided by (used in) financing activities	(2,379)	(13,308)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	37
Net change in cash, cash equivalents and restricted cash	8,736	(7,902)
Cash, cash equivalents and restricted cash at beginning of period	72,449	82,666
Cash, cash equivalents and restricted cash at end of period	$81,185	$74,764

Supplemental Cash Flow Information
Interest paid	$6,556	$3,624
Income taxes paid (refunded), net	4,137	3,370
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Chesapeake through issuance of Series CHP Units from our subsidiary Ashford Holdings	$1,390	$—
Acquisition related contingent consideration liability	1,670	—
Distribution from deferred compensation plan	—	39
Capital expenditures accrued but not paid	317	111
Finance lease additions	585	—
Acquisition of noncontrolling interest in consolidated entities with notes payable and common stock	—	2,127

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$37,571	$45,270
Restricted cash at beginning of period	34,878	37,396
Cash, cash equivalents and restricted cash at beginning of period	$72,449	$82,666

Cash and cash equivalents at end of period	$44,071	$40,210
Restricted cash at end of period	37,114	34,554
Cash, cash equivalents and restricted cash at end of period	$81,185	$74,764
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of the individual hotel properties owned by either Ashford Trust or Braemar, which duties are, and will continue to be, the responsibility of the hotel management companies that operate the hotel properties owned by Ashford Trust and Braemar. Additionally, Remington Lodging & Hospitality, LLC (“Remington”), a subsidiary of the Company, operates certain hotel properties owned by Ashford Trust, Braemar and third-parties. As of September 30, 2022, Remington provided hotel management services to 117 hotels, 44 of which were owned by third-parties.
Shareholder Rights Plan
On August 30, 2022, we adopted a shareholder rights plan by entering into a Rights Agreement, dated August 30, 2022, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). The Rights Agreement was adopted in response to recent volatility of the stock market and trading of our Common Stock and is intended to protect the Company and its stockholders from efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. The Board implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022, to our stockholders of record on that date. Each of those Rights becomes exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. The Rights will expire on July 30, 2023 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company. The value of the Rights was de minimis.
Other Developments
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar Limited Waiver”) with Braemar, Braemar Hospitality Limited Partnership (“Braemar OP”), Braemar TRS Corporation (“Braemar TRS”) and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust Limited Waiver” and together with the Braemar Limited Waiver, the “Limited Waivers”) with Ashford Trust, Ashford

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Hospitality Limited Partnership (“Ashford Trust OP”), Ashford TRS Corporation (“Ashford Trust TRS”) and Ashford LLC. Pursuant to the Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the Waiver Period.

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
On April 10, 2022, the Company’s board of directors (the “Board”) declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022. On October 3, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 14, 2022. See note 12.
On April 15, 2022, the Company acquired privately held Chesapeake Hospitality (“Chesapeake”), a third-party hotel management company. See note 4.
In the third quarter of 2022, given the recent increases in the federal funds rate and interest rates on short-term U.S. Treasury securities, the independent members of the respective boards of directors of Ashford Trust and Braemar approved the engagement of the Company to actively manage and invest each of Ashford Trust’s and Braemar’s excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Company’s services under the respective engagements, (i) Ashford Trust will pay the Company an annual fee equal to 20 basis points (0.20%) of the average daily balance of Ashford Trust’s excess cash invested by the Company; and (ii) Braemar will pay the Company an annual fee equal to the lesser of (a) 20 basis points (0.20%) of the average daily balance of Braemar’s excess cash invested by the Company and (b) the actual rate of return realized by the Cash Management Strategy; provided that in no event will the Cash Management Fee be less than zero (such respective fees, the “Cash Management Fees”). The Cash Management Fees will be calculated and payable monthly in arrears. Investment of Ashford Trust’s and Braemar’s excess cash pursuant to the Cash Management Strategy commenced in October 2022.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cost reimbursement revenue and reimbursed expenses for the three and nine months ended September 30, 2021 were restated as previously disclosed in the restated condensed consolidated statement of operations for the three and nine months ended September 30, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The restatement related to Remington’s recognition of cost reimbursement revenue and reimbursed expenses for certain insurance costs and the timing of recognition of cost reimbursement revenue and reimbursed expenses for hotel management related salaries and benefits costs that are reimbursed from hotel owners, resulting in a $5.8 million and $1.3 million increase in cost reimbursement revenue and reimbursed expenses for the three and nine months ended September 30, 2021, respectively. These costs are reported gross in the Company’s condensed consolidated statements of operations in cost reimbursement revenue with an offsetting amount reported in reimbursed expenses.
The condensed consolidated balance sheet and statement of equity (deficit) as of September 30, 2022 include a correction of an immaterial error which resulted in $639,000 of cumulative unrealized losses on available-for-sale common shares of Ashford Trust and Braemar held by Remington being reclassified from accumulated other comprehensive income to accumulated deficit. Beginning January 1, 2022, unrealized gains and losses on available-for-sale common shares are recorded in other income (expense) in the Company’s condensed consolidated statements of operations.
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
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	76.79%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.21%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,732	n/a	n/a
Redemption value adjustment, year-to-date	16	n/a	n/a
Redemption value adjustment, cumulative	597	n/a	n/a
Carrying value of noncontrolling interests	n/a	601	(29)
Assets, available only to settle subsidiary’s obligations (5)	n/a	3,140	1,178
Liabilities (6)	n/a	669	1,541
Revolving credit facility (6)	n/a	—	150

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
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and nine months ended September 30, 2022 and 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at September 30, 2022 and December 31, 2021. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and nine months ended September 30, 2022 and 2021. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	September 30, 2022	December 31, 2021
Carrying value of the investment in REA Holdings	$2,791	$2,831
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity in earnings (loss) in unconsolidated entities REA Holdings	$(147)	$(3)	$110	$(21)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Cash—Restricted cash was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
REIT Advisory:
Insurance claim reserves (1)	$25,616	$24,588

Remington:
Managed hotel properties’ reserves (2)	9,584	6,923
Insurance claim reserves (3)	859	1,312
Total Remington restricted cash	10,443	8,235

INSPIRE:
Debt service related operating reserves (4)	—	1,000

Marietta:
Capital improvement reserves (5)	255	255
Restricted cash held in escrow (6)	800	800
Total Marietta restricted cash	1,055	1,055

Total restricted cash	$37,114	$34,878
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
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due from Ashford Trust” and “due from Braemar” in our condensed consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses” in our condensed consolidated balance sheets.
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
(5)    Includes cash reserves for capital improvements associated with renovations at the hotel leased by our consolidated subsidiary, Marietta Leasehold LP (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia. The liability related to the restricted cash balance for the hotel’s renovations are included in “accounts payable and accrued expenses” in our condensed consolidated balance sheets.
(6)    Restricted cash is held in escrow in accordance with the Marietta lease agreement. The cash held in escrow is funded from hotel cash flows and may only be used for repairs and maintenance or capital improvements at the property.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible. As of September 30, 2022 and December 31, 2021, accounts receivable also includes a note receivable due to Remington of approximately $1.5 million and $2.9 million, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of September 30, 2022 and December 31, 2021, property and equipment, net of accumulated depreciation, included assets related to Marietta’s finance lease of $40.6 million and $41.6 million, enhanced return funding program (“ERFP”) furniture fixture & equipment (“FF&E”) of $9.9 million and $12.4 million, audio visual equipment at INSPIRE of $6.5 million and $7.0 million and marine vessels at RED Hospitality & Leisure, LLC (“RED”) of $13.3 million and $12.8 million, respectively.
Other Liabilities—As of September 30, 2022 and December 31, 2021, other current liabilities included reserves in the amount of $25.6 million and $24.6 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, other liabilities also included $1.0 million and $1.3 million, respectively, relating to reserves for Remington health insurance claims. As of September 30, 2022, other liabilities non-current of $2.9 million includes a liability for contingent consideration from the Company’s acquisition of Chesapeake of $2.0 million and $906,000 related to an uncertain tax position liability.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company has deferred $1.3 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheets as of September 30, 2022 and December 31, 2021 related to the Consolidated Appropriations Act, 2021.

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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company continues to evaluate whether the adoption of ASU 2020-06 will have any impact on the Company’s financial statements. The Company currently does not expect the adoption of ASU 2020-06 will have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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
On January 15, 2021, Ashford Trust and Ashford Trust OP entered into a Credit Agreement (as amended, the “Oaktree Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management L.P. (“Oaktree”). In connection with the transactions contemplated by the Oaktree Credit Agreement, on January 15, 2021, the Company and certain of its affiliates entered into a Subordination and Non-Disturbance Agreement (the “SNDA”) with Ashford Trust, Ashford Trust OP, Ashford Trust TRS and Oaktree pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under the Oaktree Credit Agreement, (1) prior to the later of (i) the second anniversary of the Oaktree Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019 (the “Advisory Fee Cap”); (2) any termination fee or liquidated damages amounts under the Second Amended and Restated Advisory Agreement, or any amount owed under any enhanced return funding program in connection with the termination of the Second Amended and Restated Advisory Agreement or sale or foreclosure of assets financed thereunder; and (3) any payments to Lismore Capital II LLC, an indirect consolidated subsidiary of the Company (“Lismore”), in connection with the transactions contemplated by the Oaktree Credit Agreement.
Prior to the fourth quarter of 2021, advisory fees under the Second Amended and Restated Advisory Agreement earned from Ashford Trust in 2021 in excess of the Advisory Fee Cap were a form of variable consideration that were constrained and deferred until such fees were probable of not being subject to significant reversal. The Advisory Fee Cap is approximately $29.0 million each year as stated in the Oaktree Credit Agreement. As a result, base advisory fee revenue was recognized each month equal to the lesser of (1) base fees calculated as described above based on Ashford Trust’s market capitalization or (2) 1/12th of $29.0 million.
On October 12, 2021, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with Oaktree. Amendment No. 1, subject to the conditions set forth therein, among other things, suspended Ashford Trust’s obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Oaktree Credit Agreement. In the fourth quarter of 2021, Ashford Trust met the requirements to suspend its obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement and paid the Company $7.2 million for advisory fees that had been deferred in 2021 as a result of the Advisory Fee Cap. The $7.2 million payment was recorded as revenue in “advisory services fees” in the fourth quarter of 2021 in our consolidated statements of operations for the year ended December 31, 2021. Based upon Ashford Trust’s ability to meet the requirements stated in Amendment No. 1, the Company has concluded that base fees from our Second Amended and Restated Advisory Agreement with Ashford Trust which exceed the Advisory Fee Cap are no longer probable of being subject to significant reversal and will be recorded within “advisory services fees” in our condensed consolidated statements of operations based upon the fees calculated from Ashford Trust’s market capitalization as described above.
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
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar (as defined below), we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities (as defined below), overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
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
Deferred Income and Contract Balances
Deferred income primarily consists of customer billings in advance of revenue being recognized from our advisory agreements and other products and services contracts. Generally, deferred income that will be recognized within the next 12 months is recorded as current deferred income and the remaining portion is recorded as noncurrent. The change in the deferred income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred income balance at the beginning of the period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2022	2021
Balance as of June 30	$8,680	$19,663
Increases to deferred income	2,458	5,154
Recognition of revenue (1)	(3,175)	(5,335)
Balance as of September 30	$7,963	$19,482
________
(1)    Deferred income recognized in the three months ended September 30, 2022 includes (a) $371,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $535,000 of audio visual revenue, and (c) $1.6 million of “other services” revenue earned by our products and services companies. Deferred income recognized in the three months ended September 30, 2021 includes (a) $512,000 of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $296,000 of audio visual revenue, (c) $2.3 million of other revenue related to the Ashford Trust Agreement with Lismore (see note 15), and (d) $2.2 million of “other services” revenue earned by our products and services companies, excluding Lismore.

	Deferred Income
	2022	2021
Balance as of January 1	$10,905	$21,359
Increases to deferred income	8,247	15,373
Recognition of revenue (1)	(11,189)	(17,250)
Balance as of September 30	$7,963	$19,482
________
(1)    Deferred income recognized in the nine months ended September 30, 2022 includes (a) $1.2 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $2.2 million of audio visual revenue, (c) $2.3 million of other revenue primarily related to Ashford Trust’s agreement with Lismore (see note 15), and (d) $4.8 million of “other services” revenue earned by our products and services companies, excluding Lismore. Deferred income recognized in the nine months ended September 30, 2021 includes (a) $1.6 million of advisory revenue primarily related to our advisory agreements with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue, (c) $8.9 million of other revenue related to Ashford Trust’s and Braemar’s agreements with Lismore (see note 15), and (d) $5.3 million of “other services” revenue earned by our products and services companies, excluding Lismore.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See note 15. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at September 30, 2022.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $18.0 million and $7.6 million included in “accounts receivable, net” primarily related to our products and services segment, $4.5 million and $2.6 million in “due from Ashford Trust”, and $9.6 million and $1.1 million included in “due from Braemar” related to REIT advisory services at September 30, 2022 and December 31, 2021, respectively. We had no significant impairments related to these receivables during the three and nine months ended September 30, 2022 and 2021. See note 15.
Disaggregated Revenue
Our revenues were comprised of the following for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advisory services fees:
Base advisory fees	$12,124	$10,012	$35,637	$29,743
Other advisory revenue	131	131	389	389
Total advisory services fees revenue	12,255	10,143	36,026	30,132

Hotel management fees:
Base fees	9,285	6,166	24,943	15,331
Incentive fees	2,242	1,584	6,113	3,406
Other management fees	1,349	—	2,418	—
Total hotel management fees revenue	12,876	7,750	33,474	18,737

Design and construction fees revenue	6,276	2,202	15,538	5,611

Audio visual revenue	26,159	15,108	87,101	28,170

Other revenue:
Watersports, ferry and excursion services (1)	6,608	6,738	20,337	18,159
Debt placement and related fees (2)	125	3,224	3,298	9,802
Claims management services	—	28	16	61
Other services (3)	3,658	3,114	10,251	7,877
Total other revenue	10,391	13,104	33,902	35,899

Cost reimbursement revenue	96,651	59,879	259,979	137,417

Total revenues	$164,608	$108,186	$466,020	$255,966

REVENUES BY SEGMENT (4)
REIT advisory	$20,053	$17,936	$58,668	$49,749
Remington	93,756	58,155	255,062	133,047
Premier	9,582	3,047	22,893	7,421
INSPIRE	26,197	15,108	87,235	28,170
RED	6,616	6,738	20,354	18,159
OpenKey	389	505	1,184	1,436
Corporate and other	8,015	6,697	20,624	17,984
Total revenues	$164,608	$108,186	$466,020	$255,966
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
The following table presents revenue from INSPIRE and RED geographically for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INSPIRE:
United States	$21,986	$12,831	$68,114	$23,583
Mexico	2,345	1,430	14,118	3,101
Dominican Republic	1,866	847	5,003	1,486
Total audio visual revenue	$26,197	$15,108	$87,235	$28,170
RED:
United States	$5,581	$6,166	$17,435	$17,587
United Kingdom (Turks and Caicos Islands)	1,035	572	2,919	572
Total watersports, ferry and excursion services	$6,616	$6,738	$20,354	$18,159
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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. In the third quarter of 2022, we recorded an adjustment to increase the working

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

capital paid to the sellers by $73,000. We are in the process of evaluating the values assigned to the intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.
The fair value of the purchase price and preliminary allocation of the purchase price are as follows (in thousands):

Series CHP Units	$9,450
Discount on Series CHP Units	(8,063)
Cash	6,300
Fair value of contingent consideration	1,670
Working capital adjustments	193
Total fair value of purchase price	$9,550

	Fair Value	Estimated Useful Life
Current assets including cash of $228	$930
Goodwill	2,053
Management contracts	7,131	8 years
Total assets acquired	10,114
Current liabilities	347
Deferred tax liability	217
Total assumed liabilities	564
Net assets acquired	$9,550
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill includes value attributable to growth opportunities to expand Remington’s hotel management services to third-party owners in the hospitality industry.
Results of Chesapeake
The results of operations of Chesapeake have been included in our results of operations since the acquisition date of April 15, 2022. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 include total revenue from Chesapeake of $15.6 million and $27.5 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 include net income from Chesapeake of $1.7 million and $3.1 million, respectively.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Chesapeake acquisition had occurred on January 1, 2021, and the removal of $445,000 and $1.4 million of transaction costs directly attributable to the acquisition (net of the incremental tax expense) for the three and nine months ended September 30, 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$164,608	$119,041	$478,940	$280,889
Net income (loss)	(769)	(1,047)	5,103	(17,335)
Net income (loss) attributable to common stockholders	(9,684)	(10,094)	(21,978)	(44,068)
5. Goodwill and Intangible Assets, net
The carrying amount of goodwill as of September 30, 2022 is as follows (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at December 31, 2021	$54,605	$1,235	$782	$56,622
Changes in goodwill:
Additions (2)	1,980	—	—	1,980
Adjustments (2)	73	—	—	73
Balance at September 30, 2022	$56,658	$1,235	$782	$58,675
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) The addition relates to the Company’s acquisition of Chesapeake and subsequent adjustments to the preliminary purchase price. See note 4.
Intangible assets, net as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts (1)	$114,730	$(37,298)	$77,432	$107,600	$(28,284)	$79,316
Premier management contracts	194,000	(50,466)	143,534	194,000	(41,619)	152,381
INSPIRE customer relationships	9,319	(5,248)	4,071	9,319	(4,409)	4,910
RED boat slip rights	3,100	(496)	2,604	3,100	(380)	2,720
Pure Wellness customer relationships	175	(175)	—	175	(166)	9
	$321,324	$(93,683)	$227,641	$314,194	$(74,858)	$239,336

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks	490			490
	$5,390			$5,390
________
(1) As of September 30, 2022, Remington’s management contracts include $7.1 million of gross management contracts acquired in the Company’s acquisition of Chesapeake. See note 4.
Amortization expense for definite-lived intangible assets was $6.5 million and $18.8 million for the three and nine months ended September 30, 2022, respectively. Amortization expense for definite-lived intangible assets was $6.4 million and $19.2 million for the three and nine months ended September 30, 2021, respectively. The useful lives of our customer relationships range from five to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	September 30, 2022	December 31, 2021
Credit facility (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or LIBOR (3) +7.35%	$70,000	$—
Term loan (9)	Ashford Inc.	March 19, 2024	Base Rate (2) + 2.00% to 2.25% or LIBOR (3) +3.00% to 3.25%	—	27,271
Note payable (12)	Ashford Inc.	February 29, 2028	4.00%	1,558	1,746
Term loan (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.50%	18,050	20,000
Revolving credit facility (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.50%	—	1,869
Revolving credit facility (5) (13)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	100
Revolving credit facility (5) (8) (14)	RED	November 3, 2022	Prime Rate (4) + 1.75%	—	—
Term loan (5) (8) (15)	RED	July 17, 2029	6.00%	1,608	1,641
Term loan (5) (8)	RED	July 17, 2023	6.50%	406	607
Term loan (5) (8) (16)	RED	August 5, 2029	Prime Rate (4) + 2.00%	873	888
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	2,018	2,143
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	3,090	3,357
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00%	640	—
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00%	22	—
Draw term loan (5) (8) (18)	RED	See (18)	Prime Rate (4) + 1.00%	—	—
Total notes payable				98,415	59,622
Capitalized default interest, net (11)				184	290
Deferred loan costs, net				(2,777)	(518)
Original issue discount, net (9)				(1,815)	—
Notes payable including capitalized default interest and deferred loan costs, net				94,007	59,394
Less current portion				(5,046)	(6,725)
Total notes payable, net - non-current				$88,961	$52,669
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
(3)     The one-month LIBOR rate was 3.14% and 0.10% at September 30, 2022 and December 31, 2021, respectively.
(4)     The Prime Rate was 6.25% and 3.25% at September 30, 2022 and December 31, 2021, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility is collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $9.0 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively. INSPIRE’s term loan is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $12.7 million and $12.5 million as of September 30, 2022 and December 31, 2021, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(9)    On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement and pay dividends to the holders of the Series D Convertible Preferred Stock. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0%. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of September 30, 2022, the amount unused under the Credit Facility was $30.0 million.
(10)    On December 31, 2020, INSPIRE amended its credit agreement dated as of November 1, 2017 (the “INSPIRE Amendment”). The maximum borrowing capacity under the INSPIRE Amendment for the revolving credit facility is $3.0 million. As of September 30, 2022, the amount unused under INSPIRE’s revolving credit facility was $3.0 million. The INSPIRE Amendment provides INSPIRE with an option to elect a one-year extension subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of INSPIRE’s election to extend. Pursuant to the INSPIRE Amendment, INSPIRE’s obligations to comply with certain financial and other covenants were waived until March 31, 2023. Amounts borrowed under the revolving credit facility and the term loan bear interest at the Prime Rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. Commencing January 1, 2022, INSPIRE is required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter. INSPIRE holds an interest rate cap with an initial notional amount totaling $5.0 million and a strike rate of 4.0%. The fair value of the interest rate cap at September 30, 2022 and December 31, 2021 was not material.
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
(13)    As of September 30, 2022, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
(14)    As of September 30, 2022, the amount unused under RED’s revolving credit facility was $250,000.
(15)    The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(16)    RED was not required to make any payments of principal until May 5, 2022.
(17)    On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which convert to term loans once fully drawn. Each loan bears an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%. As of September 30, 2022, the amount unused under RED’s non-revolving line of credit loans were $860,000 and $1.5 million, respectively.
(18)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converts to a term loan once drawn. The loan bears an interest rate of the Wall Street Journal Prime Rate plus 1.0%. The term length of the loan once drawn is either five or 10 years based upon the amount drawn. As of September 30, 2022, the amount unused under RED’s non-revolving line of credit loan was $1.5 million.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of September 30, 2022, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$18,332	$11,682
Accrued payroll expense	22,836	23,648
Accrued vacation expense	3,995	3,427
Accrued interest	323	259
Other accrued expenses	2,265	881
Total accounts payable and accrued expenses	$47,751	$39,897
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
September 30, 2022
Assets
Restricted Investment:
Ashford Trust common stock	$87	(1)	$—		$—		$87
Braemar common stock	261	(1)	—		—		261
Total	$348		$—		$—		$348
Liabilities
Contingent consideration	$—		$—		$(1,970)	(2)	$(1,970)
Subsidiary compensation plan	—		(68)	(1)	—		(68)
Deferred compensation plan	(2,759)		—		—		(2,759)
Total	$(2,759)		$(68)		$(1,970)		$(4,797)
Net	$(2,411)		$(68)		$(1,970)		$(4,449)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through September 30, 2022, which are distributed to the plan participants upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
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
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through December 31, 2021, which are distributed to the plan participants upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2021	$—
Acquisition of Chesapeake	(1,670)
Gains (losses) included in earnings	(300)
Dispositions and settlements	—
Transfers into/out of Level 3	—
Balance at September 30, 2022	$(1,970)
__________________
(1) The Company measures contingent consideration liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are a) a discount rate, with a range of 34.81% to 34.84%; b) a forward looking risk-free rate, with a range of 4.02% to 4.34%; and c) a volatility rate of 68.01%.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assets
Unrealized gain (loss) on investment: (1)
Ashford Trust common stock	$12	$—	$68	$—
Braemar common stock	6	—	(50)	—
Realized gain (loss) on investment: (2)
Ashford Trust common stock	(3)	(5)	(97)	(336)
Braemar common stock	—	—	23	(42)
Intangible assets, net (3)	—	(1,160)	—	(1,160)
Total	$15	$(1,165)	$(56)	$(1,538)
Liabilities
Contingent consideration (4)	$(300)	$—	$(300)	$(23)
Subsidiary compensation plan (5)	(42)	5	(110)	(268)
Deferred compensation plans (5)	78	1,611	567	(1,190)
Total	$(264)	$1,616	$157	$(1,481)
Net	$(249)	$451	$101	$(3,019)
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
(3)    During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment in the three and nine months ended September 30, 2021.
(4)    Represents the changes in fair value of the contingent consideration liabilities in the three and nine months ended September 30, 2022 and 2021, related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake and BAV Services Inc., respectively. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
(5)    Reported as a component of “salaries and benefits” in our condensed consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2022
Equity securities (1)	$821	$—	$(473)	$348
__________________
(1)     Distributions of $365,000 of available-for-sale securities occurred in the nine months ended September 30, 2022.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2021
Equity securities (1)	$1,068	$—	$(492)	$576
__________________
(1)     Distributions of $855,000 of available-for-sale securities occurred during the year ended December 31, 2021.

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

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$348	$348	$576	$576
Financial liabilities measured at fair value:
Deferred compensation plan	$2,759	$2,759	$3,326	$3,326
Contingent consideration	1,970	1,970	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$44,071	$44,071	$37,571	$37,571
Restricted cash	37,114	37,114	34,878	34,878
Accounts receivable, net	17,958	17,958	7,622	7,622
Notes receivable	1,500	1,500	2,880	2,880
Due from affiliates	256	256	165	165
Due from Ashford Trust	4,483	4,483	2,575	2,575
Due from Braemar	9,562	9,562	1,144	1,144
Investments in unconsolidated entities	3,941	3,941	3,581	3,581
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$47,751	$47,751	$39,897	$39,897
Dividends payable	26,777	26,777	34,574	34,574
Due to affiliates	236	236	—	—
Other liabilities	27,550	27,550	25,899	25,899
Notes payable	98,415	93,494 to 103,336	59,622	56,641 to 62,603
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
10. Commitments and Contingencies
Purchase Commitment—As of September 30, 2022, we had approximately $11.4 million of remaining purchase commitments related to our Ashford Trust ERFP Agreement which, under the Extension Agreement with Ashford Trust, must be fulfilled by December 31, 2022. See note 15 for further discussion of our ERFP Agreement with Ashford Trust.
Release and Waiver Agreement—On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of September 30, 2022, the Company’s remaining commitment to Mr. Welter totaled approximately $5.9 million.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2022, no amounts have been accrued.
On June 23, 2021, a lawsuit was filed in the United States District Court of the Virgin Islands, Division of St. Thomas and St. John (the “Federal Court”) against one of the Company’s subsidiaries. In the lawsuit, the plaintiff alleges negligence and gross negligence against both our subsidiary and a purported agent of our subsidiary and negligent entrustment against our subsidiary in connection with personal injuries allegedly suffered by the plaintiff. The claims were tendered to our insurance company who denied coverage as to the purported agent and issued a reservation of rights letter during the third quarter of 2022 with respect to our subsidiary’s coverage. We have asserted a number of defenses including a statutory defense that would limit our subsidiary’s liability regardless of whether coverage is afforded or not. The parties participated in a mediation conference on June 29, 2022 but were unable to resolve any of the disputes at issue. During the third quarter of 2022, the purported agent entered into a stipulated judgment for his liability and assigned to the plaintiff any and all claims he may have, including those he may have against our insurers. Subsequently, on July 28, 2022, the plaintiff, individually and as assignee of the purported agent’s claims, filed a separate lawsuit in the Superior Court of the Virgin Islands, Division of St. Thomas and St. John (the “Superior Court”) against our insurers and our subsidiary (the “Superior Court Case”). On August 26, 2022, our insurer filed a Notice of Removal to remove the Superior Court Case to the Federal Court and is in the process of defending against the plaintiff’s Motion to Remand this second lawsuit back to the Superior Court. In this second lawsuit, the plaintiff seeks certain declaratory relief as to our insurance policies and asserts allegations of fraud and bad faith denial of coverage of our subsidiary’s purported agent by our insurers and a breach of contract claim against our subsidiary under a theory of insufficient insurance coverage. Specifically, the purported agent has alleged a breach of contract claim against our subsidiary based on being an alleged third-party beneficiary of a contract between our subsidiary and another entity that required our subsidiary to hold specific insurance coverages. We believe the claims asserted against our subsidiary in this second lawsuit are frivolous. We intend to vigorously defend these lawsuits and believe that the amount of any potential loss to the Company is immaterial.

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
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Income) loss attributable to noncontrolling interests:
OpenKey	$223	$215	$677	$626
RED	—	(14)	—	(52)
Pure Wellness	49	(21)	153	(65)
Total net (income) loss attributable to noncontrolling interests	$272	$180	$830	$509
12. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. See note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(158)	$13	$(290)	$56
OpenKey	—	—	—	152
Total net (income) loss attributable to redeemable noncontrolling interests	$(158)	$13	$(290)	$208
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
For the three and nine months ended September 30, 2022, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 and $317,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above.
Convertible Preferred Stock—Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. As of September 30, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $26.8 million, which relates to the second and fourth quarters of 2021 and the third quarter of 2022. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022. On October 3, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 14, 2022.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $26.8 million and $34.6 million at September 30, 2022 and December 31, 2021, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the three and nine months ended September 30, 2022 and 2021 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Preferred dividends - declared	$—	$8,353	$35,219	$16,706
Preferred dividends per share - declared	$—	$0.4369	$1.8420	$0.8737
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	September 30, 2022 (1)	December 31, 2021
Aggregate preferred dividends - undeclared	$26,777	$34,574
Aggregate preferred dividends - undeclared per share	$1.4005	$1.8083
________
(1)    Undeclared aggregate preferred dividends as of September 30, 2022 includes the Series D Convertible Preferred Stock dividend for the quarter ended September 30, 2022. On October 3, 2022, subsequent to the period end, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2022. See discussion above.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and nine months ended September 30, 2022 and 2021 are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-based compensation
Class 2 LTIP units and stock option amortization (1)	$979	$552	$1,365	$2,101
Employee equity grant expense (2)	896	363	1,725	904
Director and other non-employee equity grants expense (3)	46	(5)	501	645
Total equity-based compensation	$1,921	$910	$3,591	$3,650

Other equity-based compensation
REIT equity-based compensation (4)	$4,638	$5,499	$13,116	$13,676
	$6,559	$6,409	$16,707	$17,326
________
(1)    As of September 30, 2022, the Company had approximately $319,000 of total unrecognized compensation expense related to Class 2 Long-Term Incentive Partnership Units (the “Class 2 LTIP Units”) that will be recognized over a weighted average period of 2.5 years. The three and nine month period ended September 30, 2022 includes total compensation expense of approximately $947,000 related to the modification of 74,000 and 150,000 fully vested stock options and Class 2 LTIP units, respectively, awarded to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options and Class 2 LTIP unit awards to December 2025. No other modifications were made to the original grant terms.
(2)    As of September 30, 2022, the Company had approximately $2.5 million of total unrecognized compensation expense related to restricted shares and LTIP units that will be recognized over a weighted average period of 1.7 years. In March 2022, approximately 39,000 Long-Term Incentive Plan units (the “LTIP units”) with a fair value of approximately $627,000 were issued to one of our executive officers as compensation. The LTIP units have a vesting period of three years. Each LTIP unit once vested can be converted by the holder into one common limited partnership unit of Ashford Holdings which can then be redeemed for cash or, at our election, settled in our common stock.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in fair value
Unrealized gain (loss)	$78	$1,611	$567	$(1,190)

Distributions
Fair value (1)	$—	$13	$—	$39
Shares (1)	—	1	—	3
________
(1)    Distributions made to one participant.
As of September 30, 2022 and December 31, 2021, the carrying value of the DCP liability was $2.8 million and $3.3 million, respectively.
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
Remington is party to a master hotel management agreement with Ashford Trust TRS and certain of its affiliates to provide hotel management services. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met, and other general and administrative expense reimbursements. Ashford Trust pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week. Remington is also party to a mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
On July 1, 2020, Lismore and Ashford Trust amended and restated the Ashford Trust Agreement with an effective date of April 6, 2020 to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Ashford Trust’s hotels (the “Ashford Trust Agreement”). The Ashford Trust Agreement additionally allows for the Company to receive certain fees for refinancings performed within eight months after the Ashford Trust Agreement terminates. The Ashford Trust Agreement terminated effective April 6, 2022. For the three and nine months ended September 30, 2022, the Company recognized revenue of $125,000 and $2.4 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized revenue of $2.3 million and $8.0 million, respectively. The nine month period ended September 30, 2021 includes a $1.1 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of September 30, 2022 and December 31, 2021, the Company recorded $0 and $2.4 million, respectively, as deferred income. The deferred income related to the various Lismore fees described above was recognized over the 24 month term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees (1)	$8,855	$7,254	$26,202	$21,762

Hotel management fees:
Base management fees	6,230	5,024	17,805	12,874
Incentive management fees	1,376	1,416	4,080	3,017
Total hotel management fees revenue (2)	7,606	6,440	21,885	15,891

Design and construction fees revenue (3)	3,065	810	7,881	1,847

Other revenue
Watersports, ferry and excursion services (5)	74	—	198	—
Debt placement and related fees (6)	125	3,074	3,108	8,799
Claims management services (7)	—	25	15	55
Other services (8)	342	440	1,018	1,232
Total other revenue	541	3,539	4,339	10,086

Cost reimbursement revenue	61,687	47,646	181,613	110,202

Total revenues	$81,754	$65,689	$241,920	$159,788

REVENUES BY SEGMENT (9)
REIT advisory	$12,221	$11,454	$37,381	$33,212
Remington	66,888	49,369	189,375	113,549
Premier	5,593	1,351	13,073	2,994
INSPIRE	19	—	74	—
RED	79	—	208	—
OpenKey	29	29	93	89
Corporate and other (10)	(3,075)	3,486	1,716	9,944
Total revenues	$81,754	$65,689	$241,920	$159,788

COST OF REVENUES
Cost of revenues for audio visual (4)	$1,833	$945	$5,506	$1,641

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$4,267	$2,118	$12,903	$3,691
Watersports, ferry and excursion services revenue from guests at REIT properties (4)	71	89	135	300
________
(1)    Advisory fees earned from Ashford Trust during the three and nine months ended September 30, 2021, excluded $2.2 million and $5.5 million, respectively, of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 for discussion of the advisory services revenue recognition policy.

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
(10)    The Corporate and Other segment’s revenue in the three and nine months ended September 30, 2022 includes a re-allocation of $3.5 million of cost reimbursement revenue to Braemar which had previously been allocated to Ashford Trust. Expense reimbursements are allocated among the Company, Ashford Trust and Braemar quarterly based upon management’s estimate of the actual capital raised through Ashford Securities upon the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023. See discussion regarding Ashford Securities below.
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
Remington is party to a master hotel management agreement with Braemar TRS Corporation and certain of its affiliates to provide hotel management services. Braemar pays the Company a monthly hotel management fee equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met and other general and administrative expense reimbursements. Braemar pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week. Remington is also party to a mutual exclusivity agreement with Braemar and Braemar OP.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the revenues and expenses related to Braemar (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,269	$2,758	$9,435	$7,981
Other advisory revenue (1)	131	131	389	389
Total advisory services fees revenue	3,400	2,889	9,824	8,370

Hotel management fees:
Base management fees	715	675	2,210	1,590
Incentive management fees	123	168	587	389
Total hotel management fees revenue (2)	838	843	2,797	1,979

Design and construction fees revenue (3)	2,387	508	5,352	1,129

Other revenue
Watersports, ferry and excursion services (5)	574	517	1,848	1,744
Debt placement and related fees (6)	—	150	190	1,003
Claims management services (7)	—	3	1	6
Other services (8)	56	50	128	137
Total other revenue	630	720	2,167	2,890

Cost reimbursement revenue	19,404	9,314	42,523	20,539

Total revenues	$26,659	$14,274	$62,663	$34,907

REVENUES BY SEGMENT (9)
REIT advisory	$7,830	$6,480	$21,285	$16,539
Remington	6,964	5,418	21,157	12,057
Premier	3,080	794	7,231	1,667
INSPIRE	19	—	60	—
RED	577	517	1,855	1,744
OpenKey	9	10	28	29
Corporate and other (10)	8,180	1,055	11,047	2,871
Total revenues	$26,659	$14,274	$62,663	$34,907

COST OF REVENUES (4)
Cost of revenues for audio visual	$1,081	$402	$2,837	$501
Other	272	98	717	314

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$2,549	$856	$6,858	$1,069
Watersports, ferry and excursion services revenue from guests at REIT properties (4)	458	341	1,669	1,076

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

________

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
(10)    The Corporate and Other segment’s revenue in the three and nine months ended September 30, 2022 includes a re-allocation of $3.5 million of cost reimbursement revenue to Braemar which had previously been allocated to Ashford Trust. Expense reimbursements are allocated among the Company, Ashford Trust and Braemar quarterly based upon management’s estimate of the actual capital raised through Ashford Securities upon the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023. See discussion regarding Ashford Securities below.

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
In the first quarter of 2022, Ashford Trust purchased FF&E with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement (which continues to survive following the termination of such agreement). The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our condensed consolidated statement of operations.

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
As of September 30, 2022, Ashford Trust and Braemar have funded approximately $5.6 million and $5.1 million, respectively. Expense reimbursements are allocated among the Company, Ashford Trust and Braemar quarterly based upon management’s estimate of the actual capital that will be raised through Ashford Securities upon the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023. Prior to September 30, 2022, sufficient information was not available to estimate the actual capital which will be raised by each Company on the Amended and Restated True-Up Date. Based upon management’s estimate as of September 30, 2022, the three and nine months ended September 30, 2022 included a re-allocation of $3.5 million of cost reimbursement revenue and reimbursed expenses to Braemar which had previously been allocated to Ashford Trust and a re-allocation of $1.3 million of cost reimbursement revenue and reimbursed expenses to Braemar which had previously been allocated to the Company and eliminated upon consolidation.
The Company recognized a reduction to cost reimbursement revenue of $3.5 million and $2.3 million from Ashford Trust for the three and nine months ended September 30, 2022, respectively, in our condensed consolidated statements of operations. The Company recognized $8.1 million and $10.8 million of cost reimbursement revenue from Braemar for the three and nine months ended September 30, 2022, respectively, in our condensed consolidated statements of operations. The Company recognized $864,000 and $1.8 million of cost reimbursement revenue from Braemar for the three and nine months ended September 30, 2021, respectively, in our condensed consolidated statements of operations. Cost reimbursement revenue for the three and nine months ended September 30, 2022 includes $2.6 million and $3.8 million of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.
Other Related Party Transactions—The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the three and nine months ended September 30, 2022, we recorded $818,000 and $2.5 million, respectively, in rent expense related to our corporate office lease with RHC. For the three and nine months ended September 30, 2021, we recorded $838,000 and $2.5 million, respectively, in rent expense related to our corporate office lease with RHC.
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
Ashford Trust held a 15.06% and 16.65% noncontrolling interest in OpenKey as of September 30, 2022 and December 31, 2021, respectively, and Braemar held a 7.92% and 7.77% noncontrolling interest in OpenKey as of September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022, Braemar invested $164,000 and $327,000, respectively, in OpenKey.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into on November 6, 2019 in connection with Company’s acquisition of Remington from the Bennetts. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2022 was $100,000 and $290,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2021 was $110,000 and $311,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.
In the third quarter of 2022, given the recent increases in the federal funds rate and interest rates on short-term U.S. Treasury securities, the independent members of the respective boards of directors of Ashford Trust and Braemar approved the Cash Management Strategy. As consideration for the Company’s services under the respective engagements, each of Ashford Trust and Braemar will pay the Company the Cash Management Fees. The Cash Management Fees will be calculated and payable monthly in arrears. Investment of Ashford Trust’s and Braemar’s excess cash pursuant to the Cash Management Strategy commenced in October 2022. See note 1.
16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(989)	$(163)	$5,441	$(14,057)
Less: Dividends on preferred stock, declared and undeclared (1)	(9,029)	(8,762)	(27,422)	(26,001)
Less: Amortization of preferred stock discount	—	(306)	—	(933)
Undistributed net income (loss) allocated to common stockholders	(10,018)	(9,231)	(21,981)	(40,991)
Distributed and undistributed net income (loss) - basic	$(10,018)	$(9,231)	$(21,981)	$(40,991)
Effect of deferred compensation plan	—	(1,611)	(620)	—
Distributed and undistributed net income (loss) - diluted	$(10,018)	$(10,842)	$(22,601)	$(40,991)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,960	2,785	2,895	2,746
Effect of deferred compensation plan shares	—	197	65	—
Weighted average common shares outstanding – diluted	2,960	2,982	2,960	2,746

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(3.38)	$(3.31)	$(7.59)	$(14.93)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.38)	$(3.64)	$(7.64)	$(14.93)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$158	$(13)	$290	$(56)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	—	—	—	(152)
Dividends on preferred stock, declared and undeclared	9,029	8,762	27,422	26,001
Amortization of preferred stock discount	—	306	—	933
Total	$9,187	$9,055	$27,712	$26,726
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	82	160	87	101
Effect of assumed conversion of Ashford Holdings units	89	4	56	4
Effect of incremental subsidiary shares	125	140	116	152
Effect of assumed conversion of preferred stock	4,258	4,284	4,289	4,246
Total	4,554	4,588	4,548	4,503
17. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; (g) Marietta, which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia; and (h) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry. For 2022, Premier, OpenKey, RED, Marietta and Pure Wellness do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier, RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Marietta and Pure Wellness into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See footnote 3 for details of our segments’ material revenue generating activities.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information concerning our segments for the three and nine months ended September 30, 2022 and 2021 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended September 30, 2022
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$12,255	$—	$—	$—	$—	$—	$—	$12,255
Hotel management	—	12,876	—	—	—	—	—	12,876
Design and construction fees	—	—	6,276	—	—	—	—	6,276
Audio visual	—	—	—	26,159	—	—	—	26,159
Other	—	—	—	—	6,608	389	3,394	10,391
Cost reimbursement revenue (1)	7,798	80,880	3,306	38	8	—	4,621	96,651
Total revenues	20,053	93,756	9,582	26,197	6,616	389	8,015	164,608
EXPENSES
Depreciation and amortization	853	3,288	2,978	418	175	3	381	8,096
Other operating expenses (2)	—	6,971	3,071	25,571	5,895	1,362	14,271	57,141
Reimbursed expenses (1)	7,723	80,880	3,306	38	8	—	4,621	96,576
Total operating expenses	8,576	91,139	9,355	26,027	6,078	1,365	19,273	161,813
OPERATING INCOME (LOSS)	11,477	2,617	227	170	538	(976)	(11,258)	2,795
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(147)	(147)
Interest expense	—	—	—	(345)	(195)	—	(2,426)	(2,966)
Amortization of loan costs	—	—	—	(23)	(10)	—	(186)	(219)
Interest income	—	38	—	—	—	—	38	76
Realized gain (loss) on investments	—	(3)	—	—	—	—	—	(3)
Other income (expense)	—	18	—	(91)	(1)	—	52	(22)
INCOME (LOSS) BEFORE INCOME TAXES	11,477	2,670	227	(289)	332	(976)	(13,927)	(486)
Income tax (expense) benefit	(2,849)	(256)	(112)	53	192	—	2,355	(617)
NET INCOME (LOSS)	$8,628	$2,414	$115	$(236)	$524	$(976)	$(11,572)	$(1,103)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $3.5 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2022
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$36,026	$—	$—	$—	$—	$—	$—	$36,026
Hotel management fees	—	33,474	—	—	—	—	—	33,474
Design and construction fees	—	—	15,538	—	—	—	—	15,538
Audio visual	—	—	—	87,101	—	—	—	87,101
Other	16	181	—	—	20,337	1,180	12,188	33,902
Cost reimbursement revenue (1)	22,626	221,407	7,355	134	17	4	8,436	259,979
Total revenues	58,668	255,062	22,893	87,235	20,354	1,184	20,624	466,020
EXPENSES
Depreciation and amortization	2,558	9,107	8,914	1,358	501	9	1,293	23,740
Other operating expenses (2)	706	17,216	9,787	76,377	16,633	4,024	39,792	164,535
Reimbursed expenses (1)	22,312	221,407	7,355	134	17	4	8,436	259,665
Total operating expenses	25,576	247,730	26,056	77,869	17,151	4,037	49,521	447,940
OPERATING INCOME (LOSS)	33,092	7,332	(3,163)	9,366	3,203	(2,853)	(28,897)	18,080
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	110	110
Interest expense	—	—	—	(860)	(537)	—	(5,384)	(6,781)
Amortization of loan costs	—	—	—	(93)	(41)	—	(390)	(524)
Interest income	—	145	—	—	—	—	50	195
Realized gain (loss) on investments	—	(74)	—	—	—	—	—	(74)
Other income (expense)	—	18	—	(95)	(41)	4	(20)	(134)
INCOME (LOSS) BEFORE INCOME TAXES	33,092	7,421	(3,163)	8,318	2,584	(2,849)	(34,531)	10,872
Income tax (expense) benefit	(8,196)	(251)	(678)	(3,318)	(680)	—	7,152	(5,971)
NET INCOME (LOSS)	$24,896	$7,170	$(3,841)	$5,000	$1,904	$(2,849)	$(27,379)	$4,901
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $9.6 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2021
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$10,143	$—	$—	$—	$—	$—	$—	$10,143
Hotel management fees	—	7,750	—	—	—	—	—	7,750
Design and construction fees	—	—	2,202	—	—	—	—	2,202
Audio visual	—	—	—	15,108	—	—	—	15,108
Other	28	—	—	—	6,738	505	5,833	13,104
Cost reimbursement revenue (1)	7,765	50,405	845	—	—	—	864	59,879
Total revenues	17,936	58,155	3,047	15,108	6,738	505	6,697	108,186
EXPENSES
Depreciation and amortization	980	3,036	3,058	471	106	4	401	8,056
Impairment	—	—	—	1,160	—	—	—	1,160
Other operating expenses (2)	26	3,748	2,250	14,819	5,195	1,373	11,110	38,521
Reimbursed expenses (1)	7,708	50,405	845	—	—	—	864	59,822
Total operating expenses	8,714	57,189	6,153	16,450	5,301	1,377	12,375	107,559
OPERATING INCOME (LOSS)	9,222	966	(3,106)	(1,342)	1,437	(872)	(5,678)	627
Equity in earnings (loss) of unconsolidated entities	—	15	—	—	—	—	(3)	12
Interest expense	—	—	—	(222)	(164)	—	(904)	(1,290)
Amortization of loan costs	—	—	—	(43)	(13)	—	(22)	(78)
Interest income	—	72	—	—	—	—	—	72
Realized gain (loss) on investments	—	370		—	—	—	—	370
Other income (expense)	—	9	—	81	(61)	—	—	29
INCOME (LOSS) BEFORE INCOME TAXES	9,222	1,432	(3,106)	(1,526)	1,199	(872)	(6,607)	(258)
Income tax (expense) benefit	(2,011)	(469)	728	350	(377)	—	1,681	(98)
NET INCOME (LOSS)	$7,211	$963	$(2,378)	$(1,176)	$822	$(872)	$(4,926)	$(356)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.5 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2021
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$30,132	$—	$—	$—	$—	$—	$—	$30,132
Hotel management fees	—	18,737	—	—	—	—	—	18,737
Design and construction fees	—	—	5,611	—	—	—	—	5,611
Audio visual	—	—	—	28,170	—	—	—	28,170
Other	61	20	—	—	18,159	1,436	16,223	35,899
Cost reimbursement revenue (1)	19,556	114,290	1,810	—	—	—	1,761	137,417
Total revenues	49,749	133,047	7,421	28,170	18,159	1,436	17,984	255,966
EXPENSES
Depreciation and amortization	3,053	9,104	9,171	1,408	291	12	1,415	24,454
Impairment	—	—	—	1,160	—	—	—	1,160
Other operating expenses (2)	645	10,370	6,203	31,664	13,540	3,934	38,900	105,256
Reimbursed expenses (1)	19,293	114,290	1,810	—	—	—	1,761	137,154
Total operating expenses	22,991	133,764	17,184	34,232	13,831	3,946	42,076	268,024
OPERATING INCOME (LOSS)	26,758	(717)	(9,763)	(6,062)	4,328	(2,510)	(24,092)	(12,058)
Equity in earnings (loss) of unconsolidated entities	—	(139)	—	—	—	—	(21)	(160)
Interest expense	—	—	—	(635)	(465)	—	(2,745)	(3,845)
Amortization of loan costs	—	—	—	(87)	(24)	—	(98)	(209)
Interest income	—	205	—	—	—	—	2	207
Realized gain (loss) on investments	—	(3)	—	—	—	—	—	(3)
Other income (expense)	—	10	—	(26)	(224)	(1)	(15)	(256)
INCOME (LOSS) BEFORE INCOME TAXES	26,758	(644)	(9,763)	(6,810)	3,615	(2,511)	(26,969)	(16,324)
Income tax (expense) benefit	(6,144)	(1,132)	2,048	1,427	(1,171)	—	6,522	1,550
NET INCOME (LOSS)	$20,614	$(1,776)	$(7,715)	$(5,383)	$2,444	$(2,511)	$(20,447)	$(14,774)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18. Subsequent Events
On October 3, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 14, 2022.

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
•changes in interest rates;
•macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;
•extreme weather conditions may cause property damage or interrupt business;
•actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;
•uncertainty associated with the ability of the Company to remain in compliance with all covenants in our credit agreements and our subsidiaries to remain in compliance with the covenants of their debt and related agreements;
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
•disruptions relating to the acquisition or integration of Premier, Remington, Chesapeake or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of Remington or any other business we invest in or acquire.
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

Overview
Ashford Inc. is a Nevada corporation that provides products and services primarily to clients in the hospitality industry, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of November 7, 2022, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,246 shares of our common stock, which represented an approximately 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which is convertible at a price of $117.50 per share into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of November 7, 2022 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 64.8%.
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
Recent Developments
In the third quarter of 2022, given the recent increases in the federal funds rate and interest rates on short-term U.S. Treasury securities, the independent members of the respective boards of directors of Ashford Trust and Braemar approved the Cash Management Strategy. As consideration for the Company’s services under the respective engagements, each of Ashford Trust and Braemar will pay the Company the Cash Management Fees. The Cash Management Fees will be calculated and payable monthly in arrears. Investment of Ashford Trust’s and Braemar’s excess cash pursuant to the Cash Management Strategy commenced in October 2022.
Shareholder Rights Plan
On August 30, 2022, we adopted a shareholder rights plan by entering into a Rights Agreement, dated August 30, 2022, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). The Rights Agreement was adopted in response to recent volatility of the stock market and trading of our Common Stock and is intended to protect the Company and its stockholders from efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. The Board implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022 (the “Record Date”), to our stockholders of record on that date. Each of those Rights becomes exercisable on the Distribution Date (defined below) and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. The Rights will expire on July 30, 2023 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company.
Initially, the Rights will be attached to all certificates representing our common stock and the Series D Convertible Preferred Stock, and no separate certificates evidencing the Rights (the “Rights Certificates”) will be issued. The Rights Agreement provides that, until the date on which the Rights separate and begin trading separately from our common stock (which we refer to as the “Distribution Date”) or earlier expiration or redemption of the Rights, (i) the Rights will be transferred with and only with the shares of our common stock and Series D Convertible Preferred Stock, (ii) new certificates representing shares of our common stock and the Series D Convertible Preferred Stock issued after the Record Date or upon transfer or new issuance of shares of our common stock or Series D Convertible Preferred Stock will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for shares of our common stock or Series D Convertible Preferred Stock outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights (as defined in the Rights Agreement) being attached thereto, will also constitute the transfer of the Rights associated with the shares of our common stock or the Series D Convertible Preferred Stock represented by such certificate. The Distribution Date will occur, and the Rights would separate and begin trading separately from the shares of our common stock, and Rights Certificates will be caused to evidence the Rights on the earlier to occur of:
1. 10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired Beneficial Ownership (as defined in the Rights Agreement) of 10% or more of the outstanding shares of common stock (referred to, subject to certain exceptions, as an “Acquiring Person”) (or, in the event an exchange of the Rights for shares of our common stock is effected in accordance with certain provisions of the Rights Agreement and the Board determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or
2. 10 business days (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the outstanding shares of our common stock.
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
If a person or group becomes an Acquiring Person at any time after the date of the Rights Agreement, with certain limited exceptions, the Rights will become exercisable for shares of the Company’s common stock (or, in certain circumstances, shares of our Series F Preferred Stock or other similar securities of the Company) having a value equal to two times the exercise price of the Right. From and after the announcement that any person has become an Acquiring Person, if the Rights evidenced by a Rights Certificate are or were at any time on or after the earlier of (i) the date of such announcement or (ii) the Distribution Date acquired or beneficially owned by an Acquiring Person or an associate or affiliate of an Acquiring Person, such Rights shall become void, and any holder of such Rights shall thereafter have no right to exercise such Rights. In addition, if, at any time after a person becomes an Acquiring Person, (i) the Company consolidates with, or merges with and into, any other person; (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of the Company’s common stock are or will be changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property; or (iii) 50% or more of the Company’s consolidated assets or Earning Power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise of a Right at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. Upon the occurrence of an event of the type described in this paragraph, if the Board so elects, we will deliver upon payment of the exercise price of a right an amount of cash or securities equivalent in value to the shares of common stock issuable upon exercise of a Right. If the Company fails to meet such obligation within 30 days following of the announcement that a person has become an Acquiring Person, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, shares of common stock (to the extent available) and cash equal in value to the difference between the value of the shares the Company’s common stock otherwise issuable upon the exercise of a Right and the exercise price then in effect. The Board may extend the 30-day period described above for up to an additional 60 days to permit the taking of action that may be necessary to authorize sufficient additional shares of our common stock to permit the issuance of such shares of our common stock upon the exercise in full of the Rights.

Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Cost reimbursement revenue and reimbursed expenses for the three and nine months ended September 30, 2021, were restated as previously disclosed in the restated condensed consolidated statement of operations for the three and nine months ended September 30, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. See discussion in note 2 to our condensed consolidated financial statements.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
REVENUE
Advisory services fees	$12,255	$10,143	$2,112	20.8%
Hotel management fees	12,876	7,750	5,126	66.1%
Design and construction fees	6,276	2,202	4,074	185.0%
Audio visual	26,159	15,108	11,051	73.1%
Other	10,391	13,104	(2,713)	(20.7)%
Cost reimbursement revenue	96,651	59,879	36,772	61.4%
Total revenues	164,608	108,186	56,422	52.2%
EXPENSES
Salaries and benefits	21,328	13,793	(7,535)	(54.6)%
Cost of revenues for design and construction	1,789	1,032	(757)	(73.4)%
Cost of revenues for audio visual	19,884	11,353	(8,531)	(75.1)%
Depreciation and amortization	8,096	8,056	(40)	(0.5)%
General and administrative	8,390	7,585	(805)	(10.6)%
Impairment	—	1,160	1,160	100.0%
Other	5,750	4,758	(992)	(20.8)%
Reimbursed expenses	96,576	59,822	(36,754)	(61.4)%
Total expenses	161,813	107,559	(54,254)	(50.4)%
OPERATING INCOME (LOSS)	2,795	627	2,168	345.8%
Equity in earnings (loss) of unconsolidated entities	(147)	12	(159)	(1,325.0)%
Interest expense	(2,966)	(1,290)	(1,676)	(129.9)%
Amortization of loan costs	(219)	(78)	(141)	(180.8)%
Interest income	76	72	4	5.6%
Realized gain (loss) on investments	(3)	370	(373)	(100.8)%
Other income (expense)	(22)	29	(51)	(175.9)%
INCOME (LOSS) BEFORE INCOME TAXES	(486)	(258)	(228)	(88.4)%
Income tax (expense) benefit	(617)	(98)	(519)	(529.6)%
NET INCOME (LOSS)	(1,103)	(356)	(747)	(209.8)%
(Income) loss from consolidated entities attributable to noncontrolling interests	272	180	92	51.1%
Net (income) loss attributable to redeemable noncontrolling interests	(158)	13	(171)	(1,315.4)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(989)	(163)	(826)	(506.7)%
Preferred dividends, declared and undeclared	(9,029)	(8,762)	(267)	(3.0)%
Amortization of preferred stock discount	—	(306)	306	100.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,018)	$(9,231)	$(787)	(8.5)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $787,000, or 8.5%, to a $10.0 million loss for the three months ended September 30, 2022 (“the 2022 quarter”) compared to a $9.2 million loss for the three months ended September 30, 2021 (“the 2021 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues increased $56.4 million, or 52.2%, to $164.6 million for the 2022 quarter compared to the 2021 quarter due to the following (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$12,124	$10,012	$2,112	21.1%
Other advisory revenue (2)	131	131	—	—%
Total advisory services fees revenue	12,255	10,143	2,112	20.8%

Hotel management fees:
Base management fees	9,285	6,166	3,119	50.6%
Incentive management fees	2,242	1,584	658	41.5%
Other management fees	1,349	—	1,349
Total hotel management fees revenue (3)	12,876	7,750	5,126	66.1%

Design and construction fees revenue (4)	6,276	2,202	4,074	185.0%

Audio visual revenue (5)	26,159	15,108	11,051	73.1%

Other revenue:
Watersports, ferry and excursion services (6)	6,608	6,738	(130)	(1.9)%
Debt placement and related fees (7)	125	3,224	(3,099)	(96.1)%
Claims management services (8)	—	28	(28)	(100.0)%
Other services (9)	3,658	3,114	544	17.5%
Total other revenue	10,391	13,104	(2,713)	(20.7)%

Cost reimbursement revenue (10)	96,651	59,879	36,772	61.4%

Total revenues	$164,608	$108,186	$56,422	52.2%

REVENUES BY SEGMENT (11)
REIT advisory	$20,053	$17,936	$2,117	11.8%
Remington	93,756	58,155	35,601	61.2%
Premier	9,582	3,047	6,535	214.5%
INSPIRE	26,197	15,108	11,089	73.4%
RED	6,616	6,738	(122)	(1.8)%
OpenKey	389	505	(116)	(23.0)%
Corporate and other	8,015	6,697	1,318	19.7%
Total revenues	$164,608	$108,186	$56,422	52.2%
________
(1)The increase in base advisory fee is primarily due to higher revenue of $1.6 million from Ashford Trust and higher revenue of $511,000 from Braemar. Advisory fees earned from Ashford Trust during the 2021 quarter excluded $2.2 million of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 to our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)     Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(3)     The increase in hotel management fees revenue is primarily due to higher base management fees from Ashford Trust and third-parties of $1.2 million and $1.9 million, respectively, and higher incentive management fees and other management fees primarily from third-parties of $743,000 and $1.3 million, respectively. The increase from Ashford Trust is due to increased demand compared to the 2021 quarter. The increase in third-party revenue is primarily due to Remington’s acquisition of Chesapeake in the second quarter of 2022.
(4)     The increase in design and construction fees revenue is due to higher revenue from Ashford Trust and Braemar of $2.3 million and $1.9 million, respectively, due to increased capital expenditures.
(5)     The $11.1 million increase in audio visual revenue is due to a recovery in demand for group events.
(6)    The $130,000 decrease in watersports, ferry and excursion services revenue is due to a decrease in revenue for RED’s recreational services in the U.S. Virgin Islands and Key West, Florida partially offset by an increase in revenue from RED’s Turks and Caicos Islands operations.
(7)     The decrease in debt placement and related fee revenue is due to lower revenue of $2.9 million from Ashford Trust. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in the 2022 quarter is due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)     The increase in other services revenue is primarily due to higher revenue from Marietta of $778,000 in the 2022 quarter compared to the 2021 quarter due to an increase in operations. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and other third parties and also includes Marietta.
(10)     The increase in cost reimbursement revenue is primarily due to an increase in Remington’s cost reimbursement revenue of $30.5 million in the 2022 quarter due a recovery in operations in the 2022 quarter compared to the 2021 quarter and Remington’s acquisition of Chesapeake in the second quarter of 2022. The increase is additionally due to an increase of $2.5 million in cost reimbursement revenue from Premier in the 2022 quarter due to a recovery in operations in the 2022 quarter compared to the 2021 quarter.
(11)     See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $7.5 million, or 54.6%, to $21.3 million for the 2022 quarter compared to the 2021 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change
Salaries and benefits:
Salary expense (1)	$12,031	$9,479	$2,552
Bonus expense	4,597	3,665	932
Benefits related expenses (2)	2,903	1,345	1,558
Total salary, bonus, and benefits related expenses	19,531	14,489	5,042
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants (3)	979	552	427
Employee equity grant expense (4)	896	363	533
Total equity-based compensation	1,875	915	960
Non-cash (gain) loss in deferred compensation plan (5)	(78)	(1,611)	1,533
Total salaries and benefits	$21,328	$13,793	$7,535
________
(1)The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 quarter and includes $660,000 of expense recognized in the 2022 quarter related to Mr. Welter’s termination agreement with the Company. See note 10 to our condensed consolidated financial statements.
(2)The increase in benefits related expenses is primarily due to the reinstatement of the Company’s 401(k) contribution to employees at the start of the 2022 fiscal year and due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 quarter.
(3)The 2022 quarter includes compensation expense of approximately $947,000 related to the modification of 74,000 and 150,000 fully vested stock options and Class 2 LTIP units, respectively, awarded to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options and Class 2 LTIP unit awards to December 2025. No other modifications were made to the original grant terms.
(4)The 2022 quarter includes $472,000 of expense related to restricted shares previously awarded to Mr. Welter which were accelerated upon the termination of his employment.
(5)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2022 quarter and the 2021 quarter are primarily attributable to decreases in the fair value of the DCP obligation, respectively. See note 14 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $757,000, or 73.4%, to $1.8 million during the 2022 quarter compared to $1.0 million for the 2021 quarter due to increased capital expenditures by our clients.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $8.5 million, or 75.1%, to $19.9 million during the 2022 quarter compared to $11.4 million for the 2021 quarter, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $40,000, or 0.5%, to $8.1 million for the 2022 quarter compared to the 2021 quarter. Depreciation and amortization expense for the 2022 quarter and the 2021 quarter excludes depreciation expense related to audio visual equipment of $1.3 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2022 quarter and the 2021 quarter related to marine vessels in the amount of $421,000 and $262,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $805,000, or 10.6%, to $8.4 million for the 2022 quarter compared to the 2021 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change
Professional fees	$2,410	$2,972	$(562)
Office expense	2,710	2,186	524
Public company costs	75	87	(12)
Director costs	374	337	37
Travel and other expense (1)	2,593	1,986	607
Non-capitalizable - software costs	228	17	211
Total general and administrative	$8,390	$7,585	$805
________
(1)    The increase in travel and other expense includes increases in the Company’s business travel for corporate employees and our products and services companies in the 2022 quarter as the Company’s subsidiaries’ operations accelerated compared to the 2021 quarter.
Impairment. During the 2021 quarter, we recognized impairment charges of $1.2 million related to the impairment of indefinite-lived JSAV trademarks as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE.
Other. Other operating expense increased $1.0 million, or 20.8%, to $5.8 million for the 2022 quarter compared to the 2021 quarter. The increase was primarily caused by operating expenses associated with RED and Marietta as their respective operations increased during the 2022 quarter. Other operating expense also includes $300,000 of expense related to the changes in fair value of the contingent consideration liability from the Company’s acquisition of Chesapeake and also includes cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $36.8 million to $96.6 million during the 2022 quarter compared to $59.8 million for the 2021 quarter primarily due to increased hotel management expenses incurred by Remington due to the increase in hotel room demand and Remington’s acquisition of Chesapeake during the second quarter of 2022.
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

	Three Months Ended September 30,
	2022	2021	$ Change
Cost reimbursement revenue	$96,651	$59,879	$36,772
Reimbursed expenses	96,576	59,822	36,754
Net total	$75	$57	$18
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $159,000 for the 2022 quarter. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased $1.7 million to $3.0 million during the 2022 quarter compared to $1.3 million for the 2021 quarter. The increase is primarily due to an increase in the Company’s notes payable under our Credit Facility which had an outstanding balance of $70.0 million as of September 30, 2022. Interest expense in the 2022 quarter included expense of $1.8 million related to the Company’s Credit Facility. The increase in interest expense is also due to higher average LIBOR and Prime Rates during the 2022 quarter. The average LIBOR rates in the 2022 quarter and the 2021 quarter were 2.47% and 0.09%, respectively, and the average Prime Rates in the 2022 quarter and the 2021 quarter were 5.37% and 3.25%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.

Amortization of Loan Costs. Amortization of loan costs was $219,000 and $78,000 for the 2022 quarter and the 2021 quarter, respectively. The increase is primarily due to the Company’s Credit Facility entered into in the second quarter of 2022. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $76,000 and $72,000 for the 2022 quarter and the 2021 quarter, respectively.
Realized Gain (Loss) on Investments. Realized gain (loss) on investments was a loss of $3,000 and a gain of $370,000 for the 2022 quarter and the 2021 quarter, respectively. The realized loss on investments for the 2021 quarter primarily relates to the sale of an unconsolidated equity investment previously held by Remington accounted for under the equity method.
Other Income (Expense). Other income (expense) was $22,000 of expense in the 2022 quarter and $29,000 of income in the 2021 quarter.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $519,000, from an expense of $98,000 in the 2021 quarter to an expense of $617,000 in the 2022 quarter. Current income tax expense changed by $1.3 million, from $3.1 million of expense in the 2021 quarter to $1.8 million of expense in the 2022 quarter. Deferred income tax benefit changed by $1.7 million from a $2.9 million benefit in the 2021 quarter to a $1.2 million benefit in the 2022 quarter. The difference in income tax (expense) benefit is related to an increase in operating income and changes in accrued expense liabilities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $272,000 in the 2022 quarter and a loss of $180,000 in the 2021 quarter. See notes 2, 11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $158,000 in the 2022 quarter and a loss of $13,000 in the 2021 quarter. The 2022 quarter includes $172,000 of income allocated to the Series CHP Units holders. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $267,000, or 3.0%, to $9.0 million during the 2022 quarter compared to $8.8 million for the 2021 quarter, due to the increase in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 12 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $306,000, or 100.0%, to $0 during the 2022 quarter compared to $306,000 for the 2021 quarter, due to the ending of the amortization period on the dividend rate of the Series D Convertible Preferred Stock on November 6, 2021. See note 12 to our condensed consolidated financial statements.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
REVENUE
Advisory services fees	$36,026	$30,132	$5,894	19.6%
Hotel management fees	33,474	18,737	14,737	78.7%
Design and construction fees	15,538	5,611	9,927	176.9%
Audio visual	87,101	28,170	58,931	209.2%
Other	33,902	35,899	(1,997)	(5.6)%
Cost reimbursement revenue	259,979	137,417	122,562	89.2%
Total revenues	466,020	255,966	210,054	82.1%
EXPENSES
Salaries and benefits	54,776	46,961	(7,815)	(16.6)%
Cost of revenues for design and construction	5,905	2,812	(3,093)	(110.0)%
Cost of revenues for audio visual	61,042	22,611	(38,431)	(170.0)%
Depreciation and amortization	23,740	24,454	714	2.9%
General and administrative	25,926	19,444	(6,482)	(33.3)%
Impairment	—	1,160	1,160	100.0%
Other	16,886	13,428	(3,458)	(25.8)%
Reimbursed expenses	259,665	137,154	(122,511)	(89.3)%
Total expenses	447,940	268,024	(179,916)	(67.1)%
OPERATING INCOME (LOSS)	18,080	(12,058)	30,138	249.9%
Equity in earnings (loss) of unconsolidated entities	110	(160)	270	168.8%
Interest expense	(6,781)	(3,845)	(2,936)	(76.4)%
Amortization of loan costs	(524)	(209)	(315)	(150.7)%
Interest income	195	207	(12)	(5.8)%
Realized gain (loss) on investments	(74)	(3)	(71)	(2,366.7)%
Other income (expense)	(134)	(256)	122	47.7%
INCOME (LOSS) BEFORE INCOME TAXES	10,872	(16,324)	27,196	166.6%
Income tax (expense) benefit	(5,971)	1,550	(7,521)	(485.2)%
NET INCOME (LOSS)	4,901	(14,774)	19,675	133.2%
(Income) loss from consolidated entities attributable to noncontrolling interests	830	509	321	63.1%
Net (income) loss attributable to redeemable noncontrolling interests	(290)	208	(498)	(239.4)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	5,441	(14,057)	19,498	138.7%
Preferred dividends, declared and undeclared	(27,422)	(26,001)	(1,421)	(5.5)%
Amortization of preferred stock discount	—	(933)	933	100.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,981)	$(40,991)	$19,010	46.4%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $19.0 million to a $22.0 million loss for the nine months ended September 30, 2022 (“the 2022 period”) compared to a $41.0 million loss for the nine months ended September 30, 2021 (“the 2021 period”) as a result of the factors discussed below.

Total Revenues. Total revenues increased by $210.1 million, or 82.1%, to $466.0 million for the 2022 period compared to the 2021 period due to the following (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$35,637	$29,743	$5,894	19.8%
Other advisory revenue (2)	389	389	—	—%
Total advisory services fees revenue	36,026	30,132	5,894	19.6%

Hotel management fees:
Base management fees	24,943	15,331	9,612	62.7%
Incentive management fees	6,113	3,406	2,707	79.5%
Other management fees	2,418	—	2,418
Total hotel management fees revenue (3)	33,474	18,737	14,737	78.7%

Design and construction fees revenue (4)	15,538	5,611	9,927	176.9%

Audio visual revenue (5)	87,101	28,170	58,931	209.2%

Other revenue:
Watersports, ferry and excursion services (6)	20,337	18,159	2,178	12.0%
Debt placement and related fees (7)	3,298	9,802	(6,504)	(66.4)%
Claims management services (8)	16	61	(45)	(73.8)%
Other services (9)	10,251	7,877	2,374	30.1%
Total other revenue	33,902	35,899	(1,997)	(5.6)%

Cost reimbursement revenue (10)	259,979	137,417	122,562	89.2%

Total revenues	$466,020	$255,966	$210,054	82.1%

REVENUES BY SEGMENT (11)
REIT advisory	$58,668	$49,749	$8,919	17.9%
Remington	255,062	133,047	122,015	91.7%
Premier	22,893	7,421	15,472	208.5%
INSPIRE	87,235	28,170	59,065	209.7%
RED	20,354	18,159	2,195	12.1%
OpenKey	1,184	1,436	(252)	(17.5)%
Corporate and other	20,624	17,984	2,640	14.7%
Total revenues	$466,020	$255,966	$210,054	82.1%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $4.4 million from Ashford Trust and higher revenue of $1.5 million from Braemar. Advisory fees earned from Ashford Trust during the 2021 period excluded $5.5 million of advisory fees that were deferred as a result of the $29.0 million annual Advisory Fee Cap. See note 3 to our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.

(3)    The increase in hotel management fees revenue is due to higher base management fees from Ashford Trust, Braemar and third-parties of $4.9 million, $620,000 and $4.1 million, respectively, incentive management fees of $1.1 million, $198,000 and $1.4 million from Ashford Trust, Braemar and third-parties, respectively and other management fees of $2.4 million from third-parties. The increase from Ashford Trust and Braemar are due to increased demand compared to the 2021 period. The increase in third-party revenue is primarily due to Remington’s acquisition of Chesapeake in the 2022 period.
(4)    The increase in design and construction fees revenue is due to higher revenue from Ashford Trust and Braemar of $6.0 million and $4.2 million, respectively, due to increased capital expenditures.
(5)    The $58.9 million increase in audio visual revenue is due to a recovery in demand for group events.
(6)    The $2.2 million increase in watersports, ferry and excursion services revenue is due primarily to an increase of $2.3 million in revenue from RED’s Turks and Caicos Islands, partially offset by a decrease of $152,000 in revenue in the U.S. Virgin Islands and Key West, Florida.
(7)    The decrease in debt placement and related fee revenue is due to lower revenue of $5.7 million from Ashford Trust and lower revenue of $813,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in the 2022 period is primarily due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022. The decrease in revenue from Braemar in the 2022 period is primarily due to the expiration of the Braemar Agreement with Lismore in March 2021.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(9)    The increase in other services revenue is primarily due to higher revenue of $2.9 million in the 2022 period from Marietta due to a recovery in the 2022 period compared to the 2021 period. Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and other third parties and also includes Marietta.
(10)    The increase in cost reimbursement revenue is primarily due to an increase in Remington’s cost reimbursement revenue of $107.1 million in the 2022 period due a recovery in operations in the 2022 period compared to the 2021 period and Remington’s acquisition of Chesapeake in the 2022 period. The increase is additionally due to an increase of $5.5 million in cost reimbursement revenue from Premier in the 2022 period due to a recovery in operations in the 2022 period compared to the 2021 period and an increase of $3.1 million in cost reimbursement revenue in the 2022 period related to reimbursable advisory expenses for Ashford Trust and Braemar.
(11)    See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $7.8 million, or 16.6%, to $54.8 million for the 2022 period compared to the 2021 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Salaries and benefits:
Salary expense (1)	$32,221	$27,302	$4,919
Bonus expense	12,343	11,496	847
Benefits related expenses (2)	7,689	3,968	3,721
Total salary, bonus, and benefits related expenses	52,253	42,766	9,487
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants (3)	1,365	2,101	(736)
Employee equity grant expense (4)	1,725	904	821
Total equity-based compensation	3,090	3,005	85
Non-cash (gain) loss in deferred compensation plan (5)	(567)	1,190	(1,757)
Total salaries and benefits	$54,776	$46,961	$7,815
________
(1)    The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 period and includes $660,000 of expense recognized in the 2022 period related to Mr. Welter’s termination agreement with the Company. See note 10 to our condensed consolidated financial statements.
(2) The increase in benefits related expenses is primarily due to the reinstatement of the Company’s 401(k) contribution to employees at the start of the 2022 period and due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2021 period.
(3) The 2022 period includes compensation expense of approximately $947,000 related to the modification of 74,000 and 150,000 fully vested stock options and Class 2 LTIP units, respectively, awarded to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options and Class 2 LTIP unit awards to December 2025. No other modifications were made to the original grant terms.
(4) The 2022 period includes $472,000 of expense related to restricted shares previously awarded to Mr. Welter which were accelerated upon the termination of his employment.
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
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $3.1 million, or 110.0% to $5.9 million during the 2022 period compared to $2.8 million for the 2021 period due to increased capital expenditures by our clients.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $38.4 million, or 170.0%, to $61.0 million during the 2022 period compared to $22.6 million for the 2021 period, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $714,000, or 2.9%, to $23.7 million for the 2022 period compared to the 2021 period, primarily due to a decrease in FF&E related to the respective ERFP agreements with Ashford Trust and Braemar compared to the 2021 period. Depreciation and amortization expense for the 2022 period and the 2021 period excludes depreciation expense related to audio visual equipment of $3.7 million and $3.7 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2022 period and the 2021 period related to marine vessels in the amount of $987,000 and $728,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $6.5 million, or 33.3%, to $25.9 million for the 2022 period compared to the 2021 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Professional fees (1)	$8,468	$6,984	$1,484
Office expense (2)	7,756	6,048	1,708
Public company costs	433	503	(70)
Director costs	1,522	1,611	(89)
Travel and other expense (3)	7,085	4,158	2,927
Non-capitalizable - software costs	662	140	522
Total general and administrative	$25,926	$19,444	$6,482
________
(1)    The increase includes increased corporate legal and accounting fees associated with Remington’s acquisition of Chesapeake in the 2022 period.
(2)    The increase in office expenses in the 2022 period is primarily due to increases in demand for group events within INSPIRE compared to the 2021 period.
(3) The increase in travel and other expense is primarily due to increases in the Company’s business travel for corporate employees and our products and services companies in the 2022 period as the Company’s subsidiaries’ operations accelerated compared to the 2021 period. The increase is also due to an increase in advertising expense at INSPIRE associated with their strategic rebranding from JSAV to INSPIRE.
Impairment. During the 2021 period, we recognized impairment charges of $1.2 million related to the impairment of indefinite-lived JSAV trademarks as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE.
Other. Other operating expense increased $3.5 million, or 25.8%, to $16.9 million for the 2022 period compared to the 2021 period. The increase was primarily caused by operating expenses associated with RED and Marietta as their respective operations increased during the 2022 period. Other operating expenses for the 2022 period also includes a loss on sale of FF&E previously leased to Ashford Trust of $706,000. Other operating expense also includes cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $122.5 million to $259.7 million during the 2022 period compared to $137.2 million for the 2021 period primarily due to an increase in hotel management reimbursed expenses incurred by Remington due to a recovery in hotel operations in the 2022 period compared to the 2021 period and Remington’s acquisition of Chesapeake in the 2022 period.
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

	Nine Months Ended September 30,
	2022	2021	$ Change
Cost reimbursement revenue	$259,979	$137,417	$122,562
Reimbursed expenses	259,665	137,154	122,511
Net total	$314	$263	$51
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $110,000 and a loss of $160,000 for the 2022 period and the 2021 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.

Interest Expense. Interest expense increased $2.9 million to $6.8 million during the 2022 period compared to $3.8 million for the 2021 period. The increase is primarily due to an increase in the Company’s notes payable under our Credit Facility which had an outstanding balance of $70.0 million as of September 30, 2022. Interest expense in the 2022 period included expense of $3.2 million related to the Company’s Credit Facility. The increase in interest expense is also due to higher average LIBOR and Prime Rates during the 2022 period. The average LIBOR rates in the 2022 period and the 2021 period were 1.24% and 0.10%, respectively, and the average Prime Rates in the 2022 period and the 2021 period were 4.22% and 3.25%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $524,000 and $209,000 for the 2022 period and the 2021 period, respectively. The increase is primarily due to the Company’s Credit Facility entered into in the 2022 period. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.
Interest Income. Interest income was $195,000 and $207,000 for the 2022 period and the 2021 period, respectively. See note 2 to our condensed consolidated financial statements.
Realized Gain (Loss) on Investments. Realized loss on investments was $74,000 and $3,000 for the 2022 period and the 2021 period, respectively. The realized loss on investments for the 2022 period and the 2021 period primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 8 to our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was expense of $134,000 and expense of $256,000 in the 2022 period and the 2021 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $7.5 million from a $1.6 million benefit in the 2021 period to $6.0 million of expense in the 2022 period due to an increase in operating income. Current income tax expense changed by $6.0 million from $3.6 million of expense in the 2021 period to $9.6 million in expense in the 2022 period. Deferred income tax benefit changed by $1.6 million from a $5.2 million benefit in the 2021 period to a $3.6 million benefit in the 2022 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $830,000 in the 2022 period and a loss of $509,000 in the 2021 period. See notes 2 and 11 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated income of $290,000 in the 2022 period and loss of $208,000 in the 2021 period. The 2022 period includes $317,000 of income allocated to the Series CHP Units holders. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. The change in the 2022 period compared to the 2021 period is also due to the Company’s acquisition of all of the redeemable noncontrolling interests in OpenKey in the 2021 period. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings and, in the 2021 period, OpenKey. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $1.4 million to $27.4 million during the 2022 period compared to $26.0 million for the 2021 period due to the increase in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 12 to our condensed consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $933,000 to $0 during the 2022 period compared to $933,000 from the 2021 period due to the ending of the amortization period on the dividend rate of the Series D Convertible Preferred Stock on November 6, 2021. See note 12 to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements consist primarily of funds necessary to pay for operating expenses primarily attributable to paying our employees, investments and other capital expenditures to grow our businesses, interest and principal payments on our Credit Facility and our subsidiaries’ borrowings and dividends on the Series D Convertible Preferred Stock. We expect to meet our liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, borrowings under our Credit Facility or other loans, which we believe will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses.
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
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. During any extension period, the Company is also required to apply 100% of the excess cash flow generated during such period to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of September 30, 2022, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect our Credit Agreement and debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $26.9 million and $30.6 million as of September 30, 2022 and December 31, 2021, respectively. For further discussion see note 6 to our condensed consolidated financial statements.
Preferred stock dividends—As of November 7, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.1 million, which remain in arrears for the second and fourth quarters of 2021. On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022. On October 3, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 14, 2022.
The Company currently intends to declare and pay the accrued and unpaid dividends on the Series D Convertible Preferred Stock for the quarters ended June 30, 2021 and December 31, 2021 during calendar year 2023 and to keep current on future preferred dividend payments. However, the independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis and will make decisions on such preferred dividend payments based on the ongoing liquidity and capital needs of the Company.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
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
On March 13, 2020, the Company entered into an Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. As of September 30, 2022, the Company has no remaining ERFP commitment to Braemar under the Braemar ERFP Agreement. See note 10 to our condensed consolidated financial statements.
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

Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the nine months ended September 30, 2022.
Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2024. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. As of September 30, 2022, the fair value of the DCP liability was $2.6 million.
The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of September 30, 2022, the Company’s remaining commitment to Mr. Welter totaled approximately $5.9 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of September 30, 2022 and December 31, 2021, we had $44.1 million and $37.6 million of cash and cash equivalents, respectively, and $37.1 million and $34.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $24.1 million for the nine months ended September 30, 2022 compared to net cash flows provided by operating activities of $12.4 million for the nine months ended September 30, 2021. The increase in cash flows from operating activities was primarily due to an increase in earnings from growth in our subsidiaries’ operations in the nine months ended September 30, 2022, $5.5 million of advisory fees that were deferred in the nine months ended September 30, 2021 as a result of the $29.0 million annual Advisory Fee Cap and the timing of payments of accounts payable and accrued expenses to third-parties. These increases in cash flows were offset by decreases in operating cash flows due to the timing of receipt of our receivables from Ashford Trust, Braemar and third-parties.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2022, net cash flows used in investing activities were $13.0 million. These cash flows consisted of net cash paid to acquire Chesapeake of $6.4 million, capital expenditures primarily of FF&E and audio visual equipment totaling $5.1 million, capital expenditures of $2.9 million for RED’s marine vessels and an investment in an unconsolidated entity of $400,000. These were offset by cash inflows of $418,000 in proceeds primarily received from the sale of FF&E to Ashford Trust and proceeds from a note receivable of $1.4 million.
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

Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2022, net cash flows used in financing activities were $2.4 million. These cash flows consisted of $35.2 million of dividend payments on the Series D Convertible Preferred Stock and $30.1 million of payments on notes payable which were primarily related to paying off the remaining balance of the Company’s Term Loan Agreement with Bank of America, N.A. These were offset by $68.7 million of proceeds from borrowings on notes payable primary related to the Company’s Credit Agreement entered into in the 2022 period. Other cash flows used in financing activities consist of $2.7 million of loan cost payments, $1.8 million of net payments on our revolving credit facilities, $918,000 of payments on finance leases, $327,000 of contributions from Braemar’s investment in OpenKey in the 2022 period, net repayments in advances to employees of $251,000 associated with tax withholdings for restricted stock vestings, purchases of $241,000 of treasury stock and $177,000 of distributions to consolidating noncontrolling interests.
For the nine months ended September 30, 2021, net cash flows used in financing activities were $13.3 million. These cash flows consisted of $8.4 million of dividend payments on the Series D Convertible Preferred Stock, $7.8 million of payments on notes payable, $255,000 of payments on finance leases, $151,000 of net payments on our revolving credit facilities, purchases of $121,000 of treasury stock and $116,000 of loan cost payments. These were offset by $2.9 million of proceeds from borrowings on notes payable, $367,000 of contributions from noncontrolling interests in a consolidated entity and net repayments in advance to employees of $190,000 associated with tax withholdings for restricted stock vestings.
Seasonality
Quarterly revenues may be adversely affected by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel and products and services. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in revenues, we expect to utilize cash on hand or borrowings to fund operations.
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
Interest Rate Risk—At September 30, 2022, our total indebtedness of $98.4 million included $94.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rates on the outstanding balance of variable-rate debt at September 30, 2022 would be approximately $942,000 annually. Interest rate changes have no impact on the remaining $4.2 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2022, no amounts have been accrued.
On June 23, 2021, a lawsuit was filed in the United States District Court of the Virgin Islands, Division of St. Thomas and St. John (the “Federal Court”) against one of the Company’s subsidiaries. In the lawsuit, the plaintiff alleges negligence and gross negligence against both our subsidiary and a purported agent of our subsidiary and negligent entrustment against our subsidiary in connection with personal injuries allegedly suffered by the plaintiff. The claims were tendered to our insurance company who denied coverage as to the purported agent and issued a reservation of rights letter during the third quarter of 2022 with respect to our subsidiary’s coverage. We have asserted a number of defenses including a statutory defense that would limit our subsidiary’s liability regardless of whether coverage is afforded or not. The parties participated in a mediation conference on June 29, 2022 but were unable to resolve any of the disputes at issue. During the third quarter of 2022, the purported agent entered into a stipulated judgment for his liability and assigned to the plaintiff any and all claims he may have, including those he may have against our insurers. Subsequently, on July 28, 2022, the plaintiff, individually and as assignee of the purported agent’s claims, filed a separate lawsuit in the Superior Court of the Virgin Islands, Division of St. Thomas and St. John (the “Superior Court”) against our insurers and our subsidiary (the “Superior Court Case”). On August 26, 2022, our insurer filed a Notice of Removal to remove the Superior Court Case to the Federal Court and is in the process of defending against the plaintiff’s Motion to Remand this second lawsuit back to the Superior Court. In this second lawsuit, the plaintiff seeks certain declaratory relief as to our insurance policies and asserts allegations of fraud and bad faith denial of coverage of our subsidiary’s purported agent by our insurers and a breach of contract claim against our subsidiary under a theory of insufficient insurance coverage. Specifically, the purported agent has alleged a breach of contract claim against our subsidiary based on being an alleged third-party beneficiary of a contract between our subsidiary and another entity that required our subsidiary to hold specific insurance coverages. We believe the claims asserted against our subsidiary in this second lawsuit are frivolous. We intend to vigorously defend these lawsuits and believe that the amount of any potential loss to the Company is immaterial.
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
We have in effect a shareholder rights plan that was adopted in response to recent volatility of the stock market and trading of our common stock and is intended to protect the Company and its stockholders from the efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. The Rights will be exercisable ten days following the earlier of the public announcement that a stockholder (other than us, one of our subsidiaries or employee benefit plans or Mr. Monty J. Bennett and certain of his affiliates and associates) has acquired beneficial ownership of 10% or more of our common stock without the approval of the Board or the announcement of a tender offer or exchange offer that would result in the ownership of 10% or more of our common stock by a person or group of persons (other than one or more of the excluded persons described above). The Rights also become exercisable if a person or group that already beneficially owns 10% or more of our common stock (other than one or more of the excluded persons described above) acquires any additional shares of our common stock without the approval of the Board. If the Rights become exercisable, all Rights holders (other than the person/entity triggering the Rights) will be entitled to acquire certain of our securities at a substantial discount. The Rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of the Board, and the rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock, without first negotiating with the Board.
Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.
The economic outlook in the United States is uncertain and facing recessionary concerns resulting from slowing gross domestic product growth, continuing effects of the COVID-19 pandemic, rising inflation, increasing interest rates, supply chain disruptions and the conflict between Russia and Ukraine. Because economic conditions in the United States may affect demand within the hospitality industry and our subsidiaries’ businesses, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates.

Inflation and price volatility could negatively impact our businesses and results of operations.
General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility, causing interest rates and borrowing costs to rise. These increases and any fiscal, monetary or other policy interventions by the U.S. government or Federal Reserve in reaction to such events could negatively impact our businesses by increasing our operating costs and our borrowing costs and may negatively impact our ability to access the debt markets on favorable terms.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	85	$—	(3)	—	$20,000,000
August 1 to August 31	654	$—	(3)	—	$20,000,000
September 1 to September 30	16	$16.95	(2)	—	$20,000,000
Total	755	$16.95		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended September 30, 2022.
(2) Includes 16 shares that were withheld to cover tax-withholding requirements in September, related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 85 and 654 restricted shares of our common stock in July and August, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of November 7, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.1 million, which remain in arrears for the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $26.8 million and $34.6 million at September 30, 2022 and December 31, 2021, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock (i) accrues cumulative preferred dividends at the rate of (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from the November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter and (ii) will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. On each of April 15, 2022 and July 15, 2022, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2022. On October 3, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 14, 2022.
See note 12 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
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

3.5	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.6	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.7	Certificate of Designation of the Series D Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.8	Certificate of Designation of Series E Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on March 16, 2020) (File No. 001-36400)
3.9	Certificate of Designation of Series F Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)
3.10
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

4.1
Rights Agreement, dated August 30, 2022, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, (incorporated by reference to Exhibit 4.1 of Form 8-K, filed on August 31, 2022) (File No. 001-36400).

10.1†
Release and Waiver, dated as of April 15, 2022, by and between Jeremy Welter and Ashford Hospitality Services, LLC (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on April 19, 2022) (File No. 001-36400)

10.2†
First Amendment to Amended and Restated Employment Agreement, dated as of May 12, 2022, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on May 17, 2022) (File No. 001-36400)

10.3
Fifth Amendment to Loan Documents, dated as of June 27, 2022, by and among Inspire Event Technologies Holdings, LLC, Inspire Event Technologies, LLC, Inspire Event Technologies Dominican Republic, LP, Inspire Event Technologies DR, GP, LLC, PT DR Holdings, LLC, PT Holdco, LLC and Comerica Bank (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on August 12, 2022) (File No. 001-36400)

10.4
Credit Agreement, dated as of April 1, 2022, by and among Ashford Inc., Ashford Hospitality Holdings LLC, Ashford Hospitality Advisors LLC, Ashford Hospitality Services LLC, and Mustang Lodging Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 4, 2022) (File No. 001-36400)

10.4.1
First Amendment to Credit Agreement, dated as of July 11, 2022, by and among Ashford Inc., Ashford Hospitality Holdings LLC, Ashford Hospitality Advisors LLC, Ashford Hospitality Services LLC, and Mustang Lodging Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.4.1 of Form 10-Q, filed August 12, 2022) (File No. 001-36400)

10.5
Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of April 15, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 18, 2022) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 9, 2022	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 9, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer