Form 10-K
period 2022-12-31
Ashford Inc.
filed 2023-03-17
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2022, the aggregate market value of 1,933,690 shares of the registrant’s common stock held by non-affiliates was approximately $27,013,649.
As of March 14, 2023, the registrant had 3,215,434 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2022

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings” or “AHH”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management” or “Premier”; and Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington.”“Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.”
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
•the future demand for our services;
•projected capital expenditures; and
•the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the factors referenced, including those set forth under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
•changes in interest rates;
•macroeconomic conditions, such as a prolonged period of weak economic growth, inflation and volatility in capital markets;
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
•legislative and regulatory changes;
•the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses;
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
•disruptions relating to the acquisition or integration of Chesapeake Hospitality (“Chesapeake”) or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of Remington, Chesapeake or any other business we invest in or acquire.
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

PART I
Item 1. Business
Our Company and Our Business Strategy
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of December 31, 2022, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,246 shares of our common stock, which represented an approximately 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,145,385 shares of Ashford Inc. common stock, which if converted as of December 31, 2022 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 65.5%.
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of Ashford Trust or Braemar’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar and third-parties. As of December 31, 2022, Remington provided hotel management services to 118 properties, 45 of which were owned by third-parties.
In our advisory services business, we earn advisory fees from each company that we advise. The fees earned from each company that we advise include a base fee, payable in cash, on a monthly basis, for managing the respective day-to-day operations of the companies that we advise and the day-to-day operations of their respective hotels from an ownership perspective, in each case in conformity with the respective investment guidelines of such client. The base fee is determined as a percentage of each client’s total market capitalization, subject to a minimum fee. We may also be entitled to receive an incentive fee, payable in cash or a combination of cash and stock, from each of Ashford Trust and Braemar based on their respective out-performance of their peers, as measured by the annual total stockholder return of such company compared to its peers. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), and is defined in the respective advisory agreements. Incentive advisory fees, measured with respect to a particular year, are paid over a three-year period, beginning on January 15 immediately following the year of measurement, and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. For the year ended December 31, 2022, we earned advisory services fees of $34.8 million and $13.1 million from Ashford Trust and Braemar, respectively, of which $0 and $268,000 were incentive fees. For the year ended December 31, 2021, we earned advisory services fees of $36.2 million and $10.8 million from Ashford Trust and Braemar, respectively, of which $0 were incentive fees.

Asset Management Services. We provide asset management services to Ashford Trust and Braemar. Our strategic approach of designating at least one asset manager to each property allows us to leverage our extensive portfolio of subject matter experts, including asset management, revenue optimization, capital management, legal and risk management, data analysis and property tax. Our fees for asset management services are included in advisory services fees as noted above.
Hotel Management Services. As of December 31, 2022, we provide hotel management services to 69 properties for Ashford Trust, four properties for Braemar and 45 properties for third-parties through our subsidiary, Remington. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services.
In our hotel management business, Remington receives a base management fee based on gross revenues for each hotel, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index) and an incentive fee if a hotel meets and exceeds various thresholds based on hotel revenues and certain profitability targets. Additionally, Remington receives from certain third-party owned properties fixed monthly accounting fees and fees for revenue management services. For the year ended December 31, 2022, we earned hotel management fees of $29.9 million, $3.7 million and $12.9 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2021, we earned hotel management fees of $22.0 million, $2.9 million and $1.3 million from Ashford Trust, Braemar and third-party clients, respectively.
Design and Construction Services. We provide comprehensive solutions for renovations and construction to substantially all of the hotels owned by Ashford Trust and Braemar and also to third-party clients through our subsidiary, Premier. Services provided by Premier consist of construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services.
For these services, Premier receives fees based upon the applicable rate stated in the respective project management agreement with Ashford Trust and Braemar or the applicable agreement with third-party clients. For the year ended December 31, 2022, we earned design and construction fees of $11.6 million, $7.4 million and $3.2 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2021, we earned design and construction fees of $4.0 million, $2.2 million and $3.3 million from Ashford Trust, Braemar and third-party clients, respectively.
Event Technology and Creative Communications Solutions. We provide an integrated suite of audio-visual services, including event, hospitality, and creative services to third-party clients and, as of December 31, 2022, have contracts in place as the exclusive in-house provider of event technology and audio visual services at 27 hotels owned by Ashford Trust and eight hotels owned by Braemar. We provide these services through Inspire Event Technologies Holdings, LLC, our subsidiary doing business as INSPIRE (“INSPIRE”).
INSPIRE generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2022 and 2021, INSPIRE earned audio visual revenues of $121.3 million and $49.9 million, respectively. INSPIRE primarily contracts directly with customers to whom it provides audio visual services. INSPIRE recognizes the gross revenue collected from their customers by the hosting hotel or venue.
Watersports Activities, Travel, Concierge and Transportation Services. We provide watersports, travel, concierge and transportation services to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, RED Hospitality & Leisure LLC (“RED”).
RED generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2022, we earned revenue of $217,000, $2.3 million and $23.8 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2021, we earned revenue of $0, $2.6 million and $21.3 million from Ashford Trust, Braemar and third-party clients, respectively.
Mobile Room Keys and Keyless Entry Solutions. We provide mobile room keys and keyless entry solutions to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, OpenKey, Inc. (“OpenKey”).
OpenKey generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2022, we earned revenue of $119,000, $38,000 and $1.3 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2021, we earned revenue of $119,000, $38,000 and $1.8 million from Ashford Trust, Braemar and third-party clients, respectively.

Hypoallergenic Premium Room Products and Services. We provide hypoallergenic premium room products and services to Ashford Trust, Braemar and third-party clients through our subsidiary, PRE Opco LLC (“Pure Wellness”).
Pure Wellness generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2022, we earned revenue of $1.3 million, $128,000 and $754,000 from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2021, we earned revenue of $1.5 million, $154,000 and $1.0 million from Ashford Trust, Braemar and third-party clients, respectively.
Debt Placement and Related Services. We provide debt placement and related services to Ashford Trust and Braemar through our subsidiary, Lismore Capital II LLC (“Lismore”).
In our debt placement and related services business, Lismore typically earns a fee equal to a percentage of the amount of debt sourced by Lismore. For the year ended December 31, 2022, we earned revenue of $3.3 million and $940,000 from Ashford Trust and Braemar, respectively. For the year ended December 31, 2021, we earned revenue of $11.4 million and $1.0 million from Ashford Trust and Braemar, respectively.
Real Estate Advisory and Brokerage Services. We provide real estate advisory and brokerage services to Ashford Trust, Braemar and third-party clients through our subsidiary, in which we hold a noncontrolling interest, Real Estate Advisory Holdings LLC (“REA Holdings”). For the years ended December 31, 2022 and 2021, we recognized equity in earnings of $385,000 and $13,000, respectively, through REA Holdings.
REA Holdings, through its operating subsidiary, generates earnings from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services.
Broker-Dealer Services. We provide wholesaler, dealer manager and other broker-dealer services to Braemar, Ashford Trust and one or more subsidiaries of the Company through our subsidiary, Ashford Securities LLC (“Ashford Securities”). Ashford Securities generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. The Company, Ashford Trust and Braemar fund certain Ashford Securities’ expenses pursuant to the terms of the Contribution Agreement (defined below), as amended, among the Company, Ashford Trust and Braemar.
For the year ended December 31, 2022, Ashford Securities earned cost reimbursement revenue of $15.5 million from Braemar including $5.8 million of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings. For the year ended December 31, 2021, we earned cost reimbursement revenue of $2.6 million from Braemar.
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
General. Pursuant to our advisory agreements with Ashford Trust and Braemar, we provide, or obtain on their behalf, the personnel and services necessary for each of these entities to conduct its respective business, as they have no employees of their own. All of the officers of each of Ashford Trust and Braemar are our employees. We are not obligated to dedicate any of our employees exclusively to either Ashford Trust or Braemar, nor are we or our employees obligated to dedicate any specific portion of time to the business of either Ashford Trust or Braemar, except as necessary to perform the service required of us in our capacity as the advisor to such entities. The advisory agreements require us to manage the business affairs of each of Ashford Trust and Braemar in conformity with the policies and the guidelines that are approved and monitored by the boards of such entities. Additionally, we must refrain from taking any action that would (a) adversely affect the status of Ashford Trust or Braemar as a REIT, (b) subject us to regulation under the Investment Company Act of 1940 (the “Investment Company Act”), (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed, or (e) violate the charter, bylaws or resolutions of the board of directors of each of Ashford Trust and Braemar, all as in effect from time to time. So long as we are the advisor to Braemar, Braemar’s governing documents permit us to designate two persons as candidates for election as director at any stockholder meeting of Braemar at which directors are to be elected. Such nominees may be our executive officers. If the size of Braemar’s board of directors is increased at any time to more than seven directors, our right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by us to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if Braemar’s board of directors consisted of seven members.
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
Under our advisory agreements with Ashford Trust and Braemar, we have the right to provide all services offered by us. At any time that Ashford Trust or Braemar desires to engage a third-party for the performance of services or delivery of products, we have the exclusive right to provide such service or product at market rates.
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
On January 14, 2021, the Company entered into the Second Amended and Restated Advisory Agreement, by and among Ashford Trust, Ashford Trust OP, Ashford TRS Corporation, the Company and Ashford LLC. The Second Amended and Restated Advisory Agreement amended and restated the terms of the Amended and Restated Advisory Agreement, dated as of June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 (the “Ashford Trust ERFP Agreement”). The terms of the Amended and Restated Advisory Agreement were set forth under the heading “Our Advisory Agreements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are incorporated by reference herein. The Second Amended and Restated Advisory Agreement, among other things, provides for the following revised terms:
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
Subordination and Deferral of Fees. The Company agreed to subordinate its interest in the termination fee to Ashford Trust’s lenders to the extent, on or before the first anniversary of the Second Amended and Restated Advisory Agreement, Ashford Trust enters into a loan agreement pursuant to which Ashford Trust agrees to pledge all or substantially all of its assets to the lenders thereunder. Additionally, the Company agreed to defer the portion of base fees and incentive fees pursuant to the Second Amended and Restated Advisory Agreement that exceed 80% of the amount of such fees paid by Ashford Trust to the Company for advisory services rendered during 2019 until the later of (i) two years after the date of an applicable loan entered into by Ashford Trust and (ii) such time as all capitalized interest under the applicable loan has been paid in full (the “Advisory Fee Cap”). On October 12, 2021, Ashford Trust entered into an amendment to the senior secured credit facility with Oaktree which, among other items, suspended Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford

Trust has sufficient unrestricted cash to repay in full all outstanding loans due under Ashford Trust’s senior secured credit facility. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap. No deferral of base fees or incentive fees occurred in the year ended December 31, 2022.
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
Company Change of Control. The sale or disposition by Ashford Trust of assets which would constitute a Company Change of Control was revised in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by the COVID-19 pandemic. A Company Change of Control will include, from the date of the Second Amended and Restated Advisory Agreement (the “Effective Date”) until the first anniversary thereof (which occurred on January 14, 2022), the consummation of a sale of disposition by Ashford Trust of assets constituting 40% of the gross book value of Ashford Trust’s assets, exclusive of assets sold or contributed to a platform also advised by the Company (but including certain assets which were foreclosed upon or otherwise returned to Ashford Trust’s lenders during 2020). In addition, Ashford Trust clarified its existing language such that, commencing after the first anniversary of the Effective Date, the consummation of a sale or disposition by Ashford Trust of assets constituting 20% of the gross book value of Ashford Trust’s assets over any one-year period, or the consummation of a sale or disposition by Ashford Trust of assets constituting 30% of the gross book value of Ashford Trust’s assets over any three-year period, exclusive in each case of assets sold or contributed to a platform also advised by the Company, would constitute a change of control. Additionally, a change in the majority composition of the board of directors of Ashford Trust shall no longer be considered a Company Change of Control.
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
Certain additional revisions were made in line with market practice and to more closely reflect the advisory terms between the Company and Ashford Trust.

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
Ashford Trust’s ERFP Acquisitions. On March 13, 2020, the Company entered into the Extension Agreement (the “Extension Agreement”), related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the remaining ERFP commitment funding deadline under the Ashford Trust ERFP Agreement of $11.4 million in connection with Ashford Trust’s acquisition of The Embassy Suites New York Manhattan Times Square on January 23, 2019, was extended from January 22, 2021 to December 31, 2022.
On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement had no impact on the Extension Agreement which continued in full force. The Company remained obligated to provide Ashford TRS with approximately $11.4 million related to Ashford Trust’s acquisition of the Embassy Suites Manhattan hotel (the “ES Manhattan ERFP Balance”), which such hotel constituted an Enhanced Return Hotel Asset (as defined in the Ashford Trust ERFP Agreement). On December 16, 2022, the Company entered into a Side Letter with Ashford TRS and Ashford Trust, pursuant to which the parties agreed that on or before December 16, 2022, the Company will transfer to Ashford Trust all right, title and interest held by the Company and its subsidiaries in the Hilton Atlanta/Marietta Hotel and Conference Center (the “Marietta Hotel”) and, in exchange therefor, Ashford Trust will forgive, cancel and discharge in full the outstanding ES Manhattan ERFP Balance. On December 16, 2022, Ashford TRS entered into an Agreement of Purchase and Sale with Ashford LLC, pursuant to which, effective as of December 16, 2022, Ashford TRS acquired one hundred percent (100%) of the equity interests in (i) Marietta Leasehold LP (the “Lessee”), the lessee of the Marietta Hotel, and (ii) Marietta Leasehold GP LLC, the sole general partner of the Lessee and, in exchange therefor, Ashford Trust forgave, cancelled and discharged in full the outstanding ES Manhattan ERFP Balance.
Braemar’s ERFP Acquisitions. As of December 31, 2019, the Company had no remaining ERFP commitment to Braemar. On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022.
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
The Company has agreed that its right to receive fees payable under the advisory agreement, including the termination fee and liquidated damages, shall be subordinate under certain circumstances to the payment in full of obligations under Ashford Trust’s senior secured credit facility with Oaktree Capital Management, L.P. (“Oaktree”) and has agreed to enter into documents necessary to subordinate the Company’s interest in such fees. On January 15, 2021, the Company, together with certain affiliated entities, entered into a Subordination and Non-Disturbance Agreement (“SNDA”) pursuant to which the Company agreed to subordinate to the prior repayment in full of all obligations under Ashford Trust’s senior secured credit facility with Oaktree, among other things, (1) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder. On October 12, 2021, Ashford Trust entered into an amendment to the senior secured credit facility with Oaktree which, among other items, suspended Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans due under Ashford Trust’s senior secured credit facility.
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
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Trust and Braemar, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Trust and Braemar have the authority to make annual equity awards and, during the first and second fiscal quarters of calendar years 2022 and 2023, cash incentive compensation directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other objectives established by such board of directors.
Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Trust or Braemar (including any of the officers of Ashford Trust or Braemar who are also officers or employees of our company), with the exception of any equity compensation and, during the first and second fiscal quarters of calendar years 2022 and 2023, cash incentive compensation that may be awarded by Ashford Trust or Braemar to our employees. We are also responsible for the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Trust and Braemar are each responsible to pay or reimburse us monthly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Trust or Braemar or us in our capacity as advisor to such entities. In addition, each of Ashford Trust and Braemar pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.
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
General. Remington has a master hotel management agreement with Ashford Trust (the “Ashford Trust Master Hotel Management Agreement.”) Pursuant to the Ashford Trust Master Hotel Management Agreement, Remington manages 68 of Ashford Trust’s 100 hotel properties and WorldQuest as of December 31, 2022. The Ashford Trust Master Hotel Management Agreement will also govern the management of hotels Ashford Trust acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Ashford Trust acquires in the future unless Ashford Trust’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement-—Exclusivity Rights of Remington.”
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
Amounts Payable under the Ashford Trust Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$16,294 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
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
Assignment and Subleasing. Neither Remington nor the TRS lessee may assign or transfer the Ashford Trust Master Hotel Management Agreement without the other party’s prior written consent. However, Remington may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty J. Bennett or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington from any of its obligations under the Ashford Trust Master Hotel Management Agreement.
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
Ashford Trust Hotel Management Mutual Exclusivity Agreement
General. Remington has a mutual exclusivity agreement with Ashford Trust (the “Ashford Trust hotel management MEA”) which gives Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Remington and any of its affiliates that meet Ashford Trust’s initial investment criteria, and Ashford Trust agrees to engage Remington to provide hotel management for hotels Ashford Trust acquired or invested in, to the extent that Ashford Trust has the right or control the right to direct such matters.
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

Ashford Trust Project Management Agreement
Pursuant to our Ashford Trust Project Management Agreement, Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”) has appointed Premier as its sole, exclusive and continuing manager to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or leased by Ashford Trust TRS (collectively, “Ashford Trust Hotels”) and to provide construction management, interior design, architectural, property and equipment purchasing, property and equipment expediting/freight management, property and equipment warehousing, and property and equipment installation and supervision services (collectively, “Project Services”).
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
Ashford Trust Project Management Mutual Exclusivity Agreement
Pursuant to our Ashford Trust Mutual Exclusivity Agreement, Premier has given Ashford Trust a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that meet Ashford Trust’s initial investment criteria, and Ashford Trust has agreed to engage Premier to provide development and construction, capital improvement, refurbishment, project management and other services, such as purchasing, interior design, freight management, and construction management, for hotels Ashford Trust acquires or invests in, to the extent that Ashford Trust has the right or controls the right to direct such matters, unless Ashford Trust’s independent directors either: (i) unanimously vote not to hire Premier; or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Premier because they had determined, in their reasonable business judgment, that it would not be in Ashford Trust’s best interest to engage Premier or that another manager or developer could perform the project management or development duties materially better.
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
Braemar Hotel Master Hotel Management Agreement
General. Remington has a master hotel management agreement with Braemar (the “Braemar Master Hotel Management Agreement”). Pursuant to the Braemar Master Hotel Management Agreement, Remington currently manages the Pier House Resort & Spa, the Bardessono Hotel & Spa, Hotel Yountville, and Mr. C Beverly Hills Hotel. The Braemar Master Hotel Management Agreement will also govern the management of hotels Braemar acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Braemar acquires in the future unless Braemar’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Braemar’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager or developer could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity

Agreements with each of Ashford Trust and Braemar—Braemar Hotel Management Mutual Exclusivity Agreement with Remington—Exclusivity Rights of Remington.”
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
Amounts Payable under the Braemar Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$16,294 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
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

Assignment and Subleasing. Neither Remington nor the TRS lessee may assign or transfer the Braemar Master Hotel Management Agreement without the other party’s prior written consent. However, Remington may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty J. Bennett or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington from any of its obligations under the Braemar Master Hotel Management Agreement.
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
Braemar Hotel Management Mutual Exclusivity Agreement
General. Remington has a mutual exclusivity agreement with Braemar (the “Braemar hotel management MEA”) which gives Braemar a first right of refusal to purchase any lodging-related investments identified by Remington and any of its affiliates that meet Braemar’s initial investment criteria, and Braemar agrees to engage Remington to provide hotel management for hotels Braemar acquired or invested in, to the extent that Braemar has the right or control the right to direct such matters.
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
Braemar Project Management Agreement
Pursuant to the Braemar Project Management Agreement, Braemar TRS Corporation, a subsidiary of Braemar OP (“Braemar TRS”) has appointed Premier as its sole, exclusive and continuing manager to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or leased by Braemar TRS (collectively, “Braemar Hotels”) and to provide Project Services.
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
Braemar Project Management Mutual Exclusivity Agreement
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
Board Designation Rights. For so long as the holders of Series D Convertible Preferred Stock (together with each person that succeeds to their respective interests as the result of a transfer permitted under the Investor Rights Agreement, the “Covered Investors”) beneficially own no less than 20% of the issued and outstanding shares of our common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis), Mr. Monty J. Bennett, during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.), and Mr. Archie Bennett, Jr., during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.) for election as a member of our board of directors (each, a “Seller Nominee”). Initially, Mr. Monty J. Bennett will serve as the Seller Nominee of Mr. Monty J. Bennett, and Mr. W. Michael Murphy will serve as the Seller Nominee of Mr. Archie Bennett, Jr.
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
Transfer Restrictions. For five years after the closing of the acquisition of Remington Lodging, each of the Covered Investors are prohibited from transferring our common stock or Series D Convertible Preferred Stock to any person that is or would become, together with such person’s affiliates and associates, a beneficial owner of 10% or more of the then outstanding shares of our common stock, taking into account the Series D Convertible Preferred Stock on an as converted basis, except (i) to family members and in connection with estate planning, (ii) as a result of any voting agreement between Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., (iii) transfers in which no transferee (or group of affiliated or associated transferees) would purchase or receive 2% or more of the outstanding voting shares of the Company, (iv) in connection with any widespread public distribution of shares of our common stock or Series D Convertible Preferred Stock registered under the Securities Act of 1933, as amended (the “Securities Act”), or (v) a transfer to any transferee that would beneficially own more than 50% of our outstanding common stock and Series D Convertible Preferred Stock without any transfer from a Covered Investor, unless such transfer restrictions have been waived by the affirmative vote of the majority of our stockholders that are not affiliates or associates of the Covered Investors.
Voting Limitations. The Investor Rights Agreement provides that the Covered Investors agree that on matters submitted to a vote of the holders of voting securities of the Company, the Covered Investors will have the right to vote or direct or cause the vote of the shares as to which they hold sole voting power or are held by immediate family members (or a trust for the benefit of such person) (collectively, the “Sole Voting Shares”) as the Covered Investors determine, in their sole discretion, except if, prior to August 8, 2023 only with respect to the voting securities of the Company, the combined voting power of the Reference Shares (as defined below) of the Company exceeds 40.0% (plus the combined voting power of (A) any common stock of the Company purchased by any Covered Investor in an arm’s length transaction after the closing of the Transactions from a person other than the Company or a subsidiary of the Company, for cash, including through open market purchases, and (B) privately negotiated transactions or any distributions of our common stock by either of Ashford Trust or Braemar to its respective stockholders pro rata) of the combined voting power of all of our outstanding voting securities entitled to vote on any given matter, then Reference Shares of the Company representing voting power equal to such excess will be deemed to be “Company Cleansed Shares” under the Investor Rights Agreement. The Covered Investors agree that they will vote, or cause to be voted, out of the Covered Investors’ Sole Voting Shares, shares constituting voting power equal to the voting power of the Company Cleansed Shares in the same proportion as the holders of such class or series of voting securities of the Company vote their shares with respect to such matters, exclusive of the Reference Shares of the Company voted by the Covered Investors. These restrictions may be waived by a majority vote or consent of our independent directors that have no personal interest in the matter to be voted upon. “Reference Shares” means all voting securities of the Company that are (without duplication): (i) beneficially owned by any Covered Investor, including any such voting securities as to which any Covered Investor has sole or shared voting power; (ii) beneficially owned by any member of a Group of which any Covered Investor is a member; or (iii) subject to or referenced in any derivative or synthetic interest that (A) conveys any voting right in our common stock or (B) is required to be, or is capable of being, settled through delivery of our common stock in either case, that is held or beneficially owned by any Covered Investor or any controlled affiliate or any Covered Investor. The Covered Investors also agree among themselves that the total number of votes attributable to Reference Shares that are not Cleansed Shares will be proportionately allocated among the Covered Investors based on a percentage, the numerator of which is the number of Reference Shares held by such Covered Investor, and the denominator of which is the total number of Reference Shares held by all Covered Investors in the aggregate.
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
In the event that a Covered Investor exercises the Change of Control Put Option, the price to be paid by the Company to such exercising Covered Investor will be an amount, payable in cash or our common stock (at the election of such Covered Investor), equal to (i) $25.125, plus (ii) all accrued and unpaid dividends, plus (iii) in the event that a Change of Control Put Option is exercised prior to June 30, 2026, an additional amount equal to, initially, 24% of $25 until the first anniversary of the closing of the Transactions, with such percentage reduced by (A) 4% for each year thereafter, inclusive of the year in which the Change of Control Put Option is exercised, until the fourth anniversary of the closing of the Transactions and (B) 3% for each year thereafter until the sixth anniversary of the closing of the Transactions, at which time such percentage shall be 3% until June 30, 2026.
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
The Ashford Trust Agreement additionally allows for the Company to receive certain fees for refinancings performed within eight months after the Ashford Trust Agreement terminates. The Ashford Trust Agreement terminated effective April 6, 2022. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $2.4 million, $10.3 million and $5.7 million, respectively. Revenue recognized for the year ended December 31, 2021 includes a $1.2 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of December 31, 2022 and December 31, 2021, the Company recorded $0 and $2.4 million, respectively, as deferred income. The deferred income related to the various Lismore fees described above was recognized over the 24 month term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed.
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
For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $0, $853,000, and $2.6 million, respectively, related to the Braemar Agreement. As of December 31, 2022 and 2021, the Company did not have any deferred income related to the Braemar Agreement. The Braemar Agreement terminated effective March 20, 2021.
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
Affordable Care Act. Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a variety of laws, regulations and policies including the employer mandate provisions of the Affordable Care Act (“ACA”), which imposes penalties on employers failing to offer affordable, minimum value health care coverage to substantially all full-time equivalent employees and their dependents. We do not anticipate incurring any significant penalties under the ACA. Any such penalty would be based on the number of full-time employees. As of December 31, 2022, we had 127 full-time domestic corporate employees and approximately 7,700 employees at our consolidated subsidiaries that provide products and services primarily to the lodging industry.
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
Shareholder Rights Plan
On August 30, 2022, we adopted a shareholder rights plan by entering into a Rights Agreement, dated August 30, 2022, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). The Rights Agreement was adopted in response to recent volatility of the stock market and trading of our common stock and is intended to protect the Company and its stockholders from efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. Our board of directors implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022, to our stockholders of record on that date. Each of those Rights become exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. The Rights will expire on July 30, 2023, unless the expiration date is extended or unless the Rights are earlier redeemed by the Company. The value of the Rights was de minimis.
Initially, the Rights will be attached to all common stock and Series D Preferred Share certificates and no separate certificates evidencing the Rights (“Right Certificates”) will be issued. The Rights Agreement provides that, until the Distribution Date (as defined below), or earlier expiration or redemption of the Rights: (i) the Rights will be transferred with and only with the common stock and the Series D Preferred Shares, (ii) new common stock and the Series D Preferred Shares certificates issued after September 9, 2022 (the “Record Date”) or upon transfer or new issuance of common stock and Series D Preferred Shares will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for common stock or Series D Preferred Shares outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the common stock or the Series D Preferred Shares represented by such certificate. The Rights would separate and begin trading separately from the common stock and the Series D Preferred Shares, and Right Certificates will be caused to evidence the rights on the earlier to occur of:
i.10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired Beneficial Ownership (as defined below) of 10% or more of the outstanding common stock (with certain exceptions as described below, an “Acquiring Person”) (or, in the event an exchange is effected in accordance with Section 24 of the Rights Agreement and our board of directors determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or
ii.10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the outstanding common stock (the earlier of such dates, the “Distribution Date”).
An Acquiring Person shall not include (i) the Company, (ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or of any subsidiary of the Company, (iv) any entity or trustee holding (or acting in a fiduciary capacity in respect of) common stock for or pursuant to the terms of any such employee benefit plan or for the purpose of funding any such plan or funding other employee benefits for employees of the Company or of any subsidiary of the Company, (v) Monty J. Bennett and his affiliates and associates and (vi) any person who or which, at the close of business on the Record Date, was a Beneficial Owner of 10% or more of the common stock of the Company then outstanding, other than a person who or which is not an affiliate or associate of the Beneficial Owner (as defined in the Rights Agreement) on the Record Date and who or which subsequently becomes an affiliate or associate of such Beneficial Owner without the prior written approval of the Board (a “Grandfathered Stockholder”); provided, however, that if a Grandfathered Stockholder becomes, after the Record Date, the Beneficial Owner of additional common stock (other than as a result of certain corporate actions of the Company), regardless of whether, thereafter or as a result thereof, there is an increase, decrease or no change in the percentage of common stock then outstanding beneficially owned by such Grandfathered Stockholder, then such Grandfathered Stockholder shall be deemed an Acquiring Person unless, upon such acquisition of beneficial ownership of additional common stock, such Grandfathered Stockholder is not the Beneficial Owner of 10% or more of the common stock then outstanding; provided further that upon the first decrease of a Grandfathered Stockholder’s beneficial ownership below 10%, such Grandfathered Stockholder shall no longer be considered a Grandfathered Stockholder and this clause (vi) shall have no further force or effect with respect to such Grandfathered Stockholder.
If a person or group becomes an Acquiring Person at any time after the date of the Rights Agreement (with certain limited exceptions) the Rights will become exercisable for common stock (or, in certain circumstances, Preferred Shares or other similar securities of the Company) having a value equal to two times the exercise price of the Right. From and after the announcement that any person has become an Acquiring Person, if the Rights evidenced by a Right Certificate are or were at any time on or after the earlier of (i) the date of such announcement or (ii) the Distribution Date acquired or beneficially owned by an Acquiring Person or an associate or affiliate of an Acquiring Person, such Rights shall become void, and any holder of such Rights shall thereafter have no right to exercise such Rights.
If, at any time after a person becomes an Acquiring Person: (i) the Company consolidates with, or merges with and into, any other person; (ii) any person consolidates with the Company, or merges with and into the Company, and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the common stock are or will be changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property; or (iii) 50% or more of its consolidated assets or Earning Power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. Upon the occurrence of a flip-in or flip-over event, if the Board so elects, the Company shall deliver upon payment of the exercise price of a Right an amount of cash or securities equivalent in value to the common stock issuable upon exercise of a Right; provided that, if the Company fails to meet such obligation within 30 days following of the announcement that a person has become an Acquiring Person, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, common stock (to the extent available) and cash equal in value to the difference between the value of the common stock otherwise issuable upon the exercise of a Right and the exercise price then in effect. The Board may extend the 30-day period described above for up to an additional 60 days to permit the taking of action that may be necessary to authorize sufficient additional common stock to permit the issuance of common stock upon the exercise in full of the Rights.
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
Employees
At December 31, 2022, we had a total of 127 corporate employees who directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust and Braemar. Employees at our consolidated subsidiaries provide products and services primarily to the lodging industry, including hotel management, design and construction, event technology and other services. As of December 31, 2022, our consolidated subsidiaries had a total of approximately 7,700 employees.
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

Item 1A. Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
•adverse effects of the COVID-19 pandemic and other potential pandemics, including a significant reduction in business and personal travel and potential travel restrictions in regions where our clients’ hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
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
•legislative and regulatory changes;
•the possibility that we may not realize any or all of the anticipated benefits from transactions to acquire businesses;
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
•disruptions relating to the acquisition or integration of Chesapeake or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of Remington, Chesapeake or any other business we invest in or acquire.
Risks Related to Our Business
A financial crisis, economic slowdown, pandemic or epidemic or other economically disruptive event may significantly and adversely affect our businesses.
We provide services primarily to clients in the hospitality industry. The performance of the hospitality industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our clients Ashford Trust and Braemar. Additionally, the public perception of a risk of a pandemic, such as COVID-19, Ebola, H1N1 influenza (swine flu), MERS, SARs, avian flu, the Zika virus or similar outbreaks, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance at our clients’ hotels); and (ii) revenues generated by our INSPIRE, Premier and Remington businesses, which depend in significant part on occupancy levels and operating performance at our clients’ hotels.

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
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank on March 10, 2023 and March 12, 2023, respectively. The Company does not have any direct exposure to Silicon Valley Bank or New York Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
The investments of the entities we currently advise and provide other products and services to are concentrated in the hotel industry. Our business may be significantly and adversely affected by the economic downturn in that sector and we will be significantly influenced by the economies and other conditions in the specific markets in which our asset management clients operate.
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
While it is intended that the acquisition of our design and construction business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case. While the long-term value of the design and construction business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The hotel management business acquisition may not be accretive to our stockholders.
While it is intended that the acquisition of our hotel management business will be accretive to our performance metrics (including after taking into account the possible conversion of the Series D Convertible Preferred Stock into our common stock), there can be no assurance that this will be the case. While the long-term value of the hotel management business is difficult to predict, the failure of the acquisition to be accretive to the Company’s stockholders could have a material adverse effect on the Company’s business, financial condition, and results of operations.

We may be a “controlled company” within the meaning of the rules of NYSE American and, as a result, would qualify for, and could rely on, exemptions from certain corporate governance requirements.
Following the expiration of certain time and voting restrictions in the Investor Rights Agreement (and prior to the expiration of such restrictions under certain circumstances), the Bennetts could potentially control a majority of the voting power of our equity securities. For a period of five years after the effective date of the Investor Rights Agreement, the Bennetts have agreed not to elect, or to cause the Company to elect, to be exempt from the NYSE American’s corporate governance requirements on account of the Company’s status as a “controlled company.” As a result, we may become a “controlled company” within the meaning of the corporate governance standards of the NYSE American after such time. Currently, under the rules of the NYSE American, a company for which more than 50% of the outstanding voting power is held by an individual, group, or another company is a “controlled company” and may elect to be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:
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
Additionally, we have entered into the SNDA, pursuant to which we have agreed to subordinate to the prior repayment in full of all obligations under Ashford Trust’s senior secured credit facility with Oaktree, among other things: (i) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (ii) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder. On October 12, 2021, Ashford Trust entered into an amendment to the senior secured credit facility with Oaktree which, among other items, suspended Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans due under Ashford Trust’s senior secured credit facility.

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
Our future success depends, to a significant extent, upon the continued services of our management team and key employees of the businesses we have acquired and may in the future acquire. In particular, the hotel industry and/or investment experience of Messrs. Monty J. Bennett, Alex Rose, Deric S. Eubanks, and Mark L. Nunneley and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of our management or investment teams could harm our business and our prospects.
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
Pursuant to Section 78.378(1) of the NRS, the Company has elected not to be governed by the provisions of Nevada state law applicable to the acquisition of a controlling interest in the stock of the Company, as set forth in NRS Sections 78.378 to 78.3793, involving the acquisition of a controlling interest in the stock of the Company by: (i) Mr. Archie Bennett, Jr.; (ii) Mr. Monty J. Bennett; (iii) MJB Investments; (iv) any present or future affiliate of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett; (v) Ashford Trust; (vi) Braemar; or (vii) any other entity that is advised by the Company or its controlled affiliates through an advisory agreement. In addition, the control share provisions only apply to corporations that have 200 or more stockholders of record, at least 100 of whom have had Nevada addresses appearing on the stock ledger of the corporation for at least 90 days before the date on which the applicability of those provisions is determined. As of December 31, 2022, one of our record stockholders had a Nevada address appearing on our stock ledger.

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
We may purchase some of our information technology from vendors, on whom our systems depend, and rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications are subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, we have dedicated additional resources to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner.
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
Tax increases and changes in tax rules may adversely affect our financial results.
As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA will become effective beginning in fiscal 2023. We do not believe these tax law changes will have applicability to the Company or its operating activity.
We are subject to risk associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our hotel management business is responsible for, and subject to the risks associated with, hiring and maintaining a hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. We may also be unable to attract, retain, train, manage and engage quality personnel to adequately staff hotel departments, which could result in a sub-standard level of service to hotel guests and hotel operations.
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

Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. As of December 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.4 million, which relates to the second and fourth quarters of 2021. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
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
As of December 31, 2022, the Bennetts directly or indirectly beneficially owned approximately 65.5% of our outstanding common stock (including shares and all unpaid accrued and accumulating dividends of Series D Convertible Preferred Stock on an as-converted basis), provided that prior to August 8, 2023, the voting power of the holders of Series D Convertible Preferred Stock effectively will be limited to 40% of the combined voting power of all of the outstanding voting securities of the Company entitled to vote on any given matter. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and, following August 8, 2023, the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, at such time, the holders of our Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
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
Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. As of December 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.4 million, which relates to the second and fourth quarters of 2021. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed dividend payments in the years ended December 31, 2021, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
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
Our deferred compensation plan has only one participant, Mr. Monty J. Bennett, our chairman and chief executive officer. Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, was issued all of his shares under the deferred compensation plan during the fiscal year ended December 31, 2022. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2025. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of five years, if he notifies the Company 12 months prior to the scheduled distributions.
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
On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023.
As of December 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.4 million which relates to the second and fourth quarters of 2021. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
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
As of December 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.4 million, which relates to the second and fourth quarters of 2021. On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend

Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
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
We, as the sole manager of Ashford Hospitality Holdings LLC, which wholly owns our operating company, have fiduciary duties to the other members of Ashford Hospitality Holdings LLC, the discharge of which may conflict with the interests of our stockholders. The operating agreement of Ashford LLC provides that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as manager of our operating company, to the members of Ashford Hospitality Holdings LLC, we may act in the best interest of our stockholders without violating our fiduciary duties to the members of Ashford Hospitality Holdings LLC or being liable for any resulting breach of our duties to the members, subject in all cases to the implied contractual covenant of good faith and fair dealing which, pursuant to Nevada law, cannot be waived. In addition, those persons holding Ashford Hospitality Holdings LLC common units will have the right to vote on certain amendments to the operating agreement (which require approval by a majority in interest of the members, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of Ashford Hospitality Holdings LLC members to receive distributions as set forth in the operating agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. In addition, conflicts may arise when the interests of our stockholders and the members of Ashford Hospitality Holdings LLC diverge, particularly in circumstances in which there may be an adverse tax consequence to the members.
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
On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On April 18, 2022 and March 7, 2023, the Company drew an additional $20.0 million and $12.0 million on the Credit Facility, respectively. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month.
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

Increases in interest rates will increase our interest costs on our variable-rate debt.
As of December 31, 2022, our total indebtedness of $99.1 million included $94.4 million of variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for preferred dividend payments, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described above under “We may incur additional debt at the corporate level from time to time, which may materially and adversely affect our financial condition and results of operations.”
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
The methodology of calculating SOFR is different to that of LIBOR, as SOFR is calculated using short-term repurchase agreements backed by U.S. Treasury securities and is backward looking, while LIBOR is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. In addition since SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. In July 2021, the ARRC formally recommended the use of forward-looking term rates based on SOFR published by CME Group (the “Term SOFR”) on commercial loans. While Term SOFR matches more closely the term structure and forward-looking features of LIBOR, as a calculation based on a secured overnight financing rate it still does not match the credit risk-sensitive nature of LIBOR as an unsecured term rate. As of December 31, 2022, we had approximately $70.0 million of variable interest rate debt related to our Credit Facility that is indexed to one-month LIBOR which is reported through June 30, 2023. Our Credit Agreement identifies Term SOFR as the applicable benchmark replacement rate, along with other alternative rates if Term SOFR may not be determined by the administrative agent, upon the transition date from LIBOR. At this time, there is no guarantee that such transition from LIBOR to Term SOFR will not result in financial market disruptions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Our consolidated businesses lease other office and warehouse facilities. See note 9 to our consolidated financial statements.

Item 3. Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. Therefore, as of December 31, 2022, no amounts have been accrued.
On June 23, 2021, a lawsuit was filed in the United States District Court of the Virgin Islands, Division of St. Thomas and St. John (the “Federal Court”) against one of the Company’s subsidiaries. In the lawsuit, the plaintiff alleges negligence and gross negligence against both our subsidiary and a purported agent of our subsidiary and negligent entrustment against our subsidiary in connection with personal injuries allegedly suffered by the plaintiff. The claims were tendered to our insurance company who denied coverage as to the purported agent and issued a reservation of rights letter during the third quarter of 2022 with respect to our subsidiary’s coverage. We have asserted a number of defenses including a statutory defense that would limit our subsidiary’s liability regardless of whether coverage is afforded or not. The parties participated in a mediation conference on June 29, 2022 but were unable to resolve any of the disputes at issue. During the third quarter of 2022, the purported agent entered into a stipulated judgment for his liability and assigned to the plaintiff any and all claims he may have, including those he may have against our insurers. Subsequently, on July 28, 2022, the plaintiff, individually and as assignee of the purported agent’s claims, filed a separate lawsuit in the Superior Court of the Virgin Islands, Division of St. Thomas and St. John (the “Superior Court”) against our insurers and our subsidiary (the “Superior Court Case”). On August 26, 2022, our insurer filed a Notice of Removal to remove the Superior Court Case to the Federal Court and is in the process of defending against the plaintiff’s Motion to Remand this second lawsuit back to the Superior Court. In this second lawsuit, the plaintiff seeks certain declaratory relief as to our insurance policies and asserts allegations of fraud and bad faith denial of coverage of our subsidiary’s purported agent by our insurers and a breach of contract claim against our subsidiary under a theory of insufficient insurance coverage. Specifically, the purported agent has alleged a breach of contract claim against our subsidiary based on being an alleged third-party beneficiary of a contract between our subsidiary and another entity that required our subsidiary to hold specific insurance coverages. We believe the claims asserted against our subsidiary in this second lawsuit are frivolous. A hearing occurred on February 23, 2023 in the first lawsuit to determine if the Federal Court will bifurcate the lawsuit and first decide whether the statutory defense will apply. The Court has not yet made a ruling as to whether the lawsuit will be bifurcated. We intend to vigorously defend these lawsuits and believe that the amount of any potential loss to the Company is immaterial.
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
Our common stock has been listed and traded on the NYSE American under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 14, 2023, there were approximately 507 holders of record.
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
No dividends on our common stock have been declared or paid as of and for the years ended December 31, 2022, 2021 and 2020.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,680,223	(2)	65.48	(2)	594,121	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,680,223		65.48		594,121
____________________
(1) As of December 31, 2022, 594,121 shares of our common stock, or securities convertible into 594,121 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 724,987 shares of our common stock, or securities convertible into 724,987 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2023.
(2) As of December 31, 2022, we have an obligation to issue 195,579 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for Mr. Monty J. Bennett, our chairman and chief executive officer. The plan allows the participant to defer up to 100% of his base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock which will be issued in quarterly installments over five years beginning in 2025. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. See further discussion in the Risk Factors section and note 17 to our consolidated financial statements.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from December 31, 2017 through December 31, 2022, assuming an initial investment of $100 in stock on December 31, 2017, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 Stock Index and the Dow Jones Asset Manager Index

200
150
100
50
0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Ashford Inc.
S&P 500
Dow Jones Asset Manager Index

Purchases of Equity Securities by the Issuer
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.001 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2022. The maximum aggregate dollar value that may yet be purchased under the Repurchase Program is $20 million.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	692	$—	(2)	—	$20,000,000
November 1 to November 30	89	$—	(2)	—	$20,000,000
December 1 to December 31	4,236	$14.81	(2) (3)	—	$20,000,000
Total	5,017	$14.81		—
____________________
(1) No shares were repurchased under the Repurchase Program during the three months ended December 31, 2022.
(2) There is no cost associated with the forfeiture of 692, 89, and 2,326 restricted shares of our common stock in October, November and December, respectively.
(3) Includes 1,910 shares that were withheld to cover tax-withholding requirements in December, related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
Recent Sales of Unregistered Securities
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
Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of March 14, 2023, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,261 shares of our common stock, which represented an approximately 18.5% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,147,646 shares of Ashford Inc. common stock, which if converted as of March 14, 2023 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 63.9%.
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of Ashford Trust or Braemar’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar and third-parties. As of December 31, 2022, Remington provided hotel management services to 118 properties, 45 of which were owned by third-parties.
Recent Developments
On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On April 18, 2022 and March 7, 2023, the Company drew an additional $20.0 million and $12.0 million on the Credit Facility, respectively. See note 8 to our consolidated financial statements for discussion of the Credit Agreement.

On April 10, 2022, the Company’s board of directors (the “Board”) declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023. See note 15 to our consolidated financial statements for discussion of the dividends.
On April 15, 2022, the Company acquired privately held Chesapeake, a third-party hotel management company, for a purchase price of $9.6 million. See note 4 to our consolidated financial statements for discussion of the Chesapeake acquisition.
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
On December 16, 2022, the Company and Ashford Trust entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) pursuant to which, effective as of December 16, 2022, Ashford Trust acquired all of the equity interests in Marietta and, in exchange, Ashford Trust forgave, cancelled and discharged in full the Company’s outstanding $11.4 million ERFP commitment to Ashford Trust. See note 5 to our consolidated financial statements.
On December 16, 2022, RED entered into a Securities Purchase Agreement and two Asset Purchase Agreements (collectively, the “Agreements”) to purchase certain entities (the “Companies”) and assets (the “Assets”) associated with the Alii Nui Maui business which is engaged in watercraft recreation and ocean adventure tourism in Maui, Hawaii. Pursuant to the Agreements, RED will acquire the Companies and the Assets for an aggregate purchase price of $11.0 million, subject to certain adjustments on the closing date, which is expected to occur in 2023. The consummation of the transactions described in the foregoing are subject to certain conditions and no assurance can be given that the transactions will be consummated.
On January 3, 2023, the Company acquired RHC, an affiliate owned by the Bennetts, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis.
On February 1, 2023, the Company entered into a Third Amended and Restated Contribution Agreement with Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”). The Third Amended and Restated Contribution Agreement states that after reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023 capital contributions for the remainder of fiscal year 2023 will be divided between each Party based on the actual amount of capital raised by such Party through Ashford Securities. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the Parties whereby there will be adjustments so that the capital contributions made by each Party will be based on the cumulative amount of capital raised by each Party through Ashford Securities as a percentage of the total amount raised by the Parties collectively through Ashford Securities since June 19, 2019 (the resulting ratio of capital contributions among the Company, Ashford Trust and Braemar following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each Party in accordance with the Cumulative Ratio, as recalculated at the end of each year.

Other Developments
Shareholder Rights Plan
On August 30, 2022, we adopted a shareholder rights plan by entering into a Rights Agreement, dated August 30, 2022, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). The Rights Agreement was adopted in response to recent volatility of the stock market and trading of our common stock and is intended to protect the Company and its stockholders from efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. The Board implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022, to our stockholders of record on that date. Each of those Rights becomes exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. The Rights will expire on July 30, 2023 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company. The value of the Rights was de minimis. See discussion in “Item 1. Business.”
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table summarizes the changes in key line items from our consolidated statements of operations for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
REVENUE
Advisory services fees	$48,381	$47,566	$815	1.7%
Hotel management fees	46,548	26,260	20,288	77.3%
Design and construction fees	22,167	9,557	12,610	131.9%
Audio visual	121,261	49,880	71,381	143.1%
Other	44,312	47,329	(3,017)	(6.4)%
Cost reimbursement revenue	361,763	203,975	157,788	77.4%
Total revenues	644,432	384,567	259,865	67.6%
EXPENSES
Salaries and benefits	76,521	65,251	(11,270)	(17.3)%
Cost of revenues for design and construction	8,359	4,105	(4,254)	(103.6)%
Cost of revenues for audio visual	84,986	38,243	(46,743)	(122.2)%
Depreciation and amortization	31,766	32,598	832	2.6%
General and administrative	34,004	26,288	(7,716)	(29.4)%
Impairment	—	1,160	1,160	100.0%
Other	25,828	18,199	(7,629)	(41.9)%
Reimbursed expenses	361,375	203,956	(157,419)	(77.2)%
Total expenses	622,839	389,800	(233,039)	(59.8)%
OPERATING INCOME (LOSS)	21,593	(5,233)	26,826	512.6%
Equity in earnings (loss) of unconsolidated entities	392	(126)	518	411.1%
Interest expense	(9,996)	(5,144)	(4,852)	(94.3)%
Amortization of loan costs	(761)	(322)	(439)	(136.3)%
Interest income	371	285	86	30.2%
Realized gain (loss) on investments	(121)	(3)	(118)	(3,933.3)%
Other income (expense)	(25)	(437)	412	94.3%
INCOME (LOSS) BEFORE INCOME TAXES	11,453	(10,980)	22,433	204.3%
Income tax (expense) benefit	(8,530)	162	(8,692)	(5,365.4)%
NET INCOME (LOSS)	2,923	(10,818)	13,741	127.0%
(Income) loss from consolidated entities attributable to noncontrolling interests	1,171	678	493	72.7%
Net (income) loss attributable to redeemable noncontrolling interests	(448)	215	(663)	(308.4)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	3,646	(9,925)	13,571	136.7%
Preferred dividends, declared and undeclared	(36,458)	(35,000)	(1,458)	(4.2)%
Amortization of preferred stock discount	—	(1,053)	1,053	100.0%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(32,812)	$(45,978)	$13,166	28.6%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $13.2 million to a $32.8 million loss for the year ended December 31, 2022 (“2022”) compared to a $46.0 million loss for the year ended December 31, 2021 (“2021”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $259.9 million, or 67.6%, to $644.4 million for 2022 compared to 2021 due to the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$47,592	$47,045	$547	1.2%
Incentive advisory fees (2)	268	—	268
Other advisory revenue (3)	521	521	—	—%
Total advisory services fees revenue	48,381	47,566	815	1.7%

Hotel management fees:
Base management fees	34,072	21,291	12,781	60.0%
Incentive management fees	8,533	4,969	3,564	71.7%
Other management fees	3,943	—	3,943
Total hotel management fees revenue (4)	46,548	26,260	20,288	77.3%

Design and construction fees revenue (5)	22,167	9,557	12,610	131.9%

Audio visual revenue (6)	121,261	49,880	71,381	143.1%

Other revenue:
Watersports, ferry and excursion services (7)	26,309	23,867	2,442	10.2%
Debt placement and related fees (8)	4,222	12,384	(8,162)	(65.9)%
Cash management fees (9)	135	—	135
Claims management services (10)	20	81	(61)	(75.3)%
Other services (11)	13,626	10,997	2,629	23.9%
Total other revenue	44,312	47,329	(3,017)	(6.4)%

Cost reimbursement revenue (12)	361,763	203,975	157,788	77.4%

Total revenues	$644,432	$384,567	$259,865	67.6%

REVENUES BY SEGMENT (13)
REIT advisory	$77,347	$74,616	$2,731	3.7%
Remington	356,435	197,802	158,633	80.2%
Premier	32,247	12,413	19,834	159.8%
INSPIRE	121,418	49,900	71,518	143.3%
RED	26,335	23,867	2,468	10.3%
OpenKey	1,484	1,965	(481)	(24.5)%
Corporate and other	29,166	24,004	5,162	21.5%
Total revenues	$644,432	$384,567	$259,865	67.6%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $2.0 million from Braemar offset by lower revenue of $1.4 million from Ashford Trust. See note 3 to our consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)The $268,000 of incentive advisory fees recognized in 2022 includes the first year installment of the Braemar 2022 incentive advisory fee which was paid in January 2023. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022, 2021 and 2020 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 and 2020 measurement periods.
(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(4)    The increase in hotel management fees revenue is due to higher base management fees from Ashford Trust, Braemar and third-parties of $6.1 million, $655,000 and $6.1 million, respectively and incentive management fees of $1.9 million, $174,000 and $1.5 million from Ashford Trust, Braemar and third-parties, respectively. The increase from Ashford Trust and Braemar are due to increased demand compared to 2021. The increase of $3.9 million in other management fees is primarily due to Remington’s acquisition of Chesapeake in April 2022. Other management fees primarily includes fixed monthly accounting fees and fees for revenue management services at certain third-party properties.
(5)    The increase in design and construction fees revenue is due to higher revenue from Ashford Trust and Braemar of $7.6 million and $5.1 million, respectively, due to increased capital expenditures.
(6)    The $71.4 million increase in audio visual revenue is primarily due to a recovery in demand for group events.
(7)    The $2.4 million increase in watersports, ferry and excursion services revenue is due primarily to an increase of $2.8 million in revenue from RED’s Turks and Caicos operations, partially offset by a decrease of $311,000 in revenue in the U.S. Virgin Islands and Key West, Florida.
(8)    The decrease in debt placement and related fee revenue is due to lower revenue of $8.1 million from Ashford Trust and $63,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in 2022 is primarily due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022. The decrease in revenue from Braemar in 2022 is primarily due to the expiration of the Braemar Agreement with Lismore in March 2021.
(9)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities. See note 1 to our consolidated financial statements.
(10)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(11)    Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and other third parties. Other revenue additionally includes Marietta prior to Ashford Trust’s acquisition on December 16, 2022. The increase in other services revenue is primarily due to higher revenue of $3.4 million in 2022 from Marietta due to a recovery in 2022 compared to 2021.
(12)    The increase in cost reimbursement revenue is primarily due to an increase in Remington’s cost reimbursement revenue of $138.2 million in 2022 due a recovery in operations in 2022 compared to 2021 and Remington’s acquisition of Chesapeake in April 2022. The increase is additionally due to an increase of $7.2 million in cost reimbursement revenue from Premier in 2022 due to a recovery in operations in 2022 compared to 2021 and an increase of $1.8 million in cost reimbursement revenue in 2022 related to reimbursable advisory expenses for Ashford Trust and Braemar.
(13)    See note 21 to our consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $11.3 million, or 17.3%, to $76.5 million for 2022 compared to 2021. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Salaries and benefits:
Salary expense (1)	$45,432	$38,164	$7,268
Bonus expense	16,859	15,547	1,312
Benefits related expenses (2)	11,174	6,011	5,163
Total salary, bonus, and benefits related expenses	73,465	59,722	13,743
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants (3)	1,398	2,641	(1,243)
Employee equity grant expense (4)	2,135	1,217	918
Total equity-based compensation	3,533	3,858	(325)
Non-cash (gain) loss in deferred compensation plan (5)	(477)	1,671	(2,148)
Total salaries and benefits	$76,521	$65,251	$11,270
________
(1)    The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to 2021 and includes $1.7 million of expense recognized in 2022 related to Mr. Welter’s termination agreement with the Company. See note 13 to our consolidated financial statements.
(2) The increase in benefits related expenses is primarily due to expense of $2.8 million related to the reinstatement of the Company’s 401(k) contribution to employees at the start of 2022 and due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to 2021.
(3) 2022 includes compensation expense of approximately $947,000 related to the modification of 74,000 and 150,000 fully vested stock options and Class 2 LTIP units, respectively, awarded to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options and Class 2 LTIP unit awards to December 2025. No other modifications were made to the original grant terms.
(4) 2022 includes $472,000 of expense related to restricted shares previously awarded to Mr. Welter which were accelerated upon the termination of his employment.
(5)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in 2022 and the loss in 2021 are primarily attributable to decreases and increases, respectively, in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 17 to our consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $4.3 million, or 103.6% to $8.4 million during 2022 compared to $4.1 million for 2021 due to increased capital expenditures by our clients.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $46.7 million, or 122.2%, to $85.0 million during 2022 compared to $38.2 million for 2021, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $832,000, or 2.6%, to $31.8 million for 2022 compared to 2021, primarily due to a decrease in FF&E related to the respective ERFP agreements with Ashford Trust and Braemar compared to 2021. Depreciation and amortization expense for 2022 and 2021 excludes depreciation expense related to audio visual equipment of $4.9 million and $5.0 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for 2022 and 2021 related to marine vessels in the amount of $1.4 million and $929,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $7.7 million, or 29.4%, to $34.0 million for 2022 compared to 2021. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Professional fees	$9,900	$9,234	$666
Office expense (1)	11,062	7,921	3,141
Public company costs	543	669	(126)
Director costs	1,802	2,007	(205)
Travel and other expense (2)	9,775	6,134	3,641
Non-capitalizable - software costs	922	323	599
Total general and administrative	$34,004	$26,288	$7,716
________
(1)    The increase in office expenses in 2022 is primarily due to an increase of $2.2 million for INSPIRE from greater demand for group events compared to 2021.
(2) The increase in travel and other expense is primarily due to increases in the Company’s business travel and other related expenses for our products and services companies in 2022 as our subsidiaries’ operations accelerated compared to 2021. INSPIRE, RED and Remington had increased expenses compared to 2021 of $1.2 million, $1.0 million, and $723,000, respectively.
Impairment. During 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test on our indefinite-lived JSAV trademarks and recognized an intangible asset impairment charge of $1.2 million for the full value of the indefinite-lived JSAV trademarks.
Other. Other operating expense increased $7.6 million, or 41.9%, to $25.8 million for 2022 compared to 2021. The increase was primarily caused by operating expenses associated with RED and Marietta as their respective operations increased during 2022. Other operating expenses for 2022 also includes losses on the sale of FF&E previously leased to Ashford Trust of $2.8 million under the Ashford Trust ERFP agreement and a loss of $1.2 million on Ashford Trust’s acquisition of Marietta on December 16, 2022. Other operating expense also includes cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $157.4 million to $361.4 million during 2022 compared to $204.0 million for 2021 primarily due to an increase in hotel management reimbursed expenses incurred by Remington due to a recovery in hotel operations in 2022 compared to 2021 and Remington’s acquisition of Chesapeake in April 2022.
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

	Year Ended December 31,
	2022	2021	$ Change
Cost reimbursement revenue	$361,763	$203,975	$157,788
Reimbursed expenses	361,375	203,956	157,419
Net total	$388	$19	$369
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $392,000 and a loss of $126,000 for 2022 and 2021, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our consolidated financial statements.
Interest Expense. Interest expense increased $4.9 million to $10.0 million during 2022 compared to $5.1 million for 2021. The increase is primarily due to an increase in the Company’s notes payable under our Credit Facility which had an outstanding balance of $70.0 million as of December 31, 2022. Interest expense in 2022 included expense of $5.3 million related to the

Company’s Credit Facility. The increase in interest expense is also due to higher average LIBOR and Prime Rates during 2022. The average LIBOR rates in 2022 and 2021 were 1.91% and 0.10%, respectively, and the average Prime Rates in 2022 and 2021 were 4.85% and 3.25%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 8 to our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $761,000 and $322,000 for 2022 and 2021, respectively. The increase is primarily due to the Company’s Credit Facility entered into in 2022. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 8 to our consolidated financial statements.
Interest Income. Interest income was $371,000 and $285,000 for 2022 and 2021, respectively.
Realized Gain (Loss) on Investments. Realized loss on investments was $121,000 and $3,000 for 2022 and 2021, respectively. The realized loss on investments for 2022 and 2021 primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 11 to our consolidated financial statements.
Other Income (Expense). Other income (expense) was expense of $25,000 and expense of $437,000 in 2022 and 2021, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $8.7 million from a $162,000 benefit in 2021 to $8.5 million of expense in 2022 due to an increase in operating income. Current income tax expense changed by $7.9 million from $4.9 million of expense in 2021 to $12.8 million in expense in 2022. Deferred income tax benefit changed by $797,000 from a $5.1 million benefit in 2021 to a $4.3 million benefit in 2022.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $1.2 million in 2022 and a loss of $678,000 in 2021. See notes 2 and 14 to our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. The redeemable noncontrolling interests were allocated income of $448,000 in 2022 and losses of $215,000 in 2021. 2022 includes $489,000 of income allocated to the Series CHP Units holders. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheets. The change in 2022 compared to 2021 is also due to the Company’s acquisition of all of the redeemable noncontrolling interests in OpenKey in 2021. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings and, in 2021, OpenKey. For a summary of ownership interests, carrying values and allocations, see notes 2 and 15 to our consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $1.5 million to $36.5 million during 2022 compared to $35.0 million for 2021 due to the increase in the dividend rate of the Series D Convertible Preferred Stock which occurred on November 6, 2021 and due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 15 to our consolidated financial statements.
Amortization of Preferred Stock Discount. The amortization of preferred stock discount decreased $1.1 million to $0 during 2022 compared to $1.1 million from 2021 due to the ending of the amortization period on the dividend rate of the Series D Convertible Preferred Stock on November 6, 2021. See note 15 to our consolidated financial statements.

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
Loan Agreements—On April 1, 2022, the Company entered into the Credit Agreement with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences the Credit Facility in the amount of $100.0 million, including a $50.0 million term loan funded upon closing and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement and pay dividends to the holders of the Series D Convertible Preferred Stock as stated below. On April 18, 2022 and March 7, 2023, the Company drew an additional $20.0 million and $12.0 million on the Credit Facility, respectively. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. During any extension period, the Company is also required to apply 100% of the excess cash flow generated during such period to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of December 31, 2022, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
As of December 31, 2022, principal and interest payment obligations related to the Company’s notes payable were as follows (in thousands):

	Principal Payments (1)	Interest Payments (2)
2023	$5,047	$10,747
2024	14,750	8,979
2025	1,134	8,890
2026	1,224	8,800
2027	71,977	2,531
Thereafter	4,970	615
Total payments	$99,102	$40,562
__________________

(1)     Principal payments assume no extension of existing extension options for each of the following five years and thereafter as of December 31, 2022.
(2)     For variable-rate indebtedness, interest obligations are estimated based on the LIBOR and Prime interest rates as of December 31, 2022. We have assumed that credit facility balances remain outstanding until maturity using the interest rates as of December 31, 2022.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $27.6 million and $30.6 million as of December 31, 2022 and 2021, respectively. For further discussion see note 8 to our consolidated financial statements.
Preferred stock dividends—As of December 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.4 million, which remain in arrears for the second and fourth quarters of 2021. On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023.
The Company does not currently expect to declare and pay the accrued and unpaid dividends on the Series D Convertible Preferred Stock for the quarters ended June 30, 2021 and December 31, 2021 during calendar year 2023. However, the Company remained current on the preferred dividend payments in 2022 and currently intends to remain current on future preferred dividend payments. The independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis and will make decisions on such preferred dividend payments based on the ongoing liquidity and capital needs of the Company.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share plus the amount of all unpaid accrued and accumulated dividends on such share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible, along with all unpaid accrued and accumulated dividends thereon, into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares. See note 15 to our consolidated financial statements.
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
On March 13, 2020, the Company entered into an Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement had no impact on the Extension Agreement which continued in full force until December 16, 2022, when Ashford Trust acquired all of the equity interests in Marietta and, in exchange, forgave, cancelled and discharged in full the outstanding $11.4 million ERFP commitment. See note 5 to our consolidated financial statements.
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022.
As of December 31, 2022, the Company had no remaining ERFP commitments to Ashford Trust or Braemar under the Ashford Trust ERFP Agreement and the Braemar ERFP Agreement, respectively.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2022.
As of December 31, 2022, future minimum lease payments on operating leases and financing leases were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$4,980	$1,475
2024	4,660	263
2025	4,052	235
2026	3,781	215
2027	3,705	206
Thereafter	9,204	1,792
Total minimum lease payments	30,382	4,186
Imputed interest	(6,432)	(768)
Present value of minimum lease payments	$23,950	$3,418
Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2025. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. As of December 31, 2022, the fair value of the DCP liability was $2.7 million.
The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of December 31, 2022, the Company’s remaining commitment to Mr. Welter totaled approximately $5.1 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Sources and Uses of Cash
As of December 31, 2022 and December 31, 2021, we had $44.4 million and $37.6 million of cash and cash equivalents, respectively, and $37.1 million and $34.9 million of restricted cash, respectively. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest, principal payments, acquisitions and key money payments to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $42.1 million for the year ended December 31, 2022 compared to net cash flows provided by operating activities of $20.8 million for the year ended December 31, 2021. The increase in cash flows from operating activities was primarily due to an increase in earnings from growth in our subsidiaries’ operations in the year ended December 31, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2022, net cash flows used in investing activities were $22.4 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $14.8 million, net cash paid to acquire Chesapeake of $6.4 million, cash held by Marietta upon disposition of $2.1 million, issuance of a note receivable of $530,000 and an investment in an unconsolidated entity of $400,000. These were offset by cash inflows of $1.4 million in proceeds from notes receivable and $466,000 in proceeds primarily received from the sale of FF&E to Ashford Trust.
For the year ended December 31, 2021, net cash flows used in investing activities were $9.4 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $8.1 million, the issuance of a note receivable of $2.9 million, purchases of Ashford Trust and Braemar common stock related to Remington’s employee compensation plan of $873,000 and an investment in an unconsolidated entity of $250,000. These were offset by cash inflows of $2.1 million in proceeds received in 2021 from the sale of FF&E primarily to Ashford Trust and Braemar and cash inflows of $535,000 from Remington’s sale of an equity method investment during the period.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2022, net cash flows used in financing activities were $10.7 million. These cash flows consisted of $43.9 million of dividend payments on the Series D Convertible Preferred Stock and $31.1 million of payments on notes payable which were primarily related to paying off the remaining balance of the Company’s Term Loan Agreement with Bank of America, N.A. Other cash flows used in financing activities consisted of $2.7 million of loan cost payments, $1.8 million of net payments on our revolving credit facilities, $1.2 million of payments on finance leases, $413,000 of distributions to consolidating noncontrolling interests, purchases of $270,000 of treasury stock and net repayments in advances to employees of $45,000 associated with tax withholdings for restricted stock vestings. These were offset by $70.4 million of proceeds from borrowings on notes payable, primary related to the Company’s Credit Agreement entered into in the second quarter of 2022, and $327,000 of contributions from Braemar from investments in OpenKey.
For the year ended December 31, 2021, net cash flows used in financing activities were $21.6 million. These cash flows consisted of $16.7 million of dividend payments on the Series D Convertible Preferred Stock, $8.7 million of payments on notes payable, $439,000 of payments on finance leases, purchases of $121,000 of treasury stock and $222,000 of loan cost payments. These were offset by $2.9 million of proceeds from borrowings on notes payable, $763,000 of net borrowings on our revolving credit facilities, $734,000 of contributions from noncontrolling interests in a consolidated entity and net repayments in advance to employees of $180,000 associated with tax withholdings for restricted stock vesting.

Critical Accounting Policies
Our accounting policies are fully described in notes 2 and 3 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our consolidated financial condition and results of operations and requiring management’s most difficult, subjective, and complex judgments.
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
Prior to the fourth quarter of 2021, advisory fees under the Second Amended and Restated Advisory Agreement earned from Ashford Trust in 2021 in excess of the Advisory Fee Cap were a form of variable consideration that were constrained and deferred until such fees were probable of not being subject to significant reversal. The Advisory Fee Cap was approximately $29.0 million each year as stated in the Oaktree Credit Agreement. As a result, base advisory fee revenue in 2021 was recognized each month equal to the lesser of (1) base fees calculated as described above based on Ashford Trust’s market capitalization or (2) 1/12th of $29.0 million.
On October 12, 2021, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with Oaktree. Amendment No. 1, subject to the conditions set forth therein, among other things, suspended Ashford Trust’s obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Oaktree Credit Agreement. In the fourth quarter of 2021, Ashford Trust met the requirements to suspend its obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement and paid the Company $7.2 million for advisory fees that had been deferred in 2021 as a result of the Advisory Fee Cap. Based upon Ashford Trust’s ability to meet the requirements stated in Amendment No. 1, the Company concluded that base fees from our Second Amended and Restated Advisory Agreement with Ashford Trust which exceed the Advisory Fee Cap were no longer probable of being subject to significant reversal and were recorded within “advisory services fees” in our consolidated statements of operations based upon the fees calculated from Ashford Trust’s market capitalization as described above.
For Braemar, the base fee is paid monthly in an amount equal to 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our Fifth Amended and Restated Advisory Agreement with Braemar, as amended, subject to certain minimums.

Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. Braemar’s 2022 annual total stockholder return met the relevant incentive fee thresholds during the 2022 measurement period and $268,000 was recognized as incentive advisory fees in 2022 for the first year installment which was paid in January of 2023. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022, 2021 and 2020 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 and 2020 measurement periods.
Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees, incentive management fees and other management fees. Base management fees, incentive management fees and other management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar whenever a hotel’s gross operating profit (“GOP”) exceeds the hotel’s budgeted GOP. The incentive fee is equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s GOP exceeds the hotel’s budgeted GOP. The base management fees and incentive management fees that Remington receives for third-party owned properties vary by property. Other management fees primarily includes fixed monthly accounting fees and fees for revenue management services at certain third-party properties.
Design and Construction Fees Revenue
Design and construction fees revenue primarily consists of revenue generated by our subsidiary, Premier Project Management LLC (“Premier”). Premier provides design and construction management services, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services and freight management at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer.
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
The recognition of cost reimbursement revenue and reimbursed expenses for centralized software programs reimbursed by Ashford Trust and Braemar may result in temporary timing differences in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
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
Impairment of Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and Sebago. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we elected to perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the present value of future cash flows and the market value approach. Based on the results of our annual impairment assessments, no impairment of goodwill was indicated as of October 1, 2022. Additionally, no indicators of impairment were identified from the date of our impairment assessments through December 31, 2022. During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform multiple impairment assessments on our reporting units’ goodwill balances.
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we concluded sufficient indicators existed to require us to perform an assessment of INSPIRE’s JSAV trademark. We performed an impairment test and calculated the fair value of our indefinite-lived INSPIRE trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. The relief-from-royalty method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. For additional information on our goodwill and trademark impairments, see note 11 to our consolidated financial statements.

Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). ASU 2019-10 revised the mandatory adoption date for public business entities that meet the definition of a smaller reporting company to be effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 and ASU 2019-10 effective January 1, 2023 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company continues to evaluate whether the adoption of ASU 2020-06 will have any impact on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At December 31, 2022, our total indebtedness of $99.1 million included $94.4 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2022, would be approximately $944,000 annually. Interest rate changes have no impact on the remaining $4.7 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. INSPIRE has operations in Mexico and the Dominican Republic for which we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2022, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $215,000 for the twelve months ended December 31, 2022. Operations in the Dominican Republic are not material. RED’s operations outside of the U.S. are primarily transacted in U.S. dollars, which is the official currency of the Turks and Caicos Islands.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Business Combination

As described in Note 4 to the consolidated financial statements, on April 15, 2022, the Company acquired Chesapeake Hospitality, a third-party hotel management company, for purchase consideration of approximately $9.55 million. The purchase consideration included preferred units and liabilities related to contingent consideration. The Company accounted for the acquisition as a business combination, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of acquired identifiable tangible and intangible assets as of the date of the acquisition. Estimates and assumptions required in estimating the fair value of the management contracts intangible assets include future cash flow projections. The Company recognized an intangible asset of approximately $7.1 million related to the acquired management contracts. As described in Note 15 to the consolidated financial statements, the preferred units are convertible into common units of Ashford Holdings, a subsidiary of the Company, at the option of the Company or issuer, which units are then redeemable by the holder into common stock of the Company. These preferred units are classified as redeemable noncontrolling interests within mezzanine equity.

We identified the valuation of the management contracts intangible assets, the valuation of the contingent consideration, and the accounting for the preferred units as a critical audit matter. The principal consideration for our determination included (i) the subjectivity and judgment required to determine the fair value of the management contracts intangible assets specifically related to forecasts of future revenues and expenses and the selection of the discount rate, (ii) the judgment management used to value the contingent consideration liability, specifically related to forecasts of future revenues, and (iii) the judgments and knowledge of complex technical accounting guidance required in the determination of the scope of the applicable accounting guidance, the appropriate balance sheet classification of the preferred units, including the identification and evaluation of embedded features, and the initial and subsequent recognition and measurement, including any resulting adjustments to earnings per share. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the forecasts of future revenue and expenses utilized in the valuation of the management contracts intangibles assets and the forecasts of future revenues utilized in the valuation of contingent consideration by (i) comparing to historical revenue and expenses of the acquired entity and (ii) assessing forecasts of future revenues and expenses against industry metrics.

•Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of discount rates incorporated into the valuation models used by management for management contracts intangible assets and contingent consideration, and (ii) testing the mathematical accuracy of the Company’s calculations.

•Reading and analyzing the contract terms related to the issuance of preferred units.

•Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for issuance of preferred units, including the Company’s consideration of relevant accounting standards to analyze the proper balance sheet classification, the embedded features, and the initial and subsequent recognition and measurement.

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating the appropriateness of management’s application of the relevant accounting guidance for the issuance of the preferred units.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
March 16, 2023

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,390	$37,571
Restricted cash	37,058	34,878
Restricted investment	303	576
Accounts receivable, net	17,615	10,502
Due from affiliates	463	165
Due from Ashford Trust	—	2,575
Due from Braemar	11,828	1,144
Inventories	2,143	1,555
Prepaid expenses and other	11,226	9,490
Total current assets	125,026	98,456
Investments in unconsolidated entities	4,217	3,581
Property and equipment, net	41,791	83,566
Operating lease right-of-use assets	23,844	26,975
Goodwill	58,675	56,622
Intangible assets, net	226,544	244,726
Other assets, net	2,259	870
Total assets	$482,356	$514,796
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$56,079	$39,897
Dividends payable	27,285	34,574
Due to affiliates	15	—
Due to Ashford Trust	1,197	—
Deferred income	444	2,937
Notes payable, net	5,195	6,725
Finance lease liabilities	1,456	1,065
Operating lease liabilities	3,868	3,628
Other liabilities	25,630	25,899
Total current liabilities	121,169	114,725
Deferred income	7,356	7,968
Deferred tax liability, net	27,873	32,848
Deferred compensation plan	2,849	3,326
Notes payable, net	89,680	52,669
Finance lease liabilities	1,962	43,479
Operating lease liabilities	20,082	23,477
Other liabilities	3,237	—
Total liabilities	274,208	278,492
Commitments and contingencies (note 13)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	478,000	478,000
Redeemable noncontrolling interests	1,614	69
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,181,585 and 3,072,688 shares issued and 3,110,044 and 3,023,002 shares outstanding at December 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	297,715	294,395
Accumulated deficit	(568,482)	(534,999)
Accumulated other comprehensive income (loss)	78	(1,206)
Treasury stock, at cost, 71,541 and 49,686 shares at December 31, 2022 and December 31, 2021, respectively	(947)	(596)
Total equity (deficit) of the Company	(271,633)	(242,403)
Noncontrolling interests in consolidated entities	167	638
Total equity (deficit)	(271,466)	(241,765)
Total liabilities, mezzanine equity and equity (deficit)	$482,356	$514,796
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Advisory services fees	$48,381	$47,566	$45,247
Hotel management fees	46,548	26,260	17,126
Design and construction fees	22,167	9,557	8,936
Audio visual	121,261	49,880	37,881
Other	44,312	47,329	25,602
Cost reimbursement revenue	361,763	203,975	158,559
Total revenues	644,432	384,567	293,351
EXPENSES
Salaries and benefits	76,521	65,251	57,171
Cost of revenues for design and construction	8,359	4,105	3,521
Cost of revenues for audio visual	84,986	38,243	30,256
Depreciation and amortization	31,766	32,598	39,957
General and administrative	34,004	26,288	20,351
Impairment	—	1,160	188,837
Other	25,828	18,199	18,687
Reimbursed expenses	361,375	203,956	158,501
Total expenses	622,839	389,800	517,281
OPERATING INCOME (LOSS)	21,593	(5,233)	(223,930)
Equity in earnings (loss) of unconsolidated entities	392	(126)	212
Interest expense	(9,996)	(5,144)	(5,389)
Amortization of loan costs	(761)	(322)	(318)
Interest income	371	285	32
Realized gain (loss) on investments	(121)	(3)	(386)
Other income (expense)	(25)	(437)	(264)
INCOME (LOSS) BEFORE INCOME TAXES	11,453	(10,980)	(230,043)
Income tax (expense) benefit	(8,530)	162	14,255
NET INCOME (LOSS)	2,923	(10,818)	(215,788)
(Income) loss from consolidated entities attributable to noncontrolling interests	1,171	678	1,178
Net (income) loss attributable to redeemable noncontrolling interests	(448)	215	2,245
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	3,646	(9,925)	(212,365)
Preferred dividends, declared and undeclared	(36,458)	(35,000)	(32,095)
Amortization of preferred stock discount	—	(1,053)	(2,887)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(32,812)	$(45,978)	$(247,347)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(11.26)	$(16.68)	$(108.30)
Weighted average common shares outstanding - basic	2,915	2,756	2,284
Diluted:
Net income (loss) attributable to common stockholders	$(11.26)	$(16.68)	$(108.30)
Weighted average common shares outstanding - diluted	2,915	2,756	2,284
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$2,923	$(10,818)	$(215,788)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	645	(19)	(447)
Unrealized gain (loss) on restricted investment	—	(409)	(879)
Less reclassification for realized (gain) loss on restricted investment included in net income	—	378	386
COMPREHENSIVE INCOME (LOSS)	3,568	(10,868)	(216,728)
Comprehensive (income) loss attributable to noncontrolling interests	1,171	678	1,178
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(448)	215	2,310
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$4,291	$(9,975)	$(213,240)
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Balance at January 1, 2020	2,203	$2	$285,825	$(244,084)	$(216)	(2)	$(131)	$628	$42,024	19,120	$474,060	$4,131
Equity-based compensation	694	1	8,140	—	—	—	—	9	8,150	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(18)	—	(18)	—	—	—
Forfeiture of restricted common shares	(28)	—	289	—	—	(28)	(289)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(2,887)	—	—	—	—	(2,887)	—	2,887	—
Dividends declared and undeclared - preferred stock	—	—	—	(32,095)	—	—	—	—	(32,095)	—	—	—
Deferred compensation plan distribution	1	—	11	—	—	—	—	—	11	—	—	—
Employee advances	—	—	(584)	—	—	—	—	—	(584)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	303	785	—	—	—	(12)	1,076	—	—	(1,301)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	457	457	—	—	—
Reallocation of carrying value	—	—	(387)	—	—	—	—	(25)	(412)	—	—	412
Redemption value adjustment	—	—	—	(837)	—	—	—	—	(837)	—	—	837
Foreign currency translation adjustment	—	—	—	—	(447)	—	—	—	(447)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(879)	—	—	—	(879)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	386	—	—	—	386	—	—	—
Net income (loss)	—	—	—	(212,365)	—	—	—	(1,178)	(213,543)	—	—	(2,245)
Balance at December 31, 2020	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834

Equity-based compensation	169	—	4,296	—	—	—	—	3	4,299	—	—	—
Purchase of treasury stock	(14)	—	—	—	—	(14)	(121)	—	(121)	—	—	—
Forfeiture of restricted common shares	(3)	—	37	—	—	(3)	(37)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(1,053)	—	—	—	—	(1,053)	—	1,053	—
Dividends declared and undeclared - preferred stock	—	—	—	(35,000)	—	—	—	—	(35,000)	—	—	—
Deferred compensation plan distribution	3	—	51	—	—	—	—	—	51	—	—	—
Employee advances	—	—	180	—	—	—	—	—	180	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(3,392)	2,560	—	—	—	326	(506)	—	—	(1,648)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	734	734	—	—	—
Reallocation of carrying value	—	—	(374)	—	—	—	—	374	—	—	—	—
Redemption value adjustment	—	—	—	(98)	—	—	—	—	(98)	—	—	98
Foreign currency translation adjustment	—	—	—	—	(19)	—	—	—	(19)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(409)	—	—	—	(409)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	378	—	—	—	378	—	—	—
Net income (loss)	—	—	—	(9,925)	—	—	—	(678)	(10,603)	—	—	(215)
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Equity-based compensation	109	—	3,753	—	—	—	—	—	3,753	—	—	164
Purchase of treasury stock	(16)	—	—	—	—	(16)	(270)	—	(270)	—	—	—
Forfeiture of restricted common shares	(6)	—	81	—	—	(6)	(81)	—	—	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(36,458)	—	—	—	—	(36,458)	—	—	—
Employee advances	—	—	(45)	—	—	—	—	—	(45)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	327	327	—	—	—
Reallocation of carrying value	—	—	(469)	—	—	—	—	469	—	—	—	—
Redemption value adjustment	—	—	—	(32)	—	—	—	—	(32)	—	—	32
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(96)	(96)	—	—	(489)
Foreign currency translation adjustment	—	—	—	—	645	—	—	—	645	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	3,646	—	—	—	(1,171)	2,475	—	—	448
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$2,923	$(10,818)	$(215,788)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	38,003	38,497	45,674
Change in fair value of deferred compensation plan	(477)	1,671	(3,012)
Equity-based compensation	4,045	4,553	5,562
Equity in (earnings) loss in unconsolidated entities	(392)	126	(212)
Deferred tax expense (benefit)	(4,258)	(5,056)	(22,410)
Change in fair value of contingent consideration	650	23	436
Impairment	—	1,160	188,837
(Gain) loss on disposal of assets	3,115	1,593	8,357
Amortization of other assets	663	1,039	1,286
Amortization of loan costs	761	322	318
Realized loss on restricted investments	86	378	386
Loss on disposition of Marietta	1,244	—	—
Other (gain) loss	117	(306)	145
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(9,317)	(4,180)	3,666
Due from affiliates	(298)	188	4
Due from Ashford Trust	2,575	10,623	(8,393)
Due from Braemar	(10,684)	(818)	1,265
Inventories	(697)	(666)	79
Prepaid expenses and other	(2,017)	(1,744)	—
Investment in unconsolidated entities	156	69	—
Operating lease right-of-use assets	3,481	3,713	3,764
Other assets	(22)	99	(116)
Accounts payable and accrued expenses	16,881	302	5,565
Due to affiliates	240	(1,698)	461
Due to Ashford Trust	2,229	—	—
Other liabilities	(286)	(4,029)	11,828
Operating lease liabilities	(3,505)	(3,724)	(3,650)
Deferred income	(3,108)	(10,481)	8,158
Net cash provided by (used in) operating activities	42,108	20,836	32,210
Cash Flows from Investing Activities
Additions to property and equipment	(14,797)	(8,074)	(4,591)
Proceeds from sale of property and equipment, net	466	2,104	4
Additional purchase price paid for Remington working capital adjustment	—	—	(1,293)
Investment in unconsolidated entity	(400)	(250)	—
Acquisition of Chesapeake, net of cash acquired	(6,363)	—	—
Cash held by Marietta upon disposition	(2,123)	—	—
Acquisition of non-controlling interest in consolidated subsidiaries	—	—	(150)
Purchase of common stock of related parties	—	(873)	—
Proceeds from sale of equity method investment	—	535	—
Proceeds from note receivable	1,380	—	—
Issuance of note receivable	(530)	(2,880)	—
Net cash provided by (used in) investing activities	(22,367)	(9,438)	(6,030)
			(Continued)

	Year Ended December 31,
	2022	2021	2020

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(43,919)	(16,706)	(20,540)
Payments on revolving credit facilities	(2,910)	(1,063)	(15,723)
Borrowings on revolving credit facilities	1,092	1,826	14,660
Proceeds from notes payable	70,397	2,900	44,797
Payments on notes payable	(31,098)	(8,737)	(17,775)
Payments on finance lease liabilities	(1,160)	(439)	(785)
Payments of loan costs	(2,714)	(222)	(375)
Purchase of treasury stock	(270)	(121)	(18)
Employee advances	(45)	180	(584)
Payment of contingent consideration	—	—	(1,384)
Contributions from noncontrolling interest	327	734	457
Distributions to noncontrolling interests in consolidated entities	(413)	—	—
Net cash provided by (used in) financing activities	(10,713)	(21,648)	2,730
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	33	507
Net change in cash, cash equivalents and restricted cash	8,999	(10,217)	29,417
Cash, cash equivalents and restricted cash at beginning of period	72,449	82,666	53,249
Cash, cash equivalents and restricted cash at end of period	$81,448	$72,449	$82,666

Supplemental Cash Flow Information
Interest paid	$9,749	$5,022	$4,761
Income taxes paid (refunded), net	6,403	6,628	8,539
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Chesapeake through issuance of Series CHP Units from our subsidiary Ashford Holdings	$1,387	$—	$—
Acquisition related contingent consideration liability	1,670	—
Distribution from deferred compensation plan	—	51	11
Capital expenditures accrued but not paid	212	205	494
Finance lease additions	903	—	1,869
Acquisition of noncontrolling interest in consolidated entities with notes payable and common stock	—	2,202	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$37,571	$45,270	$35,349
Restricted cash at beginning of period	34,878	37,396	17,900
Cash, cash equivalents and restricted cash at beginning of period	$72,449	$82,666	$53,249

Cash and cash equivalents at end of period	$44,390	$37,571	$45,270
Restricted cash at end of period	37,058	34,878	37,396
Cash, cash equivalents and restricted cash at end of period	$81,448	$72,449	$82,666
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. (the “Company”, “we”, “us” or “our”), a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts, Inc. (“Braemar”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”).
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of Ashford Trust or Braemar’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington Lodging & Hospitality, LLC (“Remington”), a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar and third-parties.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Developments
On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. See note 8.
On April 10, 2022, the Company’s board of directors (the “Board”) declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023. See note 15.
On April 15, 2022, the Company acquired privately held Chesapeake Hospitality (“Chesapeake”), a third-party hotel management company, for a purchase price of $9.6 million. See note 4.
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
On December 16, 2022, the Company and Ashford Trust entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) pursuant to which, effective as of December 16, 2022, Ashford Trust acquired all of the equity interests in Marietta and, in exchange, Ashford Trust forgave, cancelled and discharged in full the Company’s outstanding $11.4 million commitment to Ashford Trust under the Ashford Trust ERFP Agreement. See notes 5 and 19.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements, include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical consolidated financial statements.
The consolidated balance sheet and statement of equity (deficit) as of December 31, 2022 include a correction of an immaterial error which resulted in $639,000 of cumulative unrealized losses on available-for-sale common shares of Ashford Trust and Braemar held by Remington being reclassified from accumulated other comprehensive income to accumulated deficit. Beginning January 1, 2022, unrealized gains and losses on available-for-sale common shares are recorded in other income (expense) in the Company’s consolidated statements of operations.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	76.79%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.21%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,614	n/a	n/a
Redemption value adjustment, year-to-date	32	n/a	n/a
Redemption value adjustment, cumulative	613	n/a	n/a
Carrying value of noncontrolling interests	n/a	273	(106)
Assets, available only to settle subsidiary’s obligations (5)	n/a	2,114	1,580
Liabilities (6)	n/a	1,078	2,048
Revolving credit facility (6)	n/a	—	150

	December 31, 2021
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	75.38%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	24.62%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$69	n/a	n/a
Redemption value adjustment, year-to-date	96	n/a	n/a
Redemption value adjustment, cumulative	581	n/a	n/a
Carrying value of noncontrolling interests	n/a	479	159
Assets, available only to settle subsidiary’s obligations (5)	n/a	2,533	1,779
Liabilities (6)	n/a	424	1,643
Revolving credit facility (6)	n/a	—	100
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
(3)    Represents ownership interests in OpenKey, Inc. (“OpenKey”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms. On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. See note 8.
(4)    Represents ownership interests in PRE Opco, LLC (“Pure Wellness”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. Pure Wellness provides hypoallergenic premium rooms in the hospitality and commercial office industry. See note 14.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5)    Total assets consist primarily of cash and cash equivalents, property and equipment, intangibles and other assets that can only be used to settle the subsidiaries’ obligations.
(6)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. See note 8.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the years ended December 31, 2022, 2021 and 2020.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at December 31, 2022 and December 31, 2021. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the years ended December 31, 2022, 2021 and 2020. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	December 31, 2022	December 31, 2021
Carrying value of the investment in REA Holdings	$3,067	$2,831
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Year Ended December 31,
	2022	2021	2020
Equity in earnings (loss) in unconsolidated entities REA Holdings	$385	$13	$212
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
REIT Advisory:
Insurance claim reserves (1)	$23,471	$24,588

Remington:
Managed hotel properties’ reserves (2)	11,464	6,923
Insurance claim reserves (3)	2,123	1,312
Total Remington restricted cash	13,587	8,235

INSPIRE:
Debt service related operating reserves (4)	—	1,000

Marietta:
Capital improvement reserves (5)	—	255
Restricted cash held in escrow (6)	—	800
Total Marietta restricted cash	—	1,055

Total restricted cash	$37,058	$34,878
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
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due to/from Ashford Trust” and “due from Braemar” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses” in our consolidated balance sheets.
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in current “other liabilities” in our consolidated balance sheets.
(4)    Our subsidiary, Inspire Event Technologies, LLC (“INSPIRE”), provides event technology and creative communications solutions services. On June 27, 2022, INSPIRE’s credit agreement was amended to remove the previous requirement for INSPIRE to maintain an operating reserve account of $1.0 million to service interest expense and projected operating costs. See note 8.
(5)    Includes cash reserves for capital improvements associated with renovations at Marietta Leasehold LP (“Marietta”), which held the leasehold rights to a single hotel and convention center property in Marietta, Georgia until Marietta was acquired by Ashford Trust on December 16, 2022. The liability related to the restricted cash balance for the hotel’s renovations was included in “accounts payable and accrued expenses” in our consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(6)    Prior to Ashford Trust’s acquisition of Marietta, restricted cash was held in escrow in accordance with the Marietta lease agreement. The cash held in escrow was funded from hotel cash flows and could only be used for repairs and maintenance or capital improvements at the property.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is recorded based on management’s judgment regarding our ability to collect as well as the age of the receivables. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2022 and December 31, 2021, accounts receivable included $0 and $2.9 million, respectively, for a note receivable due to Remington. On January 16, 2023, Remington amended the terms of their outstanding note receivable with a third-party property owner with an outstanding principal balance of $1.5 million. The amendment extends the maturity date of the note receivable from December 31, 2022 to January 31, 2024 for the outstanding principal balance and all accrued and unpaid interest. The outstanding principal balance is included in “Other assets, net” in our consolidated balance sheets as of December 31, 2022. See note 23.
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
Impairment of Property and Equipment—Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. Approximately $36,000 of impairment charges related to long-lived assets were recorded in the year ended December 31, 2020 based on the results of the recoverability tests. No impairment charges related to Property and Equipment were recorded in the years ended December 31, 2022 and 2021.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and Sebago. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we elected to perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the present value of future cash flows and the market value approach. Based on the results of our annual impairment assessments, no impairment of goodwill was indicated as of October 1, 2022. Additionally, no indicators of impairment were identified from the date of our impairment assessments through December 31, 2022. During 2020, as a result of our reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform multiple impairment assessments on our reporting units’ goodwill balances.
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we concluded sufficient indicators existed to require us to perform an assessment of INSPIRE’s JSAV trademark.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We performed an impairment test and calculated the fair value of our indefinite-lived INSPIRE trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. The relief-from-royalty method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. For additional information on our goodwill and trademark impairments, see note 11.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include management contracts, customer relationships and boat slip rights resulting from our acquisitions. The Remington and Premier management contracts are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of five to 22 years, respectively. The INSPIRE, RED Hospitality & Leisure, LLC (“RED”) and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. For additional information on our definite-lived intangible assets, see notes 7 and 11.
Other Liabilities—As of December 31, 2022 and December 31, 2021, other current liabilities included reserves in the amount of $23.5 million and $24.6 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our consolidated balance sheets. As of December 31, 2022 and December 31, 2021, other liabilities also included $2.2 million and $1.3 million, respectively, relating to reserves for Remington health insurance claims. As of December 31, 2022, other liabilities non-current of $3.2 million includes a liability for contingent consideration from the Company’s acquisition of Chesapeake of $2.3 million and $917,000 related to an uncertain tax position liability. See notes 11 and 18.
Revenue Recognition—See note 3.
Salaries and Benefits—Salaries and benefits are expensed as incurred and include salaries and benefit related expenses for our officers and employees. Salaries and benefits also includes expense for equity grants of the Company’s common stock to our officers and employees and changes in fair value in the deferred compensation plan liability. See notes 16 and 17.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $1.8 million, $1.5 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Depreciation and Amortization—Our property and equipment, including assets acquired under finance leases, are depreciated on a straight-line basis over the estimated useful lives of the assets with useful lives ranging from 2 to 32 years including the Marietta finance lease prior to Marietta’s acquisition by Ashford Trust on December 16, 2022. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Property and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 2 to 7.5 years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the INSPIRE operations in Mexico and the Dominican Republic from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income (loss) is presented on our consolidated balance sheets as of December 31, 2022 and 2021.
Due to Affiliates—Due to affiliates represents current payables resulting primarily from general and administrative expense. Due to affiliates is generally settled within a period not exceeding one year.
Due to/from Ashford Trust—Due to/from Ashford Trust represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and business expenses and payables owed by our products and services businesses to Ashford Trust which are presented net on the consolidated balance sheet. Due to/from Ashford Trust is generally settled within a period not exceeding one year and is presented as a current asset or current liability based upon the period’s ending net balance.
Due from Braemar—Due from Braemar represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses and payables owed by our products and services businesses to Braemar which are presented net on the consolidated balance sheet. Due from Braemar is generally settled within a period not exceeding one year and is presented as a current asset or current liability based upon the period’s ending net balance.
Income (Loss) Per Share—Basic income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the more dilutive of the two-class method or the treasury stock method. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. See note 20.
Leases—We determine if an arrangement is a lease at the inception of the contract. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments related to operating leases is recognized on a straight-line basis over the lease term. Lease expense for minimum lease payments related to financing leases is recognized using the effective interest method over the lease term. Short-term leases (less than twelve months) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. See note 9.
Deferred Compensation Plan—Effective January 1, 2008, Ashford Trust established a nonqualified deferred compensation plan (“DCP”) for certain executive officers, which was assumed by the Company in connection with the separation from Ashford Trust. The plan allowed participants to defer up to 100% of their base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. In connection with our spin-off and the assumption of the DCP obligation by the Company, the DCP was modified to give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. The DCP is carried at fair value with changes in fair value reflected in “salaries and benefits” in our consolidated statements of operations. See note 17.
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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities, beginning in 2017, in Mexico and the Dominican Republic and, beginning in 2018, in the U.S. Virgin Islands. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several COVID-19 tax related measures passed as part of the CARES Act. Among these is the extension of the deferral period of the remittance of Social Security taxes. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Company has deferred $0 and $1.3 million of Social Security taxes within “accounts payable and accrued expenses” in our consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively, related to the Consolidated Appropriations Act, 2021.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). ASU 2019-10 revised the mandatory adoption date for public business entities that meet the definition of a smaller reporting company to be effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 and ASU 2019-10 effective January 1, 2023 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company continues to evaluate whether the adoption of ASU 2020-06 will have any impact on the Company’s financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Prior to the fourth quarter of 2021, advisory fees under the Second Amended and Restated Advisory Agreement earned from Ashford Trust in 2021 in excess of the Advisory Fee Cap were a form of variable consideration that were constrained and deferred until such fees were probable of not being subject to significant reversal. The Advisory Fee Cap was approximately $29.0 million each year as stated in the Oaktree Credit Agreement. As a result, base advisory fee revenue in 2021 was recognized each month equal to the lesser of (1) base fees calculated as described above based on Ashford Trust’s market capitalization or (2) 1/12th of $29.0 million.
On October 12, 2021, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with Oaktree. Amendment No. 1, subject to the conditions set forth therein, among other things, suspended Ashford Trust’s obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans under the Oaktree Credit Agreement. In the fourth quarter of 2021, Ashford Trust met the requirements to suspend its obligation to subordinate fees due under the Second Amended and Restated Advisory Agreement and paid the Company $7.2 million for advisory fees that had been deferred in 2021 as a result of the Advisory Fee Cap. Based upon Ashford Trust’s ability to meet the requirements stated in Amendment No. 1, the Company concluded that base fees from our Second Amended and Restated Advisory Agreement with Ashford Trust which exceed the Advisory Fee Cap were no longer probable of being subject to significant reversal and were recorded within “advisory services fees” in our consolidated statements of operations based upon the fees calculated from Ashford Trust’s market capitalization as described above.
For Braemar, the base fee is paid monthly in an amount equal to 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our Fifth Amended and Restated Advisory Agreement with Braemar, as amended, subject to certain minimums.
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three year period. The second and third year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition. Braemar’s 2022 annual total stockholder return met the relevant incentive fee thresholds during the 2022 measurement period and $268,000 was recognized as incentive advisory fees in 2022 for the first year installment which was paid in January of 2023. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022, 2021 and 2020 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 and 2020 measurement periods.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees, incentive management fees and other management fees. Base management fees, incentive management fees and other management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar whenever a hotel’s gross operating profit (“GOP”) exceeds the hotel’s budgeted GOP. The incentive fee is equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s GOP exceeds the hotel’s budgeted GOP. The base management fees and incentive management fees that Remington receives for third-party owned properties vary by property. Other management fees primarily includes fixed monthly accounting fees and fees for revenue management services at certain third-party properties.
Design and Construction Fees Revenue
Design and construction fees revenue primarily consists of revenue generated by our subsidiary, Premier Project Management LLC (“Premier”). Premier provides design and construction management services, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services and freight management at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The recognition of cost reimbursement revenue and reimbursed expenses for centralized software programs reimbursed by Ashford Trust and Braemar may result in temporary timing differences in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2022	2021
Balance as of January 1	$10,905	$21,359
Increases to deferred income	11,531	11,774
Recognition of revenue (1)	(14,636)	(22,228)
Balance as of December 31	$7,800	$10,905
________
(1)    Deferred income recognized in the year ended December 31, 2022 includes (a) $2.4 million of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $3.5 million of audio visual revenue, (c) $2.3 million of other revenue primarily related to Ashford Trust’s agreement with Lismore (see note 19), and (d) $6.4 million of “other services” revenue earned by our products and services companies, excluding Lismore. Deferred income recognized in the year ended December 31, 2021 includes (a) $2.1 million of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $2.1 million of audio visual revenue, (c) $11.2 million of other revenue related to Ashford Trust’s and Braemar’s agreements with Lismore, which includes a $1.2 million cumulative catch-up adjustment to revenue which was previously considered constrained (see note 19), and (d) $6.9 million of “other services” revenue earned by our products and services companies, excluding Lismore.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See note 19. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at December 31, 2022.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $17.6 million and $7.6 million included in “accounts receivable, net” primarily related to our products and services segment, $0 and $2.6 million in “due from Ashford Trust”, and $11.8 million and $1.1 million included in “due from Braemar” related to REIT advisory services at December 31, 2022 and December 31, 2021, respectively. We had no impairments related to these receivables during the years ended December 31, 2022, 2021 and 2020. See note 19.
Disaggregated Revenue
Our revenues were comprised of the following for the years ended December 31, 2022, 2021 and 2020 respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2022	2021	2020
Advisory services fees:
Base advisory fees	$47,592	$47,045	$44,725
Incentive advisory fees	268	—	—
Other advisory revenue	521	521	522
Total advisory services fees revenue	48,381	47,566	45,247

Hotel management fees:
Base fees	34,072	21,291	17,126
Incentive fees	8,533	4,969	—
Other management fees	3,943	—	—
Total hotel management fees revenue	46,548	26,260	17,126

Design and construction fees revenue	22,167	9,557	8,936

Audio visual revenue	121,261	49,880	37,881

Other revenue:
Watersports, ferry and excursion services (1)	26,309	23,867	9,663
Debt placement and related fees (2)	4,222	12,384	8,412
Cash management fees (3)	135	—	—
Claims management services	20	81	226
Other services (4)	13,626	10,997	7,301
Total other revenue	44,312	47,329	25,602

Cost reimbursement revenue	361,763	203,975	158,559

Total revenues	$644,432	$384,567	$293,351

REVENUES BY SEGMENT (5)
REIT advisory	$77,347	$74,616	$70,169
Remington	356,435	197,802	145,596
Premier	32,247	12,413	11,604
INSPIRE	121,418	49,900	37,881
RED	26,335	23,867	9,663
OpenKey	1,484	1,965	1,479
Corporate and other	29,166	24,004	16,959
Total revenues	$644,432	$384,567	$293,351
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
(3)     Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities. See note 1 to our consolidated financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(4)     Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties, and the revenue of Marietta, which held the leasehold rights to a single hotel and convention center property in Marietta, Georgia, and was acquired by Ashford Trust on December 16, 2022. See note 5.
(5)    We have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Marietta and Pure Wellness into an “all other” category, which we refer to as “Corporate and Other.” See note 21 for discussion of segment reporting.
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Our INSPIRE reporting segment conducts business in the United States, Mexico, and the Dominican Republic. RED conducts business in the United States and the Turks and Caicos Islands, a territory of the United Kingdom.
The following table presents revenue from INSPIRE and RED geographically for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2022	2021	2020
INSPIRE:
United States	$92,418	$39,164	$28,923
Mexico	22,087	7,724	7,100
Dominican Republic	6,913	2,992	1,858
Total audio visual revenue	$121,418	$49,880	$37,881
RED:
United States	$22,354	$22,665	$9,663
United Kingdom (Turks and Caicos Islands)	3,981	1,202	—
Total watersports, ferry and excursion services	$26,335	$23,867	$9,663
4. Acquisitions
Chesapeake
On April 15, 2022, the Company acquired privately held Chesapeake, a third-party hotel management company. The Company paid to the sellers $6.3 million in cash, subject to certain adjustments, and issued to the sellers 378,000 Series CHP Convertible Preferred Units of Ashford Holdings (the “Series CHP Units”) at $25 per Unit, for a total liquidation value of $9.45 million. The Series CHP Units include a discount of $8.1 million resulting in a total fair value of $1.4 million. The discount is due to the Company’s ability to convert the Series CHP Units to common units of Ashford Holdings at the preferred conversion price of $117.50. Common units of Ashford Holdings are exchangeable into common stock of the Company on a 1:1 ratio. The sellers also have the ability to earn up to $10.25 million of additional consideration based on the base management fee contribution from the acquired business for the trailing 12 month periods ending March 2024 and March 2025, respectively, for a total potential purchase consideration of $18.1 million, subject to certain adjustments. The first $6.3 million of such additional consideration is payable in cash and any amounts payable in excess of such $6.3 million may be satisfied by the issuance of shares of common stock of the Company, common units of Ashford Holdings or additional Series CHP Units, as determined by the Company in its sole discretion.
The acquisition of Chesapeake was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections for Chesapeake and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. In the third quarter of 2022, we recorded an adjustment to increase the working

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
capital paid to the sellers by $73,000. In the fourth quarter of 2022, we finalized the valuation of the acquired assets and liabilities associated with the acquisition. For goodwill reporting purposes, the operations and goodwill for Chesapeake are included in our Remington reporting unit as they are similar businesses. See note 7.
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
Results of Chesapeake
The results of operations of Chesapeake have been included in our results of operations since the acquisition date of April 15, 2022. Our consolidated statements of operations for the year ended December 31, 2022 include total revenue from Chesapeake of $43.1 million. In addition, our consolidated statements of operations for the year ended December 31, 2022 includes net income from Chesapeake of $3.0 million.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Chesapeake acquisition had occurred on January 1, 2021, and the removal of $1.9 million of transaction costs directly attributable to the acquisition (net of the incremental tax expense) for the year ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021
Total revenues	$657,352	$419,832
Net income (loss)	3,531	(14,047)
Net income (loss) attributable to common stockholders	(32,403)	(49,895)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Marietta Disposition
On June 26, 2018, the Company entered into the Ashford Trust ERFP Agreement with Ashford Trust. On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The Company remained obligated to fund the remaining $11.4 million ERFP commitment from Ashford Trust’s acquisition of the Embassy Suites Manhattan hotel under the Ashford Trust ERFP Agreement by December 31, 2022. See note 19.
On December 16, 2022, the Company and Ashford Trust entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) pursuant to which, effective as of December 16, 2022, Ashford Trust acquired all of the equity interests in Marietta and, in exchange, Ashford Trust forgave, cancelled and discharged in full the Company’s outstanding $11.4 million ERFP commitment to Ashford Trust. The Company incurred a loss on the disposition of Marietta related to the net assets of Marietta on the disposal date of approximately $1.2 million which is included in “other” operating expense in our consolidated statements of operations.
Since the disposition of Marietta does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. The results of operations of Marietta are included in net income (loss) through the date of disposition as shown in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020. The following table includes financial information from Marietta in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Other revenue	$9,763	$6,336	$3,936
Depreciation and amortization	(1,206)	(1,260)	(1,260)
General and administrative	(113)	48	(163)
Other expenses	(7,047)	(3,758)	(2,882)
Operating income (loss)	1,397	1,366	(369)
Interest expense	(2,399)	(2,539)	(2,470)
Loss before income taxes	$(1,002)	$(1,173)	$(2,839)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On the date of disposition, the assets and liabilities related to Marietta were as follows (in thousands):

December 16, 2022
Assets
Current assets:
Cash and cash equivalents	$1,067
Restricted cash	1,056
Accounts receivable, net	22
Inventories	48
Prepaid expenses and other	364
Total current assets	2,557
Property and equipment, net	40,381
Total assets	$42,938
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$582
Due to affiliates	242
Finance lease liabilities	845
Total current liabilities	1,669
Finance lease liabilities	40,025
Total liabilities	41,694
Net assets disposed	$1,244
6. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Marietta Leasehold L.P. finance lease	$—	$44,294
Rental pool equipment	26,563	20,498
FF&E leased to Ashford Trust	11,283	19,688
FF&E leased to Braemar	1,616	1,744
Property and equipment	11,726	10,370
Marine vessels	17,789	15,153
Leasehold improvements	1,148	1,177
Computer software	1,266	1,244
Total cost	71,391	114,168
Accumulated depreciation	(29,600)	(30,602)
Property and equipment, net	$41,791	$83,566
For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $12.7 million, $12.9 million and $18.0 million, respectively. Depreciation and amortization expense on the statement of operations for the years ended December 31, 2022, 2021 and 2020 excludes depreciation expense related to audio visual equipment of $4.9 million, $5.0 million and $4.9 million, respectively, which is included in “cost of revenues for audio visual” and depreciation expense related to marine vessels of $1.4 million, $929,000, and $795,000, respectively, which is included in “other” operating expense in our consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Goodwill and Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and December 31, 2021, are as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at January 1, 2021	$54,605	$1,235	$782	$56,622
Balance at December 31, 2021	54,605	1,235	782	56,622
Changes in goodwill:
Additions (2)	1,980	—	—	1,980
Adjustments (2)	73	—	—	73
Balance at December 31, 2022	$56,658	$1,235	$782	$58,675
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) The addition relates to the Company’s acquisition of Chesapeake and subsequent adjustments to the purchase price. See note 4.
Intangible Assets
Intangible assets, net as of December 31, 2022 and December 31, 2021, are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts (1)	$114,731	$(40,519)	$74,212	$107,600	$(28,284)	$79,316
Premier management contracts	194,000	(53,415)	140,585	194,000	(41,619)	152,381
INSPIRE customer relationships	9,319	(5,527)	3,792	9,319	(4,409)	4,910
RED boat slip rights	3,100	(535)	2,565	3,100	(380)	2,720
Pure Wellness customer relationships	175	(175)	—	175	(166)	9
	$321,325	$(100,171)	$221,154	$314,194	$(74,858)	$239,336

	Gross Carrying Amount			Gross Carrying Amount	Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900	$—	$4,900
INSPIRE trademarks (2)	—			1,160	(1,160)	—
RED trademarks	490			490	—	490
	$5,390			$6,550	$(1,160)	$5,390
________
(1) As of December 31, 2022, Remington’s management contracts include $7.1 million of gross management contracts acquired in the Company’s acquisition of Chesapeake. See note 4.
(2) During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment in the year ended December 31, 2021. See note 11.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization expense for definite-lived intangible assets was $25.3 million, $25.6 million, and $27.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. The useful lives of our customer relationships range from five to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 and 20 years, respectively.
Expected future amortization expense of definite-lived intangible assets as of December 31, 2022 are as follows (in thousands):

2023	$24,046
2024	21,558
2025	18,675
2026	16,942
2027	15,451
Thereafter	124,482
Total	$221,154

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	December 31, 2022	December 31, 2021
Credit facility (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or LIBOR (3) +7.35%	$70,000	$—
Term loan (9)	Ashford Inc.	March 19, 2024	Base Rate (2) + 2.00% to 2.25% or LIBOR (3) +3.00% to 3.25%	—	27,271
Note payable (12)	Ashford Inc.	February 29, 2028	4.00%	1,495	1,746
Term loan (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.75%	17,300	20,000
Revolving credit facility (5) (7) (10)	INSPIRE	January 1, 2024	Prime Rate (4) + 2.75%	—	1,869
Revolving credit facility (5) (13)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	100
Revolving credit facility (5) (8) (14)	RED	December 5, 2023	Prime Rate (4) + 1.75%	—	—
Term loan (5) (8) (15)	RED	July 18, 2029	6.00%	1,596	1,641
Term loan (5) (8)	RED	July 18, 2023	6.50%	337	607
Term loan (5) (8) (16)	RED	August 5, 2029	Prime Rate (4) + 2.00%	858	888
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,980	2,143
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	3,006	3,357
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00%	641	—
Draw term loan (5) (8) (17)	RED	March 17, 2032	5.00%	640	—
Draw term loan (5) (8) (18)	RED	Various (18)	Prime Rate (4) + 1.00%	1,099	—
Total notes payable				99,102	59,622
Capitalized default interest, net (11)				148	290
Deferred loan costs, net				(2,643)	(518)
Original issue discount, net (9)				(1,732)	—
Notes payable including capitalized default interest and deferred loan costs, net				94,875	59,394
Less current portion				(5,195)	(6,725)
Total notes payable, net - non-current				$89,680	$52,669
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
(3)     The one-month LIBOR rate was 4.39% and 0.10% at December 31, 2022 and December 31, 2021, respectively.
(4)     The Prime Rate was 7.50% and 3.25% at December 31, 2022 and December 31, 2021, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility is collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $7.5 million and $5.0 million as of December 31, 2022 and December 31, 2021, respectively. INSPIRE’s term loan is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $13.6 million and $12.5 million as of December 31, 2022 and December 31, 2021, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(9)    On April 1, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Company used a portion of the proceeds from the Credit Agreement to pay off the remaining $26.6 million balance of the Company’s existing Term Loan Agreement and pay dividends to the holders of the Series D Convertible Preferred Stock. On April 18, 2022, the Company drew an additional $20.0 million on the Credit Facility. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either the Eurodollar Rate (defined as LIBOR or a comparable or successor rate, with a floor of 0.25%) plus an applicable margin, or the base rate (defined as the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar Rate plus 1.00%, with a floor of 1.25%) plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Eurodollar loans will be 7.35% per annum and the applicable margin for base rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of December 31, 2022, the amount unused under the Credit Facility was $30.0 million.
(10)    On December 31, 2020, INSPIRE amended its credit agreement dated as of November 1, 2017 (the “INSPIRE Amendment”). The maximum borrowing capacity under the INSPIRE Amendment for the revolving credit facility is $3.0 million. As of December 31, 2022, the amount unused under INSPIRE’s revolving credit facility was $3.0 million. The INSPIRE Amendment provides INSPIRE with an option to elect a one-year extension subject to satisfaction of certain conditions, including a payment of a one-time, permanent principal reduction of the term loan of not less than $2.5 million and other fees as of the date of INSPIRE’s election to extend. Pursuant to the INSPIRE Amendment, INSPIRE’s obligations to comply with certain financial and other covenants were waived until March 31, 2023. Amounts borrowed under the revolving credit facility and the term loan bear interest at the Prime Rate plus a margin of 1.25%, with the margin increasing by 0.25% beginning on July 1, 2021 and at the beginning of each successive quarter thereafter. Commencing January 1, 2022, INSPIRE is required to make monthly payments under the term loan of $200,000 through June 2022, $250,000 through December 2022 and $300,000 thereafter.
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
(13)    As of December 31, 2022, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
(14)    As of December 31, 2022, the amount unused under RED’s revolving credit facility was $250,000.
(15)    On July 18, 2019, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(16)    On July 23, 2021, RED entered into a term loan agreement with a maximum principal amount of $900,000. RED was not required to make any payments of principal until May 5, 2022.
(17)    On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which convert to term loans once fully drawn. Each loan bears an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%. As of December 31, 2022, the amount unused under RED’s non-revolving line of credit loans were $859,000 and $860,000, respectively.
(18)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converts into individual term loans as RED draws upon the facility. The loans under the facility bear an interest rate at the Wall Street Journal Prime Rate plus 1.0%. The term length of the loans once drawn is either five or 10 years based upon the amount drawn. As of December 31, 2022, the maturity dates for amounts drawn under the facility were November 30, 2027 and December 28, 2027, and the amount remaining unused under RED’s non-revolving line of credit was $401,000.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2022, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
Maturities and scheduled amortization of long-term debt as of December 31, 2022, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2023 (1)	$5,047
2024	14,750
2025	1,134
2026	1,224
2027	71,977
Thereafter	4,970
Total	$99,102
__________________
(1)     Excludes $148,000 of capitalized default interest, net which is included in the current portion of “notes payable, net” in our consolidated balance sheets.
9. Leases
We lease certain office space, warehouse facilities, vehicles and equipment under operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the years ended December 31, 2022, 2021 and 2020, we recorded $3.3 million, $3.4 million and $3.4 million in rent expense related to our corporate office lease with RHC. Operating lease obligations expire at various dates with the latest maturity in 2028. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We additionally lease certain equipment and boat slips which are accounted for as finance leases. Prior to Ashford Trust’s acquisition of Marietta on December 16, 2022, finance lease assets included a lease of a single hotel and convention center property in Marietta, Georgia, from the City of Marietta. The net book value of finance lease assets is included in “property and equipment, net” in our consolidated balance sheets. Amortization of finance lease assets is included in “depreciation and amortization” expense in our consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2022 and 2021, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$23,844	$26,975
Finance lease assets	Property and equipment, net	3,236	44,333
Total leased assets		$27,080	$71,308

Liabilities
Current
Operating	Operating lease liabilities	$3,868	$3,628
Finance	Finance lease liabilities	1,456	1,065
Noncurrent
Operating	Operating lease liabilities	20,082	23,477
Finance	Finance lease liabilities	1,962	43,479
Total leased liabilities		$27,368	$71,649
We incurred the following lease costs related to our operating and finance leases (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2022	2021	2020
Operating lease cost
Rent expense (1)	General and administrative	$6,060	$5,654	$5,327
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,624	1,455	1,458
Interest on lease liabilities	Interest expense	2,616	2,727	2,626
Total lease cost		$10,300	$9,836	$9,411
__________________
(1)    The years ended December 31, 2022, 2021 and 2020 include short term lease expense of $619,000, $442,000 and $227,000, respectively.
The years ended December 31, 2022, 2021 and 2020 include the following operating and finance lease additions (in thousands):

	Year Ended December 31,
Lease Additions	2022	2021	2020
Operating leases	$298	$607	$1,350
Finance leases	$903	$—	$1,869
For the years ended December 31, 2022, 2021 and 2020, cash paid amounts included in the measurement of lease liabilities included (in thousands):

	Year Ended December 31,
Lease Payments	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,505	$3,713	$3,650
Financing cash flows from finance leases	$1,160	$439	$785

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2022, future minimum lease payments on operating leases and financing leases and total future minimum lease payments to be received were as follows (in thousands):

	Operating Leases	Finance Leases	Sublease Payments to be Received
2023	$4,980	$1,475	$215
2024	4,660	263	105
2025	4,052	235	83
2026	3,781	215	83
2027	3,705	206	83
Thereafter	9,204	1,792	76
Total minimum lease payments (receipts)	30,382	4,186	$645
Imputed interest	(6,432)	(768)
Present value of minimum lease payments	$23,950	$3,418
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

	December 31, 2022	December 31, 2021	December 31, 2020
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	8.74	9.34	9.93
Finance leases (2)	8.17	31.49	32.30
Weighted-average discount rate
Operating leases	5.2%	5.2%	5.2%
Finance leases	6.6%	6.2%	6.2%
__________________
(1)    The weighted-average remaining lease term includes two optional 10 year extension periods for our INSPIRE headquarters in Irving, Texas, as failure to renew the lease would result in INSPIRE incurring significant relocation costs.
(2)    The weighted-average remaining lease term as of December 31, 2021 and 2020 includes our lease with the City of Marietta with a lease term through December 31, 2054. On December 16, 2022, Marietta was acquired by Ashford Trust. See note 5.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$18,841	$11,682
Accrued payroll expense	30,626	23,648
Accrued vacation expense	2,418	3,427
Accrued interest	381	259
Other accrued expenses	3,813	881
Total accounts payable and accrued expenses	$56,079	$39,897
11. Fair Value Measurements
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
December 31, 2022
Assets
Restricted Investment:
Ashford Trust common stock	$57	(1)	$—		$—		$57
Braemar common stock	246	(1)	—		—		246
Total	$303		$—		$—		$303
Liabilities
Contingent consideration	$—		$—		$(2,320)	(2)	$(2,320)
Subsidiary compensation plan	—		(74)	(1)	—		(74)
Deferred compensation plan	(2,849)		—		—		(2,849)
Total	$(2,849)		$(74)		$(2,320)		$(5,243)
Net	$(2,546)		$(74)		$(2,320)		$(4,940)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through December 31, 2022, which are distributed to the plan participants upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, which is reported within long-term “other liabilities” in our consolidated balance sheets. See notes 1 and 4.

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
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2021	$—
Acquisition of Chesapeake	(1,670)
Gains (losses) from fair value adjustments included in earnings	(650)
Balance at December 31, 2022	$(2,320)
__________________
(1) The Company measures contingent consideration liabilities at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are a) a discount rate, with a range of 34.90% to 35.35%; b) a forward looking risk-free rate, with a range of 4.22% to 4.69%; and c) a volatility rate of 52.64%.
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
As of December 31, 2022 and December 31, 2021, our Remington segment had $56.7 million and $54.6 million, respectively, of goodwill remaining and our Premier and INSPIRE segments had no goodwill remaining. No impairment charges or any other adjustments related to goodwill were recorded for the years ended December 31, 2022 or December 31, 2021.
Indefinite-Lived Intangible Assets
As a result of the negative impact of the COVID-19 pandemic on our business, we concluded that sufficient indicators existed to require us to perform an interim quantitative impairment assessment of intangible assets as of March 31, 2020. During the first quarter of 2020, we engaged a third-party valuation expert to assist in determining the fair value of our indefinite-lived trademarks. We recognized intangible asset impairment charges of $7.6 million related to trademarks within our Remington and INSPIRE segments which resulted from changes in estimated future revenues. We updated this assessment in the fourth quarter of 2020 and recorded an additional impairment charge of $340,000 related to the INSPIRE trademarks. The Remington and INSPIRE trademarks were written down to $4.9 million and $1.2 million, respectively, based on a valuation using the relief-from-royalty method, which includes unobservable Level 3 inputs including royalty rates and projected revenues.
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable Level 3 inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment for the year ended December 31, 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, INSPIRE customer relationships and RED boat slip rights resulting from our acquisitions. During the year ended December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to the carrying values. Approximately $36,000 of impairment charges related to long-lived assets were recorded in 2020 based on the results of the recoverability tests using Level 3 inputs.
Effect of Fair Value Measured Assets and Liabilities on Our Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Year Ended December 31,
	2022	2021	2020
Assets
Unrealized gain (loss) on investment: (1)
Ashford Trust common stock	$40	$—	$—
Braemar common stock	(67)	—	—
Realized gain (loss) on investment: (2)
Ashford Trust common stock	(109)	(336)	(200)
Braemar common stock	23	(42)	(186)
Goodwill (3)	—	—	(180,783)
Intangible assets, net (3)	—	(1,160)	(8,018)
Property and equipment, net (3)	—	—	(36)
Total	$(113)	$(1,538)	$(189,223)
Liabilities
Contingent consideration (4)	$(650)	$(23)	$(436)
Subsidiary compensation plan (5)	117	(295)	131
Deferred compensation plans (5)	477	(1,671)	3,012
Total	$(56)	$(1,989)	$2,707
Net	$(169)	$(3,527)	$(186,516)
__________________
(1)     Represents the unrealized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. Reported as a component of “other income (expense)” in our consolidated statements of operations.
(2)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
(3)    See above for discussion of impairment.
(4)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the year ended December 31, 2022 related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake acquired in April of 2022. The changes in the fair value in the years ended December 31, 2021 and 2020 related to the level of achievement of certain performance targets and stock consideration collars associated with the Company’s previous acquisition of BAV. Changes in the fair value of contingent consideration are reported within “other” operating expense in our consolidated statements of operations.
(5)    Reported as a component of “salaries and benefits” in our consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2022
Equity securities (1)	$821	$—	$(518)	$303
__________________
(1)     Distributions of $365,000 of available-for-sale securities occurred in the year ended December 31, 2022.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2021
Equity securities (1)	$1,068	$—	$(492)	$576
__________________
(1)     Distributions of $855,000 of available-for-sale securities occurred in the year ended December 31, 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Summary of Fair Value of Financial Instruments
Certain of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$303	$303	$576	$576
Financial liabilities measured at fair value:
Deferred compensation plan	$2,849	$2,849	$3,326	$3,326
Contingent consideration	2,320	2,320	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$44,390	$44,390	$37,571	$37,571
Restricted cash	37,058	37,058	34,878	34,878
Accounts receivable, net	17,615	17,615	7,622	7,622
Notes receivable	2,041	2,041	2,880	2,880
Due from affiliates	463	463	165	165
Due from Ashford Trust	—	—	2,575	2,575
Due from Braemar	11,828	11,828	1,144	1,144
Investments in unconsolidated entities	4,217	4,217	3,581	3,581
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$56,079	$56,079	$39,897	$39,897
Dividends payable	27,285	27,285	34,574	34,574
Due to affiliates	15	15	—	—
Due to Ashford Trust	1,197	1,197	—	—
Other liabilities	26,547	26,547	25,899	25,899
Notes payable	99,102	94,147 to 104,057	59,622	56,641 to 62,603
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
Contingent consideration. The liability associated with the Company’s acquisition of Chesapeake was carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our consolidated statements of operations. This is considered a Level 3 valuation technique. See note 11.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from affiliates, due to/from Ashford Trust, due from Braemar, notes receivable, accounts payable and accrued expenses, dividends payable, due to affiliates and other liabilities. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
13. Commitments and Contingencies
Note Receivable—As of December 31, 2022, we have a note receivable to an affiliate BP Annex Dev LLC for $535,000. BP Annex Dev LLC has the ability to borrow an additional $465,000 for a maximum note commitment of $1.0 million from the Company. The note bears interest at 8.00% and matures on November 11, 2026. The note receivable is recorded in “other assets” in our consolidated balance sheet.
Release and Waiver Agreement—On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of December 31, 2022, the Company’s remaining commitment to Mr. Welter totaled approximately $5.1 million.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in The Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. Therefore, as of December 31, 2022, no amounts have been accrued.
On June 23, 2021, a lawsuit was filed in the United States District Court of the Virgin Islands, Division of St. Thomas and St. John (the “Federal Court”) against one of the Company’s subsidiaries. In the lawsuit, the plaintiff alleges negligence and gross negligence against both our subsidiary and a purported agent of our subsidiary and negligent entrustment against our subsidiary in connection with personal injuries allegedly suffered by the plaintiff. The claims were tendered to our insurance company who denied coverage as to the purported agent and issued a reservation of rights letter during the third quarter of 2022 with respect to our subsidiary’s coverage. We have asserted a number of defenses including a statutory defense that would limit our subsidiary’s liability regardless of whether coverage is afforded or not. The parties participated in a mediation conference on June 29, 2022 but were unable to resolve any of the disputes at issue. During the third quarter of 2022, the purported agent entered into a stipulated judgment for his liability and assigned to the plaintiff any and all claims he may have, including those he may have against our insurers. Subsequently, on July 28, 2022, the plaintiff, individually and as assignee of the purported agent’s claims, filed a separate lawsuit in the Superior Court of the Virgin Islands, Division of St. Thomas and St. John (the “Superior Court”) against our insurers and our subsidiary (the “Superior Court Case”). On August 26, 2022, our insurer filed a Notice of Removal to remove the Superior Court Case to the Federal Court and is in the process of defending against the plaintiff’s Motion to Remand this second lawsuit back to the Superior Court. In this second lawsuit, the plaintiff seeks certain declaratory relief as to our insurance policies and asserts allegations of fraud and bad faith denial of coverage of our subsidiary’s purported agent by our insurers and a breach of contract claim against our subsidiary under a theory of insufficient insurance coverage. Specifically, the purported agent has alleged a breach of contract claim against our subsidiary based on being an alleged third-party beneficiary of a contract between our subsidiary and another entity that required our subsidiary to hold specific insurance coverages. We believe the claims asserted against our subsidiary in this second lawsuit are frivolous. A hearing occurred on February 23, 2023 in the first lawsuit to determine if the Federal Court will bifurcate the lawsuit and first decide whether the statutory defense will apply. The Court has not yet made a ruling as to whether the lawsuit will be bifurcated. We intend to vigorously defend these lawsuits and believe that the amount of any potential loss to the Company is immaterial.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
14. Equity (Deficit)
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
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Income) loss attributable to noncontrolling interests:
OpenKey	$1,005	$799	$670
RED	—	(51)	412
Pure Wellness	166	(70)	75
Other	—	—	21
Total net (income) loss attributable to noncontrolling interests	$1,171	$678	$1,178

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. Redeemable noncontrolling interests in Ashford Holdings includes the Series CHP Unit preferred membership interest issued in our acquisition of Chesapeake in April of 2022 and the membership interests of common unit holders. Redeemable noncontrolling interest additionally includes redeemable ownership interests in the common stock of our consolidated subsidiary OpenKey for the years ended December 31, 2021 and 2020 and INSPIRE for the year ended December 31, 2020. See also note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(448)	$63	$432
INSPIRE	—	—	1,148
OpenKey	—	152	665
Total net (income) loss attributable to redeemable noncontrolling interests	$(448)	$215	$2,245
Series CHP Units—In connection with the acquisition of Chesapeake, Ashford Holdings issued 378,000 Series CHP Units to the sellers of Chesapeake. The Series CHP Units represent a preferred membership interest in Ashford Holdings having a priority in payment of cash dividends over the common unit holders of Ashford Holdings. Each Series CHP Unit (i) has a liquidation value of $25 plus all unpaid accrued and accumulated distributions thereon; (ii) is entitled to cumulative dividends at the rate of 7.28% per annum, payable quarterly in arrears; (iii) participates in any dividend or distribution paid on all outstanding common units of Ashford Holdings in addition to the preferred dividends; (iv) is convertible, along with the aggregate accrued or accumulated and unpaid distributions thereon, into common units of Ashford Holdings at the option of the holder or the issuer, which common units of Ashford Holdings will then be redeemable by the holder thereof into common stock of the Company on a 1:1 ratio or cash, at the Company’s discretion; and (v) provides for customary anti-dilution protections. The number of common units of Ashford Holdings to be received upon conversion of Series of CHP Units, along with the aggregate accrued or accumulated and unpaid distributions thereon, is determined by: (i) multiplying the number of Series CHP Units to be converted by the liquidation value thereof; and then (ii) dividing the result by the preferred conversion price, which is $117.50 per unit. In the event the Company fails to pay the required dividends on the Series CHP Units for two consecutive quarterly periods (a “Preferred Unit Breach”), then until such arrearage is paid in cash in full, the dividend rate on the Series CHP Units will increase to 10.00% per annum until no Preferred Unit Breach exists. Except with respect to certain protective provisions, no holder of Series CHP Units will have voting rights in its capacity as such. As long as any Series CHP Units are outstanding, the Company is prohibited from taking specified actions without the consent of at least 50% of the holders of Series CHP Units, including (i) modifying the terms, rights, preferences, privileges or voting powers of the Series CHP Units or (ii) altering the rights, preferences or privileges of any Units of Ashford Holdings so as to adversely affect the Series CHP Units.
For the year ended December 31, 2022, the Company recorded net income attributable to redeemable noncontrolling interests of $489,000 to the Series CHP Unit holders which is included in Ashford Holdings in the table above.
Convertible Preferred Stock—Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share plus the amount of all unpaid accrued and accumulated dividends on such share; (ii) accrues cumulative dividends at the rate of: (a) 6.59% per annum until November 6, 2020; (b) 6.99% per annum from November 6, 2020 until November 6, 2021; and (c) 7.28% per annum thereafter; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible, along with all unpaid accrued and accumulated dividends thereon, into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
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
After June 30, 2026, we will have the option to purchase all or any portion of the Series D Convertible Preferred Stock (except that the option to purchase may not be exercised with respect to shares of Series D Convertible Preferred Stock with an aggregate purchase price less than $25.0 million) on a pro rata basis among all holders of the Series D Convertible Preferred Stock (subject to the ability of the holders to provide for an alternative allocation amongst themselves), at a price per share equal to: (i) $25.125; plus (ii) all accrued and unpaid dividends (provided any holder of Series D Convertible Preferred Stock shall be entitled to exercise its right to convert its shares of Series D Convertible Preferred Stock into common stock not fewer than five business days before such purchase is scheduled to close).
Under the applicable authoritative accounting guidance, the increasing dividend rate feature of the Series D Convertible Preferred Stock resulted in a discount that was reflected in the fair value of the preferred stock, which was recorded in “Series D Convertible Preferred Stock, net of discount” on our consolidated balance sheets, until the increasing dividend rate feature ended on November 6, 2021. For the years ended December 31, 2021 and 2020, we recorded $1.1 million and $2.9 million, respectively, of amortization related to preferred stock discounts.
On April 10, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for accrued and unpaid dividends for the quarters ended June 30, 2020 and December 31, 2020 to stockholders of record as of April 11, 2022. The Company paid the dividend of approximately $17.8 million, or $0.932 per share of Series D Convertible Preferred Stock, on April 15, 2022. Dividends for the Series D Convertible Preferred Stock remain in arrears for the quarters ended June 30, 2021 and December 31, 2021. As of December 31, 2022, the Company had aggregate undeclared preferred stock dividends of approximately $18.4 million, which relates to the second and fourth quarters of 2021. On each of April 15, 2022, July 15, 2022 and October 14, 2022 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2022. On December 13, 2022, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended December 31, 2022. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on January 13, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $27.1 million and $34.6 million at December 31, 2022 and December 31, 2021, respectively, are recorded as a liability in our consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the years ended December 31, 2022, 2021, and 2020 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Preferred dividends - declared	$52,618	$16,706	$15,815
Preferred dividends per share - declared	$2.7520	$0.8737	$0.8271
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	December 31, 2022	December 31, 2021
Aggregate preferred dividends - undeclared	$18,414	$34,574
Aggregate preferred dividends - undeclared per share	$0.9631	$1.8083
16. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 3,042,946 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2022, 594,121 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 724,987 shares of our common stock, or securities convertible into 724,987 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2023.
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our consolidated statements of operations. The components of equity-based compensation expense for the years ended December 31, 2022, 2021, and 2020 are presented below by award type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Equity-based compensation
Class 2 LTIP units and stock option amortization (1)	$1,398	$2,641	$4,347
Employee equity grant expense (2)	2,135	1,217	787
Director and other non-employee equity grants expense (3)	512	695	428
Total equity-based compensation	$4,045	$4,553	$5,562

Other equity-based compensation
REIT equity-based compensation (4)	$16,107	$19,098	$17,325
	$20,152	$23,651	$22,887
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(1)    As of December 31, 2022, the Company had approximately $286,000 of total unrecognized compensation expense related to the Class 2 LTIP Units (defined below) that will be recognized over a weighted average period of 2.2 years. The year ended December 31, 2022 includes total compensation expense of approximately $947,000 related to the modification of 74,000 and 150,000 fully vested stock options and Class 2 LTIP units, respectively, awarded to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options and Class 2 LTIP unit awards to December 2025. No other modifications were made to the original grant terms.
(2)    As of December 31, 2022, the Company had approximately $2.1 million of total unrecognized compensation expense related to restricted shares and LTIP units that will be recognized over a weighted average period of 1.5 years.
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
As of December 31, 2022, we had outstanding equity-based compensation awards as follows:
Stock Options—During the year ended December 31, 2022, we modified 74,000 fully vested stock options to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options to December 2025 which resulted in $313,000 of expense recognized on the extension date due to the increase in the fair value of the stock options. No other modifications were made to the original grant terms. No stock options were granted or modified for the years ended December 31, 2021 and 2020.
A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per option)	(In years)	(In thousands)
Outstanding, January 1, 2020	1,534	$67.66	6.79	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(100)	73.39	8.11	—
Outstanding, December 31, 2020	1,434	67.26	5.67	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(3)	69.51	7.67	—
Conversions to Class 2 LTIP Units	(631)	62.72	4.80
Outstanding, December 31, 2021	800	70.84	4.56	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(76)	85.97	—	—
Conversions to Class 2 LTIP Units	(150)	71.06	4.88	—
Outstanding, December 31, 2022	574	68.78	4.39	—
Options exercisable at December 31, 2022	574	$68.78	4.39	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2022, the Company did not have any remaining unrecognized compensation expense related to stock options.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Class 2 LTIP Units—On September 10, 2021, the independent members of the Board of Directors of the Company approved Amendment No. 1 (the “Amendment”) to the Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC (a subsidiary operating partnership of the Company), dated as of November 6, 2019 (the “LLC Agreement”). The purpose of the Amendment is to create a new class of Class 2 Long-Term Incentive Partnership Units (the “Class 2 LTIP Units”) in Ashford Hospitality Holdings LLC (“AHH”), which replicate the economics of a stock option granted by the Company by converting (prior to the applicable final conversion date) into a number of long-term incentive partnership units (the “LTIP Units”) in AHH based on the appreciation in a share of the Company’s common stock over the issue price of the applicable Class 2 LTIP Unit. LTIP Units are in turn convertible into common limited partnership units of AHH, which are themselves redeemable for cash or convertible into shares of the Company’s common stock on a 1-for-1 basis at the sole option of the Company. The Amendment was approved in order to provide certain executives of the Company the opportunity to substitute historical stock options granted by the Company with Class 2 LTIP Units awarded under the Company’s 2014 Incentive Plan, as amended, with such Class 2 LTIP Units having an issue price equal to the exercise price of the applicable substituted option, the same vesting conditions as the applicable substituted option and a final conversion date that is the same as the expiration date of the applicable substituted option. There is no incremental expense recognized upon conversion as the fair value of the Class 2 LTIP Units and the applicable substituted options are the same.
During the year ended December 31, 2022, certain executives converted 150,000 fully vested stock options to Class 2 LTIP Units. The fully vested stock options were granted in December 2014 and expiring in December 2022 under the original grant terms. Subsequent to the conversion of the stock options to Class 2 LTIP Units, the 150,000 Class 2 LTIP Units were modified to extend the expiration date from December 2022 to December 2025. The extension of the expiration date resulted in $634,000 of expense recognized on the extension date due to the increase in the fair value of the Class 2 LTIP Units. No other modifications were made to the original grant terms.
During the year ended December 31, 2022, 48,000 Class 2 LTIP Units were granted to an executive officer of the Company with a grant date fair value of $390,000. The units vest three years from the grant date with a maximum option term of ten years. The fair value of each Class 2 LTIP unit granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the Class 2 LTIP Units granted in the year ended December 31, 2022 are detailed below:

Year Ended December 31,
2022
Grant date fair value	$8.10
Assumptions used:
Expected volatility	75.2%
Expected term (in years)	6.5
Risk-free interest rate	2.2%
Expected dividend yield	—%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of Class 2 LTIP Unit activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2021	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Conversions from stock options	631	62.72	4.80	—
Outstanding, December 31, 2021	631	62.72	4.80	—
Granted	48	45.00	9.21	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Conversions from stock options	150	71.06	4.88	—
Outstanding, December 31, 2022	829	63.20	4.63	—
Options exercisable at December 31, 2022	781	$60.59	4.10	$—
The aggregate intrinsic value represents the difference between the exercise price of the Class 2 LTIP Units and the quoted closing common stock price as of the end of the period. At December 31, 2022, the Company had approximately $286,000 of total unrecognized compensation expense, related to Class 2 LTIP Units that will be recognized over the weighted average period of 2.2 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock—A summary of our restricted stock activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2022		2021		2020
	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant	Restricted Shares	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	303	$9.93	241	$10.45	—	$—
Restricted shares granted (1)	109	15.96	172	9.03	686	7.43
Restricted shares vested	(177)	10.54	(107)	9.19	(417)	5.78
Restricted shares forfeited	(7)	13.44	(3)	9.87	(28)	10.28
Outstanding at end of year	228	$12.25	303	$9.93	241	$10.45
________
(1) Equity-based compensation expense of $1.0 million, $580,000 and $1.0 million was recognized in connection with stock grants of 109,000, 172,000 and 390,000 to our employees and independent directors for the years ended December 31, 2022, 2021 and 2020, respectively. Restricted shares granted and vested for the year ended December 31, 2020 includes 296,000 shares which immediately vested related to the payment of 25% of the 2019 annual bonuses awarded to certain executive officers of the Company, including the Company’s named executive officers, which was delayed beyond their standard payment date in March 2020. Restricted shares that vested for the year ended December 31, 2022 had a fair value of $2.9 million at the date of vesting.
LTIP Units—Under our 2014 Incentive Plan, we are authorized to grant LTIP awards to certain executives and employees as compensation which have a vesting period of three years. All LTIP Units are convertible into common shares of AHH at a 1:1 ratio upon vesting.
A summary of our LTIP Unit activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2022
	LTIPs	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	—	$—
LTIPs granted (1)	39	16.14
Outstanding at end of year	39	$16.14
________
(1) Equity-based compensation expense of $164,000 was recognized in connection with the grant of 39,000 LTIP units for the year ended December 31, 2022. At December 31, 2022, all LTIP Units were unvested and the Company had approximately $460,000 of total unrecognized compensation expense related to LTIP Units.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our DSU activity, as it relates to equity-based compensation, is as follows (shares in thousands):

	Year Ended December 31,
	2022		2021		2020
	DSUs	Weighted Average Price Per Share at Grant	DSUs	Weighted Average Price Per Share at Grant	DSUs	Weighted Average Price Per Share at Grant
Outstanding at beginning of year	66	$9.68	43	$9.67	7	$31.79
DSUs granted (1)	16	15.27	23	9.70	37	6.12
DSUs settled	—	—	—	—	(1)	31.79
Outstanding at end of year	82	$10.76	66	$9.68	43	$9.67
________
(1) Equity-based compensation expense of $225,000 was recognized in connection with grants of 16,000, 23,000 and 37,000 immediately vested DSUs to our independent directors for each of the years ended December 31, 2022, 2021 and 2020, respectively.
17. Employee Benefit Plans
Deferred Compensation Plan—We administer a non-qualified deferred compensation plan (“DCP”) for certain executive officers and other employees which give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP for our executive officers are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our consolidated statements of operations and comprehensive income (loss).
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2022	2021	2020
Change in fair value
Unrealized gain (loss)	$477	$(1,671)	$3,012

Distributions
Fair value (1)	$—	$51	$11
Shares (1)	—	3	1
________
(1)    Distributions made to one participant.
As of December 31, 2022 and December 31, 2021, the carrying value of the DCP liability was $2.8 million and $3.3 million, respectively.
401(k) Plan—Ashford LLC and our consolidated subsidiaries sponsor 401(k) Plans. The 401(k) Plans are qualified defined contribution retirement plans that cover employees 21 years of age or older who have completed three months of service. The 401(k) Plans allow eligible employees to contribute, subject to Internal Revenue Service imposed limitations, to various investment funds. The Company and our consolidated subsidiaries make matching cash contributions equal to 100% of up to the first 3% of an employee’s eligible compensation contributed to the respective 401(k) Plan and cash contributions equal to 50% of up to the next 2% of an employee’s eligible compensation contributed to the respective 401(k) Plan. Both participant contributions and company matches vest immediately.
For the years ended December 31, 2022, 2021 and 2020, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $2.8 million, $0, and $884,000, respectively. For the years ended December 31, 2022, 2021 and 2020, “cost of revenues for design and construction” on our consolidated statements of operations included matching

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
expense of $183,000, $0 and $46,000, respectively. Due to the significant negative impact on the Company’s operations and financial results from COVID-19, the Company’s 401(k) match was temporarily suspended beginning in the second quarter of 2020 through the year ended December 31, 2021.
Subsidiary Compensation Plan—Remington has an employee compensation plan under which it awards to employees, subject to vesting, shares of Ashford Trust and Braemar common stock, which were purchased on the open market. The compensation plan liability is based on ratably accrued vested shares through December 31, 2022, which are exercisable upon vesting. As of December 31, 2022 and 2021, the subsidiary compensation plan accrued liability in the amount of $74,000 and $164,000, respectively, was recorded in “accounts payable and accrued expenses” in our consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, the related gain of $117,000, loss of $295,000, and gain of $131,000, respectively, were included in “salaries and benefits” in our consolidated statements of operations. See note 11.
18. Income Taxes
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax (expense) benefit at federal statutory income tax rate	$(2,422)	$2,261	$48,534
State income tax (expense) benefit, net of federal income tax benefit	(1,453)	437	2,675
Foreign income tax expense	(1,470)	(426)	—
Income (loss) passed through to common unit holders and noncontrolling interests	58	(32)	94
Permanent differences	(203)	(1,086)	(1,397)
Nondeductible impairment of goodwill	—	—	(35,820)
Valuation allowance	(1,094)	(860)	(1,051)
Uncertain tax position	(917)	—	—
Stock compensation expense	(741)	—	—
Other	(288)	(132)	1,220
Total income tax (expense) benefit	$(8,530)	$162	$14,255
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(7,928)	$(4,192)	$(7,116)
Foreign	(2,031)	(223)	25
State	(2,829)	(479)	(1,064)
Total current	(12,788)	(4,894)	(8,155)
Deferred:
Federal	5,301	4,081	17,938
Foreign	(125)	(203)	136
State	(918)	1,178	4,336
Total deferred	4,258	5,056	22,410
Total income tax (expense) benefit	$(8,530)	$162	$14,255
Penalties of $20,000 and interest of $32,000 and $0 were paid to or were received from taxing authorities for the years ended December 31, 2022, 2021 and 2020, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2022 and 2021, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$(709)	$(698)
Investments in unconsolidated entities and joint ventures	136	15
Capitalized acquisition costs	5,618	5,575
Deferred compensation	711	850
Accrued expenses	2,453	2,045
Equity-based compensation	10,881	10,700
Property and equipment	(4,297)	(5,106)
Intangibles	(42,733)	(47,061)
Deferred revenue	930	1,120
Net operating loss	6,911	6,436
Deferred tax asset (liability)	(20,099)	(26,124)
Valuation allowance	(7,774)	(6,724)
Net deferred tax asset (liability)	$(27,873)	$(32,848)
At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $22.7 million, all related to the separate company filing for OpenKey and only available to reduce future federal tax liabilities at this entity. If unused, $5.9 million of the OpenKey federal net operating loss carryforwards expire in tax year beginning in 2036, with all other federal net operating losses having an indefinite carryforward period.
At December 31, 2022, the Company also had state net operating loss carryforwards of $7.6 million with, $2.5 million of these loss carryforwards only available to OpenKey, and foreign net operating loss carryforwards of $8.3 million related primarily to its operations in the U.S. Virgin Islands.
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

At December 31, 2022, there is a full valuation allowance on the deferred tax assets related to OpenKey and related to INSPIRE’s operations in Mexico, collectively totaling $7.8 million. We are able to recognize our remaining deferred tax assets based on future taxable income from reversing taxable temporary differences associated with the deferred tax liability recognized as a result of the Premier and Remington acquisitions.
A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$—	$—	$471
Gross increases for tax positions of prior years	1,161	—	—
Gross decreases for tax positions of prior years	—	—	(471)
Balance at the end of year	$1,161	$—	$—
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $917,000, net of federal benefit, as of December 31, 2022. The Company’s policy is to record penalty and interest as a component of income tax expense. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities, and, beginning November 1, 2017, in Mexico and the Dominican Republic. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Related Party Transactions
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
On October 12, 2021, Ashford Trust entered into an amendment to the senior secured credit facility with Oaktree which, among other items, suspended Ashford Trust’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of Ashford Trust’s preferred stock and Ashford Trust has sufficient unrestricted cash to repay in full all outstanding loans due under Ashford Trust’s senior secured credit facility. On December 13, 2021, Ashford Trust paid the Company $7.2 million for advisory fees that had been deferred as a result of the $29.0 million annual Advisory Fee Cap. The $7.2 million payment was recorded as revenue in “advisory services fees” in our consolidated statements of operations for the year ended December 31, 2021.
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
In the year ended December 31, 2020, Lismore, a wholly owned subsidiary of the Company, entered into an agreement with Ashford Trust (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the term of the agreement negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. The Ashford Trust Agreement additionally allows for the Company to receive certain fees for refinancings performed within eight months after the Ashford Trust Agreement terminates. The Ashford Trust Agreement terminated effective April 6, 2022. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $2.4 million, $10.3 million and $5.7 million, respectively. Revenue recognized for the year ended December 31, 2021 includes a $1.2 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of December 31, 2022 and December 31, 2021, the Company recorded $0 and $2.4 million, respectively, as deferred income. The deferred income related to the various Lismore fees described above was recognized over the 24 month term of the agreement on a straight line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. Constraints relating to variable consideration were resolved generally upon the closing of a transaction or financing event and the resulting change in

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the transaction price was adjusted on a cumulative catch-up basis in the period a transaction or financing event closed. See the table below for details of the revenue recognized by the Company and note 3 for additional discussion of the related deferred income.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Year Ended December 31,
	2022	2021	2020
REVENUES BY TYPE
Advisory services fees:
Base advisory fees (1)	$34,802	$36,239	$34,744

Hotel management fees:
Base management fees	23,873	17,819	15,923
Incentive management fees	6,066	4,180	—
Total hotel management fees revenue (2)	29,939	21,999	15,923

Design and construction fees revenue (3)	11,601	4,032	4,964

Other revenue:
Watersports, ferry and excursion services (5)	217	—	—
Debt placement and related fees (6)	3,282	11,381	5,853
Cash management fees (7)	97	—	—
Claims management services (8)	17	74	118
Other services (9)	1,438	1,628	1,496
Total other revenue	5,051	13,083	7,467

Cost reimbursement revenue	244,148	162,920	137,131

Total revenues	$325,541	$238,273	$200,229

REVENUES BY SEGMENT (10)
REIT advisory	$48,859	$51,726	$50,574
Remington	255,387	167,600	133,489
Premier	18,776	5,939	6,800
INSPIRE	85	—	—
RED	231	—	—
OpenKey	123	119	234
Corporate and other (11)	2,080	12,889	9,132
Total revenues	$325,541	$238,273	$200,229

COST OF REVENUES
Cost of revenues for audio visual (4)	$7,663	$2,969	$2,241

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (4)	$18,183	$6,734	$5,123
Watersports, ferry and excursion services revenue from guests at REIT properties (4)	190	545	125
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
(7)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust’s excess cash in short-term U.S. Treasury securities. See note 1 to our consolidated financial statements.
(8)    Claims management services include revenue earned from providing insurance claim assessment and administration services.
(9)    Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Ashford Trust by our consolidated subsidiaries, OpenKey and Pure Wellness.
(10)    See note 21 for discussion of segment reporting.
(11)    The Corporate and Other segment’s revenue in the year ended December 31, 2022 includes a reduction to cost reimbursement revenue of $2.6 million from Ashford Trust for expense reimbursements for Ashford Securities which were reallocated to Braemar. Expense reimbursements are allocated among the Company, Ashford Trust and Braemar quarterly based upon management’s estimate of the actual capital raised through Ashford Securities upon the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023. See discussion regarding Ashford Securities below.
The following table summarizes amounts due (to) from Ashford Trust, net at December 31, 2022 and 2021 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2022	December 31, 2021
Ashford LLC	$(4,002)	$691
Remington	(2,015)	(44)
Premier	2,475	737
INSPIRE	1,718	985
OpenKey	(35)	16
Pure Wellness	657	177
Lismore	—	13
RED	5	—
Due (to) from Ashford Trust	$(1,197)	$2,575

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
On March 20, 2020, Lismore entered into an agreement with Braemar to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels (the “Braemar Agreement”). The Braemar Agreement terminated effective March 20, 2021. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $0, $853,000, and $2.6 million, respectively, related to the Braemar Agreement. As of December 31, 2022 and 2021, the Company did not have any deferred income related to the Braemar Agreement.
The following table summarizes the revenues and expenses related to Braemar (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2022	2021	2020
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$12,790	$10,806	$9,981
Incentive advisory fees (1)	268	—	—
Other advisory revenue (2)	521	521	522
Total advisory services fees revenue	13,579	11,327	10,503

Hotel management fees:
Base management fees	2,959	2,304	1,037
Incentive management fees	786	612	—
Total hotel management fees revenue (3)	3,745	2,916	1,037

Design and construction fees revenue (4)	7,365	2,230	2,127

Other revenue:
Watersports, ferry and excursion services (6)	2,293	2,605	950
Debt placement and related fees (7)	940	1,003	2,559
Cash management fees (8)	38	—	—
Claims management services (9)	3	7	108
Other services (10)	166	192	190
Total other revenue	3,440	3,807	3,807

Cost reimbursement revenue	57,396	30,394	18,898

Total revenues	$85,525	$50,674	$36,372

REVENUES BY SEGMENT (11)
REIT advisory	$28,486	$22,911	$19,581
Remington	28,181	18,345	9,524
Premier	9,875	3,009	2,848
INSPIRE	72	—	—
RED	2,304	2,605	950
OpenKey	38	38	84
Corporate and other (12)	16,569	3,766	3,385
Total revenues	$85,525	$50,674	$36,372

COST OF REVENUES (5)
Cost of revenues for audio visual	$3,842	$998	$495
Other	1,153	421	149

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$9,384	$2,175	$1,151
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	2,132	2,117	550
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)    The incentive advisory fees recognized includes the first year installment of the 2022 incentive advisory fee which was paid in January 2023. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 and 2020 measurement periods.
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
(8)    Cash management fees include revenue earned by providing active management and investment of Braemar’s excess cash in short-term U.S. Treasury securities. See note 1 to our consolidated financial statements.
(9)    Claims management services include revenue earned from providing insurance claim assessment and administration services.
(10)    Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey and Pure Wellness.
(11)    See note 21 for discussion of segment reporting.
(12)    The Corporate and Other segment’s revenue in the year ended December 31, 2022 includes a re-allocation of $4.4 million of cost reimbursement revenue to Braemar which had previously been allocated to Ashford Trust and the Company. Expense reimbursements are allocated among the Company, Ashford Trust and Braemar quarterly based upon management’s estimate of the actual capital raised through Ashford Securities upon the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023. See discussion regarding Ashford Securities below.
The following table summarizes amounts due (to) from Braemar, net at December 31, 2022 and 2021 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2022	December 31, 2021
Ashford LLC	$7,253	$354
Remington	(69)	(234)
Premier	3,443	327
INSPIRE	917	494
OpenKey	8	2
RED	193	201
Pure Wellness	83	—
Due from Braemar	$11,828	$1,144

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
On March 13, 2020, the Company entered into an Extension Agreement related to the Ashford Trust ERFP Agreement. Under the terms of the Extension Agreement, the deadline to fund the remaining ERFP commitment under the Ashford Trust ERFP Agreement of $11.4 million, was extended from January 22, 2021 to December 31, 2022. On April 20, 2021, the Company received written notice from Ashford Trust of Ashford Trust’s intention not to renew the Ashford Trust ERFP Agreement. As a result, the Ashford Trust ERFP Agreement terminated in accordance with its terms on June 26, 2021. The expiration of the Ashford Trust ERFP Agreement had no impact on the Extension Agreement which continued in full force until December 16, 2022, when Ashford Trust acquired all of the equity interests in Marietta and, in exchange, forgave, cancelled and discharged in full the outstanding $11.4 million ERFP commitment. See note 5.
On November 8, 2021, the Company delivered written notice to Braemar of the Company’s intention not to renew the Braemar ERFP Agreement. As a result, the Braemar ERFP Agreement terminated in accordance with its terms on January 15, 2022.
As of December 31, 2022, the Company had no remaining ERFP commitments to Ashford Trust or Braemar under the Ashford Trust ERFP Agreement and the Braemar ERFP Agreement, respectively.
Expiration of ERFP Agreement Related Leases with Ashford Trust and Braemar—On August 19, 2020, Ashford Trust sold the Embassy Suites New York Manhattan Times Square. The hotel contained FF&E with a net book value of $6.4 million which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. On November 4, 2020, the independent members of the Board waived the requirement for Ashford Trust to provide replacement FF&E. As a result, the Company recorded a loss on disposal of FF&E of $6.4 million within “other” operating expense in our consolidated statements of operations for the year ended December 31, 2020.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In the first quarter of 2022, Ashford Trust purchased FF&E with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our consolidated statement of operations.
In the fourth quarter of 2022, Ashford Trust purchased FF&E with a net book value of $3.1 million from the Company at the fair market value of $1.0 million upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $1.0 million outstanding receivable which was recorded net in “due to Ashford Trust” in our consolidated balance sheet. The Company recorded a loss on sale of the FF&E of $2.1 million which is included within “other” operating expense in our consolidated statement of operations.
Ashford Securities—On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by the Company, Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs to fund the operations of Ashford Securities were allocated 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023, there will be a true up (the “Amended and Restated True-Up Date”) among the Parties whereby the actual amount contributed by each Party will be based on the actual amount of capital raised by such Party through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-Up Ratio”). On January 27, 2022, the Company entered into a Second Amended and Restated Contribution Agreement with Ashford Trust and Braemar which provided for an additional $18 million in aggregate contributions to Ashford Securities allocated 10% to the Company, 45% to Ashford Trust, and 45% to Braemar.
As of December 31, 2022, Ashford Trust and Braemar have funded approximately $6.2 million and $5.8 million, respectively. Contributions are allocated among the Parties quarterly based upon management’s estimate of the actual capital that will be raised through Ashford Securities upon the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023. Prior to September 30, 2022, sufficient information was not available to estimate the actual capital which will be raised by each Party on the Amended and Restated True-Up Date. Based upon management’s estimate as of December 31, 2022, the year ended December 31, 2022 included a re-allocation of $2.6 million of cost reimbursement revenue and reimbursed expenses to Braemar which had previously been allocated to Ashford Trust and a re-allocation of $1.8 million of cost reimbursement revenue and reimbursed expenses to Braemar which had previously been allocated to the Company and eliminated upon consolidation.
The Company recognized a reduction to cost reimbursement revenue of $2.5 million from Ashford Trust for the year ended December 31, 2022 in our consolidated statements of operations. The Company recognized $0 and $2.0 million of cost reimbursement revenue from Ashford Trust for the years ended December 31, 2021, and 2020, respectively, in our consolidated statements of operations. The Company recognized $15.5 million, $2.6 million, and $719,000 of cost reimbursement revenue from Braemar for the years ended December 31, 2022, 2021, and 2020, respectively, in our consolidated statements of operations. Cost reimbursement revenue for the year ended December 31, 2022 includes $5.8 million of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Related Party Transactions—On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar Limited Waiver”) with Braemar, Braemar Hospitality Limited Partnership (“Braemar OP”), Braemar TRS Corporation (“Braemar TRS”) and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust Limited Waiver” and together with the Braemar Limited Waiver, the “Limited Waivers”) with Ashford Trust, Ashford Hospitality Limited Partnership (“Ashford Trust OP”), Ashford TRS Corporation (“Ashford Trust TRS”) and Ashford LLC. Pursuant to the Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the Waiver Period.
The Company leases office space from Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, at our corporate headquarters in Dallas, Texas. For the years ended December 31, 2022, 2021, and 2020, we recorded $3.3 million and $3.4 million, and $3.4 million, respectively, in rent expense related to our corporate office lease with RHC.
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
Ashford Trust held a 15.06% and 16.65% noncontrolling interest in OpenKey, and Braemar held an 7.92% and 7.77% noncontrolling interest in OpenKey as of December 31, 2022 and 2021, respectively. Ashford Trust invested $0, $500,000 and $431,000 in OpenKey during the years ended December 31, 2022, 2021 and 2020, respectively. Braemar invested $327,000, $233,000 and $26,000 in OpenKey during the years ended December 31, 2022, 2021 and 2020, respectively. See also notes 1, 2, 14, and 15.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into in connection with Company’s acquisition of Remington Lodging from the Bennetts in November 2019. The gross amount of expenses and reimbursements for these transition services for the years ended December 31, 2022, 2021, and 2020 was $379,000, $405,000, and $387,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.
An officer of INSPIRE owned the INSPIRE headquarters property including the adjoining warehouse space through December 2020 when it was sold to a third party. Rental expense for the periods in which the INSPIRE headquarters was owned by an officer of INSPIRE was $308,000 for the year ended December 31, 2020.
As of December 31, 2022, we have a note receivable to an affiliate BP Annex Dev LLC for $535,000. BP Annex Dev LLC has the ability to borrow an additional $465,000 for a maximum note commitment of $1.0 million from the Company. The note bears interest at 8.00% and matures on November 11, 2026. The note receivable is recorded in “other assets” in our consolidated balance sheet.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$3,646	$(9,925)	$(212,365)
Less: Dividends on preferred stock, declared and undeclared (1)	(36,458)	(35,000)	(32,095)
Less: Amortization of preferred stock discount	—	(1,053)	(2,887)
Undistributed net income (loss) allocated to common stockholders	(32,812)	(45,978)	(247,347)
Distributed and undistributed net income (loss) - basic	$(32,812)	$(45,978)	$(247,347)
Distributed and undistributed net income (loss) - diluted	$(32,812)	$(45,978)	$(247,347)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,915	2,756	2,284
Weighted average common shares outstanding – diluted	2,915	2,756	2,284

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(11.26)	$(16.68)	$(108.30)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(11.26)	$(16.68)	$(108.30)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 15.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$448	$(63)	$(432)
Net income (loss) attributable to redeemable noncontrolling interests in subsidiary common stock	—	(152)	(1,813)
Dividends on preferred stock, declared and undeclared	36,458	35,000	32,095
Amortization of preferred stock discount	—	1,053	2,887
Total	$36,906	$35,838	$32,737
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	92	124	23
Effect of assumed conversion of Ashford Holdings units	65	4	4
Effect of incremental subsidiary shares	117	145	504
Effect of assumed conversion of preferred stock	4,272	4,265	4,111
Total	4,546	4,538	4,642

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry; and (h) Marietta, which held the leasehold rights to a single hotel and convention center property in Marietta, Georgia, until the disposition date of December 16, 2022. See discussion in note 5. For 2022, Premier, OpenKey, RED, Marietta and Pure Wellness do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier, RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Marietta and Pure Wellness into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See note 3 for details of our segments’ material revenue generating activities.
Our chief operating decision maker’s (“CODM”) primary measure of segment profitability is net income. Our CODM currently reviews assets at the consolidated level and does not currently review segment assets to make key decisions on resource allocations. Since such asset information by segment is not reviewed by our CODM, segment assets are not available for disclosure.
Certain information concerning our segments for the years ended December 31, 2022, 2021, and 2020 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Year Ended December 31, 2022
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$48,381	$—	$—	$—	$—	$—	$—	$48,381
Hotel management fees	—	46,548	—	—	—	—	—	46,548
Design and construction fees	—	—	22,167	—	—	—	—	22,167
Audio visual	—	—	—	121,261	—	—	—	121,261
Other	157	181	—	—	26,309	1,480	16,185	44,312
Cost reimbursement revenue (1)	28,809	309,706	10,080	157	26	4	12,981	361,763
Total revenues	77,347	356,435	32,247	121,418	26,335	1,484	29,166	644,432
EXPENSES
Depreciation and amortization	3,410	12,362	11,899	1,803	656	12	1,624	31,766
Other operating expenses (2)	2,828	24,414	13,693	107,520	22,760	5,758	52,725	229,698
Reimbursed expenses (1)	28,421	309,706	10,080	157	26	4	12,981	361,375
Total operating expenses	34,659	346,482	35,672	109,480	23,442	5,774	67,330	622,839
OPERATING INCOME (LOSS)	42,688	9,953	(3,425)	11,938	2,893	(4,290)	(38,164)	21,593
Equity in earnings (loss) of unconsolidated entities	—	7	—	—	—	—	385	392
Interest expense	—	—	—	(1,263)	(769)	—	(7,964)	(9,996)
Amortization of loan costs	—	—	—	(130)	(52)	—	(579)	(761)
Interest income	—	182	—	—	—	—	189	371
Realized gain (loss) on investments	—	(121)	—	—	—	—	—	(121)
Other income (expense)	—	(26)	—	131	(47)	4	(87)	(25)
INCOME (LOSS) BEFORE INCOME TAXES	42,688	9,995	(3,425)	10,676	2,025	(4,286)	(46,220)	11,453
Income tax (expense) benefit	(10,406)	(1,845)	(528)	(4,073)	(557)	—	8,879	(8,530)
NET INCOME (LOSS)	$32,282	$8,150	$(3,953)	$6,603	$1,468	$(4,286)	$(37,341)	$2,923
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $13.2 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
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
For revenues by geographical locations, see note 3. The following table presents property and equipment, net by geographic area as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
United States	$36,548	$80,879
Mexico	4,478	2,119
Dominican Republic	538	365
United Kingdom (Turks and Caicos Islands)	227	203
	$41,791	$83,566

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Concentration of Risk
During the years ended December 31, 2022, 2021 and 2020, our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Braemar. Additionally, Remington, Premier, OpenKey, RED, Pure Wellness and Lismore generated revenues through contracts with Ashford Trust and Braemar, as summarized in the table below, stated as a percentage of the consolidated subsidiaries’ total revenues.

	Year Ended December 31,
	2022	2021	2020
Percentage of total revenues from Ashford Trust and Braemar (1)
Remington	79.6%	93.7%	97.9%
Premier	88.8%	72.1%	83.1%
INSPIRE (2)	22.8%	17.9%	16.6%
OpenKey	10.8%	8.0%	21.5%
RED	9.6%	10.9%	9.8%
Pure Wellness	65.7%	62.1%	73.7%
Lismore	100.0%	100.0%	100.0%
________
(1)See note 19 for details regarding our related party transactions.
(2)Represents percentage of revenues earned by INSPIRE from customers at Ashford Trust and Braemar hotels. See note 3 for the discussion of audio visual revenue recognition policy.
The carrying amounts of net assets related to our INSPIRE operations in Mexico and the Dominican Republic increased to a net asset position of $1.4 million and $763,000, respectively, as of December 31, 2022, from a net deficit position of $864,000 and $201,000 as of December 31, 2021. The carrying amounts of net assets related to our RED operations in Turks and Caicos were $682,000 and $172,000 as of December 31, 2022 and 2021, respectively. For discussion of revenues by geographic location, see note 3.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. Subsequent Events
On January 3, 2023, the Company acquired RHC, an affiliate owned by the Bennetts, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis.
On January 16, 2023, Remington amended the terms of their outstanding note receivable with a third-party property owner with an outstanding principal balance of $1.5 million. The amendment extends the maturity date of the note receivable from December 31, 2022 to January 31, 2024 for the outstanding principal balance and all accrued and unpaid interest. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly commencing March 31, 2023.
On February 1, 2023, the Company entered into a Third Amended and Restated Contribution Agreement with Ashford Trust and Braemar. The Third Amended and Restated Contribution Agreement states that after the Amended and Restated True-Up Date occurs capital contributions for the remainder of fiscal year 2023 will be divided between each Party based on the Initial True-Up Ratio. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the Parties whereby there will be adjustments so that the capital contributions made by each Party will be based on the cumulative amount of capital raised by each Party through Ashford Securities as a percentage of the total amount raised by the Parties collectively through Ashford Securities since June 19, 2019 (the resulting ratio of capital contributions among the Company, Ashford Trust and Braemar following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each Party in accordance with the Cumulative Ratio, as recalculated at the end of each year.
On March 2, 2023, the Company entered into a Limited Waiver Under Advisory Agreement (the “2023 Braemar Limited Waiver”) with Braemar, Braemar OP, and Braemar TRS and a Limited Waiver Under Advisory Agreement (the “2023 Ashford Trust Limited Waiver” and together with the 2023 Braemar Limited Waiver, the “2023 Limited Waivers”) with Ashford Trust, Ashford Trust OP, and Ashford Trust TRS. Pursuant to the 2023 Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2023 (the “2023 Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the 2023 Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the 2023 Waiver Period.
On March 7, 2023, the Company drew $12.0 million on the Credit Facility. The remaining amount unused after drawing upon the Credit Facility is $18.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Chesapeake. Chesapeake represented approximately 6.7% of consolidated revenues and approximately 9.3% of consolidated net income attributable to common stockholders for the year ended December 31, 2022 and approximately 3.2% of total assets and approximately 4.4% of net assets as of December 31, 2022.
Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART IV
Item 15. Financial Statement Schedules and Exhibits
(a)Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 78 through 148 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
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

2.6
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
3.8
Certificate of Designation of Series F Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

3.9
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

3.10	Amended and Restated Bylaws of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
4.2	Form of Senior Indenture and (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.4	Form of Senior Debt Security (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.5
Rights Agreement, dated August 30, 2022, between Ashford Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series F Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 of Form 8-K, filed on August 31, 2022) (File No. 001-36400).

4.6*	Description of Securities
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

Exhibit	Description
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

10.8†	Employment Agreement, effective November 12, 2014, with Monty J. Bennett (incorporated by reference to Exhibit 10.6.1 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.8.1†
Amendment to Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Monty J. Bennett (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.8.2†
Amended and Restated Employment Agreement, dated as of September 13, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Deric Eubanks (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2017) (File No. 001-36400)

10.8.3†
Amended and Restated Employment Agreement, dated as of April 1, 2019, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2022) (File No. 001-36400).

10.8.4†
First Amendment to Amended and Restated Employment Agreement, dated as of May 12, 2022, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 17, 2022) (File No. 001-36400).

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

10.10†	Ashford Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.10.1†	Amendment No. 1 to the Ashford, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed on November 2, 2016) (File No. 333-200183)
10.10.2*†	Form of LTIP Unit Award Agreement
10.10.3*†	Form of Class 2 LTIP Unit Award Agreement
10.10.4*†	Form of Restricted Stock Award Agreement
10.11	Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
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

Exhibit	Description
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
10.26.3
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30.1
Amendment No. 1 to the Braemar Master Project Management Agreement, dated May 28, 2021, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32.1
Amendment No. 1 to the Master Project Management Agreement, dated as of May 28, 2021, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.33†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.34†
Amended and Restated Employment Agreement between Ashford Inc., Ashford Hospitality Services, LLC and Jeremy Welter, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2019) (File No. 001-36400)

10.34.1†
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on April 19, 2022)(File No. 001-36400).

10.35†
Form of Acknowledgment Letter by and between the Company and Certain of its Officers dated December 29, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 29, 2020)(File No. 001-36400)

10.36†
Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC and Alex Rose, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.37†
Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.38†
Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Mark Nunneley, dated as of September 13, 2017 (incorporated by reference to Exhibit 10.39 of Form 10-K filed on March 25, 2022)(File No. 001-36400)

10.39
Investor Rights Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and the parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.40
Merger Agreement and Registration Rights Agreement, dated November 6, 2019, by and among Ashford, Inc., Ashford Nevada Holding Corp., Ashford Merger Sub Inc., and solely for the purposes of Article V hereof, Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP and the parties thereto.1.37 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

Exhibit	Description
10.41
Non-Competition Agreement, dated November 6, 2019, by and among Ashford Nevada Holding Corp., Archie Bennett, Jr. and Monty J. Bennett (incorporated by reference to Exhibit 10.3 of Form 8-k filed on November 6, 2019) (File No. 001-36400)

10.42
Transition Cost Sharing Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Ashford Nevada Holding Corp. and Remington Holdings, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.43
Hotel Services Agreement, dated November 6, 2019, by and among Archie Bennett, Jr., Monty J. Bennet, MJB Investments, LP, Ashford Nevada Holding Corp., Remington Holdings, L.P., Ashford Hospitality Services LLC and Premier Project Management LLC (incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 6, 2019) (File No. 001-36400)

10.44	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.41 of Form 10-K filed on March 12, 2020) (File No. 001-36400)
10.45
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

10.47
Form of Letter Agreement by and between the Company and Certain of its Officers, dated March 13, 2020 (incorporated by reference to Exhibit 10.7 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.48
Term Loan Agreement, dated as of March 19, 2020, by and among Ashford Hospitality Holdings LLC, Ashford Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 20, 2020) (File No. 001-36400)

10.49
Ashford Trust Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.50
Amended and Restated Ashford Trust Agreement, dated as of April 6, 2020, by and between Lismore Capital II LLC and Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 8, 2020) (File No. 001-36400)

10.51
Braemar Loan Modification/Forbearance Agreement, dated as of March 20, 2020, by and among Lismore Capital LLC and Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 26, 2020) (File No. 001-36400)

10.52	Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of May 15, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 19, 2020) (File No. 001-36400)
10.53
Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of December 14, 2020. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 14, 2020) (File No. 001-36400)

10.54
Credit Agreement by and between Presentation Technologies, LLC and Comerica Bank (composite version, reflects all amendments through December 31, 2020) (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 5, 2021) (File No. 001-36400)

10.55
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

10.56
Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, dated as of November 6, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 14, 2021) (File No. 001-36400).

Exhibit	Description
10.56.1
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 14, 2021) (File No. 001-36400).

10.56.2
Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 18, 2022) (File No. 001-36400).

10.57
Fourth Amendment to Loan Documents by and among Presentation Technologies, Inc., J & S Audio Visual Communications, LLC, J&S Audio Visual Dominican Republic, LP, J&S DR GP, LLC, PT DR Holdings, LLC, PT Holdco, LLC and Comerica Bank, dated September 22, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 23, 2021) (File No. 001-36400)

10.57.1
Fifth Amendment to Loan Documents, dated as of June 27, 2022, by and among Inspire Event Technologies Holdings, LLC, Inspire Event Technologies, LLC, Inspire Event Technologies Dominican Republic, LP, Inspire Event Technologies DR, GP, LLC, PT DR Holdings, LLC, PT Holdco, LLC and Comerica Bank (incorporated by reference to Exhibit 10.3 of Form 10-Q, filed on August 12, 2022) (File No. 001-36400).

10.58
Limited Waiver Under Advisory Agreement, dated as of March 15, 2022, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 16, 2022) (File No. 001-36400)

10.59
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2022) (File No. 001-36400)

10.60
Credit Agreement, dated as of April 1, 2022, by and among Ashford Inc., Ashford Hospitality Holdings LLC, Ashford Hospitality Advisors LLC, Ashford Hospitality Services LLC, and Mustang Lodging Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 4, 2022) (File No. 001-36400).

10.60.1
First Amendment to Credit Agreement, dated as of July 11, 2022, by and among Ashford Inc., Ashford Hospitality Holdings LLC, Ashford Hospitality Advisors LLC, Ashford Hospitality Services LLC, and Mustang Lodging Funding LLC, as administrative agent (incorporated by reference to Exhibit 10.4.1 of Form 10-Q, filed on August 12, 2022) (File No. 001-36400)

10.61
Side Letter, dated as of December 16, 2022, by and among, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2022) (File No. 001-36400)

10.62
Agreement of Purchase and Sale, dated as of December 16, 2022, by and between Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 21, 2022) (File No. 001-36400)

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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.

Exhibit	Description
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
** Furnished herewith.
*** The disclosure schedules referenced in the Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Ashford hereby undertakes to furnish supplementally a copy of the omitted disclosure schedules upon request by the SEC.
† Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2023.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2023
Monty J. Bennett

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 16, 2023
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2023
Mark L. Nunneley

/s/ J. ROBISON HAYS, III	Senior Managing Director	March 16, 2023
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 16, 2023
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 16, 2023
Darrell T. Hail

/s/ W. MICHAEL MURPHY	Director	March 16, 2023
W. Michael Murphy

/s/ BRIAN WHEELER	Director	March 16, 2023
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 16, 2023
Uno Immanivong