Form 10-Q
period 2023-03-31
Ashford Inc.
filed 2023-05-11
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,196,774
(Class)	Outstanding at May 9, 2023

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$37,004	$44,390
Restricted cash	35,133	37,058
Restricted investment	211	303
Accounts receivable, net	26,298	17,615
Due from affiliates	477	463
Due from Ashford Trust	7,390	—
Due from Braemar	2,591	11,828
Inventories	2,183	2,143
Prepaid expenses and other	10,030	11,226
Total current assets	121,317	125,026
Investments in unconsolidated entities	3,757	4,217
Property and equipment, net	47,479	41,791
Operating lease right-of-use assets	21,807	23,844
Goodwill	59,361	58,675
Intangible assets, net	228,390	226,544
Other assets, net	979	2,259
Total assets	$483,090	$482,356
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$38,227	$56,079
Dividends payable	27,620	27,285
Due to affiliates	—	15
Due to Ashford Trust	—	1,197
Deferred income	338	444
Notes payable, net	3,604	5,195
Finance lease liabilities	1,486	1,456
Operating lease liabilities	3,842	3,868
Claims liabilities and other	29,914	25,630
Total current liabilities	105,031	121,169
Deferred income	9,131	7,356
Deferred tax liability, net	27,086	27,873
Deferred compensation plan	2,630	2,849
Notes payable, net	112,118	89,680
Finance lease liabilities	1,857	1,962
Operating lease liabilities	20,259	20,082
Other liabilities	4,834	3,237
Total liabilities	282,946	274,208
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	478,000	478,000
Redeemable noncontrolling interests	1,669	1,614
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,297,563 and 3,181,585 shares issued and 3,196,981 and 3,110,044 shares outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	298,118	297,715
Accumulated deficit	(576,212)	(568,482)
Accumulated other comprehensive income (loss)	(14)	78
Treasury stock, at cost, 100,582 and 71,541 shares at March 31, 2023 and December 31, 2022, respectively	(1,299)	(947)
Total equity (deficit) of the Company	(279,404)	(271,633)
Noncontrolling interests in consolidated entities	(121)	167
Total equity (deficit)	(279,525)	(271,466)
Total liabilities, mezzanine equity and equity (deficit)	$483,090	$482,356
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE
Advisory services fees	$12,303	$11,802
Hotel management fees	12,187	7,178
Design and construction fees	6,929	4,524
Audio visual	40,357	24,965
Other	9,074	11,439
Cost reimbursement revenue	104,272	74,051
Total revenues	185,122	133,959
EXPENSES
Salaries and benefits	22,775	16,845
Cost of revenues for design and construction	2,866	1,910
Cost of revenues for audio visual	27,828	17,879
Depreciation and amortization	7,000	7,625
General and administrative	9,710	7,363
Other	6,102	5,467
Reimbursed expenses	104,198	73,908
Total expenses	180,479	130,997
OPERATING INCOME (LOSS)	4,643	2,962
Equity in earnings (loss) of unconsolidated entities	(459)	190
Interest expense	(2,837)	(1,279)
Amortization of loan costs	(241)	(73)
Interest income	277	81
Realized gain (loss) on investments	(80)	(71)
Other income (expense)	493	147
INCOME (LOSS) BEFORE INCOME TAXES	1,796	1,957
Income tax (expense) benefit	(620)	(1,278)
NET INCOME (LOSS)	1,176	679
(Income) loss from consolidated entities attributable to noncontrolling interests	288	260
Net (income) loss attributable to redeemable noncontrolling interests	(155)	9
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,309	948
Preferred dividends, declared and undeclared	(9,034)	(9,373)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,725)	$(8,425)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(2.59)	$(3.00)
Weighted average common shares outstanding - basic	2,984	2,809
Diluted:
Net income (loss) attributable to common stockholders	$(2.59)	$(3.00)
Weighted average common shares outstanding - diluted	2,984	2,809
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$1,176	$679
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(92)	(231)
COMPREHENSIVE INCOME (LOSS)	1,084	448
Comprehensive (income) loss attributable to noncontrolling interests	288	260
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(155)	9
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,217	$717
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614
Equity-based compensation	116	—	410	—	—	—	—	—	410	—	—	67
Forfeiture of restricted common shares	(1)	—	11	—	—	(1)	(11)	—	—	—	—	—
Purchase of treasury stock	(28)	—	—	—	—	(28)	(341)	—	(341)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,034)	—	—	—	—	(9,034)	—	—	—
Employee advances	—	—	(18)	—	—	—	—	—	(18)	—	—	—
Redemption value adjustment	—	—	—	(5)	—	—	—	—	(5)	—	—	5
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	(92)	—	—	—	(92)	—	—	—
Net income (loss)	—	—	—	1,309	—	—	—	(288)	1,021	—	—	155
Balance at March 31, 2023	3,197	$3	$298,118	$(576,212)	$(14)	(100)	$(1,299)	$(121)	$(279,525)	19,120	$478,000	$1,669

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69
Equity-based compensation	100	—	693	—	—	—	—	—	693	—	—	7
Forfeiture of restricted common shares	(1)	—	2	—	—	(1)	(2)	—	—	—	—	—
Purchase of treasury stock	(13)	—	—	—	—	(13)	(218)	—	(218)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,373)	—	—	—	—	(9,373)	—	—	—
Employee advances	—	—	(246)	—	—	—	—	—	(246)	—	—	—
Redemption value adjustment	—	—	—	(13)	—	—	—	—	(13)	—	—	13
Foreign currency translation adjustment	—	—	—	—	(231)	—	—	—	(231)	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	948	—	—	—	(260)	688	—	—	(9)
Balance at March 31, 2022	3,109	$3	$294,844	$(544,076)	$(798)	(63)	$(816)	$378	$(250,465)	19,120	$478,000	$80
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$1,176	$679
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,528	9,127
Change in fair value of deferred compensation plan	(220)	111
Equity-based compensation	489	749
Equity in (earnings) loss in unconsolidated entities	459	(190)
Deferred tax expense (benefit)	(787)	(1,339)
Change in fair value of contingent consideration	780	—
(Gain) loss on disposal of assets	1,017	769
Amortization of other assets	166	166
Amortization of loan costs	241	73
Realized loss on restricted investment	80	71
Other (gain) loss	(57)	(155)
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(8,272)	(4,592)
Due from affiliates	(14)	(124)
Due from Ashford Trust	(7,390)	(1,017)
Due from Braemar	9,237	(1,795)
Inventories	(21)	(257)
Prepaid expenses and other	2,923	2,484
Operating lease right-of-use assets	999	926
Other assets	(23)	7
Accounts payable and accrued expenses	(19,567)	(12,773)
Due to affiliates	2	21
Due to Ashford Trust	(747)	—
Claims liabilities and other	2,952	2,811
Operating lease liabilities	(994)	(930)
Deferred income	1,600	(524)
Net cash provided by (used in) operating activities	(7,443)	(5,702)
Cash Flows from Investing Activities
Additions to property and equipment	(5,126)	(1,737)
Proceeds from sale of property and equipment, net	25	406
Cash acquired in asset acquisition of RHC	849	—
Acquisition of Alii Nui, net of cash acquired	(6,702)	—
Investment in unconsolidated entity	—	(400)
Proceeds from note receivable	—	1,380
Issuance of note receivable	(361)	—
Net cash provided by (used in) investing activities	(11,315)	(351)
		(Continued)

	Three Months Ended March 31,
	2023	2022

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(8,699)	—
Payments on revolving credit facilities	—	(746)
Borrowings on revolving credit facilities	3	131
Proceeds from notes payable	20,011	61
Payments on notes payable	(1,207)	(1,555)
Payments on finance lease liabilities	(101)	(208)
Payments of loan costs	(52)	(61)
Purchase of treasury stock	(341)	(218)
Employee advances	(18)	(246)
Distributions to noncontrolling interests in consolidated entities	(172)	—
Net cash provided by (used in) financing activities	9,424	(2,842)
Effect of foreign exchange rate changes on cash and cash equivalents	23	(3)
Net change in cash, cash equivalents and restricted cash	(9,311)	(8,898)
Cash, cash equivalents and restricted cash at beginning of period	81,448	72,449
Cash, cash equivalents and restricted cash at end of period	$72,137	$63,551

Supplemental Cash Flow Information
Interest paid	$2,950	$989
Income taxes paid (refunded), net	1,763	(10)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Alii Nui through issuance of RED Units	$2,000	$—
Capital expenditures accrued but not paid	378	237
Finance lease additions	25	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$44,390	$37,571
Restricted cash at beginning of period	37,058	34,878
Cash, cash equivalents and restricted cash at beginning of period	$81,448	$72,449

Cash and cash equivalents at end of period	$37,004	$29,827
Restricted cash at end of period	35,133	33,724
Cash, cash equivalents and restricted cash at end of period	$72,137	$63,551
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company,” “we,” “us” or “our”), a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Hospitality Trust, Inc. (“Ashford Trust”) and Braemar Hotels & Resorts, Inc. (“Braemar”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”).
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of Ashford Trust or Braemar’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington Lodging & Hospitality, LLC (“Remington”), a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar and third parties.
Other Developments
On January 3, 2023, the Company acquired Remington Hotel Corporation (“RHC”), an affiliate owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis. The transaction was accounted for as an asset acquisition. See note 15.
On February 1, 2023, the Company, Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) entered into a Third Amended and Restated Contribution Agreement with respect to the funding of certain operating expenses of Ashford Securities LLC, a subsidiary of the Company (“Ashford Securities”). The Third Amended and Restated Contribution Agreement states that after reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023 (the “Amended and Restated True-Up Date”) capital contributions to Ashford Securities for the remainder of fiscal year 2023 will be divided between each Party based on the actual amount of capital raised by such Party through Ashford Securities. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the Parties whereby there will be adjustments so that the capital contributions made by each Party will be based on the cumulative amount of capital raised by each Party through Ashford Securities as a percentage of the total amount raised by the Parties collectively through Ashford Securities since June 19, 2019 (the resulting ratio of capital contributions among the Company, Ashford Trust and Braemar following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each Party in accordance with the Cumulative Ratio, as recalculated at the end of each year.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On March 17, 2023, RED Hospitality & Leisure LLC (“RED”) acquired certain privately held entities and assets associated with the Alii Nui and Maui Dive Shop (“Alii Nui”), which provides luxury sailing and watersports experiences in Maui, Hawaii, for a total purchase price of $11.0 million, excluding working capital adjustments. The purchase price consisted of $8.0 million in cash, subject to certain adjustments, $1.0 million of contingent consideration and 80,000 Preferred Units issued by RED (the “RED Units”) issued at $25 per unit for a total liquidation value of $2.0 million. See note 4.
On March 24, 2023, Inspire Event Technologies Holdings, LLC (“INSPIRE”) amended its credit agreement dated as of November 1, 2017 (the “INSPIRE Amendment”). The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s revolving credit facility (the “Revolving Note”) from $3.0 million to $6.0 million, provides for a $20.0 million senior secured term loan (“Term Note”) and an equipment note (“Equipment Note” and together with the Revolving Note and the Term Note, the “Notes”) pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. See note 6.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities that it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2023.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.48%	76.78%	70.00%
Redeemable noncontrolling interests (1) (2)	0.52%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,669	n/a	n/a
Redemption value adjustment, year-to-date	5	n/a	n/a
Redemption value adjustment, cumulative	618	n/a	n/a
Carrying value of noncontrolling interests	n/a	46	(167)
Assets, available only to settle subsidiary’s obligations (5)	n/a	1,975	1,342
Liabilities (6)	n/a	849	2,039
Notes payable (6)	n/a	99	—
Revolving credit facility (6)	n/a	—	150

	December 31, 2022
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	76.79%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.21%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,614	n/a	n/a
Redemption value adjustment, year-to-date	32	n/a	n/a
Redemption value adjustment, cumulative	613	n/a	n/a
Carrying value of noncontrolling interests	n/a	273	(106)
Assets, available only to settle subsidiary’s obligations (5)	n/a	2,114	1,580
Liabilities (6)	n/a	1,078	2,048
Revolving credit facility (6)	n/a	—	150
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
(3)    Represents ownership interests in OpenKey, Inc. (“OpenKey”), a VIE for which we are considered the primary beneficiary and therefore we consolidate it. OpenKey is a hospitality-focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms.
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
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three months ended March 31, 2023 and 2022.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at March 31, 2023 and December 31, 2022. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three months ended March 31, 2023 and 2022. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
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
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	March 31, 2023	December 31, 2022
Carrying value of the investment in REA Holdings	$2,607	$3,067
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended March 31,
	2023	2022
Equity in earnings (loss) in unconsolidated entities REA Holdings	$(459)	$190
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
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
REIT Advisory:
Insurance claim reserves (1)	$25,427	$23,471

Remington:
Managed hotel properties’ reserves (2)	5,429	11,464
Insurance claim reserves (3)	4,277	2,123
Total Remington restricted cash	9,706	13,587

Total restricted cash	$35,133	$37,058
________
(1)    Ashford Inc.’s Risk Management department collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds are deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance is included in “claims liabilities and other” in our condensed consolidated balance sheets.
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due to/from Ashford Trust” and “due from Braemar” in our condensed consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses” in our consolidated balance sheets.
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in “claims liabilities and other” in our condensed consolidated balance sheets.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services and third-party owned properties managed by Remington. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is maintained at a level adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions and other relevant factors, including specific reserves for certain accounts.
Notes Receivable—As of March 31, 2023 and December 31, 2022, we had a note receivable due to Remington for $1.5 million that matures on January 31, 2024. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly commencing March 31, 2023. As of March 31, 2023 and December 31, 2022, the outstanding principal balance is included in “Prepaid expenses and other” and “Other assets, net,” respectively, in our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we had a note receivable from an affiliate BP Annex Dev LLC for $913,000, and $535,000, respectively. BP Annex Dev LLC has the ability to borrow an additional $108,000 for a maximum note commitment of $1.0 million from the Company. The note bears interest at 8.00% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. The note receivable is recorded in “other assets, net” in our condensed consolidated balance sheet.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2023 and December 31, 2022, property and equipment, net of accumulated depreciation, included enhanced return funding program (“ERFP”) assets of $3.9 million and $5.9 million, audio visual equipment at INSPIRE of $10.3 million and $8.8 million and marine vessels at RED of $16.7 million and $14.2 million, respectively.
Claims Liabilities and Other—As of March 31, 2023 and December 31, 2022, claims liabilities and other included reserves in the amount of $25.4 million and $23.5 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, claims liabilities and other also included $4.0 million and $2.2 million, respectively, relating to reserves for Remington health insurance claims and, as of March 31, 2023, a contingent consideration liability of $500,000 from the Company’s acquisition of Alii Nui. See notes 4 and 8.
Other Liabilities—As of March 31, 2023, other liabilities included the contingent consideration liability from the Company’s acquisition of Chesapeake Hospitality (“Chesapeake”) of $3.1 million, $500,000 of contingent consideration and $300,000 of cash held in escrow payable to the sellers of Alii Nui, subject to certain conditions, related to the Company’s acquisition of Alii Nui (see notes 4 and 8), and an uncertain tax position of $934,000. As of December 31, 2022, other liabilities included a liability for contingent consideration from the Company’s acquisition of Chesapeake of $2.3 million and an uncertain tax position liability of $917,000.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Adopted Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). ASU 2019-10 revised the mandatory adoption date for public business entities that meet the definition of a smaller reporting company to be effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 and ASU 2019-10 effective January 1, 2023 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) (“ASU 2022-06”), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards upon the respective effective dates. There was no material impact as a result of this adoption.
Recently Issued Accounting Standards—In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt - Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company continues to evaluate whether the adoption of ASU 2020-06 will have any impact on the Company’s financial statements.
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
For Ashford Trust, the base fee is paid monthly in an amount equal to 1/12th of 0.70% of Ashford Trust’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our Second Amended and Restated Advisory Agreement with Ashford Trust, as amended, subject to certain minimums.
For Braemar, the base fee is paid monthly in an amount equal to 1/12th of 0.70% of Braemar’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our Fifth Amended and Restated Advisory Agreement with Braemar, as amended, subject to certain minimums.
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three-year period. The second- and third-year installments of incentive advisory fees are recognized as revenue on a pro-rata basis each quarter subject to meeting the FCCR Condition.
Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees, incentive management fees and other management fees. Base management fees, incentive management fees and other management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar whenever a hotel’s gross operating profit (“GOP”) exceeds the hotel’s budgeted GOP. The incentive fee is equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s GOP exceeds the hotel’s budgeted GOP. The base management fees and incentive management fees that Remington receives for third-party owned properties vary by property. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Health insurance program fees are recognized monthly at rates which approximate market rates for similar plans provided by independent insurance companies. Other management fees additionally includes fixed monthly accounting fees and fees for revenue management services at certain third-party properties.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Other Revenue
Other revenue includes revenue provided by certain of our products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancing of certain mortgage debt by our subsidiary, Lismore Capital II LLC (“Lismore”). For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight-line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes.
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
Under our project management agreements and hotel management agreements, we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust, Braemar and other hotel owners with no added mark-up. Design and construction costs primarily consist of costs for accounting, overhead and project manager services. Hotel management costs primarily consist of the properties’ payroll, payroll taxes and benefits-related expenses at managed properties where we are the employer of the employees at the properties as provided for in our contracts with Ashford Trust, Braemar and other hotel owners.
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
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2023	2022
Balance as of January 1	$7,800	$10,905
Increases to deferred income	5,284	3,846
Recognition of revenue (1)	(3,615)	(4,374)
Balance as of March 31	$9,469	$10,377
________
(1)    Deferred income recognized in the three months ended March 31, 2023 includes (a) $368,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.1 million of audio visual revenue, and (c) $2.2 million of “other services” revenue earned by our products and services companies. Deferred income recognized in the three months ended March 31, 2022 includes (a) $437,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $218,000 of audio visual revenue, (c) $2.3 million of other revenue related to Ashford Trust’s agreement with Lismore (see note 15), and (d) $1.4 million of “other services” revenue earned by our products and services companies, excluding Lismore.
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
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $26.3 million and $17.6 million included in “accounts receivable, net” primarily related to our products and services segment, $7.4 million and $0 in “due from Ashford Trust,” and $2.6 million and $11.8 million included in “due from Braemar” related to REIT advisory services at March 31, 2023 and December 31, 2022, respectively. See note 15.
Disaggregated Revenue
Our revenues were comprised of the following for the three months ended March 31, 2023 and 2022, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Advisory services fees:
Base advisory fees	$12,108	$11,674
Incentive advisory fees	67	—
Other advisory revenue	128	128
Total advisory services fees revenue	12,303	11,802

Hotel management fees:
Base fees	9,010	6,174
Incentive fees	982	1,004
Other management fees	2,195	—
Total hotel management fees revenue	12,187	7,178

Design and construction fees revenue	6,929	4,524

Audio visual revenue	40,357	24,965

Other revenue:
Watersports, ferry and excursion services (1)	7,628	6,045
Debt placement and related fees (2)	395	2,483
Cash management fees (3)	126	—
Claims management services	1	15
Other services (4)	924	2,896
Total other revenue	9,074	11,439

Cost reimbursement revenue	104,272	74,051

Total revenues	$185,122	$133,959

REVENUES BY SEGMENT (5)
REIT advisory	$20,881	$19,393
Remington	101,464	70,507
Premier	9,771	6,226
INSPIRE	40,409	25,022
RED	7,651	6,045
OpenKey	389	382
Corporate and other	4,557	6,384
Total revenues	$185,122	$133,959
________
(1)    Watersports, ferry and excursion services revenue is earned by RED, which includes the entity that conducts RED’s legacy U.S. Virgin Islands operations, the Turks and Caicos Islands and Maui operations and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)     Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties. The three months ended March 31, 2022 included the revenue of Marietta Leasehold LP (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, and was acquired by Ashford Trust on December 16, 2022.
(5)    We have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and, for the three months ended March 31, 2022, Marietta into an “all other” category, which we refer to as “Corporate and Other.” See note 17 for discussion of segment reporting.
Geographic Information
Our REIT Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Our INSPIRE reporting segment conducts business in the United States, Mexico and the Dominican Republic. RED conducts business in the United States, the U.S. Virgin Islands and the Turks and Caicos Islands, a territory of the United Kingdom.
The following table presents revenue from INSPIRE and RED geographically for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
INSPIRE:
United States	$26,712	$19,070
Mexico	11,063	4,618
Dominican Republic	2,634	1,334
Total audio visual revenue	$40,409	$25,022
RED:
United States (including the U.S. Virgin Islands)	$6,238	$5,265
United Kingdom (Turks and Caicos Islands)	1,413	780
Total watersports, ferry and excursion services	$7,651	$6,045
4. Business Combination
Alii Nui
On March 17, 2023, RED acquired certain privately held entities and assets associated with Alii Nui, which provides luxury sailing and watersports experiences in Maui, Hawaii, for a total purchase price of $11.0 million, excluding working capital adjustments. The purchase price consisted of $8.0 million in cash, subject to certain adjustments, $1.0 million of contingent consideration and 80,000 RED Units issued at $25 per unit for a total liquidation value of $2.0 million. The RED Units accrue interest at 6.5% per annum. The $8.0 million cash consideration includes $300,000 of cash held back by the Company to be paid eighteen months after the acquisition date (the “Holdback Date”), subject to certain conditions. The $1.0 million of contingent consideration is subject to Alii Nui obtaining a permit to operate a marine vessel (the “Permit”) prior to the Holdback Date of which $500,000 is to be paid upon the later of January 15, 2024 or the date the Permit is obtained and the remaining $500,000 is to be paid on the Holdback Date, subject to certain conditions. Subsequent to March 31, 2023, Alii Nui obtained the Permit.
Both the Company and the holders of the RED Units have the right to convert the RED Units at the liquidation value of $25 per unit three years after the acquisition date upon providing notice to the respective party. The Company may convert the RED Units by paying cash or a combination of cash or the Company’s common shares at the sole discretion of the Company (the “Call Right”). The holders of the RED Units may convert their RED Units for cash (the “Put Right”). Under current accounting guidance, the Call Right and the Put Right are accounted for on a combined basis as a form of financing the acquisition of Alii Nui and recorded as a non-current note payable of $2.0 million in our condensed consolidated balance sheet.
The acquisition of Alii Nui was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections for Alii Nui and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. For goodwill reporting purposes, the operations and goodwill for Alii Nui are included in our RED reporting unit as they are similar businesses. See note 5.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to the RED Units, the contingent consideration and the intangible assets. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.
The fair value of the purchase price and preliminary allocation of the purchase price are as follows (in thousands):

Cash	$7,700
Cash consideration payable	300
Contingent consideration	1,000
RED Units	2,000
Working capital adjustments	337
Total fair value of purchase price	$11,337

	Fair Value	Estimated Useful Life
Current assets including cash of $998	$1,288
Property and equipment, net	2,255	20 years
Goodwill	686
Trademarks	1,600
Boat slip rights	6,250	20 years
Total assets acquired	12,079
Current liabilities	742
Total assumed liabilities	742
Net assets acquired	$11,337
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill includes value attributable to growth opportunities to expand RED’s operations to new markets in Hawaii.
Results of Alii Nui
The results of operations of Alii Nui have been included in our results of operations since the acquisition date of March 17, 2023. Our condensed consolidated statements of operations for the three months ended March 31, 2023 include total revenue of $424,000 and net income of $80,000 from Alii Nui, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Alii Nui acquisition had occurred on January 1, 2022, and the removal of $318,000 of transaction costs directly attributable to the acquisition (net of the incremental tax expense) for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues	$186,962	$136,175
Net income (loss)	1,612	1,312
Net income (loss) attributable to common stockholders	(7,289)	(7,792)
5. Goodwill and Intangible Assets, net
Goodwill
The carrying amount of goodwill as of March 31, 2023 is as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at December 31, 2022	$56,658	$1,235	$782	$58,675
Changes in goodwill:
Additions (2)	—	686	—	686
Balance at March 31, 2023	$56,658	$1,921	$782	$59,361
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) The addition relates to RED’s acquisition of Alii Nui. See note 4.
Intangible Assets
Intangible assets, net as of March 31, 2023 and December 31, 2022, are as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(43,356)	$71,375	$114,731	$(40,519)	$74,212
Premier management contracts	194,000	(56,263)	137,737	194,000	(53,415)	140,585
INSPIRE customer relationships	9,319	(5,807)	3,512	9,319	(5,527)	3,792
RED boat slip rights (1)	9,350	(574)	8,776	3,100	(535)	2,565
	$327,400	$(106,000)	$221,400	$321,150	$(99,996)	$221,154

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks (2)	2,090			490
	$6,990			$5,390
________
(1) Includes $6.3 million of boat slip rights acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.
(2) Includes $1.6 million of trademarks acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Amortization expense for definite-lived intangible assets was $6.0 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.
6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	March 31, 2023	December 31, 2022
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$82,000	$70,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	1,431	1,495
Note payable (18)	OpenKey	On demand	15.00%	99	—
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	20,000	17,300
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	150
Revolving credit facility (5) (8) (13)	RED	December 5, 2023	Prime Rate (4) + 1.75%	3	—
Term loan (5) (8) (14)	RED	July 18, 2029	6.00%	1,583	1,596
Term loan (5) (8)	RED	July 18, 2023	6.50%	267	337
Term loan (5) (8) (15)	RED	August 5, 2029	Prime Rate (4) + 2.00%	844	858
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,942	1,980
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,923	3,006
Term loan (5) (8) (19)	RED	March 17, 2033	Prime Rate (4) + 1.50%	1,664	—
Term loan (5) (8) (19)	RED	March 17, 2033	Prime Rate (4) + 1.50%	2,386	—
Draw term loan (5) (8) (16)	RED	March 17, 2032	5.00%	636	641
Draw term loan (5) (8) (16)	RED	March 17, 2032	5.00%	635	640
Draw term loan (5) (8) (17)	RED	Various (18)	Prime Rate (4) + 1.00%	1,457	1,099
RED Units (5) (20)	RED	See footnote (20)	6.50%	2,000	—
Total notes payable				120,020	99,102
Capitalized default interest, net				—	148
Deferred loan costs, net				(2,651)	(2,643)
Original issue discount, net (9)				(1,647)	(1,732)
Notes payable including capitalized default interest and deferred loan costs, net				115,722	94,875
Less current portion				(3,604)	(5,195)
Total notes payable, net - non-current				$112,118	$89,680
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”) was 4.92% at March 31, 2023.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 4.83% at March 31, 2023.
(4)     The Prime Rate was 8.00% and 7.50% at March 31, 2023 and December 31, 2022, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s Term Loan is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $14.8 million and $13.6 million as of March 31, 2023 and December 31, 2022, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On April 18, 2022 and March 7, 2023, the Company drew an additional $20.0 million and $12.0 million on the Credit Facility, respectively. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of March 31, 2023, the amount unused under the Credit Facility was $18.0 million.
(10)    On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of March 31, 2023, no balances had been drawn on the Revolving Note or the Equipment Note.
(11)    On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock, including a 10% premium, or cash at our sole discretion.
(12)    As of March 31, 2023, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
(13)    As of March 31, 2023, the amount unused under RED’s revolving credit facility was $247,000.
(14)    On July 18, 2019, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(15)    On July 23, 2021, RED entered into a term loan agreement with a maximum principal amount of $900,000.
(16)    On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which convert to term loans once fully drawn. Each loan bears an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%. As of March 31, 2023, the amount unused under RED’s non-revolving line of credit loans were $864,000 and $865,000, respectively.
(17)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converts into an individual term loan each time RED draws upon the facility. As of March 31, 2023, RED had drawn the full amount allowed under the line of credit. Maturity dates for amounts drawn under the facility are November 30, 2027, December 28, 2027 and January 20, 2028.
(18)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000 funded quarterly at $99,000 per quarter. As of March 31, 2023, the remaining unused loan balance was $296,000.
(19)    On March 17, 2023, in connection with the acquisition of Alii Nui, RED entered into two term loans of $1.7 million and $2.4 million. RED is required to make monthly payments on the term loans starting April 17, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(20)    On March 17, 2023, in connection with the Alii Nui acquisition, RED issued 80,000 RED Units at $25 per unit with a liquidation value of $2.0 million. The RED Units accrue interest at 6.5% per annum with required quarterly payments. The RED Units are considered a form of financing the acquisition of Alii Nui under current accounting guidance and is recorded as a non-current note payable in our condensed consolidated balance sheet. See note 4.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of March 31, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$23,817	$18,841
Accrued payroll expense	8,182	30,626
Accrued vacation expense	2,569	2,418
Accrued interest	269	381
Other accrued expenses	3,390	3,813
Total accounts payable and accrued expenses	$38,227	$56,079
8. Fair Value Measurements
Fair Value Hierarchy—Our assets and liabilities measured at fair value, either on a recurring or a non-recurring basis, are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market- place as discussed below:
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
March 31, 2023
Assets
Restricted Investment:
Ashford Trust common stock	$33	(1)	$—		$—		$33
Braemar common stock	178	(1)	—		—		178
Total	$211		$—		$—		$211
Liabilities
Contingent consideration	$(1,000)	(2)	$—		$(3,100)	(3)	$(4,100)
Subsidiary compensation plan	—		(4)	(1)	—		(4)
Deferred compensation plan	(2,630)		—		—		(2,630)
Total	$(3,630)		$(4)		$(3,100)		$(6,734)
Net	$(3,419)		$(4)		$(3,100)		$(6,523)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through March 31, 2023, which are distributed to the plan participants upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Alii Nui, $500,000 of which is reported within each of “claims liabilities and other” and “other liabilities” in our condensed consolidated balance sheets.
(3) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, which is reported within “other liabilities” in our condensed consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
December 31, 2022
Assets
Restricted Investment:
Ashford Trust common stock	$57	(1)	$—		$—		$57
Braemar common stock	246	(1)	—		—		246
Total	$303		$—		$—		$303
Liabilities
Contingent consideration	$—		$—		$(2,320)	(2)	$(2,320)
Subsidiary compensation plan	$—		$(74)	(1)	$—		$(74)
Deferred compensation plan	(2,849)		—		—		(2,849)
Total	$(2,849)		$(74)		$(2,320)		$(5,243)
Net	$(2,546)		$(74)		$(2,320)		$(4,940)
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
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, which is reported within “other liabilities” in our condensed consolidated balance sheets.
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2022	$(2,320)
Gains (losses) from fair value adjustments included in earnings	(780)
Balance at March 31, 2023	$(3,100)
__________________
(1) The Company measures contingent consideration liabilities related to the Chesapeake acquisition in April 2022 at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are a) a discount rate, with a range of 35.79% to 36.70%; b) a forward-looking risk-free rate, with a range of 3.97% to 4.86%; and c) a volatility rate of 50.76%.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2023	2022
Assets
Unrealized gain (loss) on investment: (1)
Ashford Trust common stock	$57	$110
Braemar common stock	—	57
Realized gain (loss) on investment: (2)
Ashford Trust common stock	(73)	(94)
Braemar common stock	(7)	23
Total	$(23)	$96
Liabilities
Contingent consideration (3)	$(780)	$—
Subsidiary compensation plan (4)	14	(47)
Deferred compensation plans (4)	220	(111)
Total	$(546)	$(158)
Net	$(569)	$(62)
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
(3)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the three months ended March 31, 2023 related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake in April 2022. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2023
Equity securities (1)	$672	$—	$(461)	$211
__________________
(1)     Distributions of $195,000 of available-for-sale securities occurred in the three months ended March 31, 2023.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2022
Equity securities (1)	$821	$—	$(518)	$303
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

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$211	$211	$303	$303
Financial liabilities measured at fair value:
Deferred compensation plan	$2,630	$2,630	$2,849	$2,849
Contingent consideration	4,100	4,100	2,320	2,320
Financial assets not measured at fair value:
Cash and cash equivalents	$37,004	$37,004	$44,390	$44,390
Restricted cash	35,133	35,133	37,058	37,058
Accounts receivable, net	26,298	26,298	17,615	17,615
Notes receivable	2,428	2,428	2,041	2,041
Due from affiliates	477	477	463	463
Due from Ashford Trust	7,390	7,390	—	—
Due from Braemar	2,591	2,591	11,828	11,828
Investments in unconsolidated entities	3,757	3,757	4,217	4,217
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$38,227	$38,227	$56,079	$56,079
Dividends payable	27,620	27,620	27,285	27,285
Due to affiliates	—	—	15	15
Due to Ashford Trust	—	—	1,197	1,197
Claims liabilities and other	30,648	30,648	26,547	26,547
Notes payable	120,020	114,019 to 126,021	99,102	94,147 to 104,057

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
Contingent consideration. The liability associated with the Company’s acquisition of Chesapeake is carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our condensed consolidated statements of operations. This is considered a Level 3 valuation technique. See note 8.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from affiliates, due to/from Ashford Trust, due from Braemar, notes receivable, accounts payable and accrued expenses, dividends payable, due to affiliates and claims liabilities and other. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
10. Commitments and Contingencies
Note Receivable—As of March 31, 2023, we have a note receivable from an affiliate BP Annex Dev LLC for $913,000. BP Annex Dev LLC has the ability to borrow an additional $108,000 for a maximum note commitment of $1.0 million from the Company. The note bears interest at 8.00% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. The note receivable is recorded in “other assets, net” in our condensed consolidated balance sheets.
Release and Waiver Agreement—On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of March 31, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $4.3 million.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2023, no amounts have been accrued.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On June 23, 2021, a lawsuit was filed in the United States District Court of the Virgin Islands, Division of St. Thomas and St. John (the “Federal Court”) against one of the Company’s subsidiaries. In the lawsuit, the plaintiff alleges negligence and gross negligence against both our subsidiary and a purported agent of our subsidiary and negligent entrustment against our subsidiary in connection with personal injuries allegedly suffered by the plaintiff. The claims were tendered to our insurance company who denied coverage as to the purported agent and issued a reservation of rights letter during the third quarter of 2022 with respect to our subsidiary’s coverage. We have asserted a number of defenses including a statutory defense that would limit our subsidiary’s liability regardless of whether coverage is afforded or not. The parties participated in a mediation conference on June 29, 2022 but were unable to resolve any of the disputes at issue. During the third quarter of 2022, the purported agent entered into a stipulated judgment for his liability and assigned to the plaintiff any and all claims he may have, including those he may have against our insurers. Subsequently, on July 28, 2022, the plaintiff, individually and as assignee of the purported agent’s claims, filed a separate lawsuit in the Superior Court of the Virgin Islands, Division of St. Thomas and St. John (the “Superior Court”) against our insurers and our subsidiary (the “Superior Court Case”). On August 26, 2022, our insurer filed a Notice of Removal to remove the Superior Court Case to the Federal Court and is in the process of defending against the plaintiff’s Motion to Remand this second lawsuit back to the Superior Court. In this second lawsuit, the plaintiff seeks certain declaratory relief as to our insurance policies and asserts allegations of fraud and bad faith denial of coverage of our subsidiary’s purported agent by our insurers and a breach of contract claim against our subsidiary under a theory of insufficient insurance coverage. Specifically, the purported agent has alleged a breach of contract claim against our subsidiary based on being an alleged third-party beneficiary of a contract between our subsidiary and another entity that required our subsidiary to hold specific insurance coverages. We believe the claims asserted against our subsidiary in this second lawsuit are frivolous. A hearing occurred on February 23, 2023 in the first lawsuit to determine if the Federal Court will bifurcate the lawsuit and first decide whether the statutory defense will apply. On March 30, 2023, the parties reached a settlement of all claims brought against all of our subsidiaries with the insurer paying all settlement amounts on behalf of our entities.
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
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended March 31,
	2023	2022
(Income) loss attributable to noncontrolling interests:
OpenKey	$226	$226
Pure Wellness	62	34
Total net (income) loss attributable to noncontrolling interests	$288	$260

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. Redeemable noncontrolling interests in Ashford Holdings includes the Series CHP Unit preferred membership interest issued in our acquisition of Chesapeake in April 2022 and the membership interests of common units and LTIP units.
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(155)	$9
Total net (income) loss attributable to redeemable noncontrolling interests	$(155)	$9
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
For the three months ended March 31, 2023, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 to the Series CHP Unit holders which is included in Ashford Holdings in the table above.
Convertible Preferred Stock—Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share plus the amount of all unpaid accrued and accumulated dividends on such share; (ii) accrues cumulative dividends at the rate of 7.28% per annum; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible, along with all unpaid accrued and accumulated dividends thereon, into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
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
As of March 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $18.7 million, which relates to the second and fourth quarters of 2021. On March 20, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended March 31, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on April 14, 2023.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $27.4 million and $27.1 million at March 31, 2023 and December 31, 2022, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the three months ended March 31, 2023 and 2022 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Preferred dividends - declared	$8,700	$8,700
Preferred dividends per share - declared	$0.4550	$0.4550
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	March 31, 2023	December 31, 2022
Aggregate preferred dividends - undeclared	$18,748	$18,414
Aggregate preferred dividends - undeclared per share	$0.9805	$0.9631

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our consolidated statements of operations. The components of equity-based compensation expense for the three months ended March 31, 2023 and 2022 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2023	2022
Equity-based compensation
Class 2 LTIP units and stock option amortization (1)	$32	$354
Employee LTIP units and equity grant expense (2)	439	341
Director and other non-employee equity grants expense (3)	18	54
Total equity-based compensation	$489	$749

Other equity-based compensation
REIT equity-based compensation (4)	$3,635	$4,329
	$4,124	$5,078
________
(1)    As of March 31, 2023, the Company had approximately $254,000 of total unrecognized compensation expense related to the Class 2 LTIP units that will be recognized over a weighted average period of 2.0 years.
(2)    As of March 31, 2023, the Company had approximately $3.8 million of total unrecognized compensation expense related to restricted shares and LTIP units that will be recognized over a weighted average period of 2.3 years.
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
The following table summarizes the DCP activity (in thousands):

	Three Months Ended March 31,
	2023	2022
Change in fair value
Unrealized gain (loss)	$220	$(111)
As of March 31, 2023 and December 31, 2022, the carrying value of the DCP liability was $2.6 million and $2.8 million, respectively. No distributions were made to any participant during the three months ended March 31, 2023 and 2022.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Ashford Trust—We are a party to an amended and restated advisory agreement with Ashford Trust and its operating subsidiary, Ashford Hospitality Limited Partnership (“Ashford Trust OP”).
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
Lismore has certain agreements with Ashford Trust to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. Lismore also previously held an agreement with Ashford Trust (the “Ashford Trust Agreement”) with an effective date of April 6, 2020 pursuant to which Lismore negotiated forbearance, modifications and refinancings of the existing mortgage debt on Ashford Trust’s hotels. The Ashford Trust Agreement additionally allowed for the Company to receive certain fees for refinancings performed within eight months after the Ashford Trust Agreement terminated. The Ashford Trust Agreement terminated effective April 6, 2022. For the three months ended March 31, 2022, the Company recognized revenue of $2.3 million under the Ashford Trust Agreement.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$8,468	$8,735

Hotel management fees:
Base management fees	6,357	5,002
Incentive management fees	566	783
Total hotel management fees revenue (1)	6,923	5,785

Design and construction fees revenue (2)	3,381	2,472

Other revenue:
Watersports, ferry and excursion services (4)	16	43
Debt placement and related fees (5)	395	2,293
Cash management fees (6)	71	—
Claims management services (7)	1	14
Other services (8)	397	348
Total other revenue	880	2,698

Cost reimbursement revenue	69,577	58,306

Total revenues	$89,229	$77,996

REVENUES BY SEGMENT (9)
REIT advisory	$12,762	$13,006
Remington	70,000	58,129
Premier	5,221	3,606
INSPIRE	29	38
RED	28	43
OpenKey	30	34
Corporate and other (10)	1,159	3,140
Total revenues	$89,229	$77,996

COST OF REVENUES
Cost of revenues for audio visual (3)	$2,655	$1,448

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$6,495	$3,350
________
(1)    Hotel management fees revenue is reported within our Remington segment. Base management fees and incentive management fees are recognized when services have been rendered. Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington receives an incentive management fee equal to the lessor of 1% of each hotel’s annual gross revenues or the amount by which the respective hotel’s gross operating profit exceeds the hotel’s budgeted gross operating profit. See note 3 for discussion of the hotel management fees revenue recognition policy.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(2)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural, and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
(3)    INSPIRE primarily contracts directly with customers to whom they provide services. INSPIRE recognizes the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, for INSPIRE are recognized in “cost of revenues for audio visual” in our condensed consolidated statements of operations. See note 3 for discussion of the revenue recognition policy.
(4)    Watersports, ferry and excursion services revenue includes revenue that is earned by RED for providing services directly to Ashford Trust rather than contracting with third-party customers.
(5)    Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(6)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust’s excess cash in short-term U.S. Treasury securities.
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
(10)    The Corporate and Other segment’s revenue includes cost reimbursement revenue from Ashford Trust’s capital contributions to Ashford Securities under the Third Amended and Restated Contribution Agreement between the Company, Ashford Trust and Braemar. Capital contributions are divided between the Company, Ashford Trust and Braemar based upon the actual amount of capital raised through Ashford Securities for each company which may result in increases or decreases to cost reimbursement revenue in any given reporting period. See discussion regarding Ashford Securities below.
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and its operating subsidiary, Braemar Hospitality Limited Partnership (“Braemar OP”).
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
Lismore has certain agreements with Braemar to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed.
The following table summarizes the revenues and expenses related to Braemar (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,640	$2,939
Incentive advisory fees (1)	67	—
Other advisory revenue (2)	128	128
Total advisory services fees revenue	3,835	3,067

Hotel management fees:
Base management fees	577	700
Incentive management fees	—	202
Total hotel management fees revenue (3)	577	902

Design and construction fees revenue (4)	2,520	1,320

Other revenue:
Watersports, ferry and excursion services (6)	618	583
Debt placement and related fees (7)	—	190
Cash management fees (8)	55	—
Claims management services (9)	—	1
Other services (10)	89	42
Total other revenue	762	816

Cost reimbursement revenue	14,519	11,045

Total revenues	$22,213	$17,150

REVENUES BY SEGMENT (11)
REIT advisory	$8,118	$6,388
Remington	6,684	7,062
Premier	3,440	1,831
INSPIRE	24	19
RED	628	583
OpenKey	9	9
Corporate and other (12)	3,310	1,258
Total revenues	$22,213	$17,150

COST OF REVENUES (5)
Cost of revenues for audio visual	$1,171	$701
Other	632	86

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$2,929	$1,671
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	765	612
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)    The incentive advisory fees for the three months ended March 31, 2023 includes the pro-rata portion of the second year installment of the 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.
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
(4)    Design and construction fees revenue primarily consists of revenue generated within our Premier segment by providing design, development, architectural and project management services for which Premier receives fees. See note 3 for discussion of the design and construction fees revenue recognition policy.
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
(7)    Debt placement and related fees are earned by Lismore for providing debt placement, modification and refinancing services.
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
(12)    The Corporate and Other segment’s revenue includes cost reimbursement revenue from Braemar’s capital contributions to Ashford Securities under the Third Amended and Restated Contribution Agreement between the Company, Ashford Trust and Braemar. Capital contributions are divided between the Company, Ashford Trust and Braemar based upon the actual amount of capital raised through Ashford Securities for each company which may result in increases or decreases to cost reimbursement revenue in any given reporting period. See discussion regarding Ashford Securities below.

Ashford Securities—On December 31, 2020, the Company entered into an Amended and Restated Contribution Agreement with the Parties with respect to funding certain expenses of Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs to fund the operations of Ashford Securities were allocated 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the Amended and Restated True-Up Date, there will be a true up among the Parties whereby the actual amount contributed by each Party will be based on the actual amount of capital raised by such Party through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-Up Ratio”). On January 27, 2022, the Parties entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in aggregate contributions to Ashford Securities allocated 10% to the Company, 45% to Ashford Trust and 45% to Braemar. On February 3, 2023, the Amended and Restated True-Up Date occurred and, on March 30, 2023, Braemar paid the Company $8.7 million for Braemar’s portion of their contributions to fund Ashford Securities as calculated under the Initial True-Up Ratio. The $8.7 million payment consisted of $2.5 million and $6.2 million for the Company’s and Ashford Trust’s prior contributions made to Ashford Securities, respectively, which were owed by Braemar as calculated under the Initial True-Up Ratio. On March 30, 2023, the Company paid Ashford Trust $6.2 million.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On February 1, 2023, the Parties entered into a Third Amended and Restated Contribution Agreement. The Third Amended and Restated Contribution Agreement states that after reaching the Amended and Restated True-Up Date capital contributions for the remainder of fiscal year 2023 will be divided between each Party based on the actual amount of capital raised by such Party through Ashford Securities. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the Parties whereby there will be adjustments so that the capital contributions made by each Party will be based on the cumulative amount of capital raised by each Party through Ashford Securities as a percentage of the total amount raised by the Parties collectively through Ashford Securities since June 19, 2019 (the resulting ratio of capital contributions among the Company, Ashford Trust and Braemar following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each Party in accordance with the Cumulative Ratio, as recalculated at the end of each year.
As of March 31, 2023, Ashford Trust and Braemar have funded approximately $135,000 and $15.9 million, respectively. The Company recognized $398,000 and $527,000 of cost reimbursement revenue from Ashford Trust for the three months ended March 31, 2023 and 2022, respectively, in our condensed consolidated statements of operations. The Company recognized $3.2 million and $1.0 million of cost reimbursement revenue from Braemar for the three months ended March 31, 2023 and 2022, respectively, in our condensed consolidated statements of operations. Cost reimbursement revenue for the three months ended March 31, 2023 includes $227,000 and $2.0 million of dealer manager fees earned by Ashford Securities for the placement of Ashford Trust’s and Braemar’s non-listed preferred equity offerings, respectively.

Expiration of Ashford Trust ERFP Agreement Related Leases—On June 26, 2018, the Company entered into an Enhanced Return Funding Program Agreement with Ashford Trust (the “Ashford Trust ERFP Agreement”). Although the Ashford Trust ERFP Agreement expired in accordance with its terms on June 26, 2021, certain obligations of the parties survived. In the first quarter of 2022, Ashford Trust purchased furniture, fixtures and equipment (“FF&E”) with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our condensed consolidated statement of operations for the three months ended March 31, 2022.
In the fourth quarter of 2022, Ashford Trust purchased FF&E with a net book value of $3.1 million from the Company at the fair market value of $1.0 million upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $1.0 million outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of March 31, 2023.
In the first quarter of 2023, Ashford Trust purchased FF&E with a net book value of $1.5 million from the Company at the fair market value of $450,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $450,000 outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of March 31, 2023. The Company recorded a loss on the sale of the FF&E of $1.0 million which is included within “other” operating expense in our condensed consolidated statement of operations for the three months ended March 31, 2023.
Other Related Party Transactions—On January 3, 2023, the Company acquired RHC, an affiliate owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis. We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. Upon the acquisition date, the operating lease asset and corresponding operating lease liability of $17.2 million associated with the Company’s lease with RHC was eliminated upon consolidation.
The following table summarizes the assets and liabilities acquired by the Company on the asset acquisition date (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

January 3, 2023
Restricted cash	$849
Property and equipment, net	2,183
Operating lease right-of-use assets	15,017
Total assets acquired	18,049
Operating lease liabilities	17,200
Other liabilities	849
Total assumed liabilities	18,049
Net assets acquired	$—
On March 2, 2023, the Company entered into a Limited Waiver Under Advisory Agreement (the “2023 Braemar Limited Waiver”) with Braemar, Braemar OP, and Braemar TRS and a Limited Waiver Under Advisory Agreement (the “2023 Ashford Trust Limited Waiver” and, together with the 2023 Braemar Limited Waiver, the “2023 Limited Waivers”) with Ashford Trust, Ashford Trust OP, and Ashford Trust TRS. Pursuant to the 2023 Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2023 (the “2023 Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the 2023 Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the 2023 Waiver Period.
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
Ashford Trust held a 15.06% noncontrolling interest in OpenKey, and Braemar held a 7.92% noncontrolling interest in OpenKey, as of March 31, 2023 and December 31, 2022. On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar for 2023 with a maximum loan amount of $395,000, funded quarterly at $99,000. See note 6.
As of March 31, 2023, we have a note receivable from an affiliate BP Annex Dev LLC for $913,000. BP Annex Dev LLC has the ability to borrow an additional $108,000 for a maximum note commitment of $1.0 million from the Company. The note bears interest at 8.00% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. The note receivable is recorded in “other assets, net” in our condensed consolidated balance sheet.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$1,309	$948
Less: Dividends on preferred stock, declared and undeclared (1)	(9,034)	(9,373)
Undistributed net income (loss) allocated to common stockholders	(7,725)	(8,425)
Distributed and undistributed net income (loss) - basic	$(7,725)	$(8,425)
Distributed and undistributed net income (loss) - diluted	$(7,725)	$(8,425)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,984	2,809
Weighted average common shares outstanding – diluted	2,984	2,809

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(2.59)	$(3.00)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(2.59)	$(3.00)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 12.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$155	$(9)
Net income (loss) attributable to subsidiary convertible interests	20	—
Dividends on preferred stock, declared and undeclared	9,034	9,373
Total	$9,209	$9,364
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	32	97
Effect of assumed conversion of Ashford Holdings units	93	8
Effect of conversion of subsidiary interests	155	104
Effect of assumed conversion of preferred stock	4,226	4,365
Total	4,506	4,574

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; and (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry. For 2023, Premier, OpenKey, RED, and Pure Wellness do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier, RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and, for the three months ended March 31, 2022, Marietta, into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See note 3 for details of our segments’ material revenue generating activities.
Our chief operating decision maker’s (“CODM”) primary measure of segment profitability is net income. Our CODM currently reviews assets at the consolidated level and does not currently review segment assets to make key decisions on resource allocations. Since such asset information by segment is not reviewed by our CODM, segment assets are not available for disclosure.
Certain information concerning our segments for the three months ended March 31, 2023 and 2022 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended March 31, 2023
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$12,303	$—	$—	$—	$—	$—	$—	$12,303
Hotel management fees	—	12,187	—	—	—	—	—	12,187
Design and construction fees	—	—	6,929	—	—	—	—	6,929
Audio visual	—	—	—	40,357	—	—	—	40,357
Other	127	—	—	—	7,628	389	930	9,074
Cost reimbursement revenue (1)	8,451	89,277	2,842	52	23	—	3,627	104,272
Total revenues	20,881	101,464	9,771	40,409	7,651	389	4,557	185,122
EXPENSES
Depreciation and amortization	516	2,871	2,888	463	181	3	78	7,000
Other operating expenses (2)	1,032	8,189	4,211	35,044	7,093	1,357	12,355	69,281
Reimbursed expenses (1)	8,377	89,277	2,842	52	23	—	3,627	104,198
Total operating expenses	9,925	100,337	9,941	35,559	7,297	1,360	16,060	180,479
OPERATING INCOME (LOSS)	10,956	1,127	(170)	4,850	354	(971)	(11,503)	4,643
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(459)	(459)
Interest expense	—	—	—	(295)	(276)	—	(2,266)	(2,837)
Amortization of loan costs	—	—	—	(37)	(10)	—	(194)	(241)
Interest income	—	40	—	—	—	—	237	277
Realized gain (loss) on investments	—	(80)	—	—	—	—	—	(80)
Other income (expense)	—	59	—	21	428	—	(15)	493
INCOME (LOSS) BEFORE INCOME TAXES	10,956	1,146	(170)	4,539	496	(971)	(14,200)	1,796
Income tax (expense) benefit	(2,562)	(296)	51	(2,616)	(45)	—	4,848	(620)
NET INCOME (LOSS)	$8,394	$850	$(119)	$1,923	$451	$(971)	$(9,352)	$1,176
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

18. Subsequent Events
On April 3, 2023, the Company entered into a note receivable with an affiliate of REA Holdings for $800,000. The principal plus any accrued interest is due to the Company on demand or, in the absence of any demand, 24 months. The interest rate on the note receivable is 7.5% per annum.

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
•our ability to maintain compliance with the NYSE American continued listing standards;
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2023, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
•changes in interest rates;
•macroeconomic conditions, such as a prolonged period of weak economic growth, inflation and volatility in capital markets;
•uncertainty in the banking sector and market volatility due to the recent failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
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
•disruptions relating to the acquisition or integration of Alii Nui and Chesapeake or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of Alii Nui, Chesapeake or any other business we invest in or acquire.
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

Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of May 9, 2023, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,261 shares of our common stock, which represented an approximately 19.1% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,149,404 shares of Ashford Inc. common stock, which if converted as of May 9, 2023 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 64.8%.
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of Ashford Trust or Braemar’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar and third parties. As of March 31, 2023, Remington provided hotel management services to 118 properties, 45 of which were owned by third-parties.
Recent Developments
On January 3, 2023, the Company acquired Remington Hotel Corporation (“RHC”), an affiliate owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis. See note 15 in our condensed consolidated financial statements.
On February 1, 2023, the Parties entered into a Third Amended and Restated Contribution Agreement. The Third Amended and Restated Contribution Agreement states that after reaching the Amended and Restated True-Up Date capital contributions for the remainder of fiscal year 2023 will be divided between each Party based on the actual amount of capital raised by such Party through Ashford Securities. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the Parties whereby there will be adjustments so that the capital contributions made by each Party will be based on the cumulative amount of capital raised by each Party through Ashford Securities as a percentage of the total amount raised by the Parties collectively through Ashford Securities since June 19, 2019 (the resulting ratio of capital contributions among the Company, Ashford Trust and Braemar following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each Party in accordance with the Cumulative Ratio, as recalculated at the end of each year. See note 15 in our condensed consolidated financial statements.

On March 17, 2023, RED acquired certain privately held entities and assets associated with Alii Nui, which provides luxury sailing and watersports experiences in Maui, Hawaii, for a total purchase price of $11.0 million, excluding working capital adjustments. The purchase price consisted of $8.0 million in cash, subject to certain adjustments, $1.0 million of contingent consideration and 80,000 RED Units issued at $25 per unit for a total liquidation value of $2.0 million. See note 4 in our condensed consolidated financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of March 31, 2023, no balances had been drawn on the Revolving Note or the Equipment Note. See note 6 in our condensed consolidated financial statements.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
REVENUE
Advisory services fees	$12,303	$11,802	$501	4.2%
Hotel management fees	12,187	7,178	5,009	69.8%
Design and construction fees	6,929	4,524	2,405	53.2%
Audio visual	40,357	24,965	15,392	61.7%
Other	9,074	11,439	(2,365)	(20.7)%
Cost reimbursement revenue	104,272	74,051	30,221	40.8%
Total revenues	185,122	133,959	51,163	38.2%
EXPENSES
Salaries and benefits	22,775	16,845	(5,930)	(35.2)%
Cost of revenues for design and construction	2,866	1,910	(956)	(50.1)%
Cost of revenues for audio visual	27,828	17,879	(9,949)	(55.6)%
Depreciation and amortization	7,000	7,625	625	8.2%
General and administrative	9,710	7,363	(2,347)	(31.9)%
Other	6,102	5,467	(635)	(11.6)%
Reimbursed expenses	104,198	73,908	(30,290)	(41.0)%
Total expenses	180,479	130,997	(49,482)	(37.8)%
OPERATING INCOME (LOSS)	4,643	2,962	1,681	56.8%
Equity in earnings (loss) of unconsolidated entities	(459)	190	(649)	(341.6)%
Interest expense	(2,837)	(1,279)	(1,558)	(121.8)%
Amortization of loan costs	(241)	(73)	(168)	(230.1)%
Interest income	277	81	196	242.0%
Realized gain (loss) on investments	(80)	(71)	(9)	(12.7)%
Other income (expense)	493	147	346	235.4%
INCOME (LOSS) BEFORE INCOME TAXES	1,796	1,957	(161)	(8.2)%
Income tax (expense) benefit	(620)	(1,278)	658	51.5%
NET INCOME (LOSS)	1,176	679	497	73.2%
(Income) loss from consolidated entities attributable to noncontrolling interests	288	260	28	10.8%
Net (income) loss attributable to redeemable noncontrolling interests	(155)	9	(164)	(1,822.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,309	948	361	38.1%
Preferred dividends, declared and undeclared	(9,034)	(9,373)	339	3.6%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,725)	$(8,425)	$700	8.3%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $700,000 to a $7.7 million loss for the three months ended March 31, 2023 (“the 2023 quarter”) compared to a $8.4 million loss for the three months ended March 31, 2022 (“the 2022 quarter”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $51.2 million, or 38.2%, to $185.1 million for the 2023 quarter compared to the 2022 quarter due to the following (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$12,108	$11,674	$434	3.7%
Incentive advisory fees (2)	67	—	67
Other advisory revenue (3)	128	128	—	—%
Total advisory services fees revenue	12,303	11,802	501	4.2%

Hotel management fees:
Base management fees	9,010	6,174	2,836	45.9%
Incentive management fees	982	1,004	(22)	(2.2)%
Other management fees	2,195	—	2,195
Total hotel management fees revenue (4)	12,187	7,178	5,009	69.8%

Design and construction fees revenue (5)	6,929	4,524	2,405	53.2%

Audio visual revenue (6)	40,357	24,965	15,392	61.7%

Other revenue:
Watersports, ferry and excursion services (7)	7,628	6,045	1,583	26.2%
Debt placement and related fees (8)	395	2,483	(2,088)	(84.1)%
Cash management fees (9)	126	—	126
Claims management services (10)	1	15	(14)	(93.3)%
Other services (11)	924	2,896	(1,972)	(68.1)%
Total other revenue	9,074	11,439	(2,365)	(20.7)%

Cost reimbursement revenue (12)	104,272	74,051	30,221	40.8%

Total revenues	$185,122	$133,959	$51,163	38.2%

REVENUES BY SEGMENT (13)
REIT advisory	$20,881	$19,393	$1,488	7.7%
Remington	101,464	70,507	30,957	43.9%
Premier	9,771	6,226	3,545	56.9%
INSPIRE	40,409	25,022	15,387	61.5%
RED	7,651	6,045	1,606	26.6%
OpenKey	389	382	7	1.8%
Corporate and other	4,557	6,384	(1,827)	(28.6)%
Total revenues	$185,122	$133,959	$51,163	38.2%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $701,000 from Braemar offset by lower revenue of $267,000 from Ashford Trust. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)The $67,000 of incentive advisory fees for the three months ended March 31, 2023 includes the pro-rata portion of the second year installment of the 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022 and 2021 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.

(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(4)    The increase in hotel management fees revenue is due to higher base management fees from Ashford Trust and third parties of $1.4 million and $1.6 million, respectively. Incentive management fees from third parties increased $397,000 in the 2023 quarter offset by decreases of $217,000 and $202,000 from Ashford Trust and Braemar, respectively. The increase in hotel management fees revenue also includes an increase of $2.2 million in other management fees primarily due to Remington’s acquisition of Chesapeake in April 2022. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fixed monthly accounting fees and fees for revenue management services at certain third-party properties.
(5)    The increase in design and construction fees revenue is primarily due to higher revenue from Ashford Trust, Braemar and third parties of $909,000, $1.2 million and $296,000, respectively, due to our clients’ increased capital expenditures.
(6)    The $15.4 million increase in audio visual revenue is primarily due to a recovery in demand for group events.
(7)    The $1.6 million increase in watersports, ferry and excursion services revenue is due primarily to an increase of $973,000 in revenue in RED’s U.S. operations including the U.S. Virgin Islands, Key West, Florida and Maui, Hawaii and an increase of $633,000 in revenue from RED’s international operations in Turks and Caicos.
(8)    The decrease in debt placement and related fee revenue is due to lower revenue of $1.9 million and $190,000 from Ashford Trust and Braemar, respectively. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in the 2023 quarter is primarily due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022. Debt placement and related fees revenue related to the Ashford Trust Agreement in the 2022 quarter was $2.3 million.
(9)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(10)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(11)    Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties. Other revenue additionally includes Marietta prior to Ashford Trust’s acquisition of Marietta on December 16, 2022. The decrease in other services revenue is primarily due to the sale of Marietta, which recognized $1.8 million of revenue in the 2022 quarter.
(12)    The increase in cost reimbursement revenue in the 2023 quarter is primarily due to an increase in Remington’s cost reimbursement revenue of $26.1 million from Remington’s acquisition of Chesapeake in April 2022. The increase is additionally due to an increase of $1.1 million in Premier’s cost reimbursement revenue due to our clients’ increased capital expenditures in the 2023 quarter compared to the 2022 quarter and an increase of $875,000 in cost reimbursement revenue in the 2023 quarter related to reimbursable advisory expenses for Ashford Trust and Braemar.
(13)    See note 17 in our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $5.9 million, or 35.2%, to $22.8 million for the 2023 quarter compared to the 2022 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Salaries and benefits:
Salary expense (1)	$13,169	$9,628	$3,541
Bonus expense	4,464	4,244	220
Benefits related expenses (2)	4,891	2,163	2,728
Total salary, bonus, and benefits related expenses	22,524	16,035	6,489
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants (3)	32	354	(322)
Employee equity grant expense	439	345	94
Total equity-based compensation	471	699	(228)
Non-cash (gain) loss in deferred compensation plan (4)	(220)	111	(331)
Total salaries and benefits	$22,775	$16,845	$5,930
________
(1)    The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 quarter and includes $990,000 of expense recognized in the 2023 quarter related to Mr. Welter’s termination agreement with the Company which began in the third quarter of 2022.
(2) The increase in benefits related expenses is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 quarter and includes an increase of $1.0 million from Remington’s employee insurance related expenses, primarily due to Remington’s acquisition of Chesapeake in April 2022.
(3)    The decrease in Class 2 LTIP units and stock grant expense in the 2023 quarter primarily relates to the vesting of previously issued stock option grants which were subject to a three-year vesting period. Beginning in 2020, the Company began to issue restricted stock in lieu of stock options under its equity incentive program.
(4)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gain in the 2023 quarter and the loss in the 2022 quarter are primarily attributable to decreases and increases, respectively, in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 14 in our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $1.0 million, or 50.1% to $2.9 million during the 2023 quarter compared to $1.9 million for the 2022 quarter due to increased capital expenditures by our clients.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $9.9 million, or 55.6%, to $27.8 million during the 2023 quarter compared to $17.9 million for the 2022 quarter, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $625,000, or 8.2%, to $7.0 million for the 2023 quarter compared to the 2022 quarter. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement and the sale of Marietta to Ashford Trust in the fourth quarter of 2022. Depreciation and amortization expense for the 2023 quarter and the 2022 quarter excludes depreciation expense related to audio visual equipment of $1.1 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2023 quarter and the 2022 quarter related to marine vessels in the amount of $413,000 and $286,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $2.3 million, or 31.9%, to $9.7 million for the 2023 quarter compared to the 2022 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Professional fees (1)	$2,711	$2,097	$614
Office expense (2)	3,204	2,441	763
Public company costs	185	227	(42)
Director costs	276	397	(121)
Travel and other expense (3)	3,100	1,986	1,114
Non-capitalizable - software costs	234	215	19
Total general and administrative	$9,710	$7,363	$2,347
________
(1)    The increase in professional fees in the 2023 quarter is primarily due to an increase of $282,000 for INSPIRE from greater demand for group events compared to the 2022 quarter and an increase of $227,000 for RED from fees related to the Alii Nui acquisition.
(2) The increase in office expenses in the 2023 quarter is primarily due to an increase of $429,000 for INSPIRE due to the increased greater demand for group events compared to the 2022 quarter.
(3) The increase in travel and other expense is primarily due to increases in the Company’s business travel and other related expenses for our products and services companies in the 2023 quarter as our subsidiaries’ operations accelerated compared to the 2022 quarter. RED had increased expenses compared to the 2022 quarter of $734,000 from expenses related to the Alii Nui acquisition.
Other. Other operating expense increased $635,000, or 11.6%, to $6.1 million for the 2023 quarter compared to the 2022 quarter. The increase in the 2023 quarter was primarily due to $780,000 of expense related to the change in the fair value of our contingent consideration liability associated with the acquisition of Chesapeake in April 2022 and an increase of approximately $718,000 of RED’s operating expenses. These increases were offset by a decrease of $1.1 million of operating expenses related to Marietta, which was acquired by Ashford Trust in December 2022. Other operating expenses for the 2023 and 2022 quarters include losses on the sale of FF&E previously leased to Ashford Trust of $1.0 million and $706,000, respectively, under the Ashford Trust ERFP agreement and cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $30.3 million to $104.2 million during the 2023 quarter compared to $73.9 million for the 2022 quarter primarily due to an increase in hotel management reimbursed expenses due to Remington’s acquisition of Chesapeake in April 2022.
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

	Three Months Ended March 31,
	2023	2022	$ Change
Cost reimbursement revenue	$104,272	$74,051	$30,221
Reimbursed expenses	104,198	73,908	30,290
Net total	$74	$143	$(69)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were a loss of $459,000 and earnings of $190,000 for the 2023 quarter and the 2022 quarter, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.

Interest Expense. Interest expense increased $1.6 million to $2.8 million during the 2023 quarter compared to $1.3 million for the 2022 quarter. The increase is primarily due to an increase in the Company’s notes payable under our Credit Facility entered into in April 2022, which had an outstanding balance of $82.0 million as of March 31, 2023. Interest expense in the 2023 quarter included expense of $2.2 million related to the Company’s Credit Facility. The increase in interest expense is also due to higher average LIBOR and Prime Rates during the 2023 quarter. The average LIBOR rates in the 2023 quarter and the 2022 quarter were 4.62% and 0.23%, respectively, and the average Prime Rates in the 2023 quarter and the 2022 quarter were 7.57% and 3.29%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $241,000 and $73,000 for the 2023 quarter and the 2022 quarter, respectively. The increase is primarily due to the Company’s Credit Facility entered into in April 2022. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 6 in our condensed consolidated financial statements.
Interest Income. Interest income was $277,000 and $81,000 for the 2023 quarter and the 2022 quarter, respectively.
Realized Gain (Loss) on Investments. Realized loss on investments was $80,000 and $71,000 for the 2023 quarter and the 2022 quarter, respectively. The realized loss on investments for the 2023 quarter and the 2022 quarter primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 8 in our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was expense of $493,000 and expense of $147,000 in the 2023 quarter and the 2022 quarter, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased by $658,000 from expense of $1.3 million in the 2022 quarter to $620,000 of expense in the 2023 quarter primarily due to an increase in interest expense. Current income tax expense decreased by $1.2 million from $2.6 million of expense in the 2022 quarter to $1.4 million in expense in the 2023 quarter. Deferred income tax benefit decreased by $551,000 from a $1.3 million benefit in the 2022 quarter to a $787,000 benefit in the 2023 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated a loss of $288,000 in the 2023 quarter and a loss of $260,000 in the 2022 quarter. See notes 2 and 11 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $155,000 in the 2023 quarter and losses of $9,000 in the 2022 quarter. The 2023 quarter includes $172,000 of income allocated to the Series CHP Units holders from the Company’s acquisition of Chesapeake in April 2022. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, decreased $339,000 to $9.0 million during the 2023 quarter compared to $9.4 million for the 2022 quarter. The decrease is due to the Company’s payment in April 2022 of $17.8 million of accrued and outstanding Series D Convertible Preferred Stock dividends for the quarters ended June 30, 2020 and December 31, 2020.

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
Loan Agreements—On March 31, 2023, the Company amended its Credit Agreement, previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences the Credit Facility in the amount of $100.0 million, including a $50.0 million term loan funded upon closing and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On April 18, 2022 and March 7, 2023, the Company drew an additional $20.0 million and $12.0 million on the Credit Facility, respectively. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of March 31, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of March 31, 2023, no balances had been drawn on the Revolving Note or the Equipment Note.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $36.6 million and $27.6 million as of March 31, 2023 and December 31, 2022, respectively. For further discussion see note 6 in our condensed consolidated financial statements.
Preferred stock dividends—As of March 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $18.7 million, which remain in arrears for the second and fourth quarters of 2021. On March 20, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended March 31, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on April 14, 2023.
The Company does not currently expect to declare and pay the accrued and unpaid dividends on the Series D Convertible

Preferred Stock for the quarters ended June 30, 2021 and December 31, 2021 during calendar year 2023. However, the Company remained current on the preferred dividend payments in 2022 and the first quarter of 2023 and currently intends to remain current on future preferred dividend payments. The independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis and will make decisions on such preferred dividend payments based on the ongoing liquidity and capital needs of the Company.
Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share plus the amount of all unpaid accrued and accumulated dividends on such share; (ii) accrues cumulative dividends at the rate of 7.28% per annum; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible, along with all unpaid accrued and accumulated dividends thereon, into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares. See note 12 in our condensed consolidated financial statements.
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2023.
Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2025. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. As of March 31, 2023, the fair value of the DCP liability was $2.5 million.
The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of March 31, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $4.3 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of March 31, 2023 and December 31, 2022, we had $37.0 million and $44.4 million of cash and cash equivalents, respectively, and $35.1 million and $37.1 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC and Ashford Services and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in insured cash sweep accounts, which are fully insured by the FDIC. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest, principal payments, acquisitions and key money payments to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $7.4 million for the three months ended March 31, 2023 compared to net cash flows used in operating activities of $5.7 million for the three months ended March 31, 2022. The decrease in cash flows from operating activities was primarily due to the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar. These decreases in cash flows were offset by an increase in earnings from growth in our subsidiaries’ operations for the three months ended March 31, 2023.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2023, net cash flows used in investing activities were $11.3 million. These cash flows consisted of net cash paid to acquire Alii Nui of $6.7 million, capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $5.1 million and issuance of a note receivable of $361,000. These were offset by cash inflows of $849,000 from the asset acquisition of RHC.
For the three months ended March 31, 2022, net cash flows used in investing activities were $351,000. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $1.8 million, and an investment in an unconsolidated entity of $400,000. These were offset by cash inflows of $406,000 in proceeds from the sale of FF&E to Ashford Trust and proceeds from a note receivable of $1.4 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2023, net cash flows provided by financing activities were $9.4 million. These cash flows consisted of $20.0 million of proceeds from borrowings on notes payable, $12.0 million of which related to the Company’s Credit Agreement. These were offset by $8.7 million of dividend payments on the Series D Convertible Preferred Stock, $1.2 million of payments on notes payable, purchases of $341,000 of treasury stock, $172,000 of distributions to consolidating noncontrolling interests, $52,000 of loan cost payments, $101,000 of payments on finance leases and net repayments in advances to employees of $18,000 associated with tax withholdings for restricted stock vestings.
For the three months ended March 31, 2022, net cash flows used in financing activities were $2.8 million. These cash flows consisted of $1.6 million of payments on notes payable, $208,000 of payments on finance leases, purchases of $218,000 of treasury stock, $61,000 of loan cost payments, $615,000 of net payments on our revolving credit facilities and net repayments in advances to employees of $246,000 associated with tax withholdings for restricted stock vesting. These were offset by $61,000 of proceeds from borrowings on notes payable.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2022, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K, other than items as described in Liquidity and Capital Resources.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2022 Form 10-K. There have been no material changes in these critical accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At March 31, 2023, our total indebtedness of $120.0 million included $113.4 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rates on the outstanding balance of variable-rate debt at March 31, 2023 would be approximately $1.1 million annually. Interest rate changes have no impact on the remaining $6.6 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2023, no amounts have been accrued.
On June 23, 2021, a lawsuit was filed in the United States District Court of the Virgin Islands, Division of St. Thomas and St. John (the “Federal Court”) against one of the Company’s subsidiaries. In the lawsuit, the plaintiff alleges negligence and gross negligence against both our subsidiary and a purported agent of our subsidiary and negligent entrustment against our subsidiary in connection with personal injuries allegedly suffered by the plaintiff. The claims were tendered to our insurance company who denied coverage as to the purported agent and issued a reservation of rights letter during the third quarter of 2022 with respect to our subsidiary’s coverage. We have asserted a number of defenses including a statutory defense that would limit our subsidiary’s liability regardless of whether coverage is afforded or not. The parties participated in a mediation conference on June 29, 2022 but were unable to resolve any of the disputes at issue. During the third quarter of 2022, the purported agent entered into a stipulated judgment for his liability and assigned to the plaintiff any and all claims he may have, including those he may have against our insurers. Subsequently, on July 28, 2022, the plaintiff, individually and as assignee of the purported agent’s claims, filed a separate lawsuit in the Superior Court of the Virgin Islands, Division of St. Thomas and St. John (the “Superior Court”) against our insurers and our subsidiary (the “Superior Court Case”). On August 26, 2022, our insurer filed a Notice of Removal to remove the Superior Court Case to the Federal Court and is in the process of defending against the plaintiff’s Motion to Remand this second lawsuit back to the Superior Court. In this second lawsuit, the plaintiff seeks certain declaratory relief as to our insurance policies and asserts allegations of fraud and bad faith denial of coverage of our subsidiary’s purported agent by our insurers and a breach of contract claim against our subsidiary under a theory of insufficient insurance coverage. Specifically, the purported agent has alleged a breach of contract claim against our subsidiary based on being an alleged third-party beneficiary of a contract between our subsidiary and another entity that required our subsidiary to hold specific insurance coverages. We believe the claims asserted against our subsidiary in this second lawsuit are frivolous. A hearing occurred on February 23, 2023 in the first lawsuit to determine if the Federal Court will bifurcate the lawsuit and first decide whether the statutory defense will apply. On March 30, 2023, the parties reached a settlement of all claims brought against all of our subsidiaries with the insurer paying all settlement amounts on behalf of our entities.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of March 31, 2023, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	531		$—	(3)	—	$20,000,000
February 1 to February 28	53	(2)	$14.27		—	$20,000,000
March 1 to March 31	28,457	(2)	$12.06	(3)	—	$20,000,000
Total	29,041		$12.09		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2023.
(2) Includes 53 and 28,248 shares that were withheld to cover tax-withholding requirements in February and March, respectively, related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 531 and 209 restricted shares of our common stock in January and March, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of March 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $18.7 million, which remain in arrears for the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $27.4 million and $27.1 million at March 31, 2023 and December 31, 2022, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock accrues cumulative preferred dividends at the rate of 7.28% per annum and will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On March 20, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended March 31, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on April 14, 2023.
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
3.10
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

10.1
Amended and Restated Credit Agreement by and between Inspire Event Technologies Holdings, LLC and Comerica Bank, dated March 24, 2023 (composite version, reflects all amendments through March 24, 2023) (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.2
Third Amended and Restated Master Term Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.3
Third Amended and Restated Master Revolving Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.4
Equipment Note Agreement, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.5
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.6
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	May 11, 2023	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 11, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer