Form 10-Q
period 2023-06-30
Ashford Inc.
filed 2023-08-10
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,214,457
(Class)	Outstanding at August 8, 2023

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$32,505	$44,390
Restricted cash	36,108	37,058
Restricted investment	224	303
Accounts receivable, net of allowance of $1,180 and $175, respectively	22,880	17,615
Due from affiliates	220	463
Due from Ashford Trust	7,412	—
Due from Braemar	2,058	11,828
Inventories	2,503	2,143
Prepaid expenses and other	15,126	11,226
Total current assets	119,036	125,026
Investments in unconsolidated entities	3,369	4,217
Property and equipment, net	52,438	41,791
Operating lease right-of-use assets	21,054	23,844
Goodwill	59,446	58,675
Intangible assets, net	222,274	226,544
Other assets, net	1,094	2,259
Total assets	$478,711	$482,356
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$38,320	$56,079
Dividends payable	27,964	27,285
Due to affiliates	33	15
Due to Ashford Trust	—	1,197
Deferred income	881	444
Notes payable, net	3,690	5,195
Finance lease liabilities	403	1,456
Operating lease liabilities	3,829	3,868
Claims liabilities and other	32,317	25,630
Total current liabilities	107,437	121,169
Deferred income	8,138	7,356
Deferred tax liability, net	26,562	27,873
Deferred compensation plan	2,060	2,849
Notes payable, net	114,485	89,680
Finance lease liabilities	2,957	1,962
Operating lease liabilities	19,323	20,082
Other liabilities	4,373	3,237
Total liabilities	285,335	274,208
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	478,000	478,000
Redeemable noncontrolling interests	1,726	1,614
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,317,321 and 3,181,585 shares issued and 3,214,457 and 3,110,044 shares outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	299,039	297,715
Accumulated deficit	(583,673)	(568,482)
Accumulated other comprehensive income (loss)	(59)	78
Treasury stock, at cost, 102,864 and 71,541 shares at June 30, 2023 and December 31, 2022, respectively	(1,324)	(947)
Total equity (deficit) of the Company	(286,014)	(271,633)
Noncontrolling interests in consolidated entities	(336)	167
Total equity (deficit)	(286,350)	(271,466)
Total liabilities, mezzanine equity and equity (deficit)	$478,711	$482,356
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Advisory services fees	$12,114	$11,969	$24,417	$23,771
Hotel management fees	14,878	13,420	27,065	20,598
Design and construction fees	7,605	4,738	14,534	9,262
Audio visual	41,349	35,977	81,706	60,942
Other	11,808	12,072	20,882	23,511
Cost reimbursement revenue	104,956	89,277	209,228	163,328
Total revenues	192,710	167,453	377,832	301,412
EXPENSES
Salaries and benefits	22,629	16,603	45,404	33,448
Cost of revenues for design and construction	3,589	2,206	6,455	4,116
Cost of revenues for audio visual	29,993	23,279	57,821	41,158
Depreciation and amortization	6,990	8,019	13,990	15,644
General and administrative	12,347	10,173	22,057	17,536
Other	5,684	5,669	11,786	11,136
Reimbursed expenses	104,956	89,181	209,154	163,089
Total expenses	186,188	155,130	366,667	286,127
OPERATING INCOME (LOSS)	6,522	12,323	11,165	15,285
Equity in earnings (loss) of unconsolidated entities	(388)	67	(847)	257
Interest expense	(3,422)	(2,536)	(6,259)	(3,815)
Amortization of loan costs	(265)	(232)	(506)	(305)
Interest income	440	38	717	119
Realized gain (loss) on investments	—	—	(80)	(71)
Other income (expense)	(159)	(259)	334	(112)
INCOME (LOSS) BEFORE INCOME TAXES	2,728	9,401	4,524	11,358
Income tax (expense) benefit	(1,227)	(4,076)	(1,847)	(5,354)
NET INCOME (LOSS)	1,501	5,325	2,677	6,004
(Income) loss from consolidated entities attributable to noncontrolling interests	214	298	502	558
Net (income) loss attributable to redeemable noncontrolling interests	(133)	(141)	(288)	(132)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,582	5,482	2,891	6,430
Preferred dividends, declared and undeclared	(9,044)	(9,020)	(18,078)	(18,393)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,462)	$(3,538)	$(15,187)	$(11,963)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(2.41)	$(1.21)	$(5.00)	$(4.11)
Weighted average common shares outstanding - basic	3,092	2,913	3,039	2,908
Diluted:
Net income (loss) attributable to common stockholders	$(2.56)	$(1.34)	$(5.10)	$(4.15)
Weighted average common shares outstanding - diluted	3,334	3,109	3,137	3,006
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$1,501	$5,325	$2,677	$6,004
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	(45)	541	(137)	310
COMPREHENSIVE INCOME (LOSS)	1,456	5,866	2,540	6,314
Comprehensive (income) loss attributable to noncontrolling interests	214	298	502	558
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(133)	(141)	(288)	(132)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,537	$6,023	$2,754	$6,740
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2023	3,197	$3	$298,118	$(576,212)	$(14)	(100)	$(1,299)	$(121)	$(279,525)	19,120	$478,000	$1,669
Equity-based compensation	20	—	911	—	—	—	—	(1)	910	—	—	97
Forfeiture of restricted common shares	—	—	7	—	—	—	(7)	—	—	—	—	—
Purchase of treasury stock	(3)	—	—	—	—	(3)	(18)	—	(18)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,044)	—	—	—	—	(9,044)	—	—	—
Employee advances	—	—	3	—	—	—	—	—	3	—	—	—
Redemption value adjustment	—	—	—	1	—	—	—	—	1	—	—	(1)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	(45)	—	—	—	(45)	—	—	—
Net income (loss)	—	—	—	1,582	—	—	—	(214)	1,368	—	—	133
Balance at June 30, 2023	3,214	$3	$299,039	$(583,673)	$(59)	(103)	$(1,324)	$(336)	$(286,350)	19,120	$478,000	$1,726

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614
Equity-based compensation	136	—	1,321	—	—	—	—	(1)	1,320	—	—	164
Forfeiture of restricted common shares	(1)	—	18	—	—	(1)	(18)	—	—	—	—	—
Purchase of treasury stock	(31)	—	—	—	—	(31)	(359)	—	(359)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(18,078)	—	—	—	—	(18,078)	—	—	—
Employee advances	—	—	(15)	—	—	—	—	—	(15)	—	—	—
Redemption value adjustment	—	—	—	(4)	—	—	—	—	(4)	—	—	4
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(344)
Foreign currency translation adjustment	—	—	—	—	(137)	—	—	—	(137)	—	—	—
Net income (loss)	—	—	—	2,891	—	—	—	(502)	2,389	—	—	288
Balance at June 30, 2023	3,214	$3	$299,039	$(583,673)	$(59)	(103)	$(1,324)	$(336)	$(286,350)	19,120	$478,000	$1,726

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2022	3,109	$3	$294,844	$(544,076)	$(798)	(63)	$(816)	$378	$(250,465)	19,120	$478,000	$80
Equity-based compensation	10	—	847	—	—	—	—	—	847	—	—	55
Forfeiture of restricted common shares	(1)	—	28	—	—	(1)	(28)	—	—	—	—	—
Purchase of treasury stock	(2)	—	—	—	—	(2)	(23)	—	(23)	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(9,020)	—	—	—	—	(9,020)	—	—	—
Employee advances	—	—	(11)	—	—	—	—	—	(11)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	164	164	—	—	—
Reallocation of carrying value	—	—	(247)	—	—	—	—	247	—	—	—	—
Redemption value adjustment	—	—	—	12	—	—	—	—	12	—	—	(12)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)	—	—	(145)
Foreign currency translation adjustment	—	—	—	—	541	—	—	—	541	—	—	—
Net income (loss)	—	—	—	5,482	—	—	—	(298)	5,184	—	—	141
Balance at June 30, 2022	3,116	$3	$295,461	$(547,602)	$(257)	(66)	$(867)	$459	$(252,803)	19,120	$478,000	$1,509

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69
Equity-based compensation	110	—	1,540	—	—	—	—	—	1,540	—	—	62
Forfeiture of restricted common shares	(2)	—	30	—	—	(2)	(30)	—	—	—	—	—
Purchase of treasury stock	(15)	—	—	—	—	(15)	(241)	—	(241)	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(18,393)	—	—	—	—	(18,393)	—	—	—
Employee advances	—	—	(257)	—	—	—	—	—	(257)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	164	164	—	—	—
Reallocation of carrying value	—	—	(247)	—	—	—	—	247	—	—	—	—
Redemption value adjustment	—	—	—	(1)	—	—	—	—	(1)	—	—	1
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)	—	—	(145)
Foreign currency translation adjustment	—	—	—	—	310	—	—	—	310	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	6,430	—	—	—	(558)	5,872	—	—	132
Balance at June 30, 2022	3,116	$3	$295,461	$(547,602)	$(257)	(66)	$(867)	$459	$(252,803)	19,120	$478,000	$1,509
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$2,677	$6,004
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,222	18,644
Change in fair value of deferred compensation plan	(790)	(489)
Equity-based compensation	1,480	1,670
Equity in (earnings) loss in unconsolidated entities	847	(257)
Deferred tax expense (benefit)	(1,310)	(2,422)
Change in fair value of contingent consideration	300	—
(Gain) loss on disposal of assets	1,019	779
Amortization of other assets	166	331
Amortization of loan costs	506	305
Realized loss on restricted investment	80	71
Other (gain) loss	704	88
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(5,529)	(6,720)
Due from affiliates	243	(232)
Due from Ashford Trust	(7,412)	(2,458)
Due from Braemar	9,770	(2,666)
Inventories	(333)	(320)
Prepaid expenses and other	(2,285)	4,297
Investment in unconsolidated entities	—	150
Operating lease right-of-use assets	1,752	1,888
Other assets	(31)	8
Accounts payable and accrued expenses	(20,300)	(2,060)
Due to affiliates	35	101
Due to Ashford Trust	(747)	—
Claims liabilities and other	5,374	3,376
Operating lease liabilities	(1,943)	(1,895)
Deferred income	1,124	(2,225)
Net cash provided by (used in) operating activities	2,619	15,968
Cash Flows from Investing Activities
Additions to property and equipment	(11,954)	(4,094)
Proceeds from sale of property and equipment, net	23	406
Cash acquired in asset acquisition of RHC	849	—
Acquisition of Alii Nui, net of cash acquired	(6,704)	—
Investment in unconsolidated entity	—	(400)
Acquisition of Chesapeake, net of cash acquired	—	(6,290)
Proceeds from note receivable	1,000	1,380
Issuance of notes receivable	(1,269)	—
Net cash provided by (used in) investing activities	(18,055)	(8,998)
		(Continued)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(17,399)	(26,519)
Payments on revolving credit facilities	(6,752)	(2,687)
Borrowings on revolving credit facilities	8,450	992
Proceeds from notes payable	21,576	68,061
Payments on notes payable	(2,050)	(29,027)
Payments on finance lease liabilities	(207)	(515)
Payments of loan costs	(329)	(2,694)
Purchase of treasury stock	(359)	(241)
Employee advances	(15)	(257)
Contributions from noncontrolling interest	—	164
Distributions to noncontrolling interests in consolidated entities	(344)	(32)
Net cash provided by (used in) financing activities	2,571	7,245
Effect of foreign exchange rate changes on cash and cash equivalents	30	(4)
Net change in cash, cash equivalents and restricted cash	(12,835)	14,211
Cash, cash equivalents and restricted cash at beginning of period	81,448	72,449
Cash, cash equivalents and restricted cash at end of period	$68,613	$86,660

Supplemental Cash Flow Information
Interest paid	$6,238	$3,620
Income taxes paid (refunded), net	7,366	1,504
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Chesapeake through issuance of Series CHP Units from our subsidiary Ashford Holdings	$—	$1,390
Acquisition of Alii Nui through issuance of RED Units	2,000	—
Acquisition related contingent consideration liability	1,000	1,670
Capital expenditures accrued but not paid	996	571
Finance lease additions	148	585

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$44,390	$37,571
Restricted cash at beginning of period	37,058	34,878
Cash, cash equivalents and restricted cash at beginning of period	$81,448	$72,449

Cash and cash equivalents at end of period	$32,505	$48,422
Restricted cash at end of period	36,108	38,238
Cash, cash equivalents and restricted cash at end of period	$68,613	$86,660
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
On May 15, 2023, the Company and Computershare Trust Company, N.A., a federally chartered trust company (the “Rights Agent”) entered into Amendment No. 1 (“Amendment No. 1”) to the Rights Agreement dated as of August 30, 2022 (the “Rights Agreement”). Our board of directors implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022, to our stockholders of record on that date. Each of those Rights become exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. Pursuant to Amendment No. 1, the Rights Agreement was amended to (i) extend the final expiration date with respect to the Company’s Rights until July 30, 2024, and (ii) decrease the beneficial ownership threshold in the definition of an acquiring person from 10% to 7%. The value of the Rights was de minimus.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.49%	76.78%	70.00%
Redeemable noncontrolling interests (1) (2)	0.51%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,726	n/a	n/a
Redemption value adjustment, year-to-date	4	n/a	n/a
Redemption value adjustment, cumulative	617	n/a	n/a
Carrying value of noncontrolling interests	n/a	(188)	(148)
Assets, available only to settle subsidiary’s obligations (5)	n/a	1,576	901
Liabilities (6)	n/a	702	1,530
Notes payable (6)	n/a	158	—
Revolving credit facility (6)	n/a	—	150

	December 31, 2022
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	76.79%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.21%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,614	n/a	n/a
Redemption value adjustment, year-to-date	32	n/a	n/a
Redemption value adjustment, cumulative	613	n/a	n/a
Carrying value of noncontrolling interests	n/a	273	(106)
Assets, available only to settle subsidiary’s obligations (5)	n/a	2,114	1,580
Liabilities (6)	n/a	1,078	2,048
Revolving credit facility (6)	n/a	—	150
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(5)    Total assets consist primarily of cash and cash equivalents, property and equipment and other assets that can only be used to settle the subsidiaries’ obligations.
(6)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. See note 6.
Investments in Unconsolidated Entities—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests and voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our “investments in unconsolidated entities” for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and six months ended June 30, 2023 and 2022.
We held an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at June 30, 2023 and December 31, 2022. We account for the investment at estimated fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and six months ended June 30, 2023 and 2022. In the event that the assumptions used to estimate fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022, which expires on the later of (i) February 28, 2024 and (ii) 30 business days following the completion date of the Company’s audit for calendar year 2023.
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	June 30, 2023	December 31, 2022
Carrying value of the investment in REA Holdings	$2,219	$3,067
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity in earnings (loss) in unconsolidated entities REA Holdings	$(388)	$67	$(847)	$257
Acquisitions—We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a VIE and we are the target’s primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all of the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in our condensed consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill.
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
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
REIT Advisory:
Insurance claim reserves (1)	$30,007	$23,471

Remington:
Managed hotel properties’ reserves (2)	3,400	11,464
Insurance claim reserves (3)	2,701	2,123
Total Remington restricted cash	6,101	13,587

Total restricted cash	$36,108	$37,058
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Notes Receivable—Notes receivable were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Remington note receivable (1)	$525	$1,506
Ashford LLC note receivable (2)	1,042	535
REA Holdings affiliate (3)	815	—
Total notes receivable	$2,382	$2,041
________
(1)    Remington holds a note receivable from a third-party which matures on January 31, 2024. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly commencing March 31, 2023. As of June 30, 2023 and December 31, 2022, the outstanding principal balance is included in “prepaid expenses and other” and “other assets, net,” respectively, in our condensed consolidated balance sheets.
(2)    Ashford LLC holds a note receivable from a third-party. The note bears interest at 8.00% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. The note receivable is recorded in “other assets, net” in our condensed consolidated balance sheet.
(3)    On April 3, 2023, the Company entered into a note receivable with an affiliate of REA Holdings. Principal plus any accrued interest is due to the Company on demand or, in the absence of any demand, 24 months. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date. The interest rate on the note receivable is 7.5% per annum. The note receivable is recorded in “prepaid expenses and other” in our condensed consolidated balance sheet.
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of June 30, 2023 and December 31, 2022, property and equipment, net of accumulated depreciation, included enhanced return funding program (“ERFP”) assets of $3.5 million and $5.9 million, audio visual equipment at INSPIRE of $12.5 million and $8.8 million and marine vessels at RED of $22.3 million and $14.2 million, respectively.
Claims Liabilities and Other—As of June 30, 2023 and December 31, 2022, claims liabilities and other included reserves in the amount of $29.8 million and $23.5 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, claims liabilities and other also included $2.0 million and $2.2 million, respectively, relating to reserves for Remington health insurance claims and, as of June 30, 2023, a contingent consideration liability of $500,000 from the Company’s acquisition of Alii Nui. See notes 4 and 8.
Other Liabilities—As of June 30, 2023, other liabilities included the contingent consideration liability from the Company’s acquisition of Chesapeake Hospitality (“Chesapeake”) of $2.6 million, $500,000 of contingent consideration and $300,000 of cash held in escrow payable to the sellers of Alii Nui, subject to certain conditions, related to the Company’s acquisition of Alii Nui (see notes 4 and 8), and an uncertain tax position of $953,000. As of December 31, 2022, other liabilities included a liability for contingent consideration from the Company’s acquisition of Chesapeake of $2.3 million and an uncertain tax position liability of $917,000.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees, incentive management fees and other management fees. Base management fees, incentive management fees and other management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar whenever a hotel’s gross operating profit (“GOP”) exceeds the hotel’s budgeted GOP. The incentive fee is equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s GOP exceeds the hotel’s budgeted GOP. The base management fees and incentive management fees that Remington receives for third-party owned properties vary by property. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Health insurance program fees are recognized monthly at rates which approximate market rates for similar plans provided by independent insurance companies. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
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
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2023	2022
Balance as of March 31	$9,469	$10,377
Increases to deferred income	2,392	1,961
Recognition of revenue (1)	(2,842)	(3,658)
Balance as of June 30	$9,019	$8,680
________
(1)    Deferred income recognized in the three months ended June 30, 2023, includes (a) $302,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $390,000 of audio visual revenue and (c) $2.1 million of “other services” revenue earned by our products and services companies.
Deferred income recognized in the three months ended June 30, 2022, includes (a) $390,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue and (c) $1.8 million of “other services” revenue earned by our products and services companies.

	Deferred Income
	2023	2022
Balance as of January 1	$7,800	$10,905
Increases to deferred income	7,676	5,812
Recognition of revenue (1)	(6,457)	(8,037)
Balance as of June 30	$9,019	$8,680
________
(1)    Deferred income recognized in the six months ended June 30, 2023 includes (a) $670,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue, and (c) $4.3 million of “other services” revenue earned by our products and services companies. Revenue recognized in the six months ended June 30, 2023 includes $4.9 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2022.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Deferred income recognized in the six months ended June 30, 2022 includes (a) $833,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.7 million of audio visual revenue, (c) $2.3 million of other revenue related to Ashford Trust’s agreement with Lismore (see note 15), and (d) $3.2 million of “other services” revenue earned by our products and services companies, excluding Lismore.
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
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $22.9 million and $17.6 million included in “accounts receivable, net” primarily related to our products and services segment, $7.4 million and $0 in “due from Ashford Trust,” and $2.1 million and $11.8 million included in “due from Braemar” related to REIT advisory services at June 30, 2023 and December 31, 2022, respectively. See note 15.
Disaggregated Revenue
Our revenues were comprised of the following for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advisory services fees:
Base advisory fees	$11,917	$11,839	$24,025	$23,513
Incentive advisory fees	67	—	134	—
Other advisory revenue	130	130	258	258
Total advisory services fees revenue	12,114	11,969	24,417	23,771

Hotel management fees:
Base fees	10,388	9,484	19,398	15,658
Incentive fees	2,059	2,867	3,041	3,871
Other management fees	2,431	1,069	4,626	1,069
Total hotel management fees revenue	14,878	13,420	27,065	20,598

Design and construction fees revenue	7,605	4,738	14,534	9,262

Audio visual revenue	41,349	35,977	81,706	60,942

Other revenue:
Watersports, ferry and excursion services (1)	9,794	7,684	17,422	13,729
Debt placement and related fees (2)	1,016	690	1,411	3,173
Cash management fees (3)	53	—	179	—
Claims management services	—	1	1	16
Other services (4)	945	3,697	1,869	6,593
Total other revenue	11,808	12,072	20,882	23,511

Cost reimbursement revenue	104,956	89,277	209,228	163,328

Total revenues	$192,710	$167,453	$377,832	$301,412

REVENUES BY SEGMENT (5)
REIT advisory	$20,297	$19,221	$41,178	$38,614
Remington	106,178	90,799	207,642	161,306
Premier	10,404	7,085	20,175	13,311
INSPIRE	41,403	36,016	81,812	61,038
RED	9,817	7,693	17,468	13,738
OpenKey	422	413	811	795
Corporate and other	4,189	6,226	8,746	12,610
Total revenues	$192,710	$167,453	$377,832	$301,412
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)     Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey and Pure Wellness, to Ashford Trust, Braemar and third-parties. The three and six months ended June 30, 2022 included the revenue of Marietta Leasehold LP (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, and was acquired by Ashford Trust on December 16, 2022.
(5)    We have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and, for the three and six months ended June 30, 2022, Marietta into an “all other” category, which we refer to as “Corporate and Other.” See note 17 for discussion of segment reporting.
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
The following table presents revenue from INSPIRE and RED geographically for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INSPIRE:
United States	$29,628	$27,057	$56,340	$46,127
Mexico	9,002	7,156	20,065	11,774
Dominican Republic	2,773	1,803	5,407	3,137
Total audio visual revenue	$41,403	$36,016	$81,812	$61,038
RED:
Continental United States	$2,980	$3,386	$5,470	$5,834
Hawaii	1,845	—	2,269	—
U.S. Virgin Islands	3,600	3,202	6,924	6,020
United Kingdom (Turks and Caicos Islands)	1,392	1,105	2,805	1,884
Total watersports, ferry and excursion services	$9,817	$7,693	$17,468	$13,738
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
The $8.0 million cash consideration includes $300,000 of cash held back by the Company to be paid eighteen months after the acquisition date (the “Holdback Date”), subject to certain conditions. The $1.0 million of contingent consideration is subject to Alii Nui obtaining a permit to operate a marine vessel (the “Permit”) prior to the Holdback Date of which $500,000 is to be paid upon the later of January 15, 2024 or the date the Permit is obtained and the remaining $500,000 is to be paid on the Holdback Date, subject to certain conditions. Subsequent to the acquisition date, Alii Nui obtained approval to be issued the Permit upon registration of the marine vessel.
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
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to the RED Units, the contingent consideration and the intangible assets; the tax basis of which is impacted by the final assignment of holdback values as further allocated to the acquired assets versus the acquired business corporate entity. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation.
The fair value of the purchase price and preliminary allocation of the purchase price are as follows (in thousands):

Cash	$7,700
Cash consideration payable	300
Contingent consideration	1,000
RED Units	2,000
Working capital adjustments	304
Total fair value of purchase price	$11,304

	Fair Value	Estimated Useful Life
Current assets including cash of $996	$1,286
Property and equipment, net	2,254	20 years
Goodwill	771
Trademarks	1,600
Boat slip rights	6,250	20 years
Total assets acquired	12,161
Current liabilities	857
Total assumed liabilities	857
Net assets acquired	$11,304
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill includes value attributable to growth opportunities to expand RED’s operations to new markets in Hawaii.
Results of Alii Nui
The results of operations of Alii Nui have been included in our results of operations since the acquisition date of March 17, 2023. Our condensed consolidated statements of operations for the three and six months ended June 30, 2023 include total revenue from Alii Nui of $2.0 million and $2.4 million, respectively. In addition, our condensed consolidated statements of operations for the three and six months ended June 30, 2023 include net income from Alii Nui of $12,000 and $92,000, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Alii Nui acquisition had occurred on January 1, 2022, and the removal of $57,000 and $375,000, respectively, of transaction costs directly attributable to the acquisition (net of the incremental tax expense) for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$192,710	$169,410	$379,672	$305,585
Net income (loss)	1,543	5,627	3,155	6,939
Net income (loss) attributable to common stockholders	(7,420)	(3,236)	(14,709)	(11,028)
5. Goodwill and Intangible Assets, net
Goodwill
The carrying amount of goodwill as of June 30, 2023 is as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at December 31, 2022	$56,658	$1,235	$782	$58,675
Changes in goodwill:
Additions (2)	—	686	—	686
Adjustments (2)	—	85	—	85
Balance at June 30, 2023	$56,658	$2,006	$782	$59,446
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) The additions and subsequent adjustments relate to RED’s acquisition of Alii Nui. See note 4.
Intangible Assets
Intangible assets, net as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(46,201)	$68,530	$114,731	$(40,519)	$74,212
Premier management contracts	194,000	(59,111)	134,889	194,000	(53,415)	140,585
INSPIRE customer relationships	9,319	(6,086)	3,233	9,319	(5,527)	3,792
RED boat slip rights (1)	9,350	(718)	8,632	3,100	(535)	2,565
	$327,400	$(112,116)	$215,284	$321,150	$(99,996)	$221,154

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks (2)	2,090			490
	$6,990			$5,390
________
(1) Includes $6.3 million of boat slip rights acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.
(2) Includes $1.6 million of trademarks acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Amortization expense for definite-lived intangible assets was $6.1 million and $12.1 million for the three and six months ended June 30, 2023, respectively. Amortization expense for definite-lived intangible assets was $6.4 million and $12.3 million for the three and six months ended June 30, 2022, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.
6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	June 30, 2023	December 31, 2022
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$82,000	$70,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	1,366	1,495
Note payable (18)	OpenKey	On demand	15.00%	158	—
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	19,500	17,300
Revolving credit facility (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	1,699	—
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	150
Revolving credit facility (5) (8) (13)	RED	December 5, 2023	Prime Rate (4) + 1.75%	3	—
Term loan (5) (8) (14)	RED	July 18, 2029	6.00%	1,663	1,596
Term loan (5) (8)	RED	July 18, 2023	6.50%	195	337
Term loan (5) (8) (15)	RED	August 5, 2029	Prime Rate (4) + 2.00%	830	858
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,905	1,980
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,841	3,006
Term loan (5) (8) (19)	RED	March 17, 2033	Prime Rate (4) + 1.50%	1,660	—
Term loan (5) (8) (19)	RED	March 17, 2033	Prime Rate (4) + 1.50%	2,373	—
Term loan (5) (8) (21)	RED	May 19, 2033	Prime Rate (4) + 1.00%	643	—
Draw term loan (5) (8) (16)	RED	March 17, 2032	5.00%	988	641
Draw term loan (5) (8) (16)	RED	March 17, 2032	5.00%	1,025	640
Draw term loan (5) (8) (17)	RED	Various (17)	Prime Rate (4) + 1.00%	1,442	1,099
RED Units (5) (20)	RED	See footnote (20)	6.50%	2,000	—
Total notes payable				122,441	99,102
Capitalized default interest, net				—	148
Deferred loan costs, net				(2,706)	(2,643)
Original issue discount, net (9)				(1,560)	(1,732)
Notes payable including capitalized default interest and deferred loan costs, net				118,175	94,875
Less current portion				(3,690)	(5,195)
Total notes payable, net - non-current				$114,485	$89,680
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”) was 5.22% at June 30, 2023.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 5.17% at June 30, 2023.
(4)     The Prime Rate was 8.25% and 7.50% at June 30, 2023 and December 31, 2022, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility is collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $10.8 million as of June 30, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
INSPIRE’s term loan is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $14.8 million and $13.6 million as of June 30, 2023 and December 31, 2022, respectively.
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On April 18, 2022 and March 7, 2023, the Company drew an additional $20.0 million and $12.0 million on the Credit Facility, respectively. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The remaining undrawn balance of the Credit Facility is subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of June 30, 2023, the amount unused under the Credit Facility was $18.0 million.
(10)    On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of June 30, 2023, the amount unused under INSPIRE’s revolving credit facility was $4.3 million. As of June 30, 2023, no balances had been drawn on the Equipment Note.
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
(12)    As of June 30, 2023, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
(13)    As of June 30, 2023, the amount unused under RED’s revolving credit facility was $247,000.
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
(17)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converts into an individual term loan each time RED draws upon the facility. As of June 30, 2023, RED had drawn the full amount allowed under the line of credit. Maturity dates for amounts drawn under the facility are November 30, 2027, December 28, 2027 and January 20, 2028.
(18)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000. As of June 30, 2023, the remaining unused loan balance was $237,000.
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
(21)    On May 19, 2023, RED entered into a term loan for two vessels. The interest rate is equal to the Prime Rate plus 1.00% and the note matures on May 19, 2033. RED is required to make monthly principal payments on the term loan starting in June 2023.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of June 30, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$19,325	$18,841
Accrued payroll expense	15,574	30,626
Accrued vacation expense	2,240	2,418
Accrued interest	402	381
Other accrued expenses	779	3,813
Total accounts payable and accrued expenses	$38,320	$56,079
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
June 30, 2023
Assets
Restricted Investment:
Ashford Trust common stock	$38	(1)	$—		$—		$38
Braemar common stock	186	(1)	—		—		186
Total	$224		$—		$—		$224
Liabilities
Contingent consideration	$(1,000)	(2)	$—		$(2,620)	(3)	$(3,620)
Subsidiary compensation plan	—		(15)	(1)	—		(15)
Deferred compensation plan	(2,060)		—		—		(2,060)
Total	$(3,060)		$(15)		$(2,620)		$(5,695)
Net	$(2,836)		$(15)		$(2,620)		$(5,471)
__________________
(1) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through June 30, 2023, which are distributed to the plan participants upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
(2) Represents the fair value of the contingent consideration liability related to Alii Nui obtaining the Permit, $500,000 of which is reported within each of “claims liabilities and other” and “other liabilities” in our condensed consolidated balance sheets.
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
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2022	$(2,320)
Gains (losses) from fair value adjustments included in earnings	(300)
Balance at June 30, 2023	$(2,620)
__________________
(1) The Company measures contingent consideration liabilities related to the Chesapeake acquisition in April of 2022 at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are a) a discount rate, with a range of 35.58% to 36.41%; b) a forward-looking risk-free rate, with a range of 5.09% to 5.38%; and c) a volatility rate of 55.37%.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Assets
Unrealized gain (loss) on investment: (1)
Ashford Trust common stock	$5	$(54)	$63	$56
Braemar common stock	8	(113)	7	(56)
Realized gain (loss) on investment: (2)
Ashford Trust common stock	—	—	(73)	(94)
Braemar common stock	—	—	(7)	23
Total	$13	$(167)	$(10)	$(71)
Liabilities
Contingent consideration (3)	$480	$—	$(300)	$—
Subsidiary compensation plan (4)	(19)	(21)	(6)	(68)
Deferred compensation plans (4)	570	600	790	489
Total	$1,031	$579	$484	$421
Net	$1,044	$412	$474	$350
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
(3)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the three and six months ended June 30, 2023 related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake in April of 2022. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
June 30, 2023
Equity securities (1)	$672	$—	$(448)	$224
__________________
(1)     Distributions of $195,000 of available-for-sale securities occurred in the six months ended June 30, 2023.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2022
Equity securities (1)	$821	$—	$(518)	$303
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

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$224	$224	$303	$303
Financial liabilities measured at fair value:
Deferred compensation plan	$2,060	$2,060	$2,849	$2,849
Contingent consideration	3,620	3,620	2,320	2,320
Financial assets not measured at fair value:
Cash and cash equivalents	$32,505	$32,505	$44,390	$44,390
Restricted cash	36,108	36,108	37,058	37,058
Accounts receivable, net	22,880	22,880	17,615	17,615
Notes receivable	2,382	2,382	2,041	2,041
Due from affiliates	220	220	463	463
Due from Ashford Trust	7,412	7,412	—	—
Due from Braemar	2,058	2,058	11,828	11,828
Investments in unconsolidated entities	3,369	3,369	4,217	4,217
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$38,320	$38,320	$56,079	$56,079
Dividends payable	27,964	27,964	27,285	27,285
Due to affiliates	33	33	15	15
Due to Ashford Trust	—	—	1,197	1,197
Claims liabilities and other	33,070	33,070	26,547	26,547
Notes payable	122,441	116,319 to 128,563	99,102	94,147 to 104,057

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
Contingent consideration. The liabilities associated with the Company’s acquisition of Chesapeake and Alii Nui are carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our condensed consolidated statements of operations. The Chesapeake liability is considered a Level 3 valuation technique and the Alii Nui liability is considered a Level 1 valuation technique. See note 8.
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
10. Commitments and Contingencies
Release and Waiver Agreement—On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of June 30, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $3.5 million.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. The trial court set a due date of August 7, 2023 for the briefs. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2023, no amounts have been accrued.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
11. Equity (Deficit)
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Income) loss attributable to noncontrolling interests:
OpenKey	$234	$228	$460	$454
Pure Wellness	(20)	70	42	104
Total net (income) loss attributable to noncontrolling interests	$214	$298	$502	$558
12. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. Redeemable noncontrolling interests in Ashford Holdings includes the Series CHP Unit preferred membership interest issued in our acquisition of Chesapeake in April of 2022 and the membership interests of common units and LTIP units.
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(133)	$(141)	$(288)	$(132)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
For the three and six months ended June 30, 2023, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 and $344,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above. For the three and six months ended June 30, 2022, the Company recorded net income attributable to redeemable noncontrolling interests of $145,000 to the Series CHP Unit holders.
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
As of June 30, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $19.1 million, which relates to the second and fourth quarters of 2021. On April 14, 2023, the Company paid $8.7 million, of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2023. On June 8, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended June 30, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on July 12, 2023.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $27.8 million and $27.1 million at June 30, 2023 and December 31, 2022, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the three and six months ended June 30, 2023 and 2022 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Preferred dividends - declared	$8,700	$26,519	$17,400	$35,219
Preferred dividends per share - declared	$0.4550	$1.3870	$0.9100	$1.8420
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	June 30, 2023	December 31, 2022
Aggregate preferred dividends - undeclared	$19,092	$18,414
Aggregate preferred dividends - undeclared per share	$0.9985	$0.9631

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and six months ended June 30, 2023 and 2022 are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity-based compensation
Class 2 LTIP units and stock option amortization (1)	$33	$32	$65	$386
Employee LTIP units and equity grant expense (2)	441	488	880	829
Director and other non-employee equity grants expense (3)	517	401	535	455
Total equity-based compensation	$991	$921	$1,480	$1,670

Other equity-based compensation
REIT equity-based compensation (4)	$3,503	$4,150	$7,138	$8,479
	$4,494	$5,071	$8,618	$10,149
________
(1)    As of June 30, 2023, the Company had approximately $222,000 of total unrecognized compensation expense related to the Class 2 LTIP units that will be recognized over a weighted average period of 1.7 years.
(2)    As of June 30, 2023, the Company had approximately $3.3 million of total unrecognized compensation expense related to restricted shares and LTIP units that will be recognized over a weighted average period of 2.1 years.
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
The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value
Unrealized gain (loss)	$570	$600	$790	$489
As of June 30, 2023 and December 31, 2022, the carrying value of the DCP liability was $2.1 million and $2.8 million, respectively. No distributions were made to any participant during the three and six months ended June 30, 2023 and 2022.
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
Lismore also previously held an agreement with Ashford Trust (the “Ashford Trust Agreement”) with an effective date of April 6, 2020 pursuant to which Lismore negotiated forbearance, modifications and refinancings of the existing mortgage debt on Ashford Trust’s hotels. The Ashford Trust Agreement additionally allowed for the Company to receive certain fees for refinancings performed within eight months after the Ashford Trust Agreement terminated. The Ashford Trust Agreement terminated effective April 6, 2022. For the three and six months ended June 30, 2022, the Company recognized revenue of $0 and $2.3 million, respectively, under the Ashford Trust Agreement.
During June 2023, Lismore entered into various 12-month agreements with Ashford Trust to seek modifications or refinancings of certain mortgage loans held by Ashford Trust. For the three and six months ended June 30, 2023, Ashford Trust paid approximately $525,000 to Lismore in nonrefundable work fees. The fees are included in “deferred income” in our condensed consolidated balance sheet and are recognized on a straight line basis over the term of the agreements. As of June 30, 2023, the Company had $492,000 of deferred income recorded related to these agreements.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$8,250	$8,612	$16,718	$17,347

Hotel management fees:
Base management fees	7,051	6,573	13,408	11,575
Incentive management fees	2,167	1,921	2,733	2,704
Total hotel management fees revenue (1)	9,218	8,494	16,141	14,279

Design and construction fees revenue (2)	4,858	2,344	8,239	4,816

Other revenue:
Watersports, ferry and excursion services (4)	21	81	37	124
Debt placement and related fees (5)	905	690	1,300	2,983
Cash management fees (6)	16	—	87	—
Claims management services (7)	—	1	1	15
Other services (8)	336	328	733	676
Total other revenue	1,278	1,100	2,158	3,798

Cost reimbursement revenue	67,084	61,620	136,661	119,926

Total revenues	$90,688	$82,170	$179,917	$160,166

REVENUES BY SEGMENT (9)
REIT advisory	$11,941	$12,154	$24,703	$25,160
Remington	69,238	64,358	139,238	122,487
Premier	6,581	3,874	11,802	7,480
INSPIRE	27	17	56	55
RED	34	86	62	129
OpenKey	29	30	59	64
Corporate and other (10)	2,838	1,651	3,997	4,791
Total revenues	$90,688	$82,170	$179,917	$160,166

COST OF REVENUES
Cost of revenues for audio visual (3)	$2,538	$2,225	$5,193	$3,673

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$5,788	$5,286	$12,283	$8,636
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
During June 2023, Lismore entered into a 12-month agreement with Braemar to seek modifications or refinancings of certain mortgage debt held by Braemar. For the three and six months ended June 30, 2023, Braemar paid approximately $150,000 to Lismore in nonrefundable work fees. The fees are included in “deferred income” in our condensed consolidated balance sheet and are recognized on a straight line basis over the term of the agreements. As of June 30, 2023, the Company had $138,000 of deferred income recorded related to the agreement.
The following table summarizes the revenues and expenses related to Braemar (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,667	$3,227	$7,307	$6,166
Incentive advisory fees (1)	67	—	134	—
Other advisory revenue (2)	130	130	258	258
Total advisory services fees revenue	3,864	3,357	7,699	6,424

Hotel management fees:
Base management fees	636	795	1,213	1,495
Incentive management fees	—	262	—	464
Total hotel management fees revenue (3)	636	1,057	1,213	1,959

Design and construction fees revenue (4)	1,763	1,645	4,283	2,965

Other revenue:
Watersports, ferry and excursion services (6)	689	691	1,307	1,274
Debt placement and related fees (7)	111	—	111	190
Cash management fees (8)	37	—	92	—
Claims management services (9)	—	—	—	1
Other services (10)	72	30	161	72
Total other revenue	909	721	1,671	1,537

Cost reimbursement revenue	12,143	12,074	26,662	23,119

Total revenues	$19,315	$18,854	$41,528	$36,004

REVENUES BY SEGMENT (11)
REIT advisory	$8,357	$7,067	$16,475	$13,455
Remington	6,301	7,131	12,985	14,193
Premier	2,735	2,320	6,175	4,151
INSPIRE	25	22	49	41
RED	700	695	1,328	1,278
OpenKey	11	10	20	19
Corporate and other (12)	1,186	1,609	4,496	2,867
Total revenues	$19,315	$18,854	$41,528	$36,004

COST OF REVENUES (5)
Cost of revenues for audio visual	$1,244	$1,055	$2,415	$1,756
Other	419	96	1,051	182

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$3,087	$2,638	$6,015	$4,309
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	749	598	1,514	1,211
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)    The incentive advisory fees for the three months and six months ended June 30, 2023 includes the pro-rata portion of the second year installment of the 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.
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
As of June 30, 2023, Ashford Trust and Braemar had funded approximately $153,000 and $17.9 million, respectively. The Company recognized cost reimbursement revenue from Ashford Trust in our condensed consolidated statements of operations of $1.6 million and $2.0 million for the three and six months ended June 30, 2023, respectively, and $664,000 and $1.2 million for the three and six months ended June 30, 2022, respectively. The Company recognized cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $1.0 million and $4.2 million for the three and six months ended June 30, 2023, respectively, and $553,000 and $897,000 for the three and six months ended June 30, 2022, respectively. Cost reimbursement revenue for the three and six months ended June 30, 2023 includes $558,000 and $785,000 of dealer manager fees earned by Ashford Securities for the placement of Ashford Trust’s non-listed preferred equity offerings, respectively. Cost reimbursement revenue for the three and six months ended June 30, 2023 includes $2.0 million of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.

Expiration of Ashford Trust ERFP Agreement Related Leases—On June 26, 2018, the Company entered into an Enhanced Return Funding Program Agreement with Ashford Trust (the “Ashford Trust ERFP Agreement”). Although the Ashford Trust ERFP Agreement expired in accordance with its terms on June 26, 2021, certain obligations of the parties survived. In the first quarter of 2022, Ashford Trust purchased furniture, fixtures and equipment (“FF&E”) with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our condensed consolidated statement of operations for the six months ended June 30, 2022.
In the fourth quarter of 2022, Ashford Trust purchased FF&E with a net book value of $3.1 million from the Company at the fair market value of $1.0 million upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $1.0 million outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of June 30, 2023.
In the first quarter of 2023, Ashford Trust purchased FF&E with a net book value of $1.5 million from the Company at the fair market value of $450,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $450,000 outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of June 30, 2023. The Company recorded a loss on the sale of the FF&E of $1.0 million which is included within “other” operating expense in our condensed consolidated statement of operations for the six months ended June 30, 2023.
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
As of June 30, 2023 and December 31, 2022, Ashford Trust held a 15.06% noncontrolling interest in OpenKey, and Braemar held a 7.92% noncontrolling interest in OpenKey.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into on November 6, 2019 in connection with Company’s acquisition of Remington from the Bennetts. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2023 was $101,000 and $202,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2022 was $96,000 and $190,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$1,582	$5,482	$2,891	$6,430
Less: Dividends on preferred stock, declared and undeclared (1)	(9,044)	(9,020)	(18,078)	(18,393)
Undistributed net income (loss) allocated to common stockholders	(7,462)	(3,538)	(15,187)	(11,963)
Distributed and undistributed net income (loss) - basic	$(7,462)	$(3,538)	$(15,187)	$(11,963)
Effect of deferred compensation plan	(581)	(618)	(813)	(524)
Effect of incremental subsidiary shares	(480)	—	—	—
Distributed and undistributed net income (loss) - diluted	$(8,523)	$(4,156)	$(16,000)	$(12,487)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	3,092	2,913	3,039	2,908
Effect of deferred compensation plan shares	196	196	98	98
Effect of incremental subsidiary shares	46	—	—	—
Weighted average common shares outstanding – diluted	3,334	3,109	3,137	3,006

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(2.41)	$(1.21)	$(5.00)	$(4.11)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(2.56)	$(1.34)	$(5.10)	$(4.15)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 12.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$133	$141	$288	$132
Net income (loss) attributable to subsidiary convertible interests	47	—	366	—
Dividends on preferred stock, declared and undeclared	9,044	9,020	18,078	18,393
Total	$9,224	$9,161	$18,732	$18,525
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	9	83	21	90
Effect of assumed conversion of Ashford Holdings units	97	73	95	40
Effect of conversion of subsidiary interests	346	120	274	112
Effect of assumed conversion of preferred stock	4,229	4,243	4,228	4,304
Total	4,681	4,519	4,618	4,546

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Segment Reporting
Our operating segments include: (a) REIT Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; and (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry. For 2023, Premier, OpenKey, RED, and Pure Wellness do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier, RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: REIT Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and, for the three and six months ended June 30, 2022, Marietta, into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See note 3 for details of our segments’ material revenue generating activities.
Our chief operating decision maker’s (“CODM”) primary measure of segment profitability is net income. Our CODM currently reviews assets at the consolidated level and does not currently review segment assets to make key decisions on resource allocations. Since such asset information by segment is not reviewed by our CODM, segment assets are not available for disclosure.
Certain information concerning our segments for the three and six months ended June 30, 2023 and 2022 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended June 30, 2023
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$12,114	$—	$—	$—	$—	$—	$—	$12,114
Hotel management	—	14,878	—	—	—	—	—	14,878
Design and construction fees	—	—	7,605	—	—	—	—	7,605
Audio visual	—	—	—	41,349	—	—	—	41,349
Other	53	3	—	—	9,794	422	1,536	11,808
Cost reimbursement revenue (1)	8,130	91,297	2,799	54	23	—	2,653	104,956
Total revenues	20,297	106,178	10,404	41,403	9,817	422	4,189	192,710
EXPENSES
Depreciation and amortization	369	2,959	2,878	467	286	3	28	6,990
Other operating expenses (2)	—	8,199	5,316	37,766	8,189	1,371	13,401	74,242
Reimbursed expenses (1)	8,130	91,297	2,799	54	23	—	2,653	104,956
Total operating expenses	8,499	102,455	10,993	38,287	8,498	1,374	16,082	186,188
OPERATING INCOME (LOSS)	11,798	3,723	(589)	3,116	1,319	(952)	(11,893)	6,522
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(388)	(388)
Interest expense	—	—	—	(375)	(417)	(4)	(2,626)	(3,422)
Amortization of loan costs	—	—	—	(42)	(10)	—	(213)	(265)
Interest income	—	14	—	—	—	—	426	440
Other income (expense)	—	13	—	(92)	(6)	(62)	(12)	(159)
INCOME (LOSS) BEFORE INCOME TAXES	11,798	3,750	(589)	2,607	886	(1,018)	(14,706)	2,728
Income tax (expense) benefit	(2,902)	(921)	123	(1,291)	(234)	—	3,998	(1,227)
NET INCOME (LOSS)	$8,896	$2,829	$(466)	$1,316	$652	$(1,018)	$(10,708)	$1,501
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2023
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$24,417	$—	$—	$—	$—	$—	$—	$24,417
Hotel management fees	—	27,065	—	—	—	—	—	27,065
Design and construction fees	—	—	14,534	—	—	—	—	14,534
Audio visual	—	—	—	81,706	—	—	—	81,706
Other	180	3	—	—	17,422	811	2,466	20,882
Cost reimbursement revenue (1)	16,581	180,574	5,641	106	46	—	6,280	209,228
Total revenues	41,178	207,642	20,175	81,812	17,468	811	8,746	377,832
EXPENSES
Depreciation and amortization	885	5,830	5,766	930	467	6	106	13,990
Other operating expenses (2)	1,032	16,388	9,527	72,810	15,282	2,728	25,756	143,523
Reimbursed expenses (1)	16,507	180,574	5,641	106	46	—	6,280	209,154
Total operating expenses	18,424	202,792	20,934	73,846	15,795	2,734	32,142	366,667
OPERATING INCOME (LOSS)	22,754	4,850	(759)	7,966	1,673	(1,923)	(23,396)	11,165
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(847)	(847)
Interest expense	—	—	—	(671)	(693)	(6)	(4,889)	(6,259)
Amortization of loan costs	—	—	—	(79)	(20)	—	(407)	(506)
Interest income	—	54	—	—	—	—	663	717
Realized gain (loss) on investments	—	(80)	—	—	—	—	—	(80)
Other income (expense)	—	72	—	(70)	422	(60)	(30)	334
INCOME (LOSS) BEFORE INCOME TAXES	22,754	4,896	(759)	7,146	1,382	(1,989)	(28,906)	4,524
Income tax (expense) benefit	(5,464)	(1,217)	174	(3,907)	(279)	—	8,846	(1,847)
NET INCOME (LOSS)	$17,290	$3,679	$(585)	$3,239	$1,103	$(1,989)	$(20,060)	$2,677
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $6.0 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three months ended June 30, 2022
	REIT Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$11,969	$—	$—	$—	$—	$—	$—	$11,969
Hotel management fees	—	13,420	—	—	—	—	—	13,420
Design and construction fees	—	—	4,738	—	—	—	—	4,738
Audio visual	—	—	—	35,977	—	—	—	35,977
Other	—	—	—	—	7,684	413	3,975	12,072
Cost reimbursement revenue (1)	7,252	77,379	2,347	39	9	—	2,251	89,277
Total revenues	19,221	90,799	7,085	36,016	7,693	413	6,226	167,453
EXPENSES
Depreciation and amortization	852	3,123	2,974	472	214	2	382	8,019
Other operating expenses (2)	—	5,937	3,721	28,435	5,669	1,367	12,801	57,930
Reimbursed expenses (1)	7,156	77,379	2,347	39	9	—	2,251	89,181
Total operating expenses	8,008	86,439	9,042	28,946	5,892	1,369	15,434	155,130
OPERATING INCOME (LOSS)	11,213	4,360	(1,957)	7,070	1,801	(956)	(9,208)	12,323
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	67	67
Interest expense	—	—	—	(276)	(183)	—	(2,077)	(2,536)
Amortization of loan costs	—	—	—	(35)	(16)	—	(181)	(232)
Interest income	—	38	—	—	—	—	—	38
Other income (expense)	—	(168)	—	(17)	(2)	4	(76)	(259)
INCOME (LOSS) BEFORE INCOME TAXES	11,213	4,230	(1,957)	6,742	1,600	(952)	(11,475)	9,401
Income tax (expense) benefit	(2,896)	138	(907)	(2,377)	(531)	—	2,497	(4,076)
NET INCOME (LOSS)	$8,317	$4,368	$(2,864)	$4,365	$1,069	$(952)	$(8,978)	$5,325
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

18. Subsequent Events
On August 8, 2023, the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019 and entered into by and among the Company, Mr. Archie Bennett and Jr., Mr. Monty J. Bennett (the “Bennetts”) and other holders of the Company’s Series D Convertible Preferred Stock (the “Investor Rights Agreement”), expired. As a result, the Bennetts and the other Covered Investors (as defined in the Investor Rights Agreement) may now vote all of their voting securities of the Company as they determine in their sole discretion.

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

Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of August 8, 2023, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,261 shares of our common stock, which represented an approximately 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,152,301 shares of Ashford Inc. common stock, which if converted as of August 8, 2023 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 64.6%.
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of Ashford Trust or Braemar’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar and third-parties. As of June 30, 2023, Remington provided hotel management services to 120 properties, 47 of which were owned by third-parties.
Recent Developments
On April 3, 2023, the Company entered into a note receivable with an affiliate of REA Holdings for $800,000. The principal plus any accrued interest is due to the Company on demand or, in the absence of any demand, 24 months. The interest rate on the note receivable is 7.5% per annum.
On May 15, 2023, the Company and Computershare Trust Company, N.A., a federally chartered trust company (the “Rights Agent”) entered into Amendment No. 1 (“Amendment No. 1”) to the Rights Agreement dated as of August 30, 2022 (the “Rights Agreement”). The Rights Agreement was adopted in response to volatility of the stock market and trading of our common stock and is intended to protect the Company and its stockholders from efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. Our board of directors implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022, to our stockholders of record on that date. Each of those Rights become exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. Pursuant to Amendment No. 1, the Rights Agreement was amended to (i) extend the final expiration date with respect to the Company’s Rights until July 30, 2024, and (ii) decrease the beneficial ownership threshold in the definition of an acquiring person from 10% to 7%. The value of the Rights was de minimus.
On August 8, 2023, the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019 and entered into by and among the Company, Mr. Archie Bennett and Jr., Mr. Monty J. Bennett (the “Bennetts”) and other holders of the Company’s Series D Convertible Preferred Stock (the “Investor Rights Agreement”), expired. As a result, the Bennetts and the other Covered Investors (as defined in the Investor Rights Agreement) may now vote all of their voting securities of the Company as they determine in their sole discretion. Accordingly, as of August 8, 2023, the Bennetts may be deemed to have control of the Company under the rules of the NYSE American.
Please see Item 5 of this Form 10-Q for more information regarding the expiration of such voting restrictions under the Investor Rights Agreement.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
REVENUE
Advisory services fees	$12,114	$11,969	$145	1.2%
Hotel management fees	14,878	13,420	1,458	10.9%
Design and construction fees	7,605	4,738	2,867	60.5%
Audio visual	41,349	35,977	5,372	14.9%
Other	11,808	12,072	(264)	(2.2)%
Cost reimbursement revenue	104,956	89,277	15,679	17.6%
Total revenues	192,710	167,453	25,257	15.1%
EXPENSES
Salaries and benefits	22,629	16,603	(6,026)	(36.3)%
Cost of revenues for design and construction	3,589	2,206	(1,383)	(62.7)%
Cost of revenues for audio visual	29,993	23,279	(6,714)	(28.8)%
Depreciation and amortization	6,990	8,019	1,029	12.8%
General and administrative	12,347	10,173	(2,174)	(21.4)%
Other	5,684	5,669	(15)	(0.3)%
Reimbursed expenses	104,956	89,181	(15,775)	(17.7)%
Total expenses	186,188	155,130	(31,058)	(20.0)%
OPERATING INCOME (LOSS)	6,522	12,323	(5,801)	(47.1)%
Equity in earnings (loss) of unconsolidated entities	(388)	67	(455)	(679.1)%
Interest expense	(3,422)	(2,536)	(886)	(34.9)%
Amortization of loan costs	(265)	(232)	(33)	(14.2)%
Interest income	440	38	402	1,057.9%
Other income (expense)	(159)	(259)	100	38.6%
INCOME (LOSS) BEFORE INCOME TAXES	2,728	9,401	(6,673)	(71.0)%
Income tax (expense) benefit	(1,227)	(4,076)	2,849	69.9%
NET INCOME (LOSS)	1,501	5,325	(3,824)	(71.8)%
(Income) loss from consolidated entities attributable to noncontrolling interests	214	298	(84)	(28.2)%
Net (income) loss attributable to redeemable noncontrolling interests	(133)	(141)	8	5.7%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,582	5,482	(3,900)	(71.1)%
Preferred dividends, declared and undeclared	(9,044)	(9,020)	(24)	(0.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,462)	$(3,538)	$(3,924)	(110.9)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $3.9 million, or 110.9%, to a $7.5 million loss for the three months ended June 30, 2023 (“the 2023 quarter”) compared to a $3.5 million loss for the three months ended June 30, 2022 (“the 2022 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues increased $25.3 million, or 15.1%, to $192.7 million for the 2023 quarter compared to the 2022 quarter due to the following (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$11,917	$11,839	$78	0.7%
Incentive advisory fees (2)	67	—	67
Other advisory revenue (3)	130	130	—	—%
Total advisory services fees revenue	12,114	11,969	145	1.2%

Hotel management fees:
Base management fees	10,388	9,484	904	9.5%
Incentive management fees	2,059	2,867	(808)	(28.2)%
Other management fees	2,431	1,069	1,362	127.4%
Total hotel management fees revenue (4)	14,878	13,420	1,458	10.9%

Design and construction fees revenue (5)	7,605	4,738	2,867	60.5%

Audio visual revenue (6)	41,349	35,977	5,372	14.9%

Other revenue:

Watersports, ferry and excursion services (7)	9,794	7,684	2,110	27.5%
Debt placement and related fees (8)	1,016	690	326	47.2%
Cash management fees (9)	53	—	53
Claims management services (10)	—	1	(1)	(100.0)%
Other services (11)	945	3,697	(2,752)	(74.4)%
Total other revenue	11,808	12,072	(264)	(2.2)%

Cost reimbursement revenue (12)	104,956	89,277	15,679	17.6%

Total revenues	$192,710	$167,453	$25,257	15.1%

REVENUES BY SEGMENT (13)
REIT advisory	$20,297	$19,221	$1,076	5.6%
Remington	106,178	90,799	15,379	16.9%
Premier	10,404	7,085	3,319	46.8%
INSPIRE	41,403	36,016	5,387	15.0%
RED	9,817	7,693	2,124	27.6%
OpenKey	422	413	9	2.2%
Corporate and other	4,189	6,226	(2,037)	(32.7)%
Total revenues	$192,710	$167,453	$25,257	15.1%
________
(1)The increase in base advisory fee is primarily due to higher revenue of $440,000 from Braemar offset by lower revenue of $362,000 from Ashford Trust. See note 3 to our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)     The $67,000 of incentive advisory fees for the 2023 quarter includes the pro-rata portion of the second year installment of the Braemar 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022 and 2021 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.
(3)     Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(4)     The increase in hotel management fees revenue is primarily due to higher base management fees and other management fees. Base management fees from Ashford Trust and third-parties increased by $478,000 and $585,000, respectively, offset by a decrease of $159,000 from Braemar. Other management fees increased $1.4 million primarily due to $628,000 of various management fees earned from third-parties which began in the first quarter of 2023 and due to the timing of Remington’s acquisition of Chesapeake in April of 2022. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties. Incentive management fees from Braemar and third-parties decreased by $262,000 and $792,000, respectively, offset by an increase in incentive management fees from Ashford Trust of $246,000.
(5)     The increase in design and construction fees revenue is due to higher revenue from Ashford Trust, Braemar and third-parties of $2.5 million, $118,000 and $235,000, respectively, due to increased capital expenditures from our clients.
(6)     The $5.4 million increase in audio visual revenue is due to an increase in demand for group events in the 2023 quarter.
(7)    The $2.1 million increase in watersports, ferry and excursion services revenue is due to an increase of $1.8 million from RED’s acquisition of Alii Nui in the first quarter of 2023 and increases of $398,000 and $287,000 in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $406,000 from RED’s operations in the continental U.S.
(8)     The increase in debt placement and related fee revenue is due to higher revenue of $215,000 and $111,000 from Ashford Trust and Braemar, respectively. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(9)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(10)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(11)     Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third-parties. Other revenue in the 2022 quarter additionally includes Marietta which was acquired by Ashford Trust on December 16, 2022. The decrease in other services revenue is primarily due to the sale of Marietta, which recognized $2.8 million of revenue in the 2022 quarter.
(12)     The increase in cost reimbursement revenue in the 2023 quarter is primarily due to an increase in Remington’s cost reimbursement revenue of $13.9 million due to the timing of Remington’s acquisition of Chesapeake in April of 2022. The increase is additionally due to an increase of $878,000 in cost reimbursement revenue in the 2023 quarter compared to the 2022 quarter related to reimbursable advisory expenses for Ashford Trust and Braemar and $452,000 in cost reimbursement revenue from Premier due to our clients’ increased capital expenditures in the 2023 quarter compared to the 2022 quarter.
(13)     See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $6.0 million, or 36.3%, to $22.6 million for the 2023 quarter compared to the 2022 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
Salaries and benefits:
Salary expense (1)	$13,687	$10,562	$3,125
Bonus expense (2)	4,850	3,502	1,348
Benefits related expenses (3)	4,189	2,623	1,566
Total salary, bonus, and benefits related expenses	22,726	16,687	6,039
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	32	32	—
Employee equity grant expense	441	484	(43)
Total equity-based compensation	473	516	(43)
Non-cash (gain) loss in deferred compensation plan (4)	(570)	(600)	30
Total salaries and benefits	$22,629	$16,603	$6,026
________
(1)The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 quarter and includes $990,000 of expense recognized in the 2023 quarter related to Mr. Welter’s termination agreement with the Company. See note 10 to our condensed consolidated financial statements.
(2)The increase in bonus expense is primarily due to a reduction to the Company’s bonus accrual in the 2022 quarter due to Mr. Welter’s departure from the Company.
(3)The increase in benefits related expenses is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 quarter and includes an increase of $737,000 primarily related to Remington corporate payroll taxes and employee insurance related expenses due to the timing of the Chesapeake acquisition.
(4)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in the 2023 quarter and the 2022 quarter are primarily attributable to decreases in the fair value of the DCP obligation, respectively. See note 14 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $1.4 million, or 62.7%, to $3.6 million during the 2023 quarter compared to $2.2 million for the 2022 quarter due to increased capital expenditures by our clients.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $6.7 million, or 28.8%, to $30.0 million during the 2023 quarter compared to $23.3 million for the 2022 quarter, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.0 million, or 12.8%, to $7.0 million for the 2023 quarter compared to the 2022 quarter. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement and the sale of Marietta to Ashford Trust in the fourth quarter of 2022. Depreciation and amortization expense for the 2023 quarter and the 2022 quarter excludes depreciation expense related to audio visual equipment of $1.2 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2023 quarter and the 2022 quarter related to marine vessels in the amount of $495,000 and $280,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $2.2 million, or 21.4%, to $12.3 million for the 2023 quarter compared to the 2022 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
Professional fees	$3,160	$3,923	$(763)
Office expense (1)	3,741	2,643	1,098
Public company costs	175	131	44
Director costs	805	751	54
Travel and other expense (2)	4,177	2,506	1,671
Non-capitalizable - software costs	289	219	70
Total general and administrative	$12,347	$10,173	$2,174
________
(1)    The increase in office expense in the 2023 quarter is primarily due to an increase of $648,000 for INSPIRE due to the increase in their operations compared to the 2022 quarter, $333,000 for RED due to the Alii Nui acquisition and $217,000 for Remington due to the timing of the Chesapeake acquisition in April of 2022.
(2)    The increase in travel and other expenses is primarily due to corporate business development and related costs incurred in the 2023 quarter and increases in the Company’s business travel and other related expenses for our products and services companies in the 2023 quarter.
Other. Other operating expense was $5.7 million for the 2023 quarter and $5.7 million for the 2022 quarter. Other operating expense in the 2023 quarter includes a gain of $480,000 related to the change in the fair value of our contingent consideration liability associated with the acquisition of Chesapeake in April of 2022 and an increase of approximately $1.5 million in RED’s operating expenses primarily due to the acquisition of Alii Nui in the first quarter of 2023. The increase in RED’s operating expenses were offset by a decrease of $1.6 million of operating expenses related to Marietta, which was acquired by Ashford Trust in December of 2022.
Reimbursed Expenses. Reimbursed expenses increased $15.8 million to $105.0 million during the 2023 quarter compared to $89.2 million for the 2022 quarter primarily due to increased hotel management expenses incurred by Remington due to the increase in hotel room demand and the timing of Remington’s acquisition of Chesapeake during April of 2022.
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

	Three Months Ended June 30,
	2023	2022	$ Change
Cost reimbursement revenue	$104,956	$89,277	$15,679
Reimbursed expenses	104,956	89,181	15,775
Net total	$—	$96	$(96)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $455,000 for the 2023 quarter. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased $886,000 to $3.4 million during the 2023 quarter compared to $2.5 million for the 2022 quarter. The increase is primarily due to an increase in interest rates from the 2022 quarter. The average SOFR rate in the 2023 quarter was 4.97% and in the 2022 quarter the average LIBOR rate was 1.02%. The average Prime Rate in the 2023 quarter and the 2022 quarter were 8.16% and 3.93%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.

Amortization of Loan Costs. Amortization of loan costs was $265,000 and $232,000 for the 2023 quarter and the 2022 quarter, respectively.
Interest Income. Interest income was $440,000 and $38,000 for the 2023 quarter and the 2022 quarter, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2023 quarter.
Other Income (Expense). Other income (expense) was $159,000 of expense in the 2023 quarter and $259,000 of expense in the 2022 quarter.
Income Tax (Expense) Benefit. Income tax expense decreased by $2.9 million from $4.1 million in the 2022 quarter to $1.2 million in the 2023 quarter. Current income tax expense decreased by $3.4 million from $5.1 million in the 2022 quarter to $1.7 million in the 2023 quarter. Deferred income tax benefit decreased by $552,000 from $1.1 million in the 2022 quarter to $524,000 in the 2023 quarter. The decrease in income tax expense is primarily due to a decrease in operating income and an increase in interest expense.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $214,000 in the 2023 quarter and a loss of $298,000 in the 2022 quarter. See notes 2, 11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $133,000 in the 2023 quarter and $141,000 in the 2022 quarter. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $24,000, or 0.3%, to $9.0 million during the 2023 quarter, due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 12 to our condensed consolidated financial statements.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
REVENUE
Advisory services fees	$24,417	$23,771	$646	2.7%
Hotel management fees	27,065	20,598	6,467	31.4%
Design and construction fees	14,534	9,262	5,272	56.9%
Audio visual	81,706	60,942	20,764	34.1%
Other	20,882	23,511	(2,629)	(11.2)%
Cost reimbursement revenue	209,228	163,328	45,900	28.1%
Total revenues	377,832	301,412	76,420	25.4%
EXPENSES
Salaries and benefits	45,404	33,448	(11,956)	(35.7)%
Cost of revenues for design and construction	6,455	4,116	(2,339)	(56.8)%
Cost of revenues for audio visual	57,821	41,158	(16,663)	(40.5)%
Depreciation and amortization	13,990	15,644	1,654	10.6%
General and administrative	22,057	17,536	(4,521)	(25.8)%
Other	11,786	11,136	(650)	(5.8)%
Reimbursed expenses	209,154	163,089	(46,065)	(28.2)%
Total expenses	366,667	286,127	(80,540)	(28.1)%
OPERATING INCOME (LOSS)	11,165	15,285	(4,120)	(27.0)%
Equity in earnings (loss) of unconsolidated entities	(847)	257	(1,104)	(429.6)%
Interest expense	(6,259)	(3,815)	(2,444)	(64.1)%
Amortization of loan costs	(506)	(305)	(201)	(65.9)%
Interest income	717	119	598	502.5%
Realized gain (loss) on investments	(80)	(71)	(9)	(12.7)%
Other income (expense)	334	(112)	446	398.2%
INCOME (LOSS) BEFORE INCOME TAXES	4,524	11,358	(6,834)	(60.2)%
Income tax (expense) benefit	(1,847)	(5,354)	3,507	65.5%
NET INCOME (LOSS)	2,677	6,004	(3,327)	(55.4)%
(Income) loss from consolidated entities attributable to noncontrolling interests	502	558	(56)	(10.0)%
Net (income) loss attributable to redeemable noncontrolling interests	(288)	(132)	(156)	(118.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,891	6,430	(3,539)	(55.0)%
Preferred dividends, declared and undeclared	(18,078)	(18,393)	315	1.7%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,187)	$(11,963)	$(3,224)	(26.9)%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $3.2 million to a $15.2 million loss for the six months ended June 30, 2023 (“the 2023 period”) compared to a $12.0 million loss for the six months ended June 30, 2022 (“the 2022 period”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $76.4 million, or 25.4%, to $377.8 million for the 2023 period compared to the 2022 period due to the following (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$24,025	$23,513	$512	2.2%
Incentive advisory fees (2)	134	—	134
Other advisory revenue (3)	258	258	—	—%
Total advisory services fees revenue	24,417	23,771	646	2.7%

Hotel management fees:
Base management fees	19,398	15,658	3,740	23.9%
Incentive management fees	3,041	3,871	(830)	(21.4)%
Other management fees	4,626	1,069	3,557	332.7%
Total hotel management fees revenue (4)	27,065	20,598	6,467	31.4%

Design and construction fees revenue (5)	14,534	9,262	5,272	56.9%

Audio visual revenue (6)	81,706	60,942	20,764	34.1%

Other revenue:
Watersports, ferry and excursion services (7)	17,422	13,729	3,693	26.9%
Debt placement and related fees (8)	1,411	3,173	(1,762)	(55.5)%
Cash management fees (9)	179	—	179
Claims management services (10)	1	16	(15)	(93.8)%
Other services (11)	1,869	6,593	(4,724)	(71.7)%
Total other revenue	20,882	23,511	(2,629)	(11.2)%

Cost reimbursement revenue (12)	209,228	163,328	45,900	28.1%

Total revenues	$377,832	$301,412	$76,420	25.4%

REVENUES BY SEGMENT (13)
REIT advisory	$41,178	$38,614	$2,564	6.6%
Remington	207,642	161,306	46,336	28.7%
Premier	20,175	13,311	6,864	51.6%
INSPIRE	81,812	61,038	20,774	34.0%
RED	17,468	13,738	3,730	27.2%
OpenKey	811	795	16	2.0%
Corporate and other	8,746	12,610	(3,864)	(30.6)%
Total revenues	$377,832	$301,412	$76,420	25.4%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $1.1 million from Braemar offset by lower revenue of $629,000 from Ashford Trust. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)The $134,000 of incentive advisory fees for the 2023 period includes the pro-rata portion of the second year installment of the Braemar 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022 and 2021 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.

(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial ten-year term of the agreement.
(4)    The increase in hotel management fees revenue is due to higher base management fees and other management fees. Base management fees from Ashford Trust and third-parties increased by $1.8 million and $2.2 million, respectively, offset by a decrease of $282,000 from Braemar. Other management fees increased $3.6 million primarily due to $1.1 million of various management fees earned from third-parties which began in the first quarter of 2023 and due to the timing of Remington’s acquisition of Chesapeake in April of 2022. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties. Incentive management fees from Braemar and third-parties decreased by $464,000 and $395,000, respectively, and incentive management fees from Ashford Trust remained consistent.
(5)    The increase in design and construction fees revenue is primarily due to higher revenue from Ashford Trust, Braemar and third-parties of $3.4 million, $1.3 million and $531,000, respectively, due to increased capital expenditures from our clients.
(6)    The $20.8 million increase in audio visual revenue is primarily due to an increase in demand for group events in the 2023 period.
(7)    The $3.7 million increase in watersports, ferry and excursion services revenue is due to an increase of $2.3 million from RED’s acquisition of Alii Nui in the first quarter of 2023 and increases of $904,000 and $921,000 in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $364,000 from RED’s operations in the continental U.S.
(8)    The decrease in debt placement and related fee revenue is due to lower revenue of $1.7 million and $79,000 from Ashford Trust and Braemar, respectively. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in the 2023 period is primarily due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022. Debt placement and related fees revenue related to the Ashford Trust Agreement in the 2022 period were $2.3 million.
(9)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(10)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(11)    Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third-parties. Other revenue additionally includes Marietta prior to Ashford Trust’s acquisition of Marietta on December 16, 2022. The decrease in other services revenue is primarily due to the sale of Marietta, which recognized $4.6 million of revenue in the 2022 period.
(12)    The increase in cost reimbursement revenue in the 2023 period is primarily due to an increase in Remington’s cost reimbursement revenue of $40.0 million from Remington’s acquisition of Chesapeake in April of 2022. The increase is additionally due to an increase of $1.6 million in Premier’s cost reimbursement revenue due to our clients’ increased capital expenditures in the 2023 period compared to the 2022 period and an increase of $1.8 million in cost reimbursement revenue in the 2023 period related to reimbursable advisory expenses for Ashford Trust and Braemar.
(13)    See note 17 in our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $12.0 million, or 35.7%, to $45.4 million for the 2023 period compared to the 2022 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Salaries and benefits:
Salary expense (1)	$26,856	$20,190	$6,666
Bonus expense (2)	9,314	7,746	1,568
Benefits related expenses (3)	9,080	4,786	4,294
Total salary, bonus, and benefits related expenses	45,250	32,722	12,528
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants (4)	64	386	(322)
Employee equity grant expense	880	829	51
Total equity-based compensation	944	1,215	(271)
Non-cash (gain) loss in deferred compensation plan (5)	(790)	(489)	(301)
Total salaries and benefits	$45,404	$33,448	$11,956
________
(1)    The increase in salary expense is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 period and $2.0 million of expense recognized in the 2023 period related to Mr. Welter’s termination agreement with the Company. See note 10 to our condensed consolidated financial statements.
(2)    The increase in bonus expense is primarily due to a reduction to the Company’s bonus accrual in the 2022 period due to Mr. Welter’s departure from the Company.
(3)    The increase in benefits related expenses is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 period and includes an increase of $2.2 million primarily related to Remington corporate payroll taxes and employee insurance related expenses due to the timing of the Chesapeake acquisition.
(4)    The decrease in Class 2 LTIP units and stock grant expense in the 2023 period primarily relates to the vesting of previously issued stock option grants which were subject to a three-year vesting period. Beginning in 2020, the Company began to issue restricted stock in lieu of stock options under its equity incentive program.
(5)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in the 2023 period and the 2022 period are primarily attributable to decreases in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 14 in our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $2.3 million, or 56.8% to $6.5 million during the 2023 period compared to $4.1 million for the 2022 period due to increased capital expenditures by our clients.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $16.7 million, or 40.5%, to $57.8 million during the 2023 period compared to $41.2 million for the 2022 period, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.7 million, or 10.6%, to $14.0 million for the 2023 period compared to the 2022 period. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement and the sale of Marietta to Ashford Trust in the fourth quarter of 2022. Depreciation and amortization expense for the 2023 period and the 2022 period excludes depreciation expense related to audio visual equipment of $2.3 million and $2.4 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2023 period and the 2022 period related to marine vessels in the amount of $908,000 and $567,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $4.5 million, or 25.8%, to $22.1 million for the 2023 period compared to the 2022 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Professional fees	$5,871	$6,058	$(187)
Office expense (1)	6,945	5,046	1,899
Public company costs	313	358	(45)
Director costs	1,081	1,148	(67)
Travel and other expense (2)	7,324	4,492	2,832
Non-capitalizable - software costs	523	434	89
Total general and administrative	$22,057	$17,536	$4,521
________
(1)    The increase in office expense in the 2023 period is primarily due to an increase of $1.1 million for INSPIRE due to the increase in their operations compared to the 2022 period, an increase of $540,000 for Remington due to the timing of the Chesapeake acquisition in April of 2022 and an increase of $408,000 for RED due to the Alii Nui acquisition.
(2)    The increase in travel and other expenses is primarily due to corporate business development and related costs incurred in the 2023 period and increases in the Company’s business travel and other related expenses for our products and services companies in the 2023 period. RED had increased expenses compared to the 2022 period of $734,000 from expenses related to the Alii Nui acquisition.
Other. Other operating expense increased $650,000, or 5.8%, to $11.8 million for the 2023 period compared to the 2022 period. The increase in the 2023 period was primarily due to $300,000 of expense related to the change in the fair value of our contingent consideration liability associated with the acquisition of Chesapeake in April of 2022 and an increase of approximately $2.2 million of RED’s operating expenses. These increases were offset by a decrease of $2.7 million of operating expenses related to Marietta, which was acquired by Ashford Trust in December 2022. Other operating expenses for the 2023 and 2022 periods include losses on the sale of FF&E previously leased to Ashford Trust of $1.0 million and $706,000, respectively, under the Ashford Trust ERFP agreement and cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $46.1 million to $209.2 million during the 2023 period compared to $163.1 million for the 2022 period primarily due to an increase in hotel management reimbursed expenses due to the timing of Remington’s acquisition of Chesapeake in April of 2022.
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

	Six Months Ended June 30,
	2023	2022	$ Change
Cost reimbursement revenue	$209,228	$163,328	$45,900
Reimbursed expenses	209,154	163,089	46,065
Net total	$74	$239	$(165)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were a loss of $847,000 and earnings of $257,000 for the 2023 period and the 2022 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.

Interest Expense. Interest expense increased $2.4 million to $6.3 million during the 2023 period compared to $3.8 million for the 2022 period. The increase is primarily due to an increase in the Company’s notes payable under our Credit Facility entered into in April of 2022, which had an outstanding balance of $82.0 million as of June 30, 2023. Interest expense in the 2023 period included expense of $4.9 million related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates during the 2023 period. The average SOFR rate in the 2023 period was 4.73% and in the 2022 period the average LIBOR rate was 0.62%. The average Prime Rates in the 2023 period and the 2022 period were 7.93% and 3.61%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $506,000 and $305,000 for the 2023 period and the 2022 period, respectively. The increase is primarily due to the Company’s Credit Facility entered into in April of 2022. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 6 in our condensed consolidated financial statements.
Interest Income. Interest income was $717,000 and $119,000 for the 2023 period and the 2022 period, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2023 period.
Realized Gain (Loss) on Investments. Realized loss on investments was $80,000 and $71,000 for the 2023 period and the 2022 period, respectively. The realized loss on investments for the 2023 period and the 2022 period primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 8 in our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was income of $334,000 and expense of $112,000 in the 2023 period and the 2022 period, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased by $3.5 million from $5.4 million in the 2022 period to $1.8 million in the 2023 period. Current income tax expense decreased by $4.6 million from $7.8 million in the 2022 period to $3.2 million in the 2023 period. Deferred income tax benefit decreased by $1.1 million from $2.4 million in the 2022 period to $1.3 million in the 2023 period. The decrease in income tax expense is primarily due to a decrease in operating income and an increase in interest expense.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated a loss of $502,000 in the 2023 period and $558,000 in the 2022 period. See notes 2 and 11 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $288,000 in the 2023 period and $132,000 in the 2022 period. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, decreased $315,000 to $18.1 million during the 2023 period compared to $18.4 million for the 2022 period. The decrease is due to the Company’s payment in April of 2022 of $17.8 million of accrued and outstanding Series D Convertible Preferred Stock dividends for the quarters ended June 30, 2020 and December 31, 2020.

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
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of June 30, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of June 30, 2023, the amount unused under INSPIRE’s revolving credit facility was $4.3 million. As of June 30, 2023, no balances had been drawn on the Equipment Note.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $39.1 million and $27.6 million as of June 30, 2023 and December 31, 2022, respectively. For further discussion see note 6 in our condensed consolidated financial statements.
Preferred stock dividends—As of June 30, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $19.1 million, which remain in arrears for the second and fourth quarters of 2021. On April 14, 2023, the Company paid $8.7 million, of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2023. On June 8, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended June 30, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on July 12, 2023.

The Company does not currently expect to declare and pay the accrued and unpaid dividends on the Series D Convertible Preferred Stock for the quarters ended June 30, 2021 and December 31, 2021 during calendar year 2023. However, the Company remained current on the preferred dividend payments in 2022 and the first two quarters of 2023 and currently intends to remain current on future preferred dividend payments. The independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis and will make decisions on such preferred dividend payments based on the ongoing liquidity and capital needs of the Company.
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
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the six months ended June 30, 2023.
Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2025. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. As of June 30, 2023, the fair value of the DCP liability was $1.9 million.
The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of June 30, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $3.5 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of June 30, 2023 and December 31, 2022, we had $32.5 million and $44.4 million of cash and cash equivalents, respectively, and $36.1 million and $37.1 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC and Ashford Services and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in insured cash sweep accounts, which are fully insured by the FDIC. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest, principal payments, acquisitions and key money payments to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $2.6 million for the six months ended June 30, 2023 compared to net cash flows provided by operating activities of $16.0 million for the six months ended June 30, 2022. The decrease in cash flows from operating activities were primarily due to a decrease in earnings in the 2023 period and the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2023, net cash flows used in investing activities were $18.1 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $12.0 million, net cash paid to acquire Alii Nui of $6.7 million and issuance of notes receivable of $1.3 million. These were offset by cash inflows of $1.0 million from proceeds from a note receivable and $849,000 from the asset acquisition of RHC.
For the six months ended June 30, 2022, net cash flows used in investing activities were $9.0 million. These cash flows consisted of net cash paid to acquire Chesapeake of $6.3 million, capital expenditure primarily for FF&E, audio visual equipment and marine vessels totaling $4.1 million and an investment in an unconsolidated entity of $400,000. These were offset by cash inflows of $406,000 in proceeds primarily received from the sale of FF&E to Ashford Trust and proceeds from a note receivable of $1.4 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2023, net cash flows provided by financing activities were $2.6 million. These cash flows consisted of $21.6 million of proceeds from borrowings on notes payable, $12.0 million of which related to the Company’s Credit Agreement, and $1.7 million of net borrowings on revolving credit facilities. These were offset by $17.4 million of dividend payments on the Series D Convertible Preferred Stock, $2.1 million of payments on notes payable, purchases of $359,000 of treasury stock, $344,000 of distributions to consolidating noncontrolling interests, $329,000 of loan cost payments and $207,000 of payments on finance leases.
For the six months ended June 30, 2022, net cash flows provided by financing activities were $7.2 million. These cash flows consisted of $68.1 million of proceeds from borrowings on notes payable primarily related to the Company’s Credit Agreement entered into in the 2022 quarter and $164,000 of contributions from Braemar’s investment in OpenKey in the 2022 quarter. These were offset by $29.0 million of payments on notes payable which were primarily related to paying off the remaining balance of the Company’s previous term loan with Bank of America, N.A. and $26.5 million of dividend payments on the Series D Convertible Preferred Stock. Other cash flows used in financing activities consist of $2.7 million of loan cost payments, $1.7 million of net payments on our revolving credit facilities, $515,000 of payments on finance leases, net repayments in advances to employees of $257,000 associated with tax withholdings for restricted stock vestings and purchases of $241,000 of treasury stock.
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
Interest Rate Risk—At June 30, 2023, our total indebtedness of $122.4 million included $115.0 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rates on the outstanding balance of variable-rate debt at June 30, 2023 would be approximately $1.2 million annually. Interest rate changes have no impact on the remaining $7.4 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. The trial court set a due date of August 7, 2023 for the briefs. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2023, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Other than as set forth below, as of June 30, 2023, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
We may be a “controlled company” within the meaning of the rules of NYSE American and, as a result, would qualify for, and could rely on, exemptions from certain corporate governance requirements.
Following the expiration of certain time and voting restrictions in the Investor Rights Agreement on August 8, 2023, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. could potentially control a majority of the voting power of our equity securities. For a period of five years after the effective date of the Investor Rights Agreement, the Bennetts have agreed not to elect, or to cause the Company to elect, to be exempt from the NYSE American’s corporate governance requirements on account of the Company’s status as a “controlled company.” As a result, we may become a “controlled company” within the meaning of the corporate governance standards of the NYSE American after such time. Currently, under the rules of the NYSE American, a company for which more than 50% of the outstanding voting power is held by an individual, group, or another company is a “controlled company” and may elect to be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:
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
Please see Item 5 of this Form 10-Q for more information regarding the expiration of such time and voting restrictions in the Investor Rights Agreement.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	563	(2)	$10.40	(3)	—	$20,000,000
May 1 to May 31	1,578	(2)	$9.71	(3)	—	$20,000,000
June 1 to June 30	141	(2)	$10.80	(3)	—	$20,000,000
Total	2,282		$9.81		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended June 30, 2023.
(2) Includes 206, 1,527 and 33 shares that were withheld to cover tax-withholding requirements in April, May and June, respectively, related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stockholder-approved stock incentive plan.
(3) There is no cost associated with the forfeiture of 357, 51 and 108 restricted shares of our common stock in April, May and June, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of June 30, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $19.1 million, which remain in arrears for the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $27.8 million and $27.1 million at June 30, 2023 and December 31, 2022, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock accrues cumulative preferred dividends at the rate of 7.28% per annum and will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On April 14, 2023, the Company paid $8.7 million, of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2023. On June 8, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended June 30, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on July 12, 2023.
See note 12 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.

ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett, as the direct or indirect beneficial holders of approximately 98% of the Series D Convertible Preferred Stock of Ashford Inc., may be deemed to have acquired control of the Company on August 8, 2023, after the expiration of the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019, entered into by and among the Company, the Bennetts and other holders of the Company’s Series D Convertible Preferred Stock. Holders of shares of our Series D Convertible Preferred Stock vote, on an as-converted basis, with the holders of shares of our common stock on all matters submitted to a vote of the holders of voting securities of the Company.
Pursuant to the Investor Rights Agreement, the Bennetts and the other Covered Investors (as defined in the Investor Rights Agreement) agreed to be subject to a 40% voting cap and, on all matters submitted to a vote of the holders of voting securities of the Company, vote shares in excess of such cap in the same proportion as the other shareholders of the Company, exclusive of the shares voted by the Covered Investors. The 40% voting cap expired on August 8, 2023 and the Bennetts and the other Covered Investors may now vote all of their voting securities of the Company as they determine in their sole discretion.
Currently, under the rules of the NYSE American, a company for which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company.” The Bennetts, collectively, currently beneficially hold 18,758,600 shares of our Series D Convertible Preferred Stock, which equates to 4,152,301 shares of our common stock on an as-converted basis, and which together with their existing beneficial ownership of 610,261 shares of our common stock, represents beneficial ownership of approximately 64.6% of the outstanding voting power in the Company.
Accordingly, as of August 8, 2023, the Bennetts may be deemed to have control of the Company under the rules of the NYSE American.

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
3.10
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

10.1
Amended and Restated Credit Agreement by and between Inspire Event Technologies Holdings, LLC and Comerica Bank, dated March 24, 2023 (composite version, reflects all amendments through March 24, 2023) (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.2
Third Amended and Restated Master Term Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.3
Third Amended and Restated Master Revolving Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.4
Equipment Note Agreement, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.5
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.6
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.7
Rights Agreement, dated August 30, 2022, between Ashford Inc. and Computershare Trust Company, N.A, as Rights Agent (incorporated by reference to Exhibit 4.5 of Ashford Inc.’s Annual Report on Form 10-K filed on March 17, 2023) (File No. 001-36400)

10.8
Amendment No. 1 to the Rights Agreement, dated May 15, 2023, between Ashford Inc. and Computershare Trust Company, N.A, as Rights Agent (incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 15, 2023) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	August 10, 2023	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 10, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer