Form 10-Q
period 2023-09-30
Ashford Inc.
filed 2023-11-13
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,213,975
(Class)	Outstanding at November 9, 2023

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$28,018	$44,390
Restricted cash	36,215	37,058
Restricted investment	88	303
Accounts receivable, net of allowance of $1,251 and $175, respectively	31,038	17,615
Due from affiliates	575	463
Due from Ashford Trust	7,625	—
Due from Braemar	—	11,828
Inventories	2,544	2,143
Prepaid expenses and other	14,062	11,226
Total current assets	120,165	125,026
Investments, includes $4,500 and $0 reported at fair value, respectively	7,542	4,217
Property and equipment, net	54,942	41,791
Operating lease right-of-use assets	22,140	23,844
Goodwill	61,013	58,675
Intangible assets, net	216,184	226,544
Other assets, net	1,118	2,259
Total assets	$483,104	$482,356
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$42,067	$56,079
Dividends payable	28,318	27,285
Due to affiliates	49	15
Due to Ashford Trust	—	1,197
Due to Braemar	3,533	—
Deferred income	673	444
Notes payable, net	4,145	5,195
Finance lease liabilities	426	1,456
Operating lease liabilities	4,076	3,868
Claims liabilities and other	32,677	25,630
Total current liabilities	115,964	121,169
Deferred income	7,971	7,356
Deferred tax liability, net	27,613	27,873
Deferred compensation plan	1,370	2,849
Notes payable, net	119,241	89,680
Finance lease liabilities	2,947	1,962
Operating lease liabilities	20,180	20,082
Other liabilities	3,716	3,237
Total liabilities	299,002	274,208
Commitments and contingencies (note 10)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	478,000	478,000
Redeemable noncontrolling interests	1,764	1,614
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,317,786 and 3,181,585 shares issued and 3,213,975 and 3,110,044 shares outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	299,365	297,715
Accumulated deficit	(595,717)	(568,482)
Accumulated other comprehensive income (loss)	(30)	78
Treasury stock, at cost, 103,811 and 71,541 shares at September 30, 2023 and December 31, 2022, respectively	(1,331)	(947)
Total equity (deficit) of the Company	(297,710)	(271,633)
Noncontrolling interests in consolidated entities	2,048	167
Total equity (deficit)	(295,662)	(271,466)
Total liabilities, mezzanine equity and equity (deficit)	$483,104	$482,356
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Advisory services fees	$11,712	$12,255	$36,129	$36,026
Hotel management fees	12,391	12,876	39,456	33,474
Design and construction fees	7,430	6,276	21,964	15,538
Audio visual	30,641	26,159	112,347	87,101
Other	11,175	10,391	32,057	33,902
Cost reimbursement revenue	107,866	96,651	317,094	259,979
Total revenues	181,215	164,608	559,047	466,020
EXPENSES
Salaries and benefits	22,728	21,328	68,132	54,776
Cost of revenues for design and construction	2,975	1,789	9,430	5,905
Cost of revenues for audio visual	23,876	19,884	81,697	61,042
Depreciation and amortization	7,084	8,096	21,074	23,740
General and administrative	10,702	8,390	32,759	25,926
Other	5,377	5,750	17,163	16,886
Reimbursed expenses	107,869	96,576	317,023	259,665
Total expenses	180,611	161,813	547,278	447,940
OPERATING INCOME (LOSS)	604	2,795	11,769	18,080
Equity in earnings (loss) of unconsolidated entities	(327)	(147)	(1,174)	110
Interest expense	(3,650)	(2,966)	(9,909)	(6,781)
Amortization of loan costs	(269)	(219)	(775)	(524)
Interest income	522	76	1,239	195
Realized gain (loss) on investments	(80)	(3)	(160)	(74)
Other income (expense)	(75)	(22)	259	(134)
INCOME (LOSS) BEFORE INCOME TAXES	(3,275)	(486)	1,249	10,872
Income tax (expense) benefit	205	(617)	(1,642)	(5,971)
NET INCOME (LOSS)	(3,070)	(1,103)	(393)	4,901
Net (income) loss from consolidated entities attributable to noncontrolling interests	190	272	692	830
Net (income) loss attributable to redeemable noncontrolling interests	(111)	(158)	(399)	(290)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(2,991)	(989)	(100)	5,441
Preferred dividends, declared and undeclared	(9,054)	(9,029)	(27,132)	(27,422)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,045)	$(10,018)	$(27,232)	$(21,981)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.87)	$(3.38)	$(8.88)	$(7.59)
Weighted average common shares outstanding - basic	3,116	2,960	3,065	2,895
Diluted:
Net income (loss) attributable to common stockholders	$(3.87)	$(3.38)	$(9.18)	$(7.64)
Weighted average common shares outstanding - diluted	3,116	2,960	3,130	2,960
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(3,070)	$(1,103)	$(393)	$4,901
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment	29	(214)	(108)	96
COMPREHENSIVE INCOME (LOSS)	(3,041)	(1,317)	(501)	4,997
Comprehensive (income) loss attributable to noncontrolling interests	190	272	692	830
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(111)	(158)	(399)	(290)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,962)	$(1,203)	$(208)	$5,537
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2023	3,214	$3	$299,039	$(583,673)	$(59)	(103)	$(1,324)	$(336)	$(286,350)	19,120	$478,000	$1,726
Equity-based compensation	—	—	365	—	—	—	—	—	365	—	—	100
Forfeiture of restricted common shares	—	—	7	—	—	—	(7)	—	—	—	—	—
Asset acquisition of TSGF L.P.	—	—	—	—	—	—	—	2,413	2,413	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,054)	—	—	—	—	(9,054)	—	—	—
Employee advances	—	—	(3)	—	—	—	—	—	(3)	—	—	—
Contributions from noncontrolling interests	—	—	(43)	—	—	—	—	161	118	—	—	—
Redemption value adjustment	—	—	—	1	—	—	—	—	1	—	—	(1)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	29	—	—	—	29	—	—	—
Net income (loss)	—	—	—	(2,991)	—	—	—	(190)	(3,181)	—	—	111
Balance at September 30, 2023	3,214	$3	$299,365	$(595,717)	$(30)	(103)	$(1,331)	$2,048	$(295,662)	19,120	$478,000	$1,764

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614
Equity-based compensation	136	—	1,686	—	—	—	—	(1)	1,685	—	—	264
Forfeiture of restricted common shares	(1)	—	25	—	—	(1)	(25)	—	—	—	—	—
Purchase of treasury stock	(31)	—	—	—	—	(31)	(359)	—	(359)	—	—	—
Asset acquisition of TSGF L.P.	—	—	—	—	—	—	—	2,413	2,413	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(27,132)	—	—	—	—	(27,132)	—	—	—
Employee advances	—	—	(18)	—	—	—	—	—	(18)	—	—	—
Contributions from noncontrolling interests	—	—	(43)	—	—	—	—	161	118	—	—	—
Redemption value adjustment	—	—	—	(3)	—	—	—	—	(3)	—	—	3
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(516)
Foreign currency translation adjustment	—	—	—	—	(108)	—	—	—	(108)	—	—	—
Net income (loss)	—	—	—	(100)	—	—	—	(692)	(792)	—	—	399
Balance at September 30, 2023	3,214	$3	$299,365	$(595,717)	$(30)	(103)	$(1,331)	$2,048	$(295,662)	19,120	$478,000	$1,764

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2022	3,116	$3	$295,461	$(547,602)	$(257)	(66)	$(867)	$459	$(252,803)	19,120	$478,000	$1,509
Equity-based compensation	—	—	1,814	—	—	—	—	—	1,814	—	—	50
Forfeiture of restricted common shares	(1)	—	10	—	—	(1)	(10)	—	—	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,029)	—	—	—	—	(9,029)	—	—	—
Employee advances	—	—	6	—	—	—	—	—	6	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	163	163	—	—	—
Reallocation of carrying value	—	—	(222)	—	—	—	—	222	—	—	—	—
Redemption value adjustment	—	—	—	(15)	—	—	—	—	(15)	—	—	15
Foreign currency translation adjustment	—	—	—	—	(214)	—	—	—	(214)	—	—	—
Net income (loss)	—	—	—	(989)	—	—	—	(272)	(1,261)	—	—	158
Balance at September 30, 2022	3,115	$3	$297,069	$(557,635)	$(471)	(67)	$(877)	$572	$(261,339)	19,120	$478,000	$1,732

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69
Equity-based compensation	110	—	3,354	—	—	—	—	—	3,354	—	—	112
Forfeiture of restricted common shares	(3)	—	40	—	—	(3)	(40)	—	—	—	—	—
Purchase of treasury stock	(15)	—	—	—	—	(15)	(241)	—	(241)	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(27,422)	—	—	—	—	(27,422)	—	—	—
Employee advances	—	—	(251)	—	—	—	—	—	(251)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	327	327	—	—	—
Reallocation of carrying value	—	—	(469)	—	—	—	—	469	—	—	—	—
Redemption value adjustment	—	—	—	(16)	—	—	—	—	(16)	—	—	16
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)	—	—	(145)
Foreign currency translation adjustment	—	—	—	—	96	—	—	—	96	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	5,441	—	—	—	(830)	4,611	—	—	290
Balance at September 30, 2022	3,115	$3	$297,069	$(557,635)	$(471)	(67)	$(877)	$572	$(261,339)	19,120	$478,000	$1,732
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(393)	$4,901
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,231	28,431
Change in fair value of deferred compensation plan	(1,479)	(567)
Equity-based compensation	1,944	3,591
Equity in (earnings) loss in unconsolidated entities	1,174	(110)
Deferred tax expense (benefit)	(1,826)	(3,622)
Change in fair value of contingent consideration	430	300
(Gain) loss on disposal of assets	1,032	837
Amortization of other assets	166	497
Amortization of loan costs	775	524
Realized loss on investment	160	74
Other (gain) loss	743	70
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(13,694)	(9,643)
Due from affiliates	(112)	(91)
Due from Ashford Trust	(7,625)	(1,908)
Due from Braemar	11,828	(8,418)
Inventories	(368)	(361)
Prepaid expenses and other	(1,055)	3,804
Investment in unconsolidated entities	—	150
Operating lease right-of-use assets	2,739	2,580
Other assets	(55)	(3)
Accounts payable and accrued expenses	(16,336)	7,627
Due to affiliates	51	232
Due to Ashford Trust	(747)	—
Due to Braemar	3,533	—
Claims liabilities and other	4,946	724
Operating lease liabilities	(2,912)	(2,589)
Deferred income	728	(2,943)
Net cash provided by (used in) operating activities	9,878	24,087
Cash Flows from Investing Activities
Additions to property and equipment	(17,479)	(8,002)
Proceeds from sale of property and equipment, net	24	418
Cash acquired in asset acquisition of RHC	849	—
Acquisition of Alii Nui, net of cash acquired	(6,704)	—
Asset acquisition of TSGF L.P., net of cash acquired	(2,226)	—
Investments	—	(400)
Acquisition of Chesapeake, net of cash acquired	—	(6,363)
Proceeds from note receivable	1,000	1,380
Issuance of notes receivable	(1,269)	—
Net cash provided by (used in) investing activities	(25,805)	(12,967)
		(Continued)

	Nine Months Ended September 30,
	2023	2022

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(26,099)	(35,219)
Payments on revolving credit facilities	(17,516)	(2,910)
Borrowings on revolving credit facilities	17,982	1,092
Proceeds from notes payable	28,739	68,674
Payments on notes payable	(2,924)	(30,062)
Payments on finance lease liabilities	(321)	(918)
Payments of loan costs	(409)	(2,694)
Purchase of treasury stock	(359)	(241)
Employee advances	(18)	(251)
Contributions from noncontrolling interest	118	327
Distributions to noncontrolling interests in consolidated entities	(516)	(177)
Net cash provided by (used in) financing activities	(1,323)	(2,379)
Effect of foreign exchange rate changes on cash and cash equivalents	35	(5)
Net change in cash, cash equivalents and restricted cash	(17,215)	8,736
Cash, cash equivalents and restricted cash at beginning of period	81,448	72,449
Cash, cash equivalents and restricted cash at end of period	$64,233	$81,185

Supplemental Cash Flow Information
Interest paid	$9,868	$6,556
Income taxes paid (refunded), net	7,876	4,137
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Chesapeake through issuance of Series CHP Units from our subsidiary Ashford Holdings	$—	$1,390
Acquisition of Alii Nui through issuance of RED Units	2,000	—
Acquisition related contingent consideration liability	1,000	1,670
Capital expenditures accrued but not paid	776	317
Finance lease additions	277	585

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$44,390	$37,571
Restricted cash at beginning of period	37,058	34,878
Cash, cash equivalents and restricted cash at beginning of period	$81,448	$72,449

Cash and cash equivalents at end of period	$28,018	$44,071
Restricted cash at end of period	36,215	37,114
Cash, cash equivalents and restricted cash at end of period	$64,233	$81,185
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
On May 15, 2023, the Company and Computershare Trust Company, N.A., a federally chartered trust company (the “Rights Agent”) entered into Amendment No. 1 (“Amendment No. 1”) to the Rights Agreement dated as of August 30, 2022 (the “Rights Agreement”). Our board of directors implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022, to our stockholders of record on that date. Each of those Rights become exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. Pursuant to Amendment No. 1, the Rights Agreement was amended to (i) extend the final expiration date with respect to the Company’s Rights until July 30, 2024, and (ii) decrease the beneficial ownership threshold in the definition of an acquiring person from 10% to 7%. The value of the Rights was de minimis.
On August 21, 2023, the Company invested $2.5 million to acquire 51% of the equity of the Texas Strategic Growth Fund, L.P. (“TSGF L.P.”), a fund which provides a growth-oriented investment product focused on commercial real estate in the State of Texas. The Company consolidated TSGF L.P. as of the investment date as management concluded TSGF L.P. is a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. Our interests in TSGF L.P. were accounted for as an asset acquisition. The approximately $5.0 million of total assets consolidated include an investment of $4.5 million, $274,000 of cash and cash equivalents and other immaterial assets related to working capital.
Change in Control
On August 8, 2023, the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019 and entered into by and among the Company, Mr. Archie Bennett Jr. and Mr. Monty J. Bennett (the “Bennetts”) and other holders of the Company’s Series D Convertible Preferred Stock (the “Investor Rights Agreement”), expired. As a result, the Bennetts may now vote their full ownership interests in the Company as they determine at their sole discretion. Upon the expiration of the voting cap, the Bennetts controlled a majority of the Company’s voting securities, resulting in a change of control of the Company. As of August 8, 2023, the Bennetts owned approximately 610,261 shares of our common stock and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into approximately 4,152,301 shares of Ashford Inc. common stock, resulting in a combined ownership interest in Ashford Inc. of approximately 64.6%. The Company elected the accounting policy option as allowed under ASC 805, Business Combinations, to continue to use Ashford Inc.’s historical accounting basis rather than apply pushdown accounting.

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
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)	TSGF L.P. (5)
Ashford Inc. ownership interest	99.49%	76.78%	70.00%	49.00%
Redeemable noncontrolling interests (1) (2)	0.51%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%	51.00%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,764	n/a	n/a	n/a
Redemption value adjustment, year-to-date	3	n/a	n/a	n/a
Redemption value adjustment, cumulative	614	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	(375)	(138)	2,561
Assets, available only to settle subsidiary’s obligations (6)	n/a	1,819	1,257	5,047
Liabilities (7)	n/a	849	1,854	19
Notes payable (7)	n/a	237	—	—
Revolving credit facility (7)	n/a	—	150	—

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2022
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	76.79%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.21%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,614	n/a	n/a
Redemption value adjustment, year-to-date	32	n/a	n/a
Redemption value adjustment, cumulative	613	n/a	n/a
Carrying value of noncontrolling interests	n/a	273	(106)
Assets, available only to settle subsidiary’s obligations (6)	n/a	2,114	1,580
Liabilities (7)	n/a	1,078	2,048
Revolving credit facility (7)	n/a	—	150
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
(5)    Represents ownership interests in TSGF L.P. a VIE for which we are considered the primary beneficiary and therefore we consolidate it. See note 4.
(6)    Total assets consist primarily of cash and cash equivalents, property and equipment and other assets that can only be used to settle the subsidiaries’ obligations.
(7)    Liabilities consist primarily of accounts payable, accrued expenses and notes payable for which creditors do not have recourse to Ashford Inc. See note 6.
Investments—Our subsidiary TSGF L.P. is accounted for as an investment company in accordance with GAAP under ASC 946. TSGF L.P.’s investment is reflected in “investments” in our condensed consolidated balance sheets at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of “other income (expense)” in our condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price). The fair value of TSGF L.P.’s investment as of September 30, 2023 was $4.5 million. See note 8.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We additionally hold an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at September 30, 2023 and December 31, 2022. We account for the investment at fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and nine months ended September 30, 2023 and 2022. In the event that the assumptions used to determine fair value change in the future, we may be required to record an impairment charge related to this investment.
We review our equity method investments for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and nine months ended September 30, 2023 and 2022.
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
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	September 30, 2023	December 31, 2022
Carrying value of the investment in REA Holdings	$1,892	$3,067
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity in earnings (loss) in unconsolidated entities REA Holdings	$(327)	$(147)	$(1,174)	$110
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Advisory:
Insurance claim reserves (1)	$29,258	$23,471

Remington:
Managed hotel properties’ reserves (2)	4,085	11,464
Insurance claim reserves (3)	2,872	2,123
Total Remington restricted cash	6,957	13,587

Total restricted cash	$36,215	$37,058
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
Notes Receivable—Notes receivable were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Remington note receivable (1)	$525	$1,506
Ashford LLC note receivable (2)	1,075	535
REA Holdings affiliate (3)	830	—
Total notes receivable	$2,430	$2,041
________
(1)    Remington holds a note receivable from a third party which matures on January 31, 2024. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly commencing March 31, 2023. As of September 30, 2023 and December 31, 2022, the outstanding principal balance is included in “prepaid expenses and other” and “other assets, net,” respectively, in our condensed consolidated balance sheets.
(2)    Ashford LLC holds a note receivable from a third party. The note bears interest at 8% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. The note receivable is recorded in “other assets, net” in our condensed consolidated balance sheet.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Property and Equipment, net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We record property and equipment at cost. As of September 30, 2023 and December 31, 2022, property and equipment, net of accumulated depreciation, included enhanced return funding program (“ERFP”) assets of $3.2 million and $5.9 million, audio visual equipment at INSPIRE of $14.3 million and $8.8 million and marine vessels at RED of $19.0 million and $14.2 million, respectively.
Claims Liabilities and Other—As of September 30, 2023 and December 31, 2022, claims liabilities and other included reserves in the amount of $28.8 million and $23.5 million, respectively, related primarily to Ashford Trust and Braemar properties’ insurance claims and related fees. The liability for casualty insurance claims and related fees is established based upon an analysis of historical data and actuarial estimates. We record the related funds received from Ashford Trust and Braemar in “restricted cash” in our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, claims liabilities and other also included $2.5 million and $2.2 million, respectively, relating to reserves for Remington health insurance claims and, as of September 30, 2023, cash consideration liabilities of $1.3 million from the Company’s acquisition of Alii Nui. See notes 4 and 8.
Other Liabilities—As of September 30, 2023, other liabilities included the contingent consideration liability from the Company’s acquisition of Chesapeake Hospitality (“Chesapeake”) of $2.8 million and an uncertain tax position of $966,000. As of December 31, 2022, other liabilities included a liability for contingent consideration from the Company’s acquisition of Chesapeake of $2.3 million and an uncertain tax position liability of $917,000.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in this ASU clarify or improve disclosure and presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected topics unless otherwise indicated. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company continues to evaluate whether the adoption of ASU 2023-06 will have any impact on the Company’s financial statements.

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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Fees Revenue
Advisory services fees revenue is reported within our Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees.
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
Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), as defined in the respective advisory agreements. Incentive advisory fees are paid over a three-year period and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. Incentive advisory fees are a form of variable consideration and therefore must be (i) deferred until such fees are probable of not being subject to significant reversal, and (ii) tied to a performance obligation in the contract with the customer so that revenue recognition depicts the transfer of the related advisory services to the customer. Accordingly, the Company does not record incentive advisory fee revenue in interim periods prior to the fourth quarter of the year in which the incentive fee is measured. The first-year installment of incentive advisory fees will generally be recognized only upon measurement in the fourth quarter of the first year of the three-year period. The second- and third-year installments of incentive advisory fees are recognized as revenue on a pro rata basis each quarter subject to meeting the FCCR Condition.

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
Deferred Income and Contract Balances
Deferred income primarily consists of customer billings in advance of revenue being recognized from our advisory agreements and other products and services contracts. Generally, deferred income that will be recognized within the next 12 months is recorded as current deferred income and the remaining portion is recorded as noncurrent. Current deferred income additionally includes customer deposits which could result in cash payments within the next 12 months. The change in the deferred income balance is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred income balance at the beginning of the period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables summarize our consolidated deferred income activity (in thousands):

	Deferred Income
	2023	2022
Balance as of June 30	$9,019	$8,680
Increases to deferred income	2,687	2,458
Recognition of revenue (1)	(3,062)	(3,175)
Balance as of September 30	$8,644	$7,963
________
(1)    Revenue recognized in the three months ended September 30, 2023, which was previously included in deferred income includes (a) $809,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $34,000 of audio visual revenue and (c) $2.2 million of “other services” revenue earned by our products and services companies. Revenue recognized in the three months ended September 30, 2023 includes $4.0 million which was recorded in deferred income in our condensed consolidated balance sheet as of June 30, 2023.
Deferred income recognized in the three months ended September 30, 2022, includes (a) $371,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $535,000 of audio visual revenue and (c) $1.6 million of “other services” revenue earned by our products and services companies.

	Deferred Income
	2023	2022
Balance as of January 1	$7,800	$10,905
Increases to deferred income	9,512	8,247
Recognition of revenue (1)	(8,668)	(11,189)
Balance as of September 30	$8,644	$7,963
________
(1)    Revenue recognized in the nine months ended September 30, 2023, which was previously included in deferred income includes (a) $629,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue, and (c) $6.5 million of “other services” revenue earned by our products and services companies. Revenue recognized in the nine months ended September 30, 2023 includes $5.0 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2022.
Deferred income recognized in the nine months ended September 30, 2022 includes (a) $1.2 million of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $2.2 million of audio visual revenue, (c) $2.3 million of other revenue related to Ashford Trust’s agreement with Lismore (see note 15), and (d) $4.8 million of “other services” revenue earned by our products and services companies, excluding Lismore.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight-line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $23.7 million, $17.6 million and $7.6 million included in “accounts receivable, net” primarily related to our products and services segment, $7.6 million, $0 and $2.6 million in “due from Ashford Trust,” and $0, $11.8 million and $1.1 million included in “due from Braemar” related to advisory services at September 30, 2023, December 31, 2022 and December 31, 2021, respectively. See note 15.
Disaggregated Revenue
Our revenues were comprised of the following for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advisory services fees:
Base advisory fees	$11,514	$12,124	$35,539	$35,637
Incentive advisory fees	67	—	201	—
Other advisory revenue	131	131	389	389
Total advisory services fees revenue	11,712	12,255	36,129	36,026

Hotel management fees:
Base fees	9,159	9,285	28,557	24,943
Incentive fees	925	2,242	3,966	6,113
Other management fees	2,307	1,349	6,933	2,418
Total hotel management fees revenue	12,391	12,876	39,456	33,474

Design and construction fees revenue	7,430	6,276	21,964	15,538

Audio visual revenue	30,641	26,159	112,347	87,101

Other revenue:
Watersports, ferry and excursion services (1)	8,375	6,608	25,797	20,337
Debt placement and related fees (2)	1,714	125	3,125	3,298
Cash management fees (3)	34	—	213	—
Claims management services	5	—	6	16
Other services (4)	1,047	3,658	2,916	10,251
Total other revenue	11,175	10,391	32,057	33,902

Cost reimbursement revenue	107,866	96,651	317,094	259,979

Total revenues	$181,215	$164,608	$559,047	$466,020

REVENUES BY SEGMENT (5)
Advisory	$19,138	$20,053	$60,316	$58,668
Remington	106,812	93,756	314,454	255,062
Premier	10,605	9,582	30,780	22,893
INSPIRE	30,694	26,197	112,506	87,235
RED	8,398	6,616	25,866	20,354
OpenKey	373	389	1,184	1,184
Corporate and other	5,195	8,015	13,941	20,624
Total revenues	$181,215	$164,608	$559,047	$466,020
________
(1)    Watersports, ferry and excursion services revenue is earned by RED, which includes RED’s legacy operations in the U.S. Virgin Islands and the Turks and Caicos Islands, Alii Nui, which provides luxury sailing and watersports experiences in Maui, Hawaii and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)     Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties. The three and nine months ended September 30, 2022 included the revenue of Marietta Leasehold LP (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, and was acquired by Ashford Trust on December 16, 2022.
(5)    We have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and, for the three and nine months ended September 30, 2022, Marietta into an “all other” category, which we refer to as “Corporate and Other.” See note 17 for discussion of segment reporting.
Geographic Information
Our Advisory, Remington, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Our INSPIRE reporting segment conducts business in the United States, Mexico and the Dominican Republic. RED conducts business in the United States, the U.S. Virgin Islands and the Turks and Caicos Islands, a territory of the United Kingdom.
The following table presents revenue from INSPIRE and RED geographically for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INSPIRE:
United States	$25,464	$21,986	$81,803	$68,114
Mexico	3,465	2,345	23,530	14,118
Dominican Republic	1,765	1,866	7,173	5,003
Total audio visual revenue	$30,694	$26,197	$112,506	$87,235
RED:
Continental United States	$2,668	$2,968	$8,138	$8,801
Hawaii	1,460	—	3,729	—
U.S. Virgin Islands	3,102	2,613	10,026	8,634
United Kingdom (Turks and Caicos Islands)	1,168	1,035	3,973	2,919
Total watersports, ferry and excursion services	$8,398	$6,616	$25,866	$20,354
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
The $8.0 million cash consideration includes $300,000 of cash held back by the Company to be paid eighteen months after the acquisition date (the “Holdback Date”), subject to certain conditions. The $1.0 million of contingent consideration is subject to Alii Nui obtaining a permit to operate a marine vessel (the “Permit”) prior to the Holdback Date, of which $500,000 is to be paid upon the later of January 15, 2024 or the date the Permit is obtained and the remaining $500,000 is to be paid on the Holdback Date, subject to certain conditions. Subsequent to the acquisition date, Alii Nui obtained approval to be issued the Permit upon registration of the marine vessel.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
We have allocated the purchase price to the assets acquired and liabilities assumed based upon our valuation of the fair value assigned to the RED Units, contingent consideration and intangible assets. In the third quarter of 2023, we finalized the valuation of the acquired assets and liabilities resulting in an increase to goodwill and deferred tax liabilities of $1.6 million from finalizing the tax basis of the acquired assets and the acquired business corporate entity.
The fair value of the purchase price and final allocation of the purchase price are as follows (in thousands):

Cash	$7,700
Cash consideration payable	300
Contingent consideration	1,000
RED Units	2,000
Working capital adjustments	304
Total fair value of purchase price	$11,304

	Fair Value	Estimated Useful Life
Current assets including cash of $996	$1,286
Property and equipment, net	2,254	20 years
Goodwill	2,338
Trademarks	1,600
Boat slip rights	6,250	20 years
Total assets acquired	13,728
Current liabilities	857
Deferred tax liability	1,567
Total assumed liabilities	2,424
Net assets acquired	$11,304
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill includes value attributable to growth opportunities to expand RED’s operations to new markets in Hawaii.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Results of Alii Nui
The results of operations of Alii Nui have been included in our results of operations since the acquisition date of March 17, 2023. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 include total revenue from Alii Nui of $1.5 million and $3.7 million, respectively. In addition, our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 include net loss from Alii Nui of $171,000 and $79,000, respectively.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations of the Company as if the Alii Nui acquisition had occurred on January 1, 2022, and the removal of $375,000 of transaction costs directly attributable to the acquisition (net of the incremental tax expense) for the nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$181,215	$166,685	$560,887	$472,270
Net income (loss)	(3,070)	(2,070)	85	4,869
Net income (loss) attributable to common stockholders	(12,045)	(10,985)	(26,754)	(22,013)
5. Goodwill and Intangible Assets, net
Goodwill
The carrying amount of goodwill as of September 30, 2023 is as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at December 31, 2022	$56,658	$1,235	$782	$58,675
Changes in goodwill:
Additions (2)	—	686	—	686
Adjustments (2)	—	1,652	—	1,652
Balance at September 30, 2023	$56,658	$3,573	$782	$61,013
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) The additions and subsequent adjustments relate to RED’s acquisition of Alii Nui. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Intangible Assets
Intangible assets, net as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(49,046)	$65,685	$114,731	$(40,519)	$74,212
Premier management contracts	194,000	(61,959)	132,041	194,000	(53,415)	140,585
INSPIRE customer relationships	9,319	(6,366)	2,953	9,319	(5,527)	3,792
RED boat slip rights (1)	9,350	(835)	8,515	3,100	(535)	2,565
	$327,400	$(118,206)	$209,194	$321,150	$(99,996)	$221,154

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks (2)	2,090			490
	$6,990			$5,390
________
(1) Includes $6.3 million of boat slip rights acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.
(2) Includes $1.6 million of trademarks acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.
Amortization expense for definite-lived intangible assets was $6.1 million and $18.2 million for the three and nine months ended September 30, 2023, respectively. Amortization expense for definite-lived intangible assets was $6.5 million and $18.8 million for the three and nine months ended September 30, 2022, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	September 30, 2023	December 31, 2022
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$87,000	$70,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	1,300	1,495
Note payable (5) (17)	OpenKey	On demand	15.00%	237	—
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	19,000	17,300
Revolving credit facility (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	466	—
Equipment note (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	2,000	—
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	150
Term loan (5) (8) (13)	RED	July 18, 2029	6.00%	1,654	1,596
Term loan (5) (8)	RED	April 18, 2024	6.50%	123	337
Term loan (5) (8) (14)	RED	August 5, 2029	Prime Rate (4) + 2.00%	815	858
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,868	1,980
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,758	3,006
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	1,655	—
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	2,358	—
Term loan (5) (8) (20)	RED	May 19, 2033	Prime Rate (4) + 1.00%	632	—
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	971	641
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,009	640
Draw term loan (5) (8) (16)	RED	Various (16)	Prime Rate (4) + 1.00%	1,419	1,099
Draw term loan (5) (8) (21)	RED	February 5, 2029	Prime Rate (4) + 1.25%	84	—
RED Units (5) (19)	RED	See footnote (19)	6.50%	2,000	—
Total notes payable				127,499	99,102
Capitalized default interest, net				—	148
Deferred loan costs, net				(2,643)	(2,643)
Original issue discount, net (9)				(1,470)	(1,732)
Notes payable including capitalized default interest and deferred loan costs, net				123,386	94,875
Less current portion				(4,145)	(5,195)
Total notes payable, net - non-current				$119,241	$89,680
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”) was 5.39% at September 30, 2023.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 5.35% at September 30, 2023.
(4)     The Prime Rate was 8.50% and 7.50% at September 30, 2023 and December 31, 2022, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility and equipment note are collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $10.1 million as of September 30, 2023. INSPIRE’s term loan is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $17.7 million and $13.6 million as of September 30, 2023 and December 31, 2022, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. Undrawn balances of the Credit Facility are subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of September 30, 2023, the amount unused under the Credit Facility was $13.0 million.
(10)    On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of September 30, 2023, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $5.5 million and $2.0 million, respectively.
(11)    On March 9, 2021, we acquired all of the redeemable noncontrolling interests in OpenKey for a purchase price of approximately $1.9 million. Pursuant to the agreement, the purchase price will be paid to the seller in equal monthly installments over a seven-year term and will include interest in arrears at an annualized rate of 4.0%. The purchase price is payable in Ashford Inc. common stock, including a 10% premium, or cash at our sole discretion.
(12)    As of September 30, 2023, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
(13)    On July 18, 2019, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(14)    On July 23, 2021, RED entered into a term loan agreement with a maximum principal amount of $900,000.
(15)    On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which convert to term loans once fully drawn. Each loan bears an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%.
(16)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converts into an individual term loan each time RED draws upon the facility. As of September 30, 2023, RED had drawn the full amount allowed under the line of credit. Maturity dates for amounts drawn under the facility are November 30, 2027, December 28, 2027 and January 20, 2028.
(17)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000. As of September 30, 2023, the remaining unused loan balance was $158,000.
(18)    On March 17, 2023, in connection with the acquisition of Alii Nui, RED entered into two term loans of $1.7 million and $2.4 million. RED is required to make monthly payments on the term loans starting April 17, 2023.
(19)    On March 17, 2023, in connection with the Alii Nui acquisition, RED issued 80,000 RED Units at $25 per unit with a liquidation value of $2.0 million. The RED Units accrue interest at 6.5% per annum with required quarterly payments. The RED Units are considered a form of financing the acquisition of Alii Nui under current accounting guidance and is recorded as a non-current note payable in our condensed consolidated balance sheet. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(20)    On May 19, 2023, RED entered into a term loan for two vessels. The interest rate is equal to the Prime Rate plus 1.00% and the note matures on May 19, 2033. RED is required to make monthly principal payments on the term loan starting in June 2023.
(21)    On August 4, 2023, RED entered into a draw term loan with Merchants Commercial Bank with a maximum draw of $900,000 through February 5, 2024. The interest rate is equal to the Prime Rate plus 1.25% and the maturity date is February 5, 2029. As of September 30, 2023, the amount unused under RED’s draw term loan was $816,000.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of September 30, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$18,493	$18,841
Accrued payroll expense	20,413	30,626
Accrued vacation expense	2,286	2,418
Accrued interest	422	381
Other accrued expenses	453	3,813
Total accounts payable and accrued expenses	$42,067	$56,079
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
September 30, 2023
Assets
Investments	$—		$—	$4,500	(1)	$4,500
Restricted Investment:
Ashford Trust common stock	24	(2)	—	—		24
Braemar common stock	64	(2)	—	—		64
Total	$88		$—	$4,500		$4,588
Liabilities
Contingent consideration	$(1,000)	(3)	$—	$(2,750)	(4)	$(3,750)
Deferred compensation plan	(1,370)		—	—		(1,370)
Total	$(2,370)		$—	$(2,750)		$(5,120)
Net	$(2,282)		$—	$1,750		$(532)
__________________
(1) Represents the fair value of TSGF L.P.’s investment which is reported within “investments” in our condensed consolidated balance sheets.
(2) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through September 30, 2023, which are distributed to the plan participants upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
(3) Represents the fair value of the contingent consideration liability related to Alii Nui obtaining the Permit which is reported within “claims liabilities and other” in our condensed consolidated balance sheets.
(4) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, which is reported within “other liabilities” in our condensed consolidated balance sheets.

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
The following table presents our roll forward of our Level 3 investments (in thousands):

Investments (1)
Balance at December 31, 2022 and June 30, 2023	$—
TSGF L.P. investment	4,500
Balance at September 30, 2023	$4,500
__________________
(1) TSGF L.P.’s investment is measured at fair value at each reporting period. The Company used the market value approach method when determining the fair value of the investment acquired as of September 30, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2022	$(2,320)
Gains (losses) from fair value adjustments included in earnings	(300)
Balance at June 30, 2023	(2,620)
Gains (losses) from fair value adjustments included in earnings	(130)
Balance at September 30, 2023	$(2,750)
__________________
(1) The Company measures contingent consideration liabilities related to the Chesapeake acquisition in April of 2022 at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are (a) a discount rate, with a range of 36.01% to 36.03%; (b) a forward-looking risk-free rate, with a range of 5.34% to 5.47%; and (c) a volatility rate of 48.15%.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Assets
Unrealized gain (loss) on investment: (1)
Ashford Trust common stock	$5	$12	$68	$68
Braemar common stock	8	6	15	(50)
Realized gain (loss) on investment: (2)
Ashford Trust common stock	(73)	(3)	(146)	(97)
Braemar common stock	(7)	—	(14)	23
Total	$(67)	$15	$(77)	$(56)
Liabilities
Contingent consideration (3)	$(130)	$(300)	$(430)	$(300)
Subsidiary compensation plan (4)	—	(42)	(6)	(110)
Deferred compensation plans (4)	689	78	1,479	567
Total	$559	$(264)	$1,043	$157
Net	$492	$(249)	$966	$101
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
(3)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the three and nine months ended September 30, 2023 related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake in April of 2022. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2023
Equity securities (1)	$672	$—	$(584)	$88
__________________
(1)     Distributions of $210,000 of available-for-sale securities occurred in the nine months ended September 30, 2023.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2022
Equity securities (1)	$821	$—	$(518)	$303
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

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$88	$88	$303	$303
Investments	4,500	4,500	—	—
Financial liabilities measured at fair value:
Deferred compensation plan	$1,370	$1,370	$2,849	$2,849
Contingent consideration	3,750	3,750	2,320	2,320
Financial assets not measured at fair value:
Cash and cash equivalents	$28,018	$28,018	$44,390	$44,390
Restricted cash	36,215	36,215	37,058	37,058
Accounts receivable, net	31,038	31,038	17,615	17,615
Notes receivable	2,454	2,454	2,041	2,041
Due from affiliates	575	575	463	463
Due from Ashford Trust	7,625	7,625	—	—
Due from Braemar	—	—	11,828	11,828
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$42,067	$42,067	$56,079	$56,079
Dividends payable	28,318	28,318	27,285	27,285
Due to affiliates	49	49	15	15
Due to Ashford Trust	—	—	1,197	1,197
Due to Braemar	3,533	3,533	—	—
Claims liabilities and other	32,643	32,643	26,547	26,547
Notes payable	127,499	121,124 to 133,874	99,102	94,147 to 104,057
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
Accounts receivable, net, due from affiliates, due to/from Ashford Trust, due to/from Braemar, notes receivable, accounts payable and accrued expenses, dividends payable, due to affiliates and claims liabilities and other. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Investments. The Company measures TSGF L.P.’s investment at fair value at each reporting period using the income approach valuation method. This is considered a Level 3 valuation technique. See notes 2 and 8.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Notes payable. The fair value of notes payable is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.
10. Commitments and Contingencies
Release and Waiver Agreement—On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of September 30, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $2.7 million.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. The trial court set a due date of August 7, 2023 for the briefs. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2023, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information may have been exposed, but we have not identified that any customer information was exposed. Systems have been substantially restored with minimal effect on certain hotel operations. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed nor has any been threatened.
Our assessment may change depending upon the development of any current or future legal proceedings, and the final results of such legal proceedings cannot be predicted with certainty. If we ultimately do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Equity (Deficit)
Noncontrolling Interests in Consolidated Entities—See note 2 for details regarding ownership interests, carrying values and allocations related to noncontrolling interests in our consolidated subsidiaries.
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Income) loss attributable to noncontrolling interests:
OpenKey	$187	$223	$647	$677
Pure Wellness	(10)	49	32	153
TSGF L.P.	13	—	13	—
Total net (income) loss attributable to noncontrolling interests	$190	$272	$692	$830
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
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(111)	$(158)	$(399)	$(290)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
For the three and nine months ended September 30, 2023, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 and $516,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above. For the three and nine months ended September 30, 2022, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 and $317,000, respectively, to the Series CHP Unit holders.
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
As of September 30, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $19.6 million, which relates to the second and fourth quarters of 2021. On each of April 14, 2023 and July 12, 2023, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2023. On September 7, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 11, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $28.3 million and $27.1 million at September 30, 2023 and December 31, 2022, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the three and nine months ended September 30, 2023 and 2022 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Preferred dividends - declared	$8,700	$—	$26,099	$35,219
Preferred dividends per share - declared	$0.4550	$—	$1.3650	$1.8420
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	September 30, 2023	December 31, 2022
Aggregate preferred dividends - undeclared	$19,619	$18,414
Aggregate preferred dividends - undeclared per share	$1.0261	$0.9631
13. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and nine months ended September 30, 2023 and 2022 are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-based compensation
Class 2 LTIP units and stock option amortization (1)	$32	$979	$97	$1,365
Employee LTIP units and equity grant expense (2)	428	896	1,308	1,725
Director and other non-employee equity grants expense (3)	4	46	539	501
Total equity-based compensation	$464	$1,921	$1,944	$3,591

Other equity-based compensation
REIT equity-based compensation (4)	$3,029	$4,638	$10,167	$13,116
	$3,493	$6,559	$12,111	$16,707
________
(1)    As of September 30, 2023, the Company had approximately $189,000 of total unrecognized compensation expense related to the Class 2 LTIP units that will be recognized over a weighted average period of 1.5 years.
(2)    As of September 30, 2023, the Company had approximately $3.0 million of total unrecognized compensation expense related to restricted shares and LTIP units that will be recognized over a weighted average period of 1.9 years.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14. Deferred Compensation Plan
We administer a non-qualified deferred compensation plan (“DCP”) for certain executive officers and other employees which give the participants various investment options, including Ashford Inc. common stock, for measurement that can be changed by the participant at any time. These modifications resulted in the DCP obligation being recorded as a liability in accordance with the applicable authoritative accounting guidance. Distributions under the DCP for our executive officers are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Additionally, the DCP obligation is carried at fair value with changes in fair value reflected in “salaries and benefits” in our condensed consolidated statements of operations.
The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in fair value
Unrealized gain (loss)	$689	$78	$1,479	$567
As of September 30, 2023 and December 31, 2022, the carrying value of the DCP liability was $1.4 million and $2.8 million, respectively. No distributions were made to any participant during the three and nine months ended September 30, 2023 and 2022.
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
Remington is party to a master hotel management agreement with Ashford Trust TRS and certain of its affiliates to provide hotel management services. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met, and other general and administrative expense reimbursements. Ashford Trust pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week. Remington is also party to a mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
Lismore has certain agreements with Ashford Trust to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed.
Lismore also previously held an agreement with Ashford Trust (the “Ashford Trust Agreement”) with an effective date of April 6, 2020 pursuant to which Lismore negotiated forbearance, modifications and refinancings of the existing mortgage debt on Ashford Trust’s hotels. The Ashford Trust Agreement additionally allowed for the Company to receive certain fees for refinancings performed within eight months after the Ashford Trust Agreement terminated. The Ashford Trust Agreement terminated effective April 6, 2022. For the three and nine months ended September 30, 2022, the Company recognized revenue of $125,000 and $2.4 million, respectively, under the Ashford Trust Agreement.
During June 2023, Lismore entered into various 12-month agreements with Ashford Trust to seek modifications or refinancings of certain mortgage loans held by Ashford Trust. For the three and nine months ended September 30, 2023, Ashford Trust paid approximately $0 and $525,000, respectively, to Lismore in nonrefundable work fees. The fees are included in “deferred income” in our condensed consolidated balance sheet and are recognized on a straight-line basis over the term of

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the agreements. As of September 30, 2023, the Company had $360,000 of deferred income recorded related to these agreements.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$8,121	$8,855	$24,839	$26,202

Hotel management fees:
Base management fees	6,020	6,230	19,428	17,805
Incentive management fees	731	1,376	3,464	4,080
Total hotel management fees revenue (1)	6,751	7,606	22,892	21,885

Design and construction fees revenue (2)	4,532	3,065	12,771	7,881

Other revenue:
Watersports, ferry and excursion services (4)	21	74	58	198
Debt placement and related fees (5)	377	125	1,677	3,108
Cash management fees (6)	19	—	106	—
Claims management services (7)	3	—	4	15
Other services (8)	419	342	1,152	1,018
Total other revenue	839	541	2,997	4,339

Cost reimbursement revenue	70,196	61,687	206,857	181,613

Total revenues	$90,439	$81,754	$270,356	$241,920

REVENUES BY SEGMENT (9)
Advisory	$12,096	$12,221	$36,799	$37,381
Remington	69,490	66,888	208,728	189,375
Premier	6,125	5,593	17,927	13,073
INSPIRE	28	19	84	74
RED	33	79	95	208
OpenKey	30	29	89	93
Corporate and other (10)	2,637	(3,075)	6,634	1,716
Total revenues	$90,439	$81,754	$270,356	$241,920

COST OF REVENUES
Cost of revenues for audio visual (3)	$2,012	$1,833	$7,205	$5,506

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$4,502	$4,267	$16,785	$12,903
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
Remington is party to a master hotel management agreement with Braemar TRS Corporation and certain of its affiliates to provide hotel management services. Braemar pays the Company a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met, and other general and administrative expense reimbursements. Braemar pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week. Remington is also party to a mutual exclusivity agreement with Braemar and Braemar OP.
Lismore has certain agreements with Braemar to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed.
During June 2023, Lismore entered into a 12-month agreement with Braemar to seek modifications or refinancings of certain mortgage debt held by Braemar. For the three and nine months ended September 30, 2023, Braemar paid approximately $0 and $150,000, respectively, to Lismore in nonrefundable work fees. The fees are included in “deferred income” in our

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
condensed consolidated balance sheet and are recognized on a straight-line basis over the term of the agreements. As of September 30, 2023, the Company had $100,000 of deferred income recorded related to the agreement.
The following table summarizes the revenues and expenses related to Braemar (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,393	$3,269	$10,700	$9,435
Incentive advisory fees (1)	67	—	201	—
Other advisory revenue (2)	131	131	389	389
Total advisory services fees revenue	3,591	3,400	11,290	9,824

Hotel management fees:
Base management fees	670	715	1,883	2,210
Incentive management fees	—	123	—	587
Total hotel management fees revenue (3)	670	838	1,883	2,797

Design and construction fees revenue (4)	1,690	2,387	5,973	5,352

Other revenue:
Watersports, ferry and excursion services (6)	559	574	1,866	1,848
Debt placement and related fees (7)	1,337	—	1,448	190
Cash management fees (8)	15	—	107	—
Claims management services (9)	2	—	2	1
Other services (10)	49	56	210	128
Total other revenue	1,962	630	3,633	2,167

Cost reimbursement revenue	12,747	19,404	39,409	42,523

Total revenues	$20,660	$26,659	$62,188	$62,663

REVENUES BY SEGMENT (11)
Advisory	$7,042	$7,830	$23,517	$21,285
Remington	7,480	6,964	20,465	21,157
Premier	3,222	3,080	9,397	7,231
INSPIRE	26	19	75	60
RED	570	577	1,898	1,855
OpenKey	8	9	28	28
Corporate and other (12)	2,312	8,180	6,808	11,047
Total revenues	$20,660	$26,659	$62,188	$62,663

COST OF REVENUES (5)
Cost of revenues for audio visual	$915	$1,081	$3,330	$2,837
Other	364	272	1,415	717

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$2,276	$2,549	$8,291	$6,858
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	684	458	2,198	1,669
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)    The incentive advisory fees for the three months and nine months ended September 30, 2023 includes the pro rata portion of the second year installment of the 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.
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

Ashford Securities—On December 31, 2020, the Company entered into an Amended and Restated Contribution Agreement with the Parties with respect to funding certain expenses of Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs to fund the operations of Ashford Securities were allocated 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the Amended and Restated True-Up Date, there will be a true-up among the Parties whereby the actual amount contributed by each Party will be based on the actual amount of capital raised by such Party through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-Up Ratio”). On January 27, 2022, the Parties entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in aggregate contributions to Ashford Securities allocated 10% to the Company, 45% to Ashford Trust and 45% to Braemar. On February 3, 2023, the Amended and Restated True-Up Date occurred and, on March 30, 2023, Braemar paid the Company $8.7 million for Braemar’s portion of their contributions to fund Ashford Securities as calculated under the Initial True-Up Ratio. The $8.7 million payment consisted of $2.5 million and $6.2 million for the Company’s and Ashford Trust’s prior contributions made to Ashford Securities, respectively, which were owed by Braemar as calculated under the Initial True-Up Ratio. On March 30, 2023, the Company paid Ashford Trust $6.2 million.

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
As of September 30, 2023, Ashford Trust and Braemar had funded approximately $166,000 and $19.4 million, respectively. The Company recognized cost reimbursement revenue from Ashford Trust in our condensed consolidated statements of operations of $1.9 million and $3.9 million for the three and nine months ended September 30, 2023, respectively, and recognized a reduction to cost reimbursement revenue of $3.5 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. The Company recognized cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $938,000 and $5.2 million for the three and nine months ended September 30, 2023, respectively, and $8.1 million and $10.8 million for the three and nine months ended September 30, 2022, respectively. Cost reimbursement revenue for the three and nine months ended September 30, 2023 includes $572,000 and $1.4 million of dealer manager fees earned by Ashford Securities for the placement of Ashford Trust’s non-listed preferred equity offerings, respectively. Cost reimbursement revenue for the three and nine months ended September 30, 2023 includes $2.0 million of dealer manager fees earned by Ashford Securities for the placement of Braemar’s non-listed preferred equity offerings.

Expiration of Ashford Trust ERFP Agreement Related Leases—On June 26, 2018, the Company entered into an Enhanced Return Funding Program Agreement with Ashford Trust (the “Ashford Trust ERFP Agreement”). Although the Ashford Trust ERFP Agreement expired in accordance with its terms on June 26, 2021, certain obligations of the parties survived. In the first quarter of 2022, Ashford Trust purchased furniture, fixtures and equipment (“FF&E”) with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our condensed consolidated statement of operations for the nine months ended September 30, 2022.
In the fourth quarter of 2022, Ashford Trust purchased FF&E with a net book value of $3.1 million from the Company at the fair market value of $1.0 million upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $1.0 million outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of September 30, 2023.
In the first quarter of 2023, Ashford Trust purchased FF&E with a net book value of $1.5 million from the Company at the fair market value of $450,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $450,000 outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of September 30, 2023. The Company recorded a loss on the sale of the FF&E of $1.0 million which is included within “other” operating expense in our condensed consolidated statement of operations for the nine months ended September 30, 2023.
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
As of September 30, 2023 and December 31, 2022, Ashford Trust held a 15.06% noncontrolling interest in OpenKey, and Braemar held a 7.92% noncontrolling interest in OpenKey.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into on November 6, 2019 in connection with Company’s acquisition of Remington from the Bennetts. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2023 was $115,000 and $316,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2022 was $100,000 and $290,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(2,991)	$(989)	$(100)	$5,441
Less: Dividends on preferred stock, declared and undeclared (1)	(9,054)	(9,029)	(27,132)	(27,422)
Undistributed net income (loss) allocated to common stockholders	(12,045)	(10,018)	(27,232)	(21,981)
Distributed and undistributed net income (loss) - basic	$(12,045)	$(10,018)	$(27,232)	$(21,981)
Effect of deferred compensation plan	—	—	(1,509)	(620)
Distributed and undistributed net income (loss) - diluted	$(12,045)	$(10,018)	$(28,741)	$(22,601)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	3,116	2,960	3,065	2,895
Effect of deferred compensation plan shares	—	—	65	65
Weighted average common shares outstanding – diluted	3,116	2,960	3,130	2,960

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(3.87)	$(3.38)	$(8.88)	$(7.59)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.87)	$(3.38)	$(9.18)	$(7.64)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 12.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$111	$158	$399	$290
Net income (loss) attributable to subsidiary convertible interests	46	—	542	—
Dividends on preferred stock, declared and undeclared	9,054	9,029	27,132	27,422
Total	$9,211	$9,187	$28,073	$27,712
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	13	82	18	87
Effect of assumed conversion of Ashford Holdings units	97	89	96	56
Effect of conversion of subsidiary interests	463	125	336	116
Effect of assumed conversion of preferred stock	4,234	4,258	4,230	4,289
Total	4,807	4,554	4,680	4,548

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Segment Reporting
Our operating segments include: (a) Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; and (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry. For 2023, Premier, OpenKey, RED, and Pure Wellness do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier, RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and, for the three and nine months ended September 30, 2022, Marietta, into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See note 3 for details of our segments’ material revenue generating activities.
Our chief operating decision maker’s (“CODM”) primary measure of segment profitability is net income. Our CODM currently reviews assets at the consolidated level and does not currently review segment assets to make key decisions on resource allocations. Since such asset information by segment is not reviewed by our CODM, segment assets are not available for disclosure.
Certain information concerning our segments for the three and nine months ended September 30, 2023 and 2022 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended September 30, 2023
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$11,712	$—	$—	$—	$—	$—	$—	$11,712
Hotel management	—	12,391	—	—	—	—	—	12,391
Design and construction fees	—	—	7,430	—	—	—	—	7,430
Audio visual	—	—	—	30,641	—	—	—	30,641
Other	40	—	—	—	8,375	373	2,387	11,175
Cost reimbursement revenue (1)	7,386	94,421	3,175	53	23	—	2,808	107,866
Total revenues	19,138	106,812	10,605	30,694	8,398	373	5,195	181,215
EXPENSES
Depreciation and amortization	368	3,006	2,882	490	308	3	27	7,084
Other operating expenses (2)	—	7,936	4,700	31,615	8,130	1,163	12,114	65,658
Reimbursed expenses (1)	7,389	94,421	3,175	53	23	—	2,808	107,869
Total operating expenses	7,757	105,363	10,757	32,158	8,461	1,166	14,949	180,611
OPERATING INCOME (LOSS)	11,381	1,449	(152)	(1,464)	(63)	(793)	(9,754)	604
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(327)	(327)
Interest expense	—	—	—	(438)	(445)	(7)	(2,760)	(3,650)
Amortization of loan costs	—	—	—	(42)	(10)	—	(217)	(269)
Interest income	—	44	—	—	—	—	478	522
Realized gain (loss) on investments	—	(80)	—	—	—	—	—	(80)
Other income (expense)	—	13	—	(85)	—	(3)	—	(75)
INCOME (LOSS) BEFORE INCOME TAXES	11,381	1,426	(152)	(2,029)	(518)	(803)	(12,580)	(3,275)
Income tax (expense) benefit	(2,780)	(314)	8	907	263	—	2,121	205
NET INCOME (LOSS)	$8,601	$1,112	$(144)	$(1,122)	$(255)	$(803)	$(10,459)	$(3,070)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.8 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2023
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$36,129	$—	$—	$—	$—	$—	$—	$36,129
Hotel management fees	—	39,456	—	—	—	—	—	39,456
Design and construction fees	—	—	21,964	—	—	—	—	21,964
Audio visual	—	—	—	112,347	—	—	—	112,347
Other	220	3	—	—	25,797	1,184	4,853	32,057
Cost reimbursement revenue (1)	23,967	274,995	8,816	159	69	—	9,088	317,094
Total revenues	60,316	314,454	30,780	112,506	25,866	1,184	13,941	559,047
EXPENSES
Depreciation and amortization	1,253	8,836	8,648	1,420	775	9	133	21,074
Other operating expenses (2)	1,032	24,324	14,227	104,425	23,412	3,891	37,870	209,181
Reimbursed expenses (1)	23,896	274,995	8,816	159	69	—	9,088	317,023
Total operating expenses	26,181	308,155	31,691	106,004	24,256	3,900	47,091	547,278
OPERATING INCOME (LOSS)	34,135	6,299	(911)	6,502	1,610	(2,716)	(33,150)	11,769
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(1,174)	(1,174)
Interest expense	—	—	—	(1,109)	(1,138)	(12)	(7,650)	(9,909)
Amortization of loan costs	—	—	—	(121)	(30)	—	(624)	(775)
Interest income	—	99	—	—	—	—	1,140	1,239
Realized gain (loss) on investments	—	(160)	—	—	—	—	—	(160)
Other income (expense)	—	84	—	(155)	422	(64)	(28)	259
INCOME (LOSS) BEFORE INCOME TAXES	34,135	6,322	(911)	5,117	864	(2,792)	(41,486)	1,249
Income tax (expense) benefit	(8,244)	(1,531)	182	(3,000)	(16)	—	10,967	(1,642)
NET INCOME (LOSS)	$25,891	$4,791	$(729)	$2,117	$848	$(2,792)	$(30,519)	$(393)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $8.8 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2022
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$12,255	$—	$—	$—	$—	$—	$—	$12,255
Hotel management fees	—	12,876	—	—	—	—	—	12,876
Design and construction fees	—	—	6,276	—	—	—	—	6,276
Audio visual	—	—	—	26,159	—	—	—	26,159
Other	—	—	—	—	6,608	389	3,394	10,391
Cost reimbursement revenue (1)	7,798	80,880	3,306	38	8	—	4,621	96,651
Total revenues	20,053	93,756	9,582	26,197	6,616	389	8,015	164,608
EXPENSES
Depreciation and amortization	853	3,288	2,978	418	175	3	381	8,096
Other operating expenses (2)	—	6,971	3,071	25,571	5,895	1,362	14,271	57,141
Reimbursed expenses (1)	7,723	80,880	3,306	38	8	—	4,621	96,576
Total operating expenses	8,576	91,139	9,355	26,027	6,078	1,365	19,273	161,813
OPERATING INCOME (LOSS)	11,477	2,617	227	170	538	(976)	(11,258)	2,795
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(147)	(147)
Interest expense	—	—	—	(345)	(195)	—	(2,426)	(2,966)
Amortization of loan costs	—	—	—	(23)	(10)	—	(186)	(219)
Interest income	—	38	—	—	—	—	38	76
Realized gain (loss) on investments	—	(3)	—	—	—	—	—	(3)
Other income (expense)	—	18	—	(91)	(1)	—	52	(22)
INCOME (LOSS) BEFORE INCOME TAXES	11,477	2,670	227	(289)	332	(976)	(13,927)	(486)
Income tax (expense) benefit	(2,849)	(256)	(112)	53	192	—	2,355	(617)
NET INCOME (LOSS)	$8,628	$2,414	$115	$(236)	$524	$(976)	$(11,572)	$(1,103)
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

18. Subsequent Events
On November 9, 2023, the Company drew the remaining balance available under the Credit Facility of $13.0 million.

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

Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust and Braemar. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of November 9, 2023, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 610,261 shares of our common stock, which represented an approximately 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,155,317 shares of Ashford Inc. common stock, which if converted as of November 9, 2023 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 64.7%.
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
We provide the personnel and services that we believe are necessary for each of Ashford Trust and Braemar to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of Ashford Trust or Braemar’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar and third parties. As of September 30, 2023, Remington provided hotel management services to 121 properties, 49 of which were owned by third parties.
Recent Developments
On August 21, 2023, the Company invested $2.5 million to acquire 51% of the equity of the Texas Strategic Growth Fund, L.P. (“TSGF L.P.”), a fund which provides a growth-oriented investment product focused on commercial real estate in the State of Texas. The Company consolidated TSGF L.P. as of the investment date as management concluded TSGF L.P. is a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. Our interests in TSGF L.P. were accounted for as an asset acquisition. The approximately $5.0 million of total assets consolidated include an investment of $4.5 million, $274,000 of cash and cash equivalents and other immaterial assets related to working capital.
Amended and Restated Bylaws
On August 24, 2023, the Board of Directors (the “Board”) of the Company approved amendments to the Amended and Restated Bylaws of the Company (the “Bylaws”), effective immediately. The amendments to the Bylaws provide, among other things, that:
•the notice to be furnished to the Company by a stockholder seeking to bring a proposed director nomination before a meeting of the Company’s stockholders must include the information required pursuant to Rule 14a-19(b) under the “Exchange Act”, if the stockholder intends to engage in a solicitation in support of director nominees other than the Company’s nominees;

•no stockholder may solicit proxies in support of any nominees other than individuals nominated by the Board unless such stockholder has complied with Rule 14a-19 under the Exchange Act in connection with the solicitation of such proxies, including the provision to the Company of notices required thereunder in a timely manner;
•if any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act and subsequently fails to comply with any of the requirements of Rule 14a-19 under the Exchange Act, then the Company will disregard any proxies or votes solicited for such stockholder’s nominee; and
•at the request of the Company, if any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such stockholder must deliver to the Company, no later than five business days prior to the applicable meeting of stockholders, reasonable evidence that such stockholder has met the requirements of Rule 14a-19 under the Exchange Act.
In addition, the amendments to the Bylaws include enhancements to certain advance notice procedures and disclosure requirements for a stockholder nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 of the Exchange Act).
Change in Control
On August 8, 2023, the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019 and entered into by and among the Company, Mr. Archie Bennett Jr. and Mr. Monty J. Bennett (the “Bennetts”) and other holders of the Company’s Series D Convertible Preferred Stock (the “Investor Rights Agreement”), expired. As a result, the Bennetts may now vote their full ownership interests in the Company as they determine at their sole discretion. Upon the expiration of the voting cap, the Bennetts controlled a majority of the Company’s voting securities, resulting in a change of control of the Company. As of August 8, 2023, the Bennetts owned approximately 610,261 shares of our common stock and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into approximately 4,152,301 shares of Ashford Inc. common stock, resulting in a combined ownership interest in Ashford Inc. of approximately 64.6%. The Company elected the accounting policy option as allowed under ASC 805, Business Combinations, to continue to use Ashford Inc.’s historical accounting basis rather than apply pushdown accounting.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
REVENUE
Advisory services fees	$11,712	$12,255	$(543)	(4.4)%
Hotel management fees	12,391	12,876	(485)	(3.8)%
Design and construction fees	7,430	6,276	1,154	18.4%
Audio visual	30,641	26,159	4,482	17.1%
Other	11,175	10,391	784	7.5%
Cost reimbursement revenue	107,866	96,651	11,215	11.6%
Total revenues	181,215	164,608	16,607	10.1%
EXPENSES
Salaries and benefits	22,728	21,328	(1,400)	(6.6)%
Cost of revenues for design and construction	2,975	1,789	(1,186)	(66.3)%
Cost of revenues for audio visual	23,876	19,884	(3,992)	(20.1)%
Depreciation and amortization	7,084	8,096	1,012	12.5%
General and administrative	10,702	8,390	(2,312)	(27.6)%
Other	5,377	5,750	373	6.5%
Reimbursed expenses	107,869	96,576	(11,293)	(11.7)%
Total expenses	180,611	161,813	(18,798)	(11.6)%
OPERATING INCOME (LOSS)	604	2,795	(2,191)	(78.4)%
Equity in earnings (loss) of unconsolidated entities	(327)	(147)	(180)	(122.4)%
Interest expense	(3,650)	(2,966)	(684)	(23.1)%
Amortization of loan costs	(269)	(219)	(50)	(22.8)%
Interest income	522	76	446	586.8%
Realized gain (loss) on investments	(80)	(3)	(77)	(2,566.7)%
Other income (expense)	(75)	(22)	(53)	(240.9)%
INCOME (LOSS) BEFORE INCOME TAXES	(3,275)	(486)	(2,789)	(573.9)%
Income tax (expense) benefit	205	(617)	822	133.2%
NET INCOME (LOSS)	(3,070)	(1,103)	(1,967)	(178.3)%
Net (income) loss from consolidated entities attributable to noncontrolling interests	190	272	(82)	(30.1)%
Net (income) loss attributable to redeemable noncontrolling interests	(111)	(158)	47	29.7%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(2,991)	(989)	(2,002)	(202.4)%
Preferred dividends, declared and undeclared	(9,054)	(9,029)	(25)	(0.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,045)	$(10,018)	$(2,027)	(20.2)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $2.0 million, or 20.2%, to a $12.0 million loss for the three months ended September 30, 2023 (the “2023 quarter”) compared to a $10.0 million loss for the three months ended September 30, 2022 (the “2022 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues increased $16.6 million, or 10.1%, to $181.2 million for the 2023 quarter compared to the 2022 quarter due to the following (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$11,514	$12,124	$(610)	(5.0)%
Incentive advisory fees (2)	67	—	67
Other advisory revenue (3)	131	131	—	—%
Total advisory services fees revenue	11,712	12,255	(543)	(4.4)%

Hotel management fees:
Base management fees	9,159	9,285	(126)	(1.4)%
Incentive management fees	925	2,242	(1,317)	(58.7)%
Other management fees	2,307	1,349	958	71.0%
Total hotel management fees revenue (4)	12,391	12,876	(485)	(3.8)%

Design and construction fees revenue (5)	7,430	6,276	1,154	18.4%

Audio visual revenue (6)	30,641	26,159	4,482	17.1%

Other revenue:

Watersports, ferry and excursion services (7)	8,375	6,608	1,767	26.7%
Debt placement and related fees (8)	1,714	125	1,589	1,271.2%
Cash management fees (9)	34	—	34
Claims management services (10)	5	—	5
Other services (11)	1,047	3,658	(2,611)	(71.4)%
Total other revenue	11,175	10,391	784	7.5%

Cost reimbursement revenue (12)	107,866	96,651	11,215	11.6%

Total revenues	$181,215	$164,608	$16,607	10.1%

REVENUES BY SEGMENT (13)
Advisory	$19,138	$20,053	$(915)	(4.6)%
Remington	106,812	93,756	13,056	13.9%
Premier	10,605	9,582	1,023	10.7%
INSPIRE	30,694	26,197	4,497	17.2%
RED	8,398	6,616	1,782	26.9%
OpenKey	373	389	(16)	(4.1)%
Corporate and other	5,195	8,015	(2,820)	(35.2)%
Total revenues	$181,215	$164,608	$16,607	10.1%
________
(1)The decrease in base advisory fee is primarily due to lower revenue of $734,000 from Ashford Trust offset by higher revenue of $124,000 from Braemar. See note 3 to our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)     The $67,000 of incentive advisory fees for the 2023 quarter includes the pro rata portion of the second year installment of the Braemar 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022 and 2021 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.
(3)     Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial 10-year term of the agreement.
(4)     The decrease in hotel management fees revenue is primarily due to lower incentive management fees from Ashford Trust, Braemar and third parties of $645,000, $123,000 and $549,000, respectively, offset by an increase in other management fees of $1.0 million primarily due to various management fees earned from third-parties which began in the first quarter of 2023. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third party properties.
(5)     The increase in design and construction fees revenue is due to an increase in revenue from increased capital expenditures from Ashford Trust and third parties of $1.5 million and $384,000, respectively, offset by lower revenue from Braemar of $697,000.
(6)     The $4.5 million increase in audio visual revenue is due to an increase in demand for group events in the 2023 quarter.
(7)    The $1.8 million increase in watersports, ferry and excursion services revenue is due $1.5 million from RED’s acquisition of Alii Nui in the first quarter of 2023 and increases of $489,000 and $133,000 in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $300,000 from RED’s operations in the continental U.S.
(8)     The increase in debt placement and related fee revenue is due to higher revenue of $252,000 and $1.3 million from Ashford Trust and Braemar, respectively. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(9)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(10)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(11)     Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties. Other revenue in the 2022 quarter additionally includes Marietta which was acquired by Ashford Trust on December 16, 2022. The decrease in other services revenue is primarily due to the sale of Marietta, which recognized $2.7 million of revenue in the 2022 quarter.
(12)     The increase in cost reimbursement revenue in the 2023 quarter is primarily due to an increase in Remington’s cost reimbursement revenue of $13.5 million. The increase is offset by a decrease of $412,000 in cost reimbursement revenue in the 2023 quarter compared to the 2022 quarter related to reimbursable advisory expenses for Ashford Trust and Braemar and $131,000 in cost reimbursement revenue from Premier in the 2023 quarter compared to the 2022 quarter.
(13)     See note 17 to our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $1.4 million, or 6.6%, to $22.7 million for the 2023 quarter compared to the 2022 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
Salaries and benefits:
Salary expense (1)	$14,240	$12,031	$2,209
Bonus expense	4,705	4,597	108
Benefits related expenses	4,011	2,903	1,108
Total salary, bonus, and benefits related expenses	22,956	19,531	3,425
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	33	979	(946)
Employee equity grant expense	428	896	(468)
Total equity-based compensation	461	1,875	(1,414)
Non-cash (gain) loss in deferred compensation plan (2)	(689)	(78)	(611)
Total salaries and benefits	$22,728	$21,328	$1,400
________
(1)The increase in salary expense is primarily due to an increase in headcount at INSPIRE’s corporate offices compared to the 2022 quarter due to an increase in operations. Salary expense additionally includes $770,000 and $660,000 of expense recognized in the 2023 quarter and the 2022 quarter, respectively, related to Mr. Welter’s termination agreement with the Company. See note 10 to our condensed consolidated financial statements.
(2)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in the 2023 quarter and the 2022 quarter are primarily attributable to decreases in the fair value of the DCP obligation, respectively. See note 14 to our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $1.2 million, or 66.3%, to $3.0 million during the 2023 quarter compared to $1.8 million for the 2022 quarter due to increased capital expenditures by our clients as well as higher salary and benefits related expenses from an increase in employee headcount involved in Premier’s operations.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $4.0 million, or 20.1%, to $23.9 million during the 2023 quarter compared to $19.9 million for the 2022 quarter, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.0 million, or 12.5%, to $7.1 million for the 2023 quarter compared to the 2022 quarter. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement and the sale of Marietta to Ashford Trust in the fourth quarter of 2022. Depreciation and amortization expense for the 2023 quarter and the 2022 quarter excludes depreciation expense related to audio visual equipment of $1.4 million and $1.3 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2023 quarter and the 2022 quarter related to marine vessels in the amount of $536,000 and $421,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $2.3 million, or 27.6%, to $10.7 million for the 2023 quarter compared to the 2022 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
Professional fees	$3,070	$2,410	$660
Office expense	3,178	2,710	468
Public company costs	140	75	65
Director costs	290	374	(84)
Travel and other expense (1)	3,733	2,593	1,140
Non-capitalizable - software costs	291	228	63
Total general and administrative	$10,702	$8,390	$2,312
________
(1)    The increase in travel and other expenses is primarily due to corporate business development and related costs incurred in the 2023 quarter and increases in the Company’s business travel, general insurance and other related expenses for our products and services companies in the 2023 quarter.
Other. Other operating expense was $5.4 million for the 2023 quarter and $5.8 million for the 2022 quarter. Other operating expense in the 2023 quarter includes a decrease of $1.6 million of operating expenses related to Marietta, which was acquired by Ashford Trust in December of 2022. The decrease in other operating expense was offset by an increase of approximately $1.3 million in RED’s operating expenses primarily due to the acquisition of Alii Nui in the first quarter of 2023.
Reimbursed Expenses. Reimbursed expenses increased $11.3 million to $107.9 million during the 2023 quarter compared to $96.6 million for the 2022 quarter primarily due to increased hotel management expenses incurred by Remington.
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

	Three Months Ended September 30,
	2023	2022	$ Change
Cost reimbursement revenue	$107,866	$96,651	$11,215
Reimbursed expenses	107,869	96,576	11,293
Net total	$(3)	$75	$(78)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $180,000 for the 2023 quarter. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 to our condensed consolidated financial statements.
Interest Expense. Interest expense increased $684,000 to $3.7 million during the 2023 quarter compared to $3.0 million for the 2022 quarter. The increase is primarily due to an increase in interest rates from the 2022 quarter. The average SOFR rate in the 2023 quarter was 5.24% and in the 2022 quarter the average LIBOR rate was 2.47%. The average Prime Rate in the 2023 quarter and the 2022 quarter were 8.43% and 5.37%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 to our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $269,000 and $219,000 for the 2023 quarter and the 2022 quarter, respectively.
Interest Income. Interest income was $522,000 and $76,000 for the 2023 quarter and the 2022 quarter, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2023 quarter.

Other Income (Expense). Other income (expense) was $75,000 of expense in the 2023 quarter and $22,000 of expense in the 2022 quarter.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $822,000 from $617,000 of expense in the 2022 quarter to a benefit of $205,000 in the 2023 quarter. Current income tax expense decreased by $1.5 million from $1.8 million in the 2022 quarter to $311,000 in the 2023 quarter. Deferred income tax benefit decreased by $684,000 from $1.2 million in the 2022 quarter to $516,000 in the 2023 quarter. The decrease in income tax expense is primarily due to a decrease in operating income and an increase in interest expense.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $190,000 in the 2023 quarter and a loss of $272,000 in the 2022 quarter. See notes 2, 11 and 15 to our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $111,000 in the 2023 quarter and $158,000 in the 2022 quarter. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 to our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $25,000, or 0.3%, to $9.1 million during the 2023 quarter, due to accumulating and compounding dividends related to undeclared preferred stock dividends. See note 12 to our condensed consolidated financial statements.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
REVENUE
Advisory services fees	$36,129	$36,026	$103	0.3%
Hotel management fees	39,456	33,474	5,982	17.9%
Design and construction fees	21,964	15,538	6,426	41.4%
Audio visual	112,347	87,101	25,246	29.0%
Other	32,057	33,902	(1,845)	(5.4)%
Cost reimbursement revenue	317,094	259,979	57,115	22.0%
Total revenues	559,047	466,020	93,027	20.0%
EXPENSES
Salaries and benefits	68,132	54,776	(13,356)	(24.4)%
Cost of revenues for design and construction	9,430	5,905	(3,525)	(59.7)%
Cost of revenues for audio visual	81,697	61,042	(20,655)	(33.8)%
Depreciation and amortization	21,074	23,740	2,666	11.2%
General and administrative	32,759	25,926	(6,833)	(26.4)%
Other	17,163	16,886	(277)	(1.6)%
Reimbursed expenses	317,023	259,665	(57,358)	(22.1)%
Total expenses	547,278	447,940	(99,338)	(22.2)%
OPERATING INCOME (LOSS)	11,769	18,080	(6,311)	(34.9)%
Equity in earnings (loss) of unconsolidated entities	(1,174)	110	(1,284)	(1,167.3)%
Interest expense	(9,909)	(6,781)	(3,128)	(46.1)%
Amortization of loan costs	(775)	(524)	(251)	(47.9)%
Interest income	1,239	195	1,044	535.4%
Realized gain (loss) on investments	(160)	(74)	(86)	(116.2)%
Other income (expense)	259	(134)	393	293.3%
INCOME (LOSS) BEFORE INCOME TAXES	1,249	10,872	(9,623)	(88.5)%
Income tax (expense) benefit	(1,642)	(5,971)	4,329	72.5%
NET INCOME (LOSS)	(393)	4,901	(5,294)	(108.0)%
Net (income) loss from consolidated entities attributable to noncontrolling interests	692	830	(138)	(16.6)%
Net (income) loss attributable to redeemable noncontrolling interests	(399)	(290)	(109)	(37.6)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(100)	5,441	(5,541)	(101.8)%
Preferred dividends, declared and undeclared	(27,132)	(27,422)	290	1.1%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,232)	$(21,981)	$(5,251)	(23.9)%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $5.3 million to a $27.2 million loss for the nine months ended September 30, 2023 (the “2023 period”) compared to a $22.0 million loss for the nine months ended September 30, 2022 (the “2022 period”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $93.0 million, or 20.0%, to $559.0 million for the 2023 period compared to the 2022 period due to the following (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$35,539	$35,637	$(98)	(0.3)%
Incentive advisory fees (2)	201	—	201
Other advisory revenue (3)	389	389	—	—%
Total advisory services fees revenue	36,129	36,026	103	0.3%

Hotel management fees:
Base management fees	28,557	24,943	3,614	14.5%
Incentive management fees	3,966	6,113	(2,147)	(35.1)%
Other management fees	6,933	2,418	4,515	186.7%
Total hotel management fees revenue (4)	39,456	33,474	5,982	17.9%

Design and construction fees revenue (5)	21,964	15,538	6,426	41.4%

Audio visual revenue (6)	112,347	87,101	25,246	29.0%

Other revenue:
Watersports, ferry and excursion services (7)	25,797	20,337	5,460	26.8%
Debt placement and related fees (8)	3,125	3,298	(173)	(5.2)%
Cash management fees (9)	213	—	213
Claims management services (10)	6	16	(10)	(62.5)%
Other services (11)	2,916	10,251	(7,335)	(71.6)%
Total other revenue	32,057	33,902	(1,845)	(5.4)%

Cost reimbursement revenue (12)	317,094	259,979	57,115	22.0%

Total revenues	$559,047	$466,020	$93,027	20.0%

REVENUES BY SEGMENT (13)
Advisory	$60,316	$58,668	$1,648	2.8%
Remington	314,454	255,062	59,392	23.3%
Premier	30,780	22,893	7,887	34.5%
INSPIRE	112,506	87,235	25,271	29.0%
RED	25,866	20,354	5,512	27.1%
OpenKey	1,184	1,184	—	—%
Corporate and other	13,941	20,624	(6,683)	(32.4)%
Total revenues	$559,047	$466,020	$93,027	20.0%
________
(1)The decrease in base advisory fees is primarily due to lower revenue of $1.4 million from Ashford Trust offset by higher revenue of $1.3 million from Braemar. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)The $201,000 of incentive advisory fees for the 2023 period includes the pro rata portion of the second year installment of the Braemar 2022 incentive advisory fee which will be paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2022 and 2021 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2021 measurement period.

(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial 10-year term of the agreement.
(4)    The increase in hotel management fees revenue is due to higher base management fees and other management fees. Base management fees from Ashford Trust and third parties increased by $1.6 million and $2.3 million, respectively, offset by a decrease of $327,000 from Braemar. Other management fees increased $4.5 million primarily due to various management fees earned from third parties which began in the first quarter of 2023 and due to the timing of Remington’s acquisition of Chesapeake in April of 2022. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third party properties. Incentive management fees from Ashford Trust, Braemar and third parties decreased by $616,000, $587,000 and $944,000, respectively.
(5)    The increase in design and construction fees revenue is primarily due to higher revenue from Ashford Trust, Braemar and third parties of $4.9 million, $621,000 and $915,000, respectively, due to increased capital expenditures from our clients.
(6)    The $25.2 million increase in audio visual revenue is primarily due to an increase in demand for group events in the 2023 period.
(7)    The $5.5 million increase in watersports, ferry and excursion services revenue is due to an increase of $3.7 million from RED’s acquisition of Alii Nui in the first quarter of 2023 and increases of $1.4 million and $1.1 million in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $663,000 from RED’s operations in the continental United States.
(8)    The decrease in debt placement and related fee revenue is due to lower revenue of $1.4 million from Ashford Trust offset by higher revenue of $1.3 million from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in the 2023 period is primarily due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022. Debt placement and related fees revenue related to the Ashford Trust Agreement in the 2022 period were $2.4 million.
(9)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(10)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(11)    Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties. Other revenue additionally includes Marietta prior to Ashford Trust’s acquisition of Marietta on December 16, 2022. The decrease in other services revenue is primarily due to the sale of Marietta, which recognized $7.3 million of revenue in the 2022 period.
(12)    The increase in cost reimbursement revenue in the 2023 period is primarily due to an increase in Remington’s cost reimbursement revenue of $53.6 million from Remington’s acquisition of Chesapeake in April of 2022. The increase is additionally due to an increase of $1.5 million in Premier’s cost reimbursement revenue due to our clients’ increased capital expenditures in the 2023 period compared to the 2022 period and an increase of $1.3 million in cost reimbursement revenue in the 2023 period related to reimbursable advisory expenses for Ashford Trust and Braemar.
(13)    See note 17 in our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $13.4 million, or 24.4%, to $68.1 million for the 2023 period compared to the 2022 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Salaries and benefits:
Salary expense (1)	$41,096	$32,221	$8,875
Bonus expense (2)	14,019	12,343	1,676
Benefits related expenses (3)	13,091	7,689	5,402
Total salary, bonus, and benefits related expenses	68,206	52,253	15,953
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants (4)	97	1,365	(1,268)
Employee equity grant expense	1,308	1,725	(417)
Total equity-based compensation	1,405	3,090	(1,685)
Non-cash (gain) loss in deferred compensation plan (5)	(1,479)	(567)	(912)
Total salaries and benefits	$68,132	$54,776	$13,356
________
(1)    The increase in salary expense is due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 period and $2.8 million of expense recognized in the 2023 period related to Mr. Welter’s termination agreement with the Company. See note 10 to our condensed consolidated financial statements.
(2)    The increase in bonus expense is primarily due to a reduction to the Company’s bonus accrual in the 2022 period due to Mr. Welter’s departure from the Company.
(3)    The increase in benefits related expenses is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to the 2022 period and increases in Remington’s corporate payroll taxes and employee insurance related expenses due to the timing of the Chesapeake acquisition.
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
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $3.5 million, or 59.7% to $9.4 million during the 2023 period compared to $5.9 million for the 2022 period due to increased capital expenditures by our clients as well as higher salary and benefits-related expenses from an increase in employee headcount involved in Premier’s operations.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $20.7 million, or 33.8%, to $81.7 million during the 2023 period compared to $61.0 million for the 2022 period, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.7 million, or 11.2%, to $21.1 million for the 2023 period compared to the 2022 period. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement and the sale of Marietta to Ashford Trust in the fourth quarter of 2022. Depreciation and amortization expense for the 2023 period and the 2022 period excludes depreciation expense related to audio visual equipment of $3.7 million and $3.7 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2023 period and the 2022 period related to marine vessels in the amount of $1.4 million and $987,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $6.8 million, or 26.4%, to $32.8 million for the 2023 period compared to the 2022 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Professional fees	$8,941	$8,468	$473
Office expense (1)	10,123	7,756	2,367
Public company costs	453	433	20
Director costs	1,371	1,522	(151)
Travel and other expense (2)	11,057	7,085	3,972
Non-capitalizable - software costs	814	662	152
Total general and administrative	$32,759	$25,926	$6,833
________
(1)    The increase in office expense in the 2023 period is primarily due to an increase in INSPIRE’s operations compared to the 2022 period and Remington and RED’s acquisitions of Chesapeake and Alii Nui, respectively.
(2)    The increase in travel and other expenses is primarily due to corporate business development and related costs incurred in the 2023 period and increases in the Company’s business travel and other related expenses for our products and services companies in the 2023 period.
Other. Other operating expense increased $277,000, or 1.6%, to $17.2 million for the 2023 period compared to the 2022 period. The increase in the 2023 period was primarily due to an increase of approximately $3.5 million of RED’s operating expenses. These increases were offset by a decrease of $4.3 million of operating expenses related to Marietta, which was acquired by Ashford Trust in December 2022. Other operating expenses for the 2023 and 2022 periods include losses on the sale of FF&E previously leased to Ashford Trust of $1.0 million and $706,000, respectively, under the Ashford Trust ERFP agreement and cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $57.4 million to $317.0 million during the 2023 period compared to $259.7 million for the 2022 period primarily due to an increase in hotel management reimbursed expenses due to the timing of Remington’s acquisition of Chesapeake in April of 2022.
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

	Nine Months Ended September 30,
	2023	2022	$ Change
Cost reimbursement revenue	$317,094	$259,979	$57,115
Reimbursed expenses	317,023	259,665	57,358
Net total	$71	$314	$(243)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were a loss of $1.2 million and earnings of $110,000 for the 2023 period and the 2022 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.

Interest Expense. Interest expense increased $3.1 million to $9.9 million during the 2023 period compared to $6.8 million for the 2022 period. The increase is primarily due to an increase in the Company’s notes payable under our Credit Facility entered into in April of 2022, which had an outstanding balance of $87.0 million as of September 30, 2023. Interest expense in the 2023 period included expense of $7.6 million related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates during the 2023 period. The average SOFR rate in the 2023 period was 4.90% and in the 2022 period the average LIBOR rate was 1.24%. The average Prime Rates in the 2023 period and the 2022 period were 8.10% and 4.22%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 6 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $775,000 and $524,000 for the 2023 period and the 2022 period, respectively. The increase is primarily due to the Company’s Credit Facility entered into in April of 2022. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 6 in our condensed consolidated financial statements.
Interest Income. Interest income was $1.2 million and $195,000 for the 2023 period and the 2022 period, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2023 period.
Realized Gain (Loss) on Investments. Realized loss on investments was $160,000 and $74,000 for the 2023 period and the 2022 period, respectively. The realized loss on investments for the 2023 period and the 2022 period primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 8 in our condensed consolidated financial statements.
Other Income (Expense). Other income (expense) was income of $259,000 and expense of $134,000 in the 2023 period and the 2022 period, respectively.
Income Tax (Expense) Benefit. Income tax expense decreased by $4.3 million from $6.0 million in the 2022 period to $1.6 million in the 2023 period. Current income tax expense decreased by $6.1 million from $9.6 million in the 2022 period to $3.5 million in the 2023 period. Deferred income tax benefit decreased by $1.8 million from $3.6 million in the 2022 period to $1.8 million in the 2023 period. The decrease in income tax expense is primarily due to a decrease in operating income and an increase in interest expense.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated a loss of $692,000 in the 2023 period and $830,000 in the 2022 period. See notes 2 and 11 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $399,000 in the 2023 period and $290,000 in the 2022 period. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 12 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, decreased $290,000 to $27.1 million during the 2023 period compared to $27.4 million for the 2022 period. The decrease is due to the Company’s payment in April 2022 of $17.8 million of accrued and outstanding Series D Convertible Preferred Stock dividends for the quarters ended June 30, 2020 and December 31, 2020.

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
Loan Agreements—On March 31, 2023, the Company amended its Credit Agreement, previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences the Credit Facility in the amount of $100.0 million, including a $50.0 million term loan funded upon closing and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On November 9, 2023, the Company drew the remaining balance available under the Credit Facility as of September 30, 2023 of $13.0 million. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. Undrawn balances of the Credit Facility are subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of September 30, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of September 30, 2023, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $5.5 million and $2.0 million, respectively.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $39.2 million and $27.6 million as of September 30, 2023 and December 31, 2022, respectively. For further discussion see note 6 in our condensed consolidated financial statements.
Preferred stock dividends—As of September 30, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $19.6 million, which remain in arrears for the second and fourth quarters of 2021. On each of April 14, 2023 and July 12, 2023, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2023. On September 7, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 11, 2023.

The Company does not currently expect to declare and pay the accrued and unpaid dividends on the Series D Convertible Preferred Stock for the quarters ended June 30, 2021 and December 31, 2021 during calendar year 2023. However, the Company remained current on the preferred dividend payments in 2022 and the first three quarters of 2023 and currently intends to remain current on future preferred dividend payments. The independent members of the Board plan to revisit the dividend payment policy with respect to the Series D Convertible Preferred Stock on an ongoing basis and will make decisions on such preferred dividend payments based on the ongoing liquidity and capital needs of the Company.
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
Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the nine months ended September 30, 2023.
Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2025. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of five years, if he notifies the Company 12 months prior to the scheduled distributions. As of September 30, 2023, the fair value of the DCP liability was $1.2 million.
The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of September 30, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $2.7 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of September 30, 2023 and December 31, 2022, we had $28.0 million and $44.4 million of cash and cash equivalents, respectively, and $36.2 million and $37.1 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC and Ashford Services and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in insured cash sweep accounts, which are fully insured by the FDIC. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest, principal payments, acquisitions and key money payments to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $9.9 million for the nine months ended September 30, 2023 compared to net cash flows provided by operating activities of $24.1 million for the nine months ended September 30, 2022. The decrease in cash flows from operating activities were primarily due to a decrease in earnings in the 2023 period and the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2023, net cash flows used in investing activities were $25.8 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $17.5 million, net cash paid to acquire Alii Nui of $6.7 million, net cash paid in the asset acquisition of TSGF L.P. of $2.2 million and issuance of notes receivable of $1.3 million. These were offset by cash inflows of $1.0 million from proceeds from a note receivable and $849,000 from the asset acquisition of RHC.
For the nine months ended September 30, 2022, net cash flows used in investing activities were $13.0 million. These cash flows consisted of net cash paid to acquire Chesapeake of $6.4 million, capital expenditures primarily of FF&E, audio visual equipment and marine vessels totaling $8.0 million, and an investment in an unconsolidated entity of $400,000. These were offset by cash inflows of $418,000 in proceeds primarily received from the sale of FF&E to Ashford Trust and proceeds from a note receivable of $1.4 million.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2023, net cash flows used in financing activities were $1.3 million. These cash flows consisted of $26.1 million of dividend payments on the Series D Convertible Preferred Stock, $2.9 million of payments on notes payable, purchases of $359,000 of treasury stock, $516,000 of distributions to consolidating noncontrolling interests, $409,000 of loan cost payments and $321,000 of payments on finance leases. These were offset by $28.7 million of proceeds from borrowings on notes payable, $17.0 million of which related to the Company’s Credit Agreement, and $466,000 of net borrowings on revolving credit facilities.
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
Interest Rate Risk—At September 30, 2023, our total indebtedness of $127.5 million included $120.2 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rates on the outstanding balance of variable-rate debt at September 30, 2023 would be approximately $1.2 million annually. Interest rate changes have no impact on the remaining $7.3 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. The trial court set a due date of August 7, 2023 for the briefs. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2023, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information may have been exposed, but we have not identified that any customer information was exposed. Systems have been substantially restored with minimal effect on certain hotel operations. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed nor has any been threatened.
Our assessment may change depending upon the development of any current or future legal proceedings, and the final results of such legal proceedings cannot be predicted with certainty. If we ultimately do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Other than as set forth below, as of September 30, 2023, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
We may be a “controlled company” within the meaning of the rules of NYSE American and, as a result, would qualify for, and could rely on, exemptions from certain corporate governance requirements.

Following the expiration of certain time and voting restrictions in the Investor Rights Agreement on August 8, 2023, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. gained control of a majority of the voting power of our equity securities. For a period of five years after the effective date of the Investor Rights Agreement, the Bennetts have agreed not to elect, or to cause the Company to elect, to be exempt from the NYSE American’s corporate governance requirements on account of the Company’s status as a “controlled company.” As a result, we may be a “controlled company” within the meaning of the corporate governance standards of the NYSE American after such time. Currently, under the rules of the NYSE American, a company for which more than 50% of the outstanding voting power is held by an individual, group, or another company is a “controlled company” and may elect to be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:
•the requirement that a majority of the board of directors consists of independent directors;
•the requirement that the Company’s nominating and corporate governance committee consists entirely of independent directors; and
•the requirement that the Company’s compensation committee consists entirely of independent directors.
Accordingly, in the event we are a “controlled company” and elect to be exempt from some or all of these corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	36	$—	(2)	—	$20,000,000
August 1 to August 31	26	$—	(2)	—	$20,000,000
September 1 to September 30	420	$—	(2)	—	$20,000,000
Total	482	$—		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended September 30, 2023.
(2) There is no cost associated with the forfeiture of 36, 26 and 420 restricted shares of our common stock in July, August and September, respectively.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of September 30, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $19.6 million, which remain in arrears for the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $28.3 million and $27.1 million at September 30, 2023 and December 31, 2022, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock accrues cumulative preferred dividends at the rate of 7.28% per annum and will participate in any dividend or distribution on the common stock in addition to the preferred dividends.

On each of April 14, 2023 and July 12, 2023, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and second quarters of 2023. On September 7, 2023, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2023. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 11, 2023.
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

3.5	Articles Supplementary establishing the Series C Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.4 of Form 8-K, filed on August 8, 2018) (File No. 001-36400)
3.6	Amended and Restated Bylaws of Ashford Inc., as amended August 24, 2023 (incorporated by reference to Exhibit 3.14 of Form 8-K, filed on August 25, 2023) (File No. 001-36400)
3.7	Certificate of Designation of the Series D Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.8	Certificate of Designation of Series E Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on March 16, 2020) (File No. 001-36400)
3.9	Certificate of Designation of Series F Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)
3.10
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

10.1
Amended and Restated Credit Agreement by and between Inspire Event Technologies Holdings, LLC and Comerica Bank, dated March 24, 2023 (composite version, reflects all amendments through March 24, 2023) (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.2
Third Amended and Restated Master Term Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.3
Third Amended and Restated Master Revolving Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.4
Equipment Note Agreement, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.5
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.6
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.7
Rights Agreement, dated August 30, 2022, between Ashford Inc. and Computershare Trust Company, N.A, as Rights Agent (incorporated by reference to Exhibit 4.5 of Ashford Inc.’s Annual Report on Form 10-K filed on March 17, 2023) (File No. 001-36400)

10.8
Amendment No. 1 to the Rights Agreement, dated May 15, 2023, between Ashford Inc. and Computershare Trust Company, N.A, as Rights Agent (incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 15, 2023) (File No. 001-36400)

10.9†
Amended and Restated Employment Agreement by and between Ashford Hospitality Advisors LLC and Deric S. Eubanks, dated to be effective January 1, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 25, 2023) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 13, 2023	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 13, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer