Form 10-K
period 2023-12-31
Ashford Inc.
filed 2024-03-27
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2023, the aggregate market value of 2,237,855 shares of the registrant’s common stock held by non-affiliates was approximately $21,751,951.
As of March 25, 2024, the registrant had 3,431,075 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2023

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings” or “AHH”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management” or “Premier”; Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington”; and Warwick Insurance Company, LLC, an insurance company licensed by the Texas State Department of Insurance, which we refer to as “Warwick.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Stirling” refers to Stirling Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries. Stirling REIT OP, LP, a Delaware limited partnership, which we refer to as “Stirling OP” is Stirling’s operating partnership, however, Stirling OP is consolidated by Ashford Trust as of December 31, 2023.
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
•uncertainty in the banking sector and market volatility due to the 2023 failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas conflict;
•extreme weather conditions may cause property damage or interrupt business;
•actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;

•our dependence on Ashford Trust and Braemar as our primary asset management clients for a substantial portion of our operating revenues;
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
•changes in our industry and the market in which we operate or the general economy;
•the degree and nature of our competition;
•actual and potential conflicts of interest with or between Ashford Trust, Braemar and Stirling, our executive officers and our non-independent directors;
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
•disruptions relating to the acquisition or integration of Alii Nui and Chesapeake Hospitality (“Chesapeake”) or any other business we invest in or acquire, which may harm relationships with customers, employees and regulators; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of Alii Nui, Chesapeake or any other business we invest in or acquire.
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
On February 29, 2024, the Company issued a press release and furnished a Current Report on Form 8-K announcing its financial results for the fourth quarter ended December 31, 2023. Subsequent to the issuance of such financial results, the Company revised the presentation of certain revenues and operating expenses in our consolidated statement of operations related to the one-time transfer of the casualty insurance loss portfolio to the Company’s newly formed insurance subsidiary, Warwick, in the fourth quarter of 2023. The revisions resulted in the elimination upon consolidation of $19.1 million of revenue and operating expense in our consolidated statement of operations for both the three months and year ended December 31, 2023 with no net impact to net loss attributable to common stockholders or the related per share amounts.

PART I
Item 1. Business
Our Company and Our Business Strategy
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust, Braemar, Stirling and our consolidated subsidiary the Texas Strategic Growth Fund, L.P. (“TSGF L.P.”). We became a public company in November 2014, and our common stock is listed on the NYSE American. As of December 31, 2023, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust, Braemar and Stirling, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 610,261 shares of our common stock, which represented an approximately 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,229,668 shares of Ashford Inc. common stock, which if converted as of December 31, 2023 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 65.0%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) insurance policies covering general liability, workers’ compensation, business automobile claims and insurance claims services; (x) debt placement and related services; (xi) real estate advisory and brokerage services; and (xii) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services, Warwick and their respective subsidiaries.
We seek to grow through the implementation of three primary strategies: (i) increasing our assets under management; (ii) pursuing third-party business to grow our products and services businesses; and (iii) acquiring additional businesses which align with our strategic initiatives.
Advisory Services. We are currently the advisor for Ashford Trust, Braemar, Stirling and TSGF L.P. In our capacity as advisor, we are responsible for implementing the investment strategies and managing the day-to-day operations of our clients and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of each client’s respective boards of directors. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Stirling invests in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and became our client on December 6, 2023. TSGF L.P. invests in all types of real estate in the state of Texas. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”). Stirling is privately held and Stirling’s subsidiary Stirling OP is consolidated by Ashford Trust. TSGF L.P. is a privately held, consolidated subsidiary of the Company.
We provide the personnel and services that we believe are necessary for each of our clients to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of our client’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties.

In our advisory services business, we earn advisory fees from each company that we advise. The fees earned from each company that we advise include a base fee, payable in cash, on a monthly basis, for managing the respective day-to-day operations of the companies that we advise and the day-to-day operations of their respective hotels from an ownership perspective, in each case in conformity with the respective investment guidelines of such client. The base fee for Ashford Trust and Braemar is determined as a percentage of each client’s total market capitalization, subject to a minimum fee. The base fee for Stirling is determined as a percentage of Stirling’s common shares and Stirling OP’s units net asset value (“NAV”). We may be entitled to receive an incentive fee from each of Ashford Trust and Braemar, payable in cash or a combination of cash and stock, and a performance participation allocation from Stirling OP based upon a percentage of the total return on certain classes of Stirling OP’s units. Ashford Trust and Braemar’s incentive fee is based on their respective out-performance of their peers, as measured by the annual total stockholder return of such company compared to its peers. Incentive advisory fees are measured annually in each year that Ashford Trust’s and/or Braemar’s annual total stockholder return exceeds the average annual total stockholder return for each company’s respective peer group, subject to the Fixed Charge Coverage Ratio Condition (the “FCCR Condition”), and is defined in the respective advisory agreements. Incentive advisory fees, measured with respect to a particular year, are paid over a three-year period, beginning on January 15 immediately following the year of measurement, and each payment is subject to the FCCR Condition, which relates to the ratio of adjusted EBITDA to fixed charges for Ashford Trust or Braemar, as applicable. TSGF L.P. is a consolidated subsidiary of the Company and their activity under their advisory agreement eliminates upon consolidation.
For the year ended December 31, 2023, we earned advisory services fees of $33.2 million and $14.3 million from Ashford Trust and Braemar, respectively, of which $0, and $268,000 were incentive fees. Advisory services fees from Ashford Trust for the year ended December 31, 2023, includes $67,000 of advisory services fees from Stirling OP. For the year ended December 31, 2022, we earned advisory services fees of $34.8 million and $13.1 million from Ashford Trust and Braemar, respectively, of which $0 and $268,000 were incentive fees.
Asset Management Services. We provide asset management services to Ashford Trust, Braemar, Stirling and TSGF L.P. Our strategic approach of designating at least one asset manager to each property allows us to leverage our extensive portfolio of subject matter experts, including asset management, revenue optimization, capital management, legal and risk management, data analysis and property tax. Our fees for asset management services are included in advisory services fees as noted above.
Hotel Management Services. As of December 31, 2023, we provide hotel management services to 61 properties for Ashford Trust, four properties for Braemar, three properties for Stirling OP and 54 properties for third-parties through our subsidiary, Remington. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services.
In our hotel management business, Remington receives a base management fee based on gross revenues for each hotel, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index) and an incentive fee if a hotel meets and exceeds various thresholds based on hotel revenues and certain profitability targets. Additionally, Remington receives from certain third-party owned properties fixed monthly accounting fees, information technology fees, legal fees, and fees for revenue management services. For the year ended December 31, 2023, we earned hotel management fees of $30.4 million, $2.5 million and $19.7 million from Ashford Trust, Braemar and third-party clients, respectively. Hotel management fees from Ashford Trust for the year ended December 31, 2023, includes $46,000 of hotel management fees from Stirling OP. For the year ended December 31, 2022, we earned hotel management fees of $29.9 million, $3.7 million and $12.9 million from Ashford Trust, Braemar and third-party clients, respectively.
Design and Construction Services. We provide comprehensive solutions for renovations and construction to substantially all of the hotels owned by Ashford Trust, Braemar, Stirling OP and also to third-party clients through our subsidiary, Premier. Services provided by Premier consist of construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services.
For these services, Premier receives fees based upon the applicable rate stated in the respective project management agreement with Ashford Trust, Braemar and Stirling or the applicable agreement with third-party clients. For the year ended December 31, 2023, we earned design and construction fees of $15.9 million, $7.8 million and $4.0 million from Ashford Trust, Braemar and third-party clients, respectively. Design and construction fees from Ashford Trust for the year ended December 31, 2023, includes $263,000 of design and construction fees from Stirling OP. For the year ended December 31, 2022, we earned design and construction fees of $11.6 million, $7.4 million and $3.2 million from Ashford Trust, Braemar and third-party clients, respectively.
Event Technology and Creative Communications Solutions. We provide an integrated suite of audio visual services, including event, hospitality, and creative services to third-party clients and, as of December 31, 2023, have contracts in place as the exclusive in-house provider of event technology and audio visual services at 24 hotels owned by Ashford Trust, nine hotels owned by Braemar and 50 hotels and eight convention centers owned by third parties, respectively. We provide these services through Inspire Event Technologies Holdings, LLC, our subsidiary doing business as INSPIRE (“INSPIRE”).
INSPIRE generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2023 and 2022, INSPIRE earned audio visual revenues of $148.6 million and $121.3 million, respectively. INSPIRE primarily contracts directly with customers to whom it provides audio visual services and recognizes the gross revenue collected from their customers by the hosting hotel or venue. For the year ended December 31, 2023, we earned audio visual revenue of $22.9 million, $10.8 million and $114.9 million from guests at Ashford Trust, Braemar and third-party properties, respectively. For the year ended December 31, 2022, we earned audio visual revenue of $18.2 million, $9.4 million and $93.7 million from guests at Ashford Trust, Braemar and third-party properties, respectively.
Watersports Activities, Travel, Concierge and Transportation Services. We provide watersports, travel, concierge and transportation services to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, RED Hospitality & Leisure LLC (“RED”).
RED generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2023, we earned revenue of $68,000, $2.3 million and $31.7 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2022, we earned revenue of $217,000, $2.3 million and $23.8 million from Ashford Trust, Braemar and third-party clients, respectively.
Mobile Room Keys and Keyless Entry Solutions. We provide mobile room keys and keyless entry solutions to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, OpenKey, Inc. (“OpenKey”).
OpenKey generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2023, we earned revenue of $119,000, $38,000 and $1.4 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2022, we earned revenue of $119,000, $38,000 and $1.3 million from Ashford Trust, Braemar and third-party clients, respectively.
Hypoallergenic Premium Room Products and Services. We provide hypoallergenic premium room products and services to Ashford Trust, Braemar and third-party clients through our subsidiary, PRE Opco LLC (“Pure Wellness”).
Pure Wellness generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2023, we earned revenue of $1.4 million, $210,000 and $818,000 from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2022, we earned revenue of $1.3 million, $128,000 and $754,000 from Ashford Trust, Braemar and third-party clients, respectively.
Debt Placement and Related Services. We provide debt placement and related services to Ashford Trust and Braemar through our subsidiary, Lismore Capital II LLC (“Lismore”).
In our debt placement and related services business, Lismore typically earns a fee equal to a percentage of the amount of debt sourced by Lismore. For the year ended December 31, 2023, we earned revenue of $2.3 million and $2.4 million from Ashford Trust and Braemar, respectively. For the year ended December 31, 2022, we earned revenue of $3.3 million and $940,000 from Ashford Trust and Braemar, respectively.
Real Estate Advisory and Brokerage Services. We provide real estate advisory and brokerage services to Ashford Trust, Braemar and third-party clients through our subsidiary, in which we hold a noncontrolling interest, Real Estate Advisory Holdings LLC (“REA Holdings”). For the years ended December 31, 2023 and 2022, we recognized a loss of $697,000 and equity in earnings of $385,000, respectively, through REA Holdings.
REA Holdings, through its operating subsidiary, generates earnings from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services.

Broker-Dealer Services. We provide wholesaler, dealer manager and other broker-dealer services to Braemar, Ashford Trust and certain subsidiaries of the Company through our subsidiary, Ashford Securities LLC (“Ashford Securities”). Ashford Securities generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. The Company, Ashford Trust and Braemar fund certain of Ashford Securities’ expenses pursuant to the terms of the Contribution Agreement (defined below), as amended, among the Company, Ashford Trust and Braemar.
For the year ended December 31, 2023, Ashford Securities earned cost reimbursement revenue of $5.1 million and $6.4 million from Ashford Trust and Braemar, respectively, including $1.8 million and $2.0 million of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust and Braemar, respectively. For the year ended December 31, 2022, the Company earned cost reimbursement revenue of $15.5 million from Braemar.
Insurance Services. We provide insurance policies covering general liability, workers’ compensation and business automobile claims on behalf of our clients Ashford Trust, Braemar, Stirling and third-parties through our insurance subsidiary Warwick, which is licensed by the Texas Department of Insurance. For the year ended December 31, 2023, Warwick recognized $375,000 of revenue which primarily related to general liability and workers’ compensation insurance policies written in December of 2023.
Our Advisory Agreements
We advise Ashford Trust, Braemar, Stirling and TSGF L.P. pursuant to our advisory agreements. The provisions of Ashford Trust and Braemar’s advisory agreements are substantially similar, except as otherwise described below. The following summary of the terms of our advisory agreements does not purport to be complete and is subject to and qualified in its entirety by reference to a copy of the actual agreements, as amended, entered into with Ashford Trust, Braemar and Stirling, which have been included as exhibits to other documents filed with the SEC and incorporated by reference in this Form 10-K. TSGF L.P. is a consolidated subsidiary of the Company and TSGF L.P.’s activity under the advisory agreement eliminates upon consolidation.
General
Ashford Trust and Braemar. Pursuant to our advisory agreements with Ashford Trust and Braemar, we provide, or obtain on their behalf, the personnel and services necessary for each of these entities to conduct its respective business, as they have no employees of their own. All of the officers of each of Ashford Trust and Braemar are our employees. We are not obligated to dedicate any of our employees exclusively to either Ashford Trust or Braemar, nor are we or our employees obligated to dedicate any specific portion of time to the business of either Ashford Trust or Braemar, except as necessary to perform the service required of us in our capacity as the advisor to such entities. The advisory agreements require us to manage the business affairs of each of Ashford Trust and Braemar in conformity with the policies and the guidelines that are approved and monitored by the boards of such entities. Additionally, we must refrain from taking any action that would (a) adversely affect the status of Ashford Trust or Braemar as a REIT, (b) subject us to regulation under the Investment Company Act of 1940 (the “Investment Company Act”), (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed, or (e) violate the charter, bylaws or resolutions of the board of directors of each of Ashford Trust and Braemar, all as in effect from time to time. So long as we are the advisor to Braemar, Braemar’s governing documents permit us to designate two persons as candidates for election as director at any stockholder meeting of Braemar at which directors are to be elected. Such nominees may be our executive officers. If the size of Braemar’s board of directors is increased at any time to more than seven directors, our right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by us to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if Braemar’s board of directors consisted of seven members.
Stirling. Pursuant to our advisory agreement with Stirling, we have contractual responsibilities to Stirling and will be responsible for sourcing, evaluating, and monitoring Stirling’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of Stirling’s assets, in accordance with Stirling’s investment objectives, guidelines, policies and limitations, subject to oversight by Stirling’s board of directors. Stirling’s board of directors will at all times have oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to Stirling and Stirling OP.
Our Duties as Advisor
Ashford Trust and Braemar. Subject to the supervision of the respective boards of directors of each of Ashford Trust and Braemar, we are responsible for, among other duties: (1) performing and administering the day-to-day operations of Ashford

Trust and Braemar, including all of the subsidiaries and joint ventures of such entities; (2) all services relating to the acquisition, disposition and financing of hotels; (3) performing asset management duties; (4) engaging and supervising, on behalf of such companies, third-parties to provide various services including but not limited to overseeing development management, hotel management, and other professional services; and (5) performing corporate governance and other management functions, including financial, capital markets, treasury, financial reporting, internal audit, accounting, tax and risk management services, SEC and regulatory compliance, and retention of legal counsel, auditors and other professional advisors, as well as other duties and services outlined in the advisory agreements.
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
Consolidated Tangible Net Worth. The requirement that Ashford Trust maintain a minimum Consolidated Tangible Net Worth (as defined in the Third Amended and Restated Advisory Agreement) was suspended until the first fiscal quarter beginning after June 30, 2023.
Company Change of Control. The sale or disposition by Ashford Trust of assets which would constitute a Company Change of Control was revised in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by the COVID-19 pandemic. Commencing after the first anniversary of the effective date of the Second Amended and Restated Advisory Agreement, a Company Change of Control will include, the consummation of a sale or disposition by Ashford Trust of assets constituting 20% of the gross book value of Ashford Trust’s assets over any one-year period, or the consummation of a sale or disposition by Ashford Trust of assets constituting 30% of the gross book value of Ashford Trust’s assets over any three-year period, exclusive in each case of assets sold or contributed to a platform also advised by the Company and certain other exceptions set forth in the Third Amended and Restated Advisory Agreement with Ashford Trust (the “Third Amended and Restated Advisory Agreement”).
Stirling. Pursuant to the terms of the advisory agreement with Stirling, we are responsible for, among other things: (i) serving as the advisor to Stirling and Stirling OP with respect to the establishment and periodic review of Stirling’s investment guidelines and Stirling and Stirling OP’s investments, financing activities and operations; (ii) sourcing, evaluating and monitoring Stirling and Stirling OP’s investment opportunities and executing the acquisition, management, financing and disposition of Stirling and Stirling OP’s assets, in accordance with Stirling’s investment objectives, guidelines, policies and limitations, subject to oversight by Stirling’s board of directors; (iii) with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on Stirling and Stirling OP’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions; (iv) providing Stirling with portfolio management and other related services; (v) serving as Stirling’s advisor with respect to decisions regarding any of its financings, hedging activities or borrowings; and (vi) engaging and supervising, on Stirling and Stirling OP’s behalf and at their expense, various service providers.
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
Limitations on Liability and Indemnification
Ashford Trust and Braemar. The advisory agreements provide that we have no responsibility other than to render the services and take the actions described in the advisory agreements in good faith and with the exercise of due care and are not responsible for any action the board of directors of either Ashford Trust or Braemar takes in following or declining to follow any advice from us. The advisory agreements provide that we, and our officers, directors, managers, employees and members, will not be liable for any act or omission by us (or our officers, directors, managers, employees or members) performed in accordance with and pursuant to the advisory agreements, except by reason of acts constituting gross negligence, bad faith, willful misconduct or reckless disregard of our duties under the applicable advisory agreement.
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
Stirling. Stirling has agreed to indemnify and hold harmless the Company and its affiliates performing services for Stirling from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.
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
plus, in either case, a gross-up amount for federal and state tax liability, based on an assumed combined tax rate of 40%; provided, that, notwithstanding the foregoing, the minimum amount of any termination fee calculated as of any date of determination shall be the greater of (i) the fee that would have been payable hereunder had such termination fee been calculated as of December 31, 2023 and (ii) the fee calculated hereunder as of such date of determination. Any such termination fee will be payable on or before the termination date.
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
Upon a Liquidated Damages Event (as defined in the Third Amended and Restated Advisory Agreement) Ashford Trust shall pay to the Company the Liquidated Damages Amount (as defined in the Third Amended and Restated Advisory Agreement), which amount, less any outstanding amount owed by the Company to Ashford Trust as a result of a judgment, plus reimbursable costs and expenses, shall be deemed liquidated damages and the parties shall have no further obligations under the Third Amended and Restated Advisory Agreement.

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
Term and Termination of our Advisory Agreement with Stirling. The stated term of the advisory agreement with Stirling is one year from the effective date of December 6, 2023 subject to an unlimited number of successive, automatic one-year renewals unless terminated by the Company or Stirling’s board of directors. Stirling’s related party transactions committee, composed of all of Stirling’s independent directors, will evaluate the performance of the Company and the terms of the advisory agreement annually in connection with the automatic renewal of the advisory agreement. The advisory agreement may be terminated (i) immediately by Stirling upon a material breach of advisory agreement by the Company; (ii) immediately by Stirling for fraud or, criminal conduct, in the event of any gross negligence, bad faith, willful misconduct or reckless disregard on the part of the Company in the performance of its duties under the advisory agreement, or upon the bankruptcy of the Company; (iii) upon 60 days’ written notice without cause or penalty by a majority vote of Stirling’s independent members of the board of directors; or (iv) upon 60 days’ written notice by the Company.
The advisory agreement shall be binding on successors to Stirling resulting from a change in control or sale of all or substantially all the Stirling’s assets, and shall likewise be binding on any successor to the Company.
Upon termination, the Company shall be entitled to receive from Stirling within 30 days after the effective date of such termination all unpaid reimbursements of expenses and all earned but unpaid fees payable to the Company prior to termination of the advisory agreement. The Company shall be required to cooperate with and assist Stirling in executing an orderly transition of the management of its assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of such company, returning any funds held on behalf of such company and returning any and all of the books and records of such company.
Base Fees under our Advisory Agreement with Stirling. Stirling is required to pay to the Company, on a monthly basis, a fee (the “Base Fee”) in an amount equal to 1.25% of the aggregate net asset value (“NAV”) of Stirling’s common shares and Stirling OP’s units, excluding Stirling’s Class E Common Shares (“Class E Common Shares”) and Stirling OP’s Class E Units (“Class E Units”), before giving effect to any accruals for any fees or distributions.
The Base Fee may be paid, at the Company’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E Units. If the Company elects to receive any portion of its Base Fee in Class E Common Shares or Class E Units, the Company may elect to have Stirling repurchase such Class E Common Shares or Class E Units from the Company at a later date at a repurchase price per Class E Common Share or Class E Unit, as applicable, equal to the NAV per Class E Common Share. Class E Common Shares and Class E Units obtained by the Company will not be subject to the repurchase limits of Stirling’s share repurchase plan or any reduction or penalty for an early repurchase.
In the event the advisory agreement is terminated or its term expires without renewal, the Company will be entitled to receive its prorated Base Fee through the date of termination. Such pro ration shall take into account the number of days of any partial calendar month or calendar year for which advisory agreement was in effect.
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
Performance Participation under the Advisory Agreement with Stirling. So long as the advisory agreement with Stirling has not been terminated, Stirling REIT Special Limited Partner LLC, a Delaware limited partnership and affiliate of the Company, will hold a performance participation interest in Stirling OP that entitles it to receive an allocation from Stirling OP equal to 12.5% of the total return on certain classes of Stirling OP units, subject to certain terms described in Stirling’s Private Placement Memorandum. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The Company may allocate up to 50% of the performance participation interest to its employees.
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Trust and Braemar, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Trust and Braemar have the authority to make annual equity awards and, during the first and second fiscal quarters of calendar years 2022, 2023 and 2024, cash incentive compensation directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other objectives established by such board of directors.

Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Trust or Braemar (including any of the officers of Ashford Trust or Braemar who are also officers or employees of our company), with the exception of any equity compensation and, during the first and second fiscal quarters of calendar years 2022, 2023 and 2024, cash incentive compensation that may be awarded by Ashford Trust or Braemar to our employees. We are also responsible for the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Trust and Braemar are each responsible to pay or reimburse us monthly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Trust or Braemar or us in our capacity as advisor to such entities. In addition, each of Ashford Trust and Braemar pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.
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
With respect to Stirling, the Company will advance on Stirling’s behalf certain of its organizational and offering expenses and general and administrative expenses through December 31, 2024, at which point Stirling will reimburse the Company for all such advanced expenses ratably over the 60 months following such date.
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
General. Remington has a master hotel management agreement with Ashford Trust (the “Ashford Trust Master Hotel Management Agreement.”) Pursuant to the Ashford Trust Master Hotel Management Agreement, Remington manages 61 of Ashford Trust’s 90 hotel properties as of December 31, 2023. The Ashford Trust Master Hotel Management Agreement will also govern the management of hotels Ashford Trust acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Ashford Trust acquires in the future unless Ashford Trust’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement-—Exclusivity Rights of Remington.”

Term. The Ashford Trust Master Hotel Management Agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington is not then in default under the Ashford Trust Master Hotel Management Agreement. If at the time of the exercise of any renewal period, Remington is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then Ashford Trust’s TRS lessee may terminate the Ashford Trust Master Hotel Management Agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington desires to exercise any option to renew, it must give Ashford Trust’s taxable REIT subsidiary (“TRS”) lessee written notice of its election to renew the Ashford Trust Master Hotel Management Agreement no less than 90 days before the expiration of the then-current term of the Ashford Trust Master Hotel Management Agreement.
Amounts Payable under the Ashford Trust Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$17,000 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the TRS lessee shall pay the incentive fee pro rata on a monthly basis.
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
To minimize conflicts between Ashford Trust and Remington on matters arising under the Ashford Trust Master Hotel Management Agreement, Ashford Trust’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which Ashford Trust may make pursuant to the terms of the Ashford Trust Master Hotel Management Agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, Ashford Trust’s board of directors has established a Related Party Transaction Committee comprised solely of independent members of Ashford Trust’s board of directors to review all related party transactions that involve conflicts. The Related Party Transaction Committee can deny a new proposed related party transaction or recommend for approval by the independent members of Ashford Trust’s board of directors. All related party transactions must be approved by the independent members of Ashford Trust’s board of directors.
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
Braemar Hotel Master Hotel Management Agreement
General. Remington has a master hotel management agreement with Braemar (the “Braemar Master Hotel Management Agreement”). Pursuant to the Braemar Master Hotel Management Agreement, Remington currently manages the Pier House Resort & Spa, the Bardessono Hotel & Spa, Hotel Yountville, and Cameo Beverly Hills. The Braemar Master Hotel Management Agreement will also govern the management of hotels Braemar acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Braemar acquires in the future unless Braemar’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage

Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Braemar’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager or developer could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Braemar Hotel Management Mutual Exclusivity Agreement with Remington—Exclusivity Rights of Remington.”
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
Amounts Payable under the Braemar Master Hotel Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•$17,000 (increased annually based on consumer price index adjustments); or
•3% of the gross revenues associated with that hotel for the related month.
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

The Braemar Project Management Agreement provides that Premier shall be paid a design and construction fee equal to four percent (4%) of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent (5%) of the gross revenues of the applicable Braemar Hotel, whereupon the design and construction fee shall be reduced to three percent (3%) of the total project costs in excess of the five percent (5%) of gross revenue threshold. In addition, the Braemar Project Management Agreement provides that Premier shall also provide to Braemar Hotels the following services and shall be paid the following fees: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the property and equipment designed or selected by Premier); and (iv) property and equipment purchasing (8% of the purchase price of property and equipment purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the property and equipment purchase price in excess of $2.0 million for such hotel in such calendar year). Such fees will be payable monthly as the service is delivered based on percentage completion, as reasonably determined by Premier for each service, or payable as set forth in other agreements.
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
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Company, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., MJB Investments, LP, Mr. James L. Cowen, Mr. Jeremy Welter, Mr. Mark A. Sharkey, Ms. Marissa A. Bennett and other related parties entered into an investor rights agreement (the “Investor Rights Agreement”) governing the relationship of such parties subsequent to such closing. The Investor Rights Agreement supersedes and replaces the previously existing investor rights agreement, dated August 8, 2018, in all respects.
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
Voting Limitations. The Holder Group Investors (as defined below) will not, subject to certain exceptions and until the aggregate voting power of the Holder Group Investors is less than 25% of the combined voting power of all of the outstanding voting securities of the Company on any given matter, until the fifth anniversary of the closing of the Transactions: (i) take any action, vote such Holder Group Investor’s securities, or enter into any transaction, including by acting in consent with another person, that would result in the Company being treated as a “controlled company” under the applicable rules of the NYSE American nor (ii) take any action, vote such Holder Group Investor’s securities, or into any transaction, including by acting in concert with another person, that results in the Company engaging in a Rule 13e-3 Transaction (as defined in the rules and regulations issued by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), provided, that the restriction set forth in this clause (ii) may be waived by the affirmative vote of a majority of the issued and outstanding shares of our voting stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis) that are not beneficially owned by the Holder Group Investors (provided that, for purposes of clause (ii), our voting stock that is owned of record by Ashford Trust or Braemar shall not be deemed to be beneficially owned by the Holder Group Investors so long as the decision to vote such shares on such waiver is solely determined by a majority of the members of the board of directors of the applicable entity who are independent within the meaning of applicable rules of the NYSE American (or any exchange on which our voting stock is then listed) and do not have a material financial interest in such Rule 13e-3 Transaction (or a duly appointed board committee consisting only of such independent and disinterested board members)).
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
Regulation
General. The Company, Ashford Trust, Braemar and Stirling, as applicable, are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things regulate public disclosures, reporting obligations and capital raising activity. As an advisor to companies that own hotel properties, the operations and properties of such entities are subject to various federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements.
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
Americans with Disabilities Act. As the advisor to Ashford Trust, Braemar and Stirling, we are responsible for ensuring that the hotels owned by such entities comply with applicable provisions of the Americans with Disabilities Act (the “ADA”) to the extent that such hotels are “public accommodations” as defined by the ADA. Non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess the hotels and to advise Ashford Trust, Braemar or Stirling, as applicable, to make alterations as appropriate in this respect.
Affordable Care Act. Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a variety of laws, regulations and policies including the employer mandate provisions of the Affordable Care Act (“ACA”), which imposes penalties on employers failing to offer affordable, minimum value health care coverage to substantially all full-time equivalent employees and their dependents. We do not anticipate incurring any significant penalties under the ACA. Any such penalty would be based on the number of full-time employees. As of December 31, 2023, we had 105 full-time domestic corporate employees and approximately 8,900 employees at our consolidated subsidiaries that provide products and services primarily to the lodging industry.
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
The hotels owned by Ashford Trust, Braemar and Stirling are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. These hotels incur costs to comply with these laws and regulations, and we or the property owners could be subject to fines and penalties for non-compliance.

Some of these hotels may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of the hotels owned by Ashford Trust, Braemar or Stirling could require a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at the hotels and others if property damage or health concerns arise.
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
Competition
The asset management industry is highly competitive. We compete on an industry, regional and niche basis based on a number of factors, including ability to raise capital, investment opportunities and performance, transaction execution skills, access to and retention of qualified personnel, reputation, range of products, innovation and fees for our services. Our clients compete with many third parties engaged in the hotel industry, including other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. Some of these competitors, including other REITs and private real estate companies and funds may have substantially greater financial and operational resources than Ashford Trust, Braemar or Stirling and may have greater knowledge of the markets in which we seek to invest. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Future competition from new market entrants may limit the number of suitable investment opportunities offered to Ashford Trust, Braemar and Stirling. It may also result in higher prices, lower yields and a more narrow margin over the borrowing cost for Ashford Trust, Braemar and Stirling, making it more difficult to originate or acquire new investments on attractive terms. Certain competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue potential investments and raise capital for their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities that we may want to pursue.
Ashford Trust, Braemar and Stirling each compete with many third parties engaged in the hotel industry. Competition in the hotel industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which properties are located and includes competition from existing and new hotels. We believe that hotels that are affiliated with leading national brands, such as the Marriott or Hilton brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and RevPAR of the hotels owned by Ashford Trust, Braemar or Stirling or may require capital improvements that otherwise would not have to be made, which may result in decreases in the profitability of Ashford Trust, Braemar, or Stirling and decreased advisory fees to us. Since the fees we receive are based in part upon total equity market capitalization and total shareholder returns, such fees are impacted by relative performance of the share price of Ashford Trust, Braemar and Stirling compared to competitive REITs.
Insurance
We are required under our advisory agreements to maintain errors and omissions insurance coverage and other insurance coverage in amounts which are carried by managers performing functions similar to those we provide.

Shareholder Rights Plan
On August 30, 2022, we adopted a shareholder rights plan by entering into a Rights Agreement, dated August 30, 2022, with ComputerShare Trust Company, N.A., as rights agent (“ComputerShare”) (the “Rights Agreement”). The Rights Agreement was adopted in response to recent volatility of the stock market and trading of our common stock and is intended to protect the Company and its stockholders from efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. Our board of directors implemented the rights plan by declaring (i) a dividend to the holders of the Company’s common stock of one preferred share purchase right (a “Right”) for each share of common stock and (ii) a dividend to the holders of the Company’s Series D Convertible Preferred Stock of one Right in respect of each share of the Company’s common stock issuable upon conversion of the Series D Convertible Preferred Stock. The dividends were distributed on September 9, 2022, to our stockholders of record on that date. Each of those Rights become exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), at a price of $275 per one one-thousandth of a share of our Series F Preferred Stock represented by such Right, subject to adjustment. The value of the Rights was de minimis.
On May 15, 2023, we entered into Amendment No. 1 to the Rights Agreement (“Amendment No. 1”) with ComputerShare. Pursuant to Amendment No. 1, the Rights Agreement was amended to (i) extend the Final Expiration Date (as defined under the Rights Agreement) with respect to the Company’s Rights until July 30, 2024 and (ii) decrease the beneficial ownership threshold in the definition of “Acquiring Person” from 10% to 7%. Our board of directors determined to adopt Amendment No. 1 in response to continued volatility of the stock market and trading of our common stock. Pursuant to Amendment No. 1, the Rights will expire on July 30, 2024, unless the expiration date is extended or unless the Rights are earlier redeemed by the Company.
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
i.10 business days following a public announcement, or the public disclosure of facts indicating, that a person or group of affiliated or associated persons has acquired Beneficial Ownership (as defined below) of 7% or more of the outstanding common stock (with certain exceptions as described below, an “Acquiring Person”) (or, in the event an exchange is effected in accordance with Section 24 of the Rights Agreement and our board of directors determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or
ii.10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 7% or more of the outstanding common stock (the earlier of such dates, the “Distribution Date”).

An Acquiring Person shall not include (i) the Company, (ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or of any subsidiary of the Company, (iv) any entity or trustee holding (or acting in a fiduciary capacity in respect of) common stock for or pursuant to the terms of any such employee benefit plan or for the purpose of funding any such plan or funding other employee benefits for employees of the Company or of any subsidiary of the Company, (v) Monty J. Bennett and his affiliates and associates and (vi) any person who or which, at the close of business on the Record Date, was a Beneficial Owner of 7% or more of the common stock of the Company then outstanding, other than a person who or which is not an affiliate or associate of the Beneficial Owner (as defined in the Rights Agreement) on the Record Date and who or which subsequently becomes an affiliate or associate of such Beneficial Owner without the prior written approval of our board of directors (a “Grandfathered Stockholder”); provided, however, that if a Grandfathered Stockholder becomes, after the Record Date, the Beneficial Owner of additional common stock (other than as a result of certain corporate actions of the Company), regardless of whether, thereafter or as a result thereof, there is an increase, decrease or no change in the percentage of common stock then outstanding beneficially owned by such Grandfathered Stockholder, then such Grandfathered Stockholder shall be deemed an Acquiring Person unless, upon such acquisition of beneficial ownership of additional common stock, such Grandfathered Stockholder is not the Beneficial Owner of 7% or more of the common stock then outstanding; provided further that upon the first decrease of a Grandfathered Stockholder’s beneficial ownership below 7%, such Grandfathered Stockholder shall no longer be considered a Grandfathered Stockholder and this clause (vi) shall have no further force or effect with respect to such Grandfathered Stockholder.
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
If, at any time after a person becomes an Acquiring Person: (i) the Company consolidates with, or merges with and into, any other person; (ii) any person consolidates with the Company, or merges with and into the Company, and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the common stock are or will be changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property; or (iii) 50% or more of its consolidated assets or Earning Power (as defined in the Rights Agreement) are sold, then proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. Upon the occurrence of a flip-in or flip-over event, if our board of directors so elects, the Company shall deliver upon payment of the exercise price of a Right an amount of cash or securities equivalent in value to the common stock issuable upon exercise of a Right; provided that, if the Company fails to meet such obligation within 30 days following of the announcement that a person has become an Acquiring Person, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, common stock (to the extent available) and cash equal in value to the difference between the value of the common stock otherwise issuable upon the exercise of a Right and the exercise price then in effect. Our board of directors may extend the 30-day period described above for up to an additional 60 days to permit the taking of action that may be necessary to authorize sufficient additional common stock to permit the issuance of common stock upon the exercise in full of the Rights.
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
Employees
At December 31, 2023, we had a total of 105 corporate employees who directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust, Braemar and Stirling. Employees at our consolidated subsidiaries provide products and services primarily to the lodging industry, including hotel management, design and construction, event technology and other services. As of December 31, 2023, our consolidated subsidiaries had a total of approximately 8,900 employees.

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
•uncertainty in the banking sector and market volatility due to the 2023 failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas conflict;
•extreme weather conditions may cause property damage or interrupt business;
•actions by our clients’ lenders to accelerate loan balances and foreclose on our clients’ hotel properties that are security for our clients’ loans that are in default;
•our dependence on Ashford Trust and Braemar as our primary asset management clients for a substantial portion of our operating revenues;
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
•changes in our industry and the market in which we operate or the general economy;
•the degree and nature of our competition;
•actual and potential conflicts of interest with or between Ashford Trust, Braemar and Stirling, our executive officers and our non-independent directors;
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
We provide services primarily to clients in the hospitality industry. The performance of the hospitality industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our clients Ashford Trust, Braemar and Stirling. Additionally, the public perception of a risk of a pandemic, such as COVID-19, Ebola, H1N1 influenza (swine flu), MERS, SARs, avian flu, the Zika virus or similar outbreaks, or public perception of health risks linked to perceived regional food and beverage safety, may further affect our clients’ businesses, and thereby may adversely affect our business, particularly with respect to: (i) base and incentive fees paid to us by our clients under our advisory agreements (which depend in part on our clients’ market capitalization and business performance at our clients’ hotels); and (ii) revenues generated by our INSPIRE, Premier and Remington businesses, which depend in significant part on occupancy levels and operating performance at our clients’ hotels.
Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.
The economic outlook in the United States is uncertain and facing recessionary concerns resulting from slowing gross domestic product growth, continuing effects of the COVID-19 pandemic, rising inflation, increasing interest rates, supply chain disruptions, the conflict between Russia and Ukraine and the more recent Israel-Hamas conflict. Because economic conditions in the United States may affect demand within the hospitality industry and our subsidiaries’ businesses, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank, New York Signature Bank and First Republic Bank on March 10, 2023, March 12, 2023 and May 1, 2023, respectively. The Company did not have any direct exposure to Silicon Valley Bank, New York Signature Bank or First Republic Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
We have identified a material weakness in our internal control over financial reporting which may, if not remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management identified a material weakness in our internal control over financial reporting. The material weakness was identified solely as it pertains to the Company’s new insurance subsidiary, Warwick, that was formed in December 2023, and more specifically solely related to management’s review controls over evaluating whether the revenue and expense from the one-time transfer of the casualty insurance loss portfolio to Warwick should eliminate in consolidation.

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
We are actively engaged in developing and executing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.
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
Substantially all of the investments of Ashford Trust, Braemar and Stirling and the investments of other clients we also provide products and services to are concentrated in the hotel industry. This concentration exposes our clients and therefore us, to economic downturn in the hotel real estate sector to a greater extent than if the investments of ours and our clients were diversified across other sectors of the real estate industry or other industries.
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
We have no experience in operating an insurance business, and our entry into the insurance market may not be successful.
Through Warwick, we are entering into the business of providing insurance policies covering general liability, workers’ compensation and business automobile claims to certain affiliates of the Company, their advisees and certain unrelated entities in contractual relationships with the Company’s affiliates. Warwick is licensed by the Texas Department of Insurance. Entering the insurance business will subject us to additional laws and regulations and involves additional risks, including risks relating to regulatory oversight and examinations, risks related to compliance with capital maintenance requirements, and increased risks of litigation. The Company has no experience in operating an insurance business, which would enhance these risks. Expanding our business into the realm of insurance involves a number of risks, including the required investment of capital and other resources, increasing demands on our operational and management systems and controls, the diversion of management’s attention from our core business, and our ability to implement an effective marketing strategy to promote awareness of our insurance products. The insurance industry is highly competitive and there can be no assurance that our plans to enter the insurance market will be successful. If our proposed insurance business does not generate sufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected.

We may be a “controlled company” within the meaning of the rules of NYSE American and, as a result, would qualify for, and could rely on, exemptions from certain corporate governance requirements.
Following the expiration of certain time and voting restrictions in the Investor Rights Agreement on August 8, 2023, the Bennetts gained control of a majority of the voting power of our equity securities. For a period of five years after the effective date of the Investor Rights Agreement, the Bennetts have agreed not to elect, or to cause the Company to elect, to be exempt from the NYSE American’s corporate governance requirements on account of the Company’s status as a “controlled company.” As a result, we may be a “controlled company” within the meaning of the corporate governance standards of the NYSE American after such time. Currently, under the rules of the NYSE American, a company for which more than 50% of the outstanding voting power is held by an individual, group, or another company is a “controlled company” and may elect to be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:
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
On December 20, 2023, the Company received a Notice from the NYSE American that it was not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and (ii) of the Company Guide. Specifically, the Notice indicated that the Company was not in compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide, requiring a listed company to have stockholders’ equity of (i) at least $2.0 million if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years and (ii) at least $4.0 million if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. The Company reported a stockholders’ deficit of $304.6 million as of December 31, 2023, and had losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2023. The Company submitted a plan to the NYSE American on January 12, 2024 addressing how it intends to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide by June 20, 2025, or sooner if the NYSE American determines that the nature and circumstances of the Company’s continued listing status warrant a shorter period of time.
On February 27, 2024, the Company received notification from the NYSE American that it had accepted the Company’s plan and granted a plan period through June 20, 2025. During the plan period the Company will be subject to quarterly review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by June 20, 2025, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings.
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
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the Internal Revenue Service, and other federal, state and local governmental bodies and agencies. We also are responsible for managing the regulatory aspects of Ashford Trust and Braemar, including compliance with applicable REIT rules. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business or the businesses of Ashford Trust, Braemar or other entities that we advise, we could be subjected to extensive investigations as well as substantial penalties, and our business and operations could be materially adversely affected. We also will have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. While we have designed policies to appropriately operate our business and the entities we advise, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
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
The majority of base advisory fees that we earn in our asset management business are based on the total market capitalization of the entities that we advise. Accordingly, our base fees are expected to increase if we are able to successfully raise capital in the debt and equity markets for our existing and potential clients. Conversely, our base fees are expected to decrease if the total market capitalization of our existing clients declines. Further, the incentive fees we earn in our asset management business will be primarily driven by the outperformance of our clients as compared with their respective peers, based on total stockholder return. Recently, the total market capitalization of our clients has declined significantly, which reduces the amount of the base asset management fees paid pursuant to our advisory agreements with our clients and reduces the likelihood that we will earn an incentive fee for this year.
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
We are predominantly dependent on Ashford Trust and Braemar as our primary asset management clients for a substantial portion of our operating revenues, the loss of either of which, or their failure or inability to pay any amounts owed to us, including under their advisory agreements, could adversely affect our business, financial condition, prospects and results of operations. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry.
Ashford Trust and Braemar are our largest clients for which we currently provide asset management and advisory services. Ashford Trust and Braemar are also customers of our consolidated subsidiaries that provide products and services to the hospitality industry. Therefore, our business is subject to the risks of the businesses of Ashford Trust and Braemar. The loss or failure of either client, termination of either advisory agreement, the failure or inability of either client to pay us any amounts owed under their respective advisory agreements or other contracts, and particularly their failure or inability to pay all or a portion of any applicable termination fee, would adversely affect our business, financial condition, prospects and results of operations. Additionally, these clients could sell assets over time or lose hotels to lenders who have foreclosed on loans secured by our clients’ properties, decreasing their total market capitalization, and thereby cause our advisory fees and other revenues to decrease, which would adversely affect our results of operations and financial condition.
We depend on our key personnel with long-standing business relationships. The loss of such key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our management team and key employees of the businesses we have acquired and may in the future acquire. In particular, the hotel industry and/or investment experience of Messrs. Monty J. Bennett, Alex Rose, Deric S. Eubanks and Justin Coe and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of our management or investment teams could harm our business and our prospects.

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
We have in the past, and may in the future, make certain strategic acquisitions of complementary businesses, such as our recent acquisition of Alii Nui. Our acquisitions may not achieve our goals, and we may not realize benefits from acquisitions. Any integration process will require significant time and resources, and we may not be able to manage the process successfully or fully realize all of the anticipated benefits and synergies from our acquisitions. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Further, the companies we acquire may require increases in working capital and capital expenditure investments to fund their growth, and may not achieve anticipated revenue, earnings or cash flows, including as a result of the loss of any key employees or declines in hotel occupancy and/or revenue per available room due to COVID-19 or other factors.
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
Pursuant to Section 78.378(1) of the NRS, the Company has elected not to be governed by the provisions of Nevada state law applicable to the acquisition of a controlling interest in the stock of the Company, as set forth in NRS Sections 78.378 to 78.3793, involving the acquisition of a controlling interest in the stock of the Company by: (i) Mr. Archie Bennett, Jr.; (ii) Mr. Monty J. Bennett; (iii) MJB Investments; (iv) any present or future affiliate of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett; (v) Ashford Trust; (vi) Braemar; or (vii) any other entity that is advised by the Company or its controlled affiliates through an advisory agreement. In addition, the control share provisions only apply to corporations that have 200 or more stockholders of record, at least 100 of whom have had Nevada addresses appearing on the stock ledger of the corporation for at least 90 days before the date on which the applicability of those provisions is determined. As of December 31, 2023, none of our record stockholders had a Nevada address appearing on our stock ledger.
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
We are increasingly dependent on information technology, and cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.
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
We may purchase some of our information technology from vendors, on whom our systems depend, and rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications are subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, we have dedicated additional resources to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner.
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
The properties owned by Ashford Trust, Braemar and Stirling are susceptible to extreme weather conditions which may cause property damage or interrupt business, which could harm our business and results of operations. Certain of the properties owned by Ashford Trust, Braemar and Stirling are located in areas that may be subject to extreme weather conditions, including but not limited to, hurricanes, floods, tornadoes and winter storms in the United States. Insurance may not fully cover all losses and, depending on the severity of the event and the impact on such properties, such insurance may not cover a significant portion of the losses, including, but not limited to, the costs associated with evacuation. These losses may lead to an increase of our cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.
Changes in laws, regulations, or policies may adversely affect our business.
The laws and regulations governing our business or the businesses of our clients, or the regulatory or enforcement environment at the federal level or in any of the states in which we or our clients operate, may change at any time and may have an adverse effect on our business. For example, the Tax Cuts and Jobs Act (“TCJA”) limits the future deductions of interest expense we may incur. We are unable to predict how any future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.
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
The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA became effective in fiscal 2023, and the Treasury Department and IRS have announced their intention to continue to release and finalize regulations and other guidance implementing the IRA in fiscal 2024. We do not believe these tax law changes will have applicability to the Company or its operating activity.

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
As of December 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $28.5 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. On each of April 14, 2023, July 12, 2023 and October 11, 2023 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2023. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed dividend payments in January of 2024 and the years ended December 31, 2021, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire us while the plan remains in effect.
We have in effect a shareholder rights plan that was adopted in response to recent volatility of the stock market and trading of our common stock and is intended to protect the Company and its stockholders from the efforts to obtain control or rapid share accumulations that are inconsistent with the best interests of the Company and its stockholders. The Rights will be exercisable ten days following the earlier of the public announcement that a stockholder (other than us, one of our subsidiaries or employee benefit plans or Mr. Monty J. Bennett and certain of his affiliates and associates) has acquired beneficial ownership of 7% or more of our common stock without the approval of our board of directors or the announcement of a tender offer or exchange offer that would result in the ownership of 7% or more of our common stock by a person or group of persons (other than one or more of the excluded persons described above). The Rights also become exercisable if a person or group that already beneficially owns 7% or more of our common stock (other than one or more of the excluded persons described above) acquires any additional shares of our common stock without the approval of our board of directors. If the Rights become exercisable, all Rights holders (other than the person/entity triggering the Rights) will be entitled to acquire certain of our securities at a substantial discount. The Rights may substantially dilute the stock ownership of a person or group attempting to take over our company without the approval of our board of directors, and the rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock, without first negotiating with our board of directors.
Risks Related to Conflicts of Interest
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.

As of December 31, 2023, the Bennetts directly or indirectly beneficially owned approximately 65.0% of our outstanding common stock (including shares and all unpaid accrued and accumulating dividends of Series D Convertible Preferred Stock on an as-converted basis.) Following the expiration of certain time and voting restrictions in the Investor Rights Agreement on August 8, 2023, the Bennetts gained control of a majority of the voting power of our equity securities As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, at such time, the holders of our Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
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
As of December 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $28.5 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. On each of April 14, 2023, July 12, 2023 and October 11, 2023 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2023. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although we missed dividend payments in January 2024 and in the year ended December 31, 2021, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
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
Our separation and distribution agreement, our advisory agreements, our amended and restated mutual exclusivity agreements, the tax matters agreement, the hotel services agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisitions of Premier and Remington, were not negotiated on an arm’s-length basis, and we may be unable to enforce or may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford Trust, Braemar and Stirling and/or pending or future legal proceedings.
Because certain of our officers are also officers of Ashford Trust, Braemar and Stirling and have ownership interests in Ashford Trust, Braemar and Stirling, our separation and distribution agreements, our advisory agreements, our amended and restated mutual exclusivity agreements, the tax matters agreement, the hotel services agreement and other agreements entered into in connection with our separation from Ashford Trust, and the agreements entered into with Ashford Trust and Braemar in connection with our acquisitions of Premier and Remington, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third-party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Braemar and Stirling.
Our deferred compensation obligations may dilute your interest in our common stock.
Our deferred compensation plan has only one participant, Mr. Monty J. Bennett, our chairman and chief executive officer. Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, was issued all of his shares under the deferred compensation plan during the fiscal year ended December 31, 2022. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2026. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of five years, if he notifies the Company 12 months prior to the scheduled distributions.
Our relationships with Ashford Trust, Braemar and Stirling could create significant conflicts of interest.
Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chairman of the board of Ashford Trust, chairman of the board of Braemar and chief executive officer and board member of Stirling. Mr. Monty J. Bennett’s obligations to Ashford Trust, Braemar and Stirling reduce the time and effort he spends managing our company, and his duties to us as a director and officer may conflict with his duties to, and pecuniary interest in, Ashford Trust, Braemar and Stirling.
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
On each of April 14, 2023, July 12, 2023 and October 11, 2023 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2023. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
As of December 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $28.5 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
The holders of the Series D Convertible Preferred Stock are expected to benefit from significant cash flows that may create conflicts of interest in our management.
The Bennetts and other sellers of the project and hotel management businesses were issued Series D Convertible Preferred Stock in consideration for the sale of such businesses. Each share of Series D Convertible Preferred Stock has a cumulative dividend rate of 7.28% per year. In addition, if the Company fails to pay dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods the dividend rate increases to 10% per year until paid in full.

As of December 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $28.5 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. On each of April 14, 2023, July 12, 2023 and October 11, 2023 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2023. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
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
Certain of our executive officers, who are also executive officers or board members of Ashford Trust, Braemar, Stirling or all three, including our chairman of the board and chief executive officer, who is also chairman of the board of Ashford Trust, Braemar and Stirling, face competing demands relating to their time as well as potential conflicts of interest, and this may adversely affect our operations.
Certain of our executive officers are also executive officers or board members of Ashford Trust, Braemar, Stirling, or all three. Because our executive officers have duties to Ashford Trust, Braemar or Stirling, as applicable, as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company, Ashford Trust, Braemar and Stirling, as applicable, and they will continue to face increasing conflicts as we advise additional companies and platforms.
The organization and management of Ashford Trust, Braemar and Stirling and any companies we may advise in the future may create conflicts of interest.
We are or will be party to advisory and other agreements with Ashford Trust, Braemar and Stirling. These entities, along with any other businesses we may advise in the future will acquire assets consistent with their respective initial investment guidelines, but in each case, we will have discretion to determine which investment opportunities satisfy each such entity’s initial investment guidelines. If, however, either Ashford Trust, Braemar and Stirling materially changes their investment guidelines without our express consent, we are required to use our best judgment to allocate investment opportunities to Ashford Trust, Braemar and Stirling and other entities we advise, taking into account such factors as we deem relevant, in our discretion, subject to any then-existing obligations we may have to such other entities. If a portfolio investment opportunity cannot be equitably divided by asset type and acquired on the basis of such asset types in satisfaction of each such entity’s investment guidelines, we will allocate investment opportunities between Ashford Trust, Braemar and Stirling and any other businesses we advise in a fair and equitable manner, consistent with such entities’ investment objectives. When determining the entity for which such a portfolio investment opportunity would be the most suitable, our investment professionals have substantial discretion and may consider, among other factors, the following:
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
In order to minimize any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted a conflict of interest policy to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors, officers, or employees, Ashford Trust, Braemar or Stirling has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise. In addition, the transactions and agreements entered into in connection with our formation prior to the separation and distribution have not been approved by any independent or disinterested persons.
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
Higher interest rates have increased our interest costs on our variable-rate debt and such costs may remain high.
As of December 31, 2023, our total indebtedness of $141.1 million included $133.5 million of variable-rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for preferred dividend payments, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described above under “We may incur additional debt at the corporate level from time to time, which may materially and adversely affect our financial condition and results of operations.”

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy. The Company’s information security program consists of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, sensitive data management, electronic communication, risk/security reporting, incident response planning and business continuation planning. The information technology department (“IT Department”), which includes the cybersecurity department (“IT Security Department”), is responsible for implementing such processes and coordinating with the Human Resources Department to align training and onboarding efforts with such processes. The IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, the IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging its cyber insurance broker, AON, plc, to complete a benchmarking evaluation to compare the Company’s cybersecurity posture against peers and (ii) engaging cyber risk readiness and response company, Netdiligence®, to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer, Vice President of IT, and the Information Security Manager. The Information Security Manager provides a weekly report to the Vice President of IT, which contains an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Vice President of IT provides such report to the Chief Financial Officer on a quarterly basis. The Audit Committee of the Board is then briefed each quarter on the occurrence of any cybersecurity incidents. The Board will also be provided an overview of the information security program on an annual basis, including updates on the IT team, IT training, implementation of IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.
Item 2. Properties
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Our consolidated businesses lease other office and warehouse facilities. See note 9 in our consolidated financial statements.
Item 3. Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2023, no amounts have been accrued.

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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed related to the cyber incident. The suits are currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend these matters and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
Our common stock has been listed and traded on the NYSE American under the symbol “AINC” since November 13, 2014. Prior to that time, there was no public market for our common stock. On March 25, 2024, there were approximately 510 holders of record.
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
No dividends on our common stock have been declared or paid as of and for the years ended December 31, 2023, 2022 and 2021.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,709,860	(2)	65.48	(2)	593,082	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,709,860		65.48		593,082
____________________
(1) As of December 31, 2023, 593,082 shares of our common stock, or securities convertible into 593,082 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 750,949 shares of our common stock, or securities convertible into 750,949 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2024.
(2) As of December 31, 2023, we have an obligation to issue 195,579 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for Mr. Monty J. Bennett, our chairman and chief executive officer. The plan allows the participant to defer up to 100% of his base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock which will be issued in quarterly installments over five years beginning in 2026. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. See further discussion in the Risk Factors section and note 17 in our consolidated financial statements.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, and the Dow Jones Asset Manager Index for the period from December 31, 2018 through December 31, 2023, assuming an initial investment of $100 in stock on December 31, 2018, with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 Stock Index and the Dow Jones Asset Manager Index

250
200
150
100
50
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Ashford Inc.
S&P 500
Dow Jones Asset Manager Index

Purchases of Equity Securities by the Issuer
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.001 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2023. The maximum aggregate dollar value that may yet be purchased under the Repurchase Program is $20 million.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	933	$—	(2)	—	$20,000,000
November 1 to November 30	668	$—	(2)	—	$20,000,000
December 1 to December 31	62	$—	(2)	—	$20,000,000
Total	1,663	$—		—
____________________
(1) No shares were repurchased under the Repurchase Program during the three months ended December 31, 2023.
(2) There is no cost associated with the forfeiture of 933, 688, and 62 restricted shares of our common stock in October, November and December, respectively.
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
Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust, Braemar, Stirling and our consolidated subsidiary TSGF L.P. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of March 25, 2024, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust, Braemar and Stirling, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 610,261 shares of our common stock, which represented an approximately 17.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,233,572 shares of Ashford Inc. common stock, which if converted as of March 25, 2024 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 63.2%.
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) insurance policies covering general liability, workers’ compensation, business automobile claims and insurance claims services; (x) debt placement and related services; (xi) real estate advisory and brokerage services; and (xii) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford LLC, Ashford Services, Warwick and their respective subsidiaries.
We seek to grow through the implementation of three primary strategies: (i) increasing our assets under management; (ii) pursuing third-party business to grow our products and services businesses; and (iii) acquiring additional businesses which align with our strategic initiatives.
We are currently the advisor for Ashford Trust, Braemar, Stirling and TSGF L.P. In our capacity as advisor, we are responsible for implementing the investment strategies and managing the day-to-day operations of our clients and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of each client’s respective boards of directors. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have RevPAR generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Stirling invests in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and became our client on December 6, 2023. TSGF L.P. invests in all types of real estate in the state of Texas. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code. The common stock of each of Ashford Trust and Braemar is traded on the NYSE. Stirling is privately held and Stirling’s subsidiary Stirling OP is consolidated by Ashford Trust. TSGF L.P. is a privately held, consolidated subsidiary of the Company.
We provide the personnel and services that we believe are necessary for each of our clients to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of our client’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar, Stirling and third parties. As of December 31, 2023, Remington provided hotel management services to 122 properties that were open and operating, 54 of which were owned by third parties.

Recent Developments
On January 3, 2023, the Company acquired Remington Hotel Corporation (“RHC”), an affiliate owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis. The transaction was accounted for as an asset acquisition. See note 19.
On March 17, 2023, RED acquired certain privately held entities and assets associated with the Alii Nui and Maui Dive Shop (“Alii Nui”), which provides luxury sailing and watersports experiences in Maui, Hawaii, for a total purchase price of $11.0 million, excluding working capital adjustments. The purchase price consisted of $8.0 million in cash, subject to certain adjustments, $1.0 million of contingent consideration and 80,000 Preferred Units issued by RED (the “RED Units”) issued at $25 per unit for a total liquidation value of $2.0 million. See note 4 in our consolidated financial statements.
On March 24, 2023, INSPIRE amended its credit agreement dated as of November 1, 2017 (the “INSPIRE Amendment”). The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s revolving credit facility (the “Revolving Note”) from $3.0 million to $6.0 million, provides for a $20.0 million senior secured term loan (“Term Note”) and an equipment note (“Equipment Note” and together with the Revolving Note and the Term Note, the “Notes”) pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. See note 8 in our consolidated financial statements.
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
On August 21, 2023 (the “Investment Date”), the Company invested $2.5 million to acquire 51% of the equity of TSGF L.P., a fund which provides a growth-oriented investment product focused on commercial real estate in the State of Texas. The Company consolidated TSGF L.P. as of the Investment Date as management concluded TSGF L.P. is a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. Our interests in TSGF L.P. were accounted for as an asset acquisition. The approximately $5.0 million of total assets consolidated on the Investment Date included an investment of $4.5 million, $274,000 of cash and cash equivalents and other immaterial assets related to working capital. Subsequent to the Investment Date, Ashford Securities, a subsidiary of the Company, raised an additional $4.9 million in capital on behalf of TSGF L.P. through December 31, 2023, which is included in “noncontrolling interests in consolidated entities” in our consolidated balance sheet. Ashford Securities has raised $9.7 million of capital in total for TSGF L.P. through December 31, 2023, which comprises $2.5 million from the Company and $7.2 million from other investors. The $7.2 million of capital raised from other investors includes $2.3 million of capital raised by Ashford Securities prior to the Investment Date.
On December 5, 2023, Mark Nunneley, the Company’s Chief Accounting Officer (“CAO”), voluntarily resigned from his role as the CAO and all other positions he held with the Company effective December 31, 2023. Mr. Nunneley accepted the position of Senior Managing Director of the Company in which role he remains employed on a full-time basis to provide strategic advice and be responsible for special projects as requested by the Company. Effective January 1, 2024, Justin Coe, formerly the Company’s Senior Vice President of Accounting, was appointed to fill the role of CAO.
On December 6, 2023, the Company entered into an advisory agreement with Stirling and Stirling’s subsidiary Stirling OP. The term of the advisory agreement with Stirling is one year from the effective date of December 6, 2023 subject to an unlimited number of successive, automatic one-year renewals unless terminated by the Company or Stirling’s board of directors. See note 19 in our consolidated financial statements.
On December 19, 2023, the Company incorporated our insurance subsidiary Warwick, which is licensed by the Texas Department of Insurance. Effective December 19, 2023, Ashford Inc. and Warwick entered into a loss portfolio transfer agreement whereby Ashford Inc. agreed to transfer the existing cash reserves and liabilities for Ashford Trust and Braemar’s general liability and workers’ compensation policies from January 1, 2014 through December 31, 2023 to Warwick pursuant to approvals obtained from the independent members of the boards of directors of Ashford Trust and Braemar. This transaction eliminated in consolidation. On the same date, Ashford Inc. and Remington entered into general liability and workers’ compensation insurance policies, respectively, with Warwick with agreed upon annual premiums of $4.7 million and $6.0 million, respectively, for a coverage period of one year.
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford Trust (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require Ashford Trust pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under Ashford Trust’s loan agreements resulting in the foreclosure of Ashford Trust’s hotel properties, (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement between Ashford Trust and Remington Hospitality and the master project management agreement between Ashford Trust and Premier until Ashford Trust’s Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments, (iii) reduces the Consolidated Tangible Net Worth covenant (as defined in the Third Amended and Restated Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received), (iv) revise the criteria that would constitute a Company Change of Control (as defined in the Third Amended and Restated Advisory Agreement), (v) revise the definition of termination fee to provide for a minimum amount of such termination fee and (vi) revise the criteria that would constitute a voting control event.
Other Developments
Change in Control
On August 8, 2023, the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019 and entered into by and among the Company, Mr. Archie Bennett Jr. and Mr. Monty J. Bennett (the “Bennetts”) and other holders of the Company’s Series D Convertible Preferred Stock (the “Investor Rights Agreement”), expired. As a result, the Bennetts may now vote their full ownership interests in the Company as they determine at their sole discretion. Upon the expiration of the voting cap, the Bennetts controlled a majority of the Company’s voting securities, resulting in a change of control of the Company. As of August 8, 2023, the Bennetts owned approximately 610,261 shares of our common stock and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into approximately 4,152,301 shares of Ashford Inc. common stock, resulting in a combined ownership interest in Ashford Inc. of approximately 64.6%. The Company elected the accounting policy option as allowed under Accounting Standards Codification (“ASC”) 805, Business Combinations, to continue to use Ashford Inc.’s historical accounting basis rather than apply pushdown accounting.
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
Other
On December 20, 2023, the Company received notification (the “Letter”) from the NYSE American that it was not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and (ii) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Letter indicated that the Company was not in compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide, requiring a listed company to have stockholders’ equity of (i) at least $2.0 million if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years and (ii) at least $4.0 million if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. The Company reported a stockholders’ deficit of $304.6 million as of December 31, 2023, and had losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2023. The Company submitted a plan to the NYSE American on January 12, 2024 addressing how it intends to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide by June 20, 2025, or sooner if the NYSE American determines that the nature and circumstances of the Company’s continued listing status warrant a shorter period of time.
The Company received notification from the NYSE American on February 27, 2024, that it had accepted the Company’s plan and granted a plan period through June 20, 2025. During the plan period, the Company will be subject to quarterly review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by June 20, 2025, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
REVENUE
Advisory services fees	$47,948	$48,381	$(433)	(0.9)%
Hotel management fees	52,561	46,548	6,013	12.9%
Design and construction fees	27,740	22,167	5,573	25.1%
Audio visual	148,617	121,261	27,356	22.6%
Other	43,433	44,312	(879)	(2.0)%
Cost reimbursement revenue	426,496	361,763	64,733	17.9%
Total revenues	746,795	644,432	102,363	15.9%
EXPENSES
Salaries and benefits	92,144	76,521	(15,623)	(20.4)%
Cost of revenues for design and construction	11,666	8,359	(3,307)	(39.6)%
Cost of revenues for audio visual	108,754	84,986	(23,768)	(28.0)%
Depreciation and amortization	28,222	31,766	3,544	11.2%
General and administrative	46,276	34,004	(12,272)	(36.1)%
Other	25,281	25,828	547	2.1%
Reimbursed expenses	426,507	361,375	(65,132)	(18.0)%
Total expenses	738,850	622,839	(116,011)	(18.6)%
OPERATING INCOME (LOSS)	7,945	21,593	(13,648)	(63.2)%
Equity in earnings (loss) of unconsolidated entities	(702)	392	(1,094)	(279.1)%
Interest expense	(14,208)	(9,996)	(4,212)	(42.1)%
Amortization of loan costs	(1,051)	(761)	(290)	(38.1)%
Interest income	1,798	371	1,427	384.6%
Realized gain (loss) on investments	(80)	(121)	41	33.9%
Other income (expense)	747	(25)	772	3,088.0%
INCOME (LOSS) BEFORE INCOME TAXES	(5,551)	11,453	(17,004)	(148.5)%
Income tax (expense) benefit	544	(8,530)	9,074	106.4%
NET INCOME (LOSS)	(5,007)	2,923	(7,930)	(271.3)%
Net (income) loss from consolidated entities attributable to noncontrolling interests	880	1,171	(291)	(24.9)%
Net (income) loss attributable to redeemable noncontrolling interests	(501)	(448)	(53)	(11.8)%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(4,628)	3,646	(8,274)	(226.9)%
Preferred dividends, declared and undeclared	(36,193)	(36,458)	265	0.7%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,821)	$(32,812)	$(8,009)	(24.4)%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $8.0 million to a $40.8 million loss for the year ended December 31, 2023 (the “2023 period”) compared to a $32.8 million loss for the year ended December 31, 2022 (the “2022 period”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $102.4 million, or 15.9%, to $746.8 million for 2023 compared to 2022 due to the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$47,159	$47,592	$(433)	(0.9)%
Incentive advisory fees (2)	268	268	—	—%
Other advisory revenue (3)	521	521	—	—%
Total advisory services fees revenue	47,948	48,381	(433)	(0.9)%

Hotel management fees:
Base management fees	37,651	34,072	3,579	10.5%
Incentive management fees	5,569	8,533	(2,964)	(34.7)%
Other management fees	9,341	3,943	5,398	136.9%
Total hotel management fees revenue (4)	52,561	46,548	6,013	12.9%

Design and construction fees revenue (5)	27,740	22,167	5,573	25.1%

Audio visual revenue (6)	148,617	121,261	27,356	22.6%

Other revenue:
Watersports, ferry and excursion services (7)	34,057	26,309	7,748	29.4%
Debt placement and related fees (8)	4,634	4,222	412	9.8%
Premiums earned (9)	375	—	375
Cash management fees (10)	256	135	121	89.6%
Claims management services (11)	12	20	(8)	(40.0)%
Other services (12)	4,099	13,626	(9,527)	(69.9)%
Total other revenue	43,433	44,312	(879)	(2.0)%

Cost reimbursement revenue (13)	426,496	361,763	64,733	17.9%

Total revenues	$746,795	$644,432	$102,363	15.9%

REVENUES BY SEGMENT (14)
Advisory	$78,960	$77,347	$1,613	2.1%
Remington	424,322	356,435	67,887	19.0%
Premier	39,947	32,247	7,700	23.9%
INSPIRE	148,829	121,418	27,411	22.6%
RED	34,150	26,335	7,815	29.7%
OpenKey	1,586	1,484	102	6.9%
Corporate and other	19,001	29,166	(10,165)	(34.9)%
Total revenues	$746,795	$644,432	$102,363	15.9%
________
(1)The decrease in base advisory fees is primarily due to lower revenue of $1.6 million from Ashford Trust offset by higher revenue of $1.2 million from Braemar. See note 3 in our consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)Incentive advisory fees for 2023 includes the pro rata portion of the second year installment of the Braemar 2022 incentive advisory fee which was paid in January 2024. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023, 2022 and 2021 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023 and 2021 measurement period.

(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheet and is being recognized evenly over the initial 10-year term of the agreement.
(4)    The increase in hotel management fees revenue is due to higher base management fees and other management fees. Base management fees from Ashford Trust and third parties increased by $1.6 million and $2.5 million, respectively, offset by a decrease of $488,000 from Braemar. Other management fees increased $5.4 million primarily due to various management fees earned from third parties which began in the first quarter of 2023 and due to the timing of Remington’s acquisition of Chesapeake in April of 2022. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third party properties. Incentive management fees from Ashford Trust, Braemar and third parties decreased by $1.1 million, $786,000 and $1.1 million, respectively.
(5)    The increase in design and construction fees revenue is primarily due to higher revenue from Ashford Trust, Braemar and third parties of $4.3 million, $435,000 and $828,000, respectively, due to increased capital expenditures from our clients.
(6)    The $27.4 million increase in audio visual revenue is primarily due to an increase in demand for group events in 2023.
(7)    The $7.7 million increase in watersports, ferry and excursion services revenue is due to an increase of $6.6 million from RED’s acquisition of Alii Nui in the first quarter of 2023 and increases of $122,000 and $1.7 million in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $747,000 from RED’s operations in the continental U.S.
(8)    The increase in debt placement and related fee revenue is due to higher revenue of $1.4 million from Braemar offset by lower revenue of $1.0 million from Ashford Trust. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services. The decrease in revenue from Ashford Trust in 2023 is primarily due to the expiration of the Ashford Trust Agreement with Lismore on April 6, 2022. Debt placement and related fees revenue related to the Ashford Trust Agreement in 2022 were $2.4 million.
(9)    Premiums earned is recognized by our insurance subsidiary, Warwick, from insurance premiums related primarily to general liability and workers’ compensation contracts incurred on behalf of our clients Ashford Trust, Braemar and third-party clients and their respective management companies.
(10)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(11)    Claims management services include revenue earned from providing insurance claim assessment and administration services to Ashford Trust and Braemar.
(12)    Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties. Other revenue additionally includes Marietta prior to Ashford Trust’s acquisition of Marietta on December 16, 2022. The decrease in other services revenue is primarily due to the sale of Marietta, which recognized $9.8 million of revenue in 2022.
(13)    The increase in cost reimbursement revenue in 2023 is primarily due to an increase in Remington’s cost reimbursement revenue of $62.0 million from Remington’s acquisition of Chesapeake in April of 2022. The increase is additionally due to an increase of $2.1 million in Premier’s cost reimbursement revenue due to our clients’ increased capital expenditures in 2023 compared to 2022 and an increase of $1.9 million in cost reimbursement revenue in 2023 related to reimbursable advisory expenses for Ashford Trust and Braemar.
(14)    See note 21 in our consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $15.6 million, or 20.4%, to $92.1 million for 2023 compared to 2022. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Salaries and benefits:
Salary expense (1)	$55,751	$45,432	$10,319
Bonus expense (2)	18,735	16,859	1,876
Benefits related expenses (3)	17,758	11,174	6,584
Total salary, bonus, and benefits related expenses	92,244	73,465	18,779
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants (4)	130	1,398	(1,268)
Employee equity grant expense	1,729	2,135	(406)
Total equity-based compensation	1,859	3,533	(1,674)
Non-cash (gain) loss in deferred compensation plan (5)	(1,959)	(477)	(1,482)
Total salaries and benefits	$92,144	$76,521	$15,623
________
(1)    The increase in salary expense is due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to 2022 and $3.4 million of expense recognized in 2023 related to Mr. Welter’s termination agreement with the Company. See note 13 in our consolidated financial statements.
(2)    The increase in bonus expense is primarily due to a reduction to the Company’s bonus accrual in 2022 due to Mr. Welter’s departure from the Company and increased headcount at both the Company’s corporate office and our subsidiaries’ corporate offices compared to 2022.
(3)    The increase in benefits related expenses is primarily due to an increase in corporate employees at both the Company’s corporate office and our subsidiaries’ corporate offices compared to 2022. Increases include $1.8 million in benefits related expenses associated with a new health insurance services management fee which Remington introduced in the first quarter of 2023 and $1.3 million in employee health insurance benefit related expenses which increased due to the timing of Remington’s acquisition of Chesapeake in April of 2022.
(4)    The decrease in Class 2 LTIP units and stock grant expense in 2023 primarily relates to the vesting of previously issued stock option grants which were subject to a three-year vesting period. Beginning in 2020, the Company began to issue restricted stock in lieu of stock options under its equity incentive program.
(5)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in 2023 and 2022 are primarily attributable to decreases in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 17 in our consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction increased $3.3 million, or 39.6% to $11.7 million during 2023 compared to $8.4 million for 2022 due to increased capital expenditures by our clients as well as higher salary and benefits-related expenses from an increase in employee headcount involved in Premier’s operations.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $23.8 million, or 28.0%, to $108.8 million during 2023 compared to $85.0 million for 2022, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $3.5 million, or 11.2%, to $28.2 million for 2023 compared to 2022. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement and the sale of Marietta to Ashford Trust in the fourth quarter of 2022. Depreciation and amortization expense for 2023 and 2022 excludes depreciation expense related to audio visual equipment of $5.2 million and $4.9 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for 2023 and 2022 related to marine vessels in the amount of $2.0 million and $1.4 million, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $12.3 million, or 36.1%, to $46.3 million for 2023 compared to 2022. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Professional fees (1)	$12,673	$9,900	$2,773
Office expense (2)	13,848	11,062	2,786
Public company costs	526	543	(17)
Director costs	1,715	1,802	(87)
Travel and other expense (3)	16,455	9,775	6,680
Non-capitalizable - software costs	1,059	922	137
Total general and administrative	$46,276	$34,004	$12,272
________
(1)    The increase in professional fees in 2023 is primarily due to transaction costs related to the formation of both Stirling and Warwick in 2023.
(2)    The increase in office expense in 2023 is primarily due to an increase in INSPIRE’s operations compared to 2022 and Remington and RED’s acquisitions of Chesapeake and Alii Nui in April of 2022 and March of 2023, respectively.
(3)    The increase in travel and other expenses is primarily due to corporate business development and related costs incurred in 2023 and increases in the Company’s business travel and other related expenses for our products and services companies in 2023. The increase in travel and other expenses is also due to increased charitable donations of $2.0 million in 2023.
Other. Other operating expense decreased $547,000, or 2.1%, to $25.3 million for 2023 compared to 2022. The decrease in 2023 was primarily due to a decrease of $7.0 million of operating expenses related to Marietta, which was acquired by Ashford Trust in December 2022. The decrease was offset by an increase of approximately $5.4 million of RED’s operating expenses. Other operating expenses for the 2023 and 2022 periods include losses on the sale of FF&E previously leased to Ashford Trust of $2.8 million and $2.8 million, respectively, under the Ashford Trust ERFP agreement and cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $65.1 million to $426.5 million during 2023 compared to $361.4 million for 2022 primarily due to an increase in hotel management reimbursed expenses due to the timing of Remington’s acquisition of Chesapeake in April of 2022.
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

	Year Ended December 31,
	2023	2022	$ Change
Cost reimbursement revenue	$426,496	$361,763	$64,733
Reimbursed expenses	426,507	361,375	65,132
Net total	$(11)	$388	$(399)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were a loss of $702,000 and earnings of $392,000 for 2023 and 2022, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our consolidated financial statements.

Interest Expense. Interest expense increased $4.2 million to $14.2 million during 2023 compared to $10.0 million for 2022. The increase is primarily due to an increase in the Company’s notes payable under our Credit Facility entered into in April of 2022, which had an outstanding balance of $100.0 million as of December 31, 2023. Interest expense in 2023 included expense of $10.7 million related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates during 2023. The average SOFR rate in 2023 was 5.01% and in 2022 the average LIBOR rate was 1.91%. The average Prime Rates in 2023 and 2022 were 8.20% and 4.85%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 8 in our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $1.1 million and $761,000 for 2023 and 2022, respectively. The increase is primarily due to the Company’s Credit Facility entered into in April of 2022. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 8 in our consolidated financial statements.
Interest Income. Interest income was $1.8 million and $371,000 for 2023 and 2022, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2023 period.
Realized Gain (Loss) on Investments. Realized loss on investments was $80,000 and $121,000 for 2023 and 2022, respectively. The realized loss on investments for 2023 and 2022 primarily relate to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 11 in our consolidated financial statements.
Other Income (Expense). Other income (expense) was income of $747,000 and expense of $25,000 in 2023 and 2022, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $9.1 million from $8.5 million in expense in 2022 to $544,000 of benefit in 2023. Current income tax expense decreased by $9.1 million from $12.8 million in 2022 to $3.7 million in 2023. Deferred income tax benefit decreased by $23,000 from $4.3 million in 2022 to $4.3 million in 2023. The decrease in total income tax expense is primarily due to a decrease in operating income and an increase in interest expense.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated a loss of $880,000 in 2023 and $1.2 million in 2022. See notes 2 and 14 in our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $501,000 in 2023 and $448,000 in 2022. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 15 in our consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, decreased $265,000 to $36.2 million during 2023 compared to $36.5 million for 2022. The decrease is due to the Company’s payment in April 2022 of $17.8 million of accrued and outstanding Series D Convertible Preferred Stock dividends for the quarters ended June 30, 2020 and December 31, 2020.

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
Loan Agreements—On March 31, 2023, the Company amended its Credit Agreement, previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences the Credit Facility in the amount of $100.0 million, including a $50.0 million term loan funded upon closing and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. On November 9, 2023, the Company drew the remaining balance available under the Credit Facility of $13.0 million. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. Undrawn balances of the Credit Facility were subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of December 31, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of December 31, 2023, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $6.0 million and $600,000, respectively.

As of December 31, 2023, principal and interest payment obligations related to the Company’s notes payable were as follows (in thousands):

	Principal Payments (1)	Interest Payments (2)
2024	$4,387	$15,864
2025	4,068	15,495
2026	6,189	15,167
2027	104,989	5,137
2028	12,711	1,055
Thereafter	8,724	2,265
Total payments	$141,068	$54,983
__________________
(1)     Principal payments assume no extension of existing extension options for each of the following five years and thereafter as of December 31, 2023.
(2)     For variable-rate indebtedness, interest obligations are estimated based on the respective Adjusted Term SOFR, BSBY Rate and Prime interest rates as of December 31, 2023. We have assumed that credit facility balances remain outstanding until maturity using the interest rates as of December 31, 2023.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $39.8 million and $27.6 million as of December 31, 2023 and December 31, 2022, respectively. For further discussion see note 8 in our consolidated financial statements.
Preferred stock dividends—As of December 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $28.5 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. On each of April 14, 2023, July 12, 2023 and October 11, 2023 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2023.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $28.5 million and $27.1 million at December 31, 2023 and 2022, respectively, are recorded as a liability in our consolidated balance sheets as “dividends payable.”
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
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares. See note 15 in our consolidated financial statements.

Other liquidity considerations—On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2023.
As of December 31, 2023, future minimum lease payments on operating leases and financing leases were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$5,956	$639
2025	5,323	395
2026	5,091	1,370
2027	4,942	234
2028	4,320	161
Thereafter	6,212	1,544
Total minimum lease payments	$31,844	$4,343
Imputed interest	(8,510)	(1,074)
Present value of minimum lease payments	$23,334	$3,269
Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2026. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of five years, if he notifies the Company 12 months prior to the scheduled distributions. As of December 31, 2023, the fair value of the DCP liability was $720,000.
The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of December 31, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $1.9 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of December 31, 2023 and December 31, 2022, we had $52.1 million and $44.4 million of cash and cash equivalents, respectively, and $23.2 million and $37.1 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC and Ashford Services and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in insured cash sweep accounts, which are fully insured by the FDIC. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest, principal payments, acquisitions and key money payments to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $18.8 million for the year ended December 31, 2023 compared to net cash flows provided by operating activities of $42.1 million for the year ended December 31, 2022. The decrease in cash flows from operating activities were primarily due to a decrease in earnings in the 2023 period and the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.

Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2023, net cash flows used in investing activities were $33.0 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $24.7 million, net cash paid to acquire Alii Nui of $6.7 million, net cash paid in the asset acquisition of TSGF L.P. of $2.2 million and issuances of notes receivable of $1.5 million. These were offset by cash inflows of $1.5 million in proceeds primarily received from the sale of FF&E to Ashford Trust, $1.0 million from proceeds from a note receivable and $849,000 of cash acquired in the asset acquisition of RHC.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2023, net cash flows provided by financing activities were $8.0 million. These cash flows consisted of $43.7 million of proceeds from borrowings on notes payable, $30.0 million of which related to the Company’s Credit Agreement, and $4.9 million of cash contributions from noncontrolling interests primarily related to third parties investing in the equity of our consolidated subsidiary TSGF L.P. These were offset by $34.8 million of dividend payments on the Series D Convertible Preferred Stock, $3.8 million of payments on notes payable, purchases of $359,000 of treasury stock, $688,000 of distributions to noncontrolling interests, $409,000 of loan cost payments and $419,000 of payments on finance leases.
For the year ended December 31, 2022, net cash flows used in financing activities were $10.7 million. These cash flows consisted of $43.9 million of dividend payments on the Series D Convertible Preferred Stock and $31.1 million of payments on notes payable which were primarily related to paying off the remaining balance of the Company’s Term Loan Agreement with Bank of America, N.A. Other cash flows used in financing activities consisted of $2.7 million of loan cost payments, $1.8 million of net payments on our revolving credit facilities, $1.2 million of payments on finance leases, $413,000 of distributions to noncontrolling interests, purchases of $270,000 of treasury stock and net repayments in advances to employees of $45,000 associated with tax withholdings for restricted stock vestings. These were offset by $70.4 million of proceeds from borrowings on notes payable, primary related to the Company’s Credit Agreement entered into in the second quarter of 2022, and $327,000 of contributions from Braemar from investments in OpenKey.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the related notes. Critical accounting estimates refers to those assumptions and approximations that may have a material impact on the amounts reported in the consolidated financial statements and the related notes due to the level of subjectivity involved in developing the estimate.
We believe that the following discussion addresses critical accounting estimates, representing those estimates considered most important to the portrayal of our consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on newly available information, or different assumptions or conditions, may affect amounts reported in future periods.
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
ASC 740 “Income Taxes” addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities in Mexico, the Dominican Republic, the U.S. Virgin Islands, and beginning in 2023 additionally Aruba, Puerto Rico and Costa Rica. Tax years 2019 through 2023 remain subject to potential examination by federal and certain state taxing authorities.
Insurance Reserves—The Company has insurance reserve liabilities for case-basis estimates of reported losses and incurred but not reported (“IBNR”) losses primarily from general liability and workers’ compensation which are calculated based upon loss projections utilizing industry data. In establishing its liability for losses and loss adjustment expenses, the Company utilizes the findings of an independent consulting actuary. An estimate of ultimate losses and loss expenses is projected at each reporting date. IBNR reserves are derived from the difference between projected ultimate losses and loss expenses incurred. Actuarial methodologies used by the consulting actuary include the Bornhuetter Ferguson, loss development, case reserve development, and pure premium methods. As adjustments to these estimates become necessary, such adjustments are reflected in “other” operating expenses in our consolidated statements of operations. Management believes that its aggregate liabilities for unpaid losses and loss adjustment expenses at period-end for our insurance subsidiary Warwick represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of losses. However, because of the uncertain nature of reserve estimates, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in estimating the liability. As a result, loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly different than the amount indicated in the financial statements.
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
Impairment of Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and RED. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we may elect to perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the income approach and the market value approach. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Management elected to perform a quantitative assessment for the Company’s current year annual impairment test. Based on the results of our annual impairment assessment, no impairment of goodwill or indefinite-lived intangible assets was indicated as of October 1, 2023. Additionally, no indicators of impairment were identified from the date of our impairment assessment through December 31, 2023.
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
Recently Issued Accounting Standards—In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt - Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We adopted ASU 2020-06 effective January 1, 2024 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other requirements, improves disclosures about a public entity’s reportable segments by requiring a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280 in interim periods. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the level of impact the adoption of ASU 2023-07 will have on the Company’s financial statements.
In November 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU requires consistent categories with greater disaggregation of information in the rate reconciliation and disclosure of income taxes paid be disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The Company continues to evaluate the level of impact the adoption of ASU 2023-09 will have on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At December 31, 2023, our total indebtedness of $141.1 million included $133.5 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2023, would be approximately $1.3 million annually. Interest rate changes have no impact on the remaining $7.6 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. INSPIRE has operations in Mexico and the Dominican Republic and Remington has operations in Costa Rica for which we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2023, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $116,000 for the twelve months ended December 31, 2023. Operations in the Dominican Republic and Costa Rica are not material. RED’s operations outside of the U.S. are primarily transacted in U.S. dollars, which is the official currency of the Turks and Caicos Islands.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ashford Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

Goodwill Impairment Assessment- Remington Reporting Unit

As described in Note 7 to the Company’s consolidated financial statements, the Company’s consolidated goodwill balance was $61.0 million as of December 31, 2023, which is allocated primarily to the Company’s Remington and RED reporting units. As described in Note 2, goodwill is assessed for impairment on an annual basis, or more often if events and circumstances indicate that impairment may have occurred. The Company determines the fair value of its reporting units using a blended analysis of the income and the market value approaches.

We identified the estimate of the fair value of the Company’s Remington reporting unit as part of the annual impairment assessment as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required under the income approach to determine forecasts of future revenues and expenses, the discount rate, and the terminal growth rate. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of individuals with specialized skill or knowledge.
The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the forecasts of future revenue and expenses utilized in the projected cash flows by (i) comparing the forecasts to historical revenue and expenses of the reporting unit and (ii) assessing forecasts of future revenues and expenses against industry metrics.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in (i) assessing the appropriateness of the valuation method and (ii) evaluating the reasonableness of the discount rate and terminal growth rate.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2015.

Dallas, Texas
March 27, 2024

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents ($7,574 and $5,523, respectively, attributable to VIEs)	$52,054	$44,390
Restricted cash	23,216	37,058
Restricted investment	128	303
Accounts receivable, net of allowance for credit losses of $2,090 and $175, respectively ($693 and $724, respectively, attributable to VIEs)	26,945	17,615
Due from affiliates	41	463
Due from Ashford Trust ($326 and $663, respectively, attributable to VIEs)	18,933	—
Due from Braemar ($24 and $52, respectively, attributable to VIEs)	714	11,828
Inventories ($386 and $394, respectively, attributable to VIEs)	2,481	2,143
Prepaid expenses and other assets ($530 and $747, respectively, attributable to VIEs)	16,418	11,226
Total current assets	140,930	125,026
Investments ($5,000 and $0, respectively, reported at fair value and attributable to VIEs)	9,265	4,217
Property and equipment, net ($707 and $666, respectively, attributable to VIEs)	56,852	41,791
Operating lease right-of-use assets	21,193	23,844
Deferred tax assets, net	4,358	—
Goodwill	61,013	58,675
Intangible assets, net	210,095	226,544
Other assets, net	1,101	2,259
Total assets	$504,807	$482,356
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses ($1,919 and $2,824, respectively, attributable to VIEs)	$54,837	$56,079
Dividends payable	28,508	27,285
Due to affiliates	—	15
Due to Ashford Trust	—	1,197
Deferred income ($210 and $444, respectively, attributable to VIEs)	11,963	444
Notes payable, net ($387 and $150, respectively, attributable to VIEs)	4,387	5,195
Finance lease liabilities	437	1,456
Operating lease liabilities	4,160	3,868
Claims liabilities and other	31,112	25,630
Total current liabilities	135,404	121,169
Deferred income ($1,192 and $1,495, respectively, attributable to VIEs)	6,415	7,356
Deferred tax liability, net	29,517	27,873
Deferred compensation plan	891	2,849
Notes payable, net	132,579	89,680
Finance lease liabilities	2,832	1,962
Operating lease liabilities	19,174	20,082
Other liabilities	2,590	3,237
Total liabilities	329,402	274,208
Commitments and contingencies (note 13)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	478,000	478,000
Redeemable noncontrolling interests	1,972	1,614
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,317,786 and 3,181,585 shares issued and 3,212,312 and 3,110,044 shares outstanding at December 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	299,304	297,715
Accumulated deficit	(609,312)	(568,482)
Accumulated other comprehensive income (loss)	(213)	78
Treasury stock, at cost, 105,474 and 71,541 shares at December 31, 2023 and December 31, 2022, respectively	(1,354)	(947)
Total equity (deficit) of the Company	(311,572)	(271,633)
Noncontrolling interests in consolidated entities	7,005	167
Total equity (deficit)	(304,567)	(271,466)
Total liabilities, mezzanine equity and equity (deficit)	$504,807	$482,356
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Advisory services fees	$47,948	$48,381	$47,566
Hotel management fees	52,561	46,548	26,260
Design and construction fees	27,740	22,167	9,557
Audio visual	148,617	121,261	49,880
Other	43,433	44,312	47,329
Cost reimbursement revenue	426,496	361,763	203,975
Total revenues	746,795	644,432	384,567
EXPENSES
Salaries and benefits	92,144	76,521	65,251
Cost of revenues for design and construction	11,666	8,359	4,105
Cost of revenues for audio visual	108,754	84,986	38,243
Depreciation and amortization	28,222	31,766	32,598
General and administrative	46,276	34,004	26,288
Impairment	—	—	1,160
Other	25,281	25,828	18,199
Reimbursed expenses	426,507	361,375	203,956
Total expenses	738,850	622,839	389,800
OPERATING INCOME (LOSS)	7,945	21,593	(5,233)
Equity in earnings (loss) of unconsolidated entities	(702)	392	(126)
Interest expense	(14,208)	(9,996)	(5,144)
Amortization of loan costs	(1,051)	(761)	(322)
Interest income	1,798	371	285
Realized gain (loss) on investments	(80)	(121)	(3)
Other income (expense)	747	(25)	(437)
INCOME (LOSS) BEFORE INCOME TAXES	(5,551)	11,453	(10,980)
Income tax (expense) benefit	544	(8,530)	162
NET INCOME (LOSS)	(5,007)	2,923	(10,818)
Net (income) loss from consolidated entities attributable to noncontrolling interests	880	1,171	678
Net (income) loss attributable to redeemable noncontrolling interests	(501)	(448)	215
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(4,628)	3,646	(9,925)
Preferred dividends, declared and undeclared	(36,193)	(36,458)	(35,000)
Amortization of preferred stock discount	—	—	(1,053)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,821)	$(32,812)	$(45,978)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(13.26)	$(11.26)	$(16.68)
Weighted average common shares outstanding - basic	3,079	2,915	2,756
Diluted:
Net income (loss) attributable to common stockholders	$(13.69)	$(11.26)	$(16.68)
Weighted average common shares outstanding - diluted	3,128	2,915	2,756
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME (LOSS)	$(5,007)	$2,923	$(10,818)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(291)	645	(19)
Unrealized gain (loss) on restricted investment	—	—	(409)
Less reclassification for realized (gain) loss on restricted investment included in net income	—	—	378
COMPREHENSIVE INCOME (LOSS)	(5,298)	3,568	(10,868)
Comprehensive (income) loss attributable to noncontrolling interests	880	1,171	678
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(501)	(448)	215
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(4,919)	$4,291	$(9,975)
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Balance at January 1, 2021	2,868	$3	$293,597	$(491,483)	$(1,156)	(32)	$(438)	$(121)	$(199,598)	19,120	$476,947	$1,834
Equity-based compensation	169	—	4,296	—	—	—	—	3	4,299	—	—	—
Purchase of treasury stock	(14)	—	—	—	—	(14)	(121)	—	(121)	—	—	—
Forfeiture of restricted common shares	(3)	—	37	—	—	(3)	(37)	—	—	—	—	—
Amortization of preferred stock discount	—	—	—	(1,053)	—	—	—	—	(1,053)	—	1,053	—
Dividends declared and undeclared - preferred stock	—	—	—	(35,000)	—	—	—	—	(35,000)	—	—	—
Deferred compensation plan distribution	3	—	51	—	—	—	—	—	51	—	—	—
Employee advances	—	—	180	—	—	—	—	—	180	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(3,392)	2,560	—	—	—	326	(506)	—	—	(1,648)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	734	734	—	—	—
Reallocation of carrying value	—	—	(374)	—	—	—	—	374	—	—	—	—
Redemption value adjustment	—	—	—	(98)	—	—	—	—	(98)	—	—	98
Foreign currency translation adjustment	—	—	—	—	(19)	—	—	—	(19)	—	—	—
Unrealized gain (loss) on available for sale securities	—	—	—	—	(409)	—	—	—	(409)	—	—	—
Reclassification for realized loss (gain) on available for sale securities	—	—	—	—	378	—	—	—	378	—	—	—
Net income (loss)	—	—	—	(9,925)	—	—	—	(678)	(10,603)	—	—	(215)
Balance at December 31, 2021	3,023	$3	$294,395	$(534,999)	$(1,206)	(49)	$(596)	$638	$(241,765)	19,120	$478,000	$69

Equity-based compensation	109	—	3,753	—	—	—	—	—	3,753	—	—	164
Purchase of treasury stock	(16)	—	—	—	—	(16)	(270)	—	(270)	—	—	—
Forfeiture of restricted common shares	(6)	—	81	—	—	(6)	(81)	—	—	—	—	—
Acquisition of Chesapeake	—	—	—	—	—	—	—	—	—	—	—	1,390
Dividends declared and undeclared - preferred stock	—	—	—	(36,458)	—	—	—	—	(36,458)	—	—	—
Employee advances	—	—	(45)	—	—	—	—	—	(45)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	327	327	—	—	—
Reallocation of carrying value	—	—	(469)	—	—	—	—	469	—	—	—	—
Redemption value adjustment	—	—	—	(32)	—	—	—	—	(32)	—	—	32
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(96)	(96)	—	—	(489)
Foreign currency translation adjustment	—	—	—	—	645	—	—	—	645	—	—	—
Other	—	—	—	(639)	639	—	—	—	—	—	—	—
Net income (loss)	—	—	—	3,646	—	—	—	(1,171)	2,475	—	—	448
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Equity-based compensation	136	—	2,054	—	—	—	—	—	2,054	—	—	364
Issuance of subsidiary common stock to noncontrolling interests	—	—	(493)	—	—	—	—	434	(59)	—	—	—
Purchase of treasury stock	(31)	—	—	—	—	(31)	(359)	—	(359)	—	—	—
Forfeiture of restricted common shares	(3)	—	48	—	—	(3)	(48)	—	—	—	—	—
Asset acquisition of TSGF L.P.	—	—	—	—	—	—	—	2,413	2,413	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(36,193)	—	—	—	—	(36,193)	—	—	—
Employee advances	—	—	(20)	—	—	—	—	—	(20)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,871	4,871	—	—	—
Redemption value adjustment	—	—	—	(9)	—	—	—	—	(9)	—	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(516)
Foreign currency translation adjustment	—	—	—	—	(291)	—	—	—	(291)	—	—	—
Net income (loss)	—	—	—	(4,628)	—	—	—	(880)	(5,508)	—	—	501
Balance at December 31, 2023	3,212	$3	$299,304	$(609,312)	$(213)	(105)	$(1,354)	$7,005	$(304,567)	19,120	$478,000	$1,972
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(5,007)	$2,923	$(10,818)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35,435	38,003	38,497
Change in fair value of deferred compensation plan	(1,959)	(477)	1,671
Equity-based compensation	2,412	4,045	4,553
Equity in (earnings) loss in unconsolidated entities	702	(392)	126
Deferred tax expense (benefit)	(4,281)	(4,258)	(5,056)
Change in fair value of contingent consideration	600	650	23
Impairment	—	—	1,160
(Gain) loss on disposal of assets	3,141	3,115	1,593
Amortization of other assets	166	663	1,039
Amortization of loan costs	1,051	761	322
Realized loss on investment	80	86	378
Loss on disposition of Marietta	—	1,244	—
Other (gain) loss	1,317	117	(306)
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(9,812)	(9,317)	(4,180)
Due from affiliates	422	(298)	188
Due from Ashford Trust	(18,303)	2,575	10,623
Due from Braemar	11,156	(10,684)	(818)
Inventories	(304)	(697)	(666)
Prepaid expenses and other	(3,398)	(2,017)	(1,744)
Investment in unconsolidated entities	—	156	69
Operating lease right-of-use assets	3,686	3,481	3,713
Other assets	(38)	(22)	99
Accounts payable and accrued expenses	(4,757)	16,881	302
Due to affiliates	2	240	(1,698)
Due to Ashford Trust	(2,229)	2,229	—
Claims liabilities and other	2,086	(286)	(4,029)
Operating lease liabilities	(3,834)	(3,505)	(3,724)
Deferred income	10,458	(3,108)	(10,481)
Net cash provided by (used in) operating activities	18,792	42,108	20,836
Cash Flows from Investing Activities
Additions to property and equipment	(24,695)	(14,797)	(8,074)
Proceeds from sale of property and equipment, net	1,512	466	2,104
Restricted cash acquired in asset acquisition of RHC	849	—	—
Acquisition of Alii Nui, net of cash acquired	(6,704)	—	—
Asset acquisition of TSGF L.P., net of cash acquired	(2,226)	—	—
Investments	(1,250)	(400)	(250)
Acquisition of Chesapeake, net of cash acquired	—	(6,363)	—
Cash held by Marietta upon disposition	—	(2,123)	—
Purchase of common stock of related parties	—	—	(873)
Proceeds from sale of equity method investment	—	—	535
Proceeds from note receivable	1,000	1,380	—
Issuance of notes receivable	(1,519)	(530)	(2,880)
Net cash provided by (used in) investing activities	(33,033)	(22,367)	(9,438)
			(Continued)

	Year Ended December 31,
	2023	2022	2021

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(34,798)	(43,919)	(16,706)
Payments on revolving credit facilities	(26,800)	(2,910)	(1,063)
Borrowings on revolving credit facilities	26,800	1,092	1,826
Proceeds from notes payable	43,652	70,397	2,900
Payments on notes payable	(3,803)	(31,098)	(8,737)
Payments on finance lease liabilities	(419)	(1,160)	(439)
Payments of loan costs	(409)	(2,714)	(222)
Purchase of treasury stock	(359)	(270)	(121)
Employee advances	(20)	(45)	180
Contributions from noncontrolling interests	4,871	327	734
Distributions to noncontrolling interests	(688)	(413)	—
Net cash provided by (used in) financing activities	8,027	(10,713)	(21,648)
Effect of foreign exchange rate changes on cash and cash equivalents	36	(29)	33
Net change in cash, cash equivalents and restricted cash	(6,178)	8,999	(10,217)
Cash, cash equivalents and restricted cash at beginning of period	81,448	72,449	82,666
Cash, cash equivalents and restricted cash at end of period	$75,270	$81,448	$72,449

Supplemental Cash Flow Information
Interest paid	$14,145	$9,749	$5,022
Income taxes paid (refunded), net	8,188	6,403	6,628
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Chesapeake through issuance of Series CHP Units from our subsidiary Ashford Holdings	$—	$1,387	$—
Acquisition of Alii Nui through issuance of RED Units	2,000	—	—
Acquisition related contingent consideration liability	1,000	1,670	—
Capital expenditures accrued but not paid	1,437	212	205
Finance lease additions	1,392	903	—
Acquisition of noncontrolling interest	—	—	2,202

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$44,390	$37,571	$45,270
Restricted cash at beginning of period	37,058	34,878	37,396
Cash, cash equivalents and restricted cash at beginning of period	$81,448	$72,449	$82,666

Cash and cash equivalents at end of period	$52,054	$44,390	$37,571
Restricted cash at end of period	23,216	37,058	34,878
Cash, cash equivalents and restricted cash at end of period	$75,270	$81,448	$72,449
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Inc. (the “Company,” “we,” “us” or “our”), a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Hospitality Trust, Inc. (“Ashford Trust”), Braemar Hotels & Resorts Inc. (“Braemar”) Stirling Hotels & Resorts, Inc. (“Stirling”) and our consolidated subsidiary The Texas Strategic Growth Fund, L.P. (“TSGF L.P.”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”).
We provide: (i) advisory services; (ii) asset management services; (iii) hotel management services; (iv) design and construction services; (v) event technology and creative communications solutions; (vi) mobile room keys and keyless entry solutions; (vii) watersports activities and other travel, concierge and transportation services; (viii) hypoallergenic premium room products and services; (ix) insurance policies covering general liability, workers’ compensation, business automobile claims and insurance claims services; (x) debt placement and related services; (xi) real estate advisory and brokerage services; and (xii) wholesaler, dealer manager and other broker-dealer services. We conduct these activities and own substantially all of our assets primarily through Ashford Hospitality Advisors LLC (“Ashford LLC”), Ashford Hospitality Services LLC (“Ashford Services”), Warwick Insurance Company, LLC (“Warwick”) and their respective subsidiaries.
We are currently the advisor for Ashford Trust, Braemar, Stirling and TSGF L.P. In our capacity as advisor, we are responsible for implementing the investment strategies and managing the day-to-day operations of our clients and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of each client’s respective boards of directors. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Stirling invests in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and became our client on December 6, 2023. TSGF L.P. invests in all types of real estate in the state of Texas. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”). Stirling is privately held and Stirling’s subsidiary Stirling REIT OP, LP (“Stirling OP”) is consolidated by Ashford Trust. TSGF L.P. is a privately held, consolidated subsidiary of the Company.
We provide the personnel and services that we believe are necessary for each of our clients to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of our client’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington Lodging & Hospitality, LLC (“Remington”), a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar, Stirling and third parties.
Other Developments
On January 3, 2023, the Company acquired Remington Hotel Corporation (“RHC”), an affiliate owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis. The transaction was accounted for as an asset acquisition. See note 19.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On March 24, 2023, Inspire Event Technologies Holdings, LLC (“INSPIRE”) amended its credit agreement dated as of November 1, 2017 (the “INSPIRE Amendment”). The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s revolving credit facility (the “Revolving Note”) from $3.0 million to $6.0 million, provides for a $20.0 million senior secured term loan (“Term Note”) and an equipment note (“Equipment Note” and together with the Revolving Note and the Term Note, the “Notes”) pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. See note 8.
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
On August 21, 2023 (the “Investment Date”), the Company invested $2.5 million to acquire 51% of the equity of TSGF L.P., a fund which provides a growth-oriented investment product focused on commercial real estate in the State of Texas. The Company consolidated TSGF L.P. as of the Investment Date as management concluded TSGF L.P. is a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. Our interests in TSGF L.P. were accounted for as an asset acquisition. The approximately $5.0 million of total assets consolidated on the Investment Date included an investment of $4.5 million, $274,000 of cash and cash equivalents and other immaterial assets related to working capital. Subsequent to the Investment Date, Ashford Securities LLC (“Ashford Securities”), a subsidiary of the Company, raised an additional $4.9 million in capital on behalf of TSGF L.P. through December 31, 2023, which is included in “noncontrolling interests in consolidated entities” in our consolidated balance sheet. Ashford Securities has raised $9.7 million of capital in total for TSGF L.P. through December 31, 2023, which comprises $2.5 million from the Company and $7.2 million from other investors. The $7.2 million of capital raised from other investors includes $2.3 million of capital raised by Ashford Securities prior to the Investment Date.
On December 6, 2023, the Company entered into an advisory agreement with Stirling and Stirling’s subsidiary Stirling OP. The term of the advisory agreement with Stirling is one year from the effective date of December 6, 2023 subject to an unlimited number of successive, automatic one-year renewals unless terminated by the Company or Stirling’s board of directors. See note 19.
On December 19, 2023, the Company incorporated our insurance subsidiary Warwick, which is licensed by the Texas Department of Insurance. Effective December 19, 2023, Ashford Inc. and Warwick entered into a loss portfolio transfer agreement whereby Ashford Inc. agreed to transfer the existing cash reserves and liabilities for Ashford Trust and Braemar’s general liability and workers’ compensation policies from January 1, 2014 through December 31, 2023 to Warwick pursuant to approvals obtained from the independent members of the boards of directors of Ashford Trust and Braemar. This transaction eliminated in consolidation. On the same date, Ashford Inc. and Remington entered into general liability and workers’ compensation insurance policies, respectively, with Warwick with agreed upon annual premiums of $4.7 million and $6.0 million, respectively, for a coverage period of one year.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Change in Control
On August 8, 2023, the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019 and entered into by and among the Company, Mr. Archie Bennett Jr. and Mr. Monty J. Bennett (the “Bennetts”) and other holders of the Company’s Series D Convertible Preferred Stock (the “Investor Rights Agreement”), expired. As a result, the Bennetts may now vote their full ownership interests in the Company as they determine at their sole discretion. Upon the expiration of the voting cap, the Bennetts controlled a majority of the Company’s voting securities, resulting in a change of control of the Company. The Company elected the accounting policy option as allowed under Accounting Standards Codification (“ASC”) 805, Business Combinations, to continue to use Ashford Inc.’s historical accounting basis rather than apply pushdown accounting.
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
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)	TSGF L.P. (5)
Ashford Inc. ownership interest	99.49%	76.78%	70.00%	25.29%
Redeemable noncontrolling interests (1) (2)	0.51%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%	74.71%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,972	n/a	n/a	n/a
Redemption value adjustment, year-to-date	9	n/a	n/a	n/a
Redemption value adjustment, cumulative	622	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	(537)	(127)	7,669

	December 31, 2022
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)
Ashford Inc. ownership interest	99.87%	76.79%	70.00%
Redeemable noncontrolling interests (1) (2)	0.13%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.21%	30.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,614	n/a	n/a
Redemption value adjustment, year-to-date	32	n/a	n/a
Redemption value adjustment, cumulative	613	n/a	n/a
Carrying value of noncontrolling interests	n/a	273	(106)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Investments—We hold “investments in unconsolidated entities” in our consolidated balance sheets, which are considered to be variable interests or voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our equity method investments for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its fair value is less than the carrying amount of our investment. No such impairment was recorded during the years ended December 31, 2023, 2022 and 2021.
Our subsidiary TSGF L.P. is accounted for as an investment company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under Financial Accounting Standards Board (“FASB”) ASC 946. TSGF L.P.’s investment is reflected in “investments” in our consolidated balance sheets at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of “other income (expense)” in our consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price). The fair value of TSGF L.P.’s investment as of December 31, 2023 was $5.0 million. See note 11.
We additionally hold an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at December 31, 2023 and December 31, 2022. We account for the investment at fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the years ended December 31, 2023, 2022 and 2021. In the event that the assumptions used to determine fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. We have an option to acquire an additional 50% of the ownership interests in REA Holdings for $12.5 million beginning on January 1, 2022, which expires 30 business days following the issuance of the Company’s fiscal year 2023 financial statements.
The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	December 31, 2023	December 31, 2022
Carrying value of the investment in REA Holdings	$2,370	$3,067
Ownership interest in REA Holdings	30%	30%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Year Ended December 31,
	2023	2022	2021
Equity in earnings (loss) in unconsolidated entities REA Holdings	$(697)	$385	$13
The Company additionally holds various investments which are individually immaterial that are accounted for under the equity method. As of December 31, 2023 and 2022, the combined carrying value of these equity method investments was $1.4 million and $650,000.
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
Use of Estimates—The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Advisory:
Insurance claim reserves (1)	$18,947	$23,471

Remington:
Managed hotel properties’ reserves (2)	2,508	11,464
Insurance claim reserves (3)	1,761	2,123
Total Remington restricted cash	4,269	13,587

Total restricted cash	$23,216	$37,058

________
(1)    Ashford Inc. collects funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds were deposited into restricted cash and used to pay casualty claims throughout the year as they were incurred. The claim liability related to the restricted cash balance is included in “claims liabilities and other” in our consolidated balance sheets.
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due to/from Ashford Trust”, “due from Braemar” and “due to/from affiliates” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses” in our consolidated balance sheets.
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in “claims liabilities and other” in our consolidated balance sheets.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services and third-party owned properties managed by Remington. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is maintained at a level adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions and other relevant factors, including specific reserves for certain accounts. As of December 31, 2023 and 2022, the allowance for doubtful accounts was $2.1 million and $175,000, respectively. The net increase of $1.9 million in our allowance for doubtful accounts is primarily related to certain third-party contracts with Remington and driven by an increase in provisions for estimated losses of $2.0 million offset by write-offs of $100,000.
Notes Receivable—Notes receivable were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Remington note receivable (1)	$525	$1,506
Ashford LLC note receivable (2)	1,082	535
REA Holdings affiliate (3)	845	—
Other	245	—
Total notes receivable	$2,697	$2,041
________
(1)    Remington holds a note receivable from a third party which matures on January 31, 2024. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly commencing March 31, 2023. As of December 31, 2023 and December 31, 2022, the outstanding principal balance is included in “prepaid expenses and other” and “other assets, net,” respectively, in our consolidated balance sheets.
(2)    Ashford LLC holds a note receivable from a third party. The note bears interest at 8% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. The note receivable is recorded in “other assets, net” in our consolidated balance sheet.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(3)    On April 3, 2023, the Company entered into a note receivable with an affiliate of REA Holdings. Principal plus any accrued interest is due to the Company on demand or, in the absence of any demand, 24 months. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date. The interest rate on the note receivable is 7.5% per annum. The note receivable is recorded in “prepaid expenses and other” in our consolidated balance sheet.
Inventories—Inventories consist primarily of INSPIRE’s audio visual equipment and related accessories and RED’s retail merchandise, beverages and boat equipment. Inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) valuation method.
Property and Equipment, Net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter.
Impairment of Property and Equipment—Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. No impairment charges related to property and equipment were recorded in the years ended December 31, 2023, 2022 and 2021.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and RED. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we may elect to perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the income approach and the market value approach. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Management elected to perform a quantitative assessment for the Company’s current year annual impairment test. Based on the results of our annual impairment assessment, no impairment of goodwill or indefinite-lived intangible assets was indicated as of October 1, 2023. Additionally, no indicators of impairment were identified from the date of our impairment assessment through December 31, 2023.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include management contracts, customer relationships and boat slip rights resulting from our acquisitions. The Remington and Premier management contracts are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of eight to 30 years, respectively. The INSPIRE, RED and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. For additional information on our definite-lived intangible assets, see note 7.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Claims Liabilities and Other—As of December 31, 2023 and 2022, claims liabilities and other included reserves in the amount of $26.8 million and $23.5 million for Warwick and Ashford LLC’s liabilities, respectively, for case-basis estimates of reported losses and incurred but not reported (“IBNR”) losses primarily from general liability and workers’ compensation which are calculated based upon loss projections utilizing industry data. In establishing its liability for losses and loss adjustment expenses, the Company utilizes the findings of an independent consulting actuary. An estimate of ultimate losses and loss expenses is projected at each reporting date. IBNR reserves are derived from the difference between projected ultimate losses and loss expenses incurred. Actuarial methodologies used by the consulting actuary include the Bornhuetter Ferguson, loss development, case reserve development, and pure premium methods. As adjustments to these estimates become necessary, such adjustments are reflected in “other” operating expenses in our consolidated statements of operations.
As of December 31, 2023 and 2022, claims liabilities and other additionally included $1.7 million and $2.2 million, respectively, relating to reserves for Remington health insurance claims. As of December 31, 2023, claims liabilities and other also included the current portion of the contingent consideration liabilities of $1.3 million and $1.3 million from the Company’s acquisitions of Alii Nui and Chesapeake Hospitality (“Chesapeake”), respectively. See notes 4 and 11.
Other Liabilities—As of December 31, 2023 and 2022, other liabilities included the noncurrent portion of the contingent consideration liability of $1.6 million and $2.3 million from the Company’s acquisition of Chesapeake, respectively. See notes 4 and 11. As of December 31, 2023 and 2022 other liabilities also included an uncertain tax position liability of $978,000 and $917,000, respectively.
Salaries and Benefits—Salaries and benefits are expensed as incurred and include salaries and benefit related expenses for our officers and employees. Salaries and benefits also includes expense for equity grants of the Company’s common stock to our officers and employees and changes in fair value in the deferred compensation plan liability. See notes 16 and 17.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $2.8 million, $1.8 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Depreciation and Amortization—Our property and equipment, including assets acquired under finance leases, are depreciated on a straight-line basis over the estimated useful lives of the assets with useful lives ranging from 2 to 20 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related assets. Property and equipment, excluding our RED vessels, are depreciated using the straight-line method over lives ranging from 2 to 10 years. Our RED vessels are depreciated using the straight-line method over a useful life of 20 years. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income/loss as well as resulting gains or losses on potential sales. See also the “Definite-Lived Intangible Assets” above.
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
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on restricted investments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the INSPIRE operations in Mexico and the Dominican Republic and Remington’s operations in Costa Rica from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income (loss) is presented on our consolidated balance sheets as of December 31, 2023 and 2022.
Due to/from Ashford Trust—Due to/from Ashford Trust represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and business expenses and payables owed by our products and services businesses to Ashford Trust which are presented net on the consolidated balance sheet. Due to/from Ashford Trust is generally settled within

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
a period not exceeding one year and is presented as a current asset or current liability based upon the period’s ending net balance.
Due to/from Braemar—Due to/from Braemar represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses and payables owed by our products and services businesses to Braemar which are presented net on the consolidated balance sheet. Due to/from Braemar is generally settled within a period not exceeding one year and is presented as a current asset or current liability based upon the period’s ending net balance.
Income (Loss) Per Share—Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. See note 20.
Leases—We determine if an arrangement is a lease at the inception of the contract. Lease right of use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments related to operating leases is recognized on a straight-line basis over the lease term. Lease expense for minimum lease payments related to financing leases is recognized using the effective interest method over the lease term. Short-term leases (less than twelve months) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we elected the practical expedient relieving us from the requirement to separate the lease and non-lease components on the balance sheet across all existing asset classes. See note 9.
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
ASC 740 “Income Taxes” addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities in Mexico, the Dominican Republic, the U.S. Virgin Islands, and beginning in 2023 additionally Aruba, Puerto Rico and Costa Rica. Tax years 2019 through 2023 remain subject to potential examination by federal and certain state taxing authorities.
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
Recently Issued Accounting Standards—In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt - Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We adopted ASU 2020-06 effective January 1, 2024 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other requirements, improves disclosures about a public entity’s reportable segments by requiring a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280 in interim periods. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the level of impact the adoption of ASU 2023-07 will have on the Company’s financial statements.
In November 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU requires consistent categories with greater disaggregation of information in the rate reconciliation and disclosure of income taxes paid be disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The Company continues to evaluate the level of impact the adoption of ASU 2023-09 will have on the Company’s financial statements.

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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Advisory Services Fees Revenue
Advisory services fees revenue is reported within our Advisory segment and primarily consists of advisory fees that are recognized when services have been rendered. Advisory fees consist of base fees and incentive fees. For Ashford Trust, the base fee is paid monthly in an amount equal to 1/12th of 0.70% of Ashford Trust’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our Third Amended and Restated Advisory Agreement with Ashford Trust, as amended, subject to certain minimums.
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
Braemar’s 2022 annual total stockholder return met the relevant incentive fee thresholds during the 2022 measurement period and $268,000 was recognized as incentive advisory fees in each of the years ended 2023 and 2022. Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023, 2022 and 2021 measurement periods. Braemar’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023 and 2021 measurement period.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees, incentive management fees and other management fees. Base management fees, incentive management fees and other management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). The base management fee for each hotel is due monthly. Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar whenever a hotel’s gross operating profit (“GOP”) exceeds the hotel’s budgeted GOP. The incentive fee is equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s GOP exceeds the hotel’s budgeted GOP. The incentive management fee, if any, for each hotel is due annually in arrears within 90 days of the end of the fiscal year. The base management fees and incentive management fees that Remington receives for third-party owned properties vary by property. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Health insurance program fees are recognized monthly at rates which approximate market rates for similar plans provided by independent insurance companies. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
Design and Construction Fees Revenue
Design and construction fees revenue primarily consists of revenue generated by our subsidiary, Premier Project Management LLC (“Premier”). Premier provides design and construction management services, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services and freight management at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer. Fees from Ashford Trust are payable monthly in arrears based on the prior calendar month’s total expenditures. Fees from Braemar are payable monthly as the service is delivered based on the percentage of completion, as reasonably determined by Premier.
Audio Visual Revenue
Audio visual revenue primarily consists of revenue generated within our INSPIRE segment by providing event technology services such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. Payment is typically due from customers within 30 days. We also evaluate whether it is appropriate to present: (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue; or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are generally subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of equipment, amortization of signing bonuses, as well as other costs such as supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal.
Other Revenue
Other revenue includes revenue provided by certain of our products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Payment is ordinarily due 15 days after the end of the month in which services were rendered. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancing of certain mortgage debt by our subsidiary, Lismore Capital II LLC (“Lismore”). For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight-line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. Other revenue also includes

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
general liability and workers’ compensation insurance premiums paid to our insurance subsidiary, Warwick. Insurance premiums received are initially recorded in the current portion of deferred income in our consolidated balance sheets and recognized as revenue ratably over the contractual terms of the respective written policy, which is primarily twelve months. General liability and workers’ compensation insurance premiums are generally paid upfront to Warwick annually.
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements and our Contribution Agreement with Ashford Trust and Braemar (as defined below), we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities (as defined below), overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Payments for cost reimbursement revenue are primarily due within 30 days after the services were rendered.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our consolidated deferred income activity (in thousands):

	Deferred Income
	2023	2022
Balance as of January 1	$7,800	$10,905
Increases to deferred income (1)	22,657	11,531
Recognition of revenue (2)	(12,079)	(14,636)
Balance as of December 31	$18,378	$7,800
________
(1)    The year ended December 31, 2023 includes increases of $12.5 million of deferred income from our insurance subsidiary Warwick, primarily for general liability and workers’ compensation policy premiums. Revenue from insurance premiums is recognized ratably over the contractual terms of the respective written policy in “other” revenue in our consolidated statements of operations.
(2)    Revenue recognized in the year ended December 31, 2023, includes (a) $760,000 of revenue primarily related to our advisory agreements and our Contribution Agreement with Ashford Trust and Braemar, (b) $2.6 million of audio visual revenue, (c) $4.1 million of watersports, ferry and excursion services revenue, (d) $375,000 of premiums earned by Warwick and (e) $4.2 million of revenues earned by our other products and services companies. Revenue recognized in the year ended December 31, 2023 includes $5.5 million which was recorded in deferred income in our consolidated balance sheet as of December 31, 2022.
Revenue recognized in the year ended December 31, 2022 includes (a) $2.4 million of revenue primarily related to our advisory agreements and our Contribution Agreement with Ashford Trust and Braemar, (b) $3.5 million of audio visual revenue, (c) $2.3 million of debt placement revenue related to Ashford Trust’s agreement with Lismore (see note 19), (d) $2.3 million of watersports, ferry and excursion services revenue and (e) $4.1 million of revenues earned by our other products and services companies. Revenue recognized in the year ended December 31, 2022 includes $8.1 million which was recorded in deferred income in our consolidated balance sheet as of December 31, 2021.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight-line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. See note 19. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at December 31, 2023.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $26.1 million, $17.6 million and $7.6 million included in “accounts receivable, net” primarily related to our products and services segment, $18.9 million, $0 and $2.6 million in “due from Ashford Trust,” and $714,000, $11.8 million and $1.1 million included in “due from Braemar” related to advisory services at December 31, 2023, 2022 and 2021, respectively. We had no write-offs related to these receivables during the years ended December 31, 2023, 2022 and 2021 other than those discussed in note 2. See notes 2 and 19.
Disaggregated Revenue
Our revenues were comprised of the following for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2023	2022	2021
Advisory services fees:
Base advisory fees	$47,159	$47,592	$47,045
Incentive advisory fees	268	268	—
Other advisory revenue	521	521	521
Total advisory services fees revenue	47,948	48,381	47,566

Hotel management fees:
Base fees	37,651	34,072	21,291
Incentive fees	5,569	8,533	4,969
Other management fees	9,341	3,943	—
Total hotel management fees revenue	52,561	46,548	26,260

Design and construction fees revenue	27,740	22,167	9,557

Audio visual revenue	148,617	121,261	49,880

Other revenue:
Watersports, ferry and excursion services (1)	34,057	26,309	23,867
Debt placement and related fees (2)	4,634	4,222	12,384
Premiums earned	375	—	—
Cash management fees (3)	256	135	—
Claims management services	12	20	81
Other services (4)	4,099	13,626	10,997
Total other revenue	43,433	44,312	47,329

Cost reimbursement revenue	426,496	361,763	203,975

Total revenues	$746,795	$644,432	$384,567

REVENUES BY SEGMENT (5)
Advisory	$78,960	$77,347	$74,616
Remington	424,322	356,435	197,802
Premier	39,947	32,247	12,413
INSPIRE	148,829	121,418	49,900
RED	34,150	26,335	23,867
OpenKey	1,586	1,484	1,965
Corporate and other	19,001	29,166	24,004
Total revenues	$746,795	$644,432	$384,567
________
(1)    Watersports, ferry and excursion services revenue is earned by RED, which includes RED’s legacy operations in the U.S. Virgin Islands and the Turks and Caicos Islands, Alii Nui, which provides luxury sailing and watersports experiences in Maui, Hawaii and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)    Debt placement and related fees are earned by Lismore for providing placement, modification, forbearance or refinancing services to Ashford Trust and Braemar.
(3)     Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(4)     Other services revenue relates primarily to other hotel services provided by our consolidated subsidiaries OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties. The years ended December 31, 2022 and 2021 included the revenue of Marietta Leasehold LP (“Marietta”), which holds the leasehold rights to a single hotel and convention center property in Marietta, Georgia, and was acquired by Ashford Trust on December 16, 2022. See note 5.
(5)    We have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Warwick, Pure Wellness and, for the years ended December 31, 2022 and 2021, Marietta into an “all other” category, which we refer to as “Corporate and Other.” See note 21 for discussion of segment reporting.
Geographic Information
Our Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Remington, INSPIRE and RED conduct business both in the United States and internationally. The following table presents revenue from Remington, INSPIRE and RED geographically for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	Year Ended December 31,
	2023	2022	2021
Remington:
United States	$423,999	$356,435	$197,802
Costa Rica	323	—	—
Total Remington revenues	$424,322	$356,435	$197,802
INSPIRE:
United States	$109,676	$92,418	$39,164
Mexico	29,737	22,087	7,724
Dominican Republic	9,416	6,913	2,992
Total INSPIRE revenues	$148,829	$121,418	$49,880
RED:
Continental United States	$10,138	$10,885	$11,908
Hawaii	6,658	—	—
U.S. Virgin Islands	11,591	11,469	10,757
United Kingdom (Turks and Caicos Islands)	5,763	3,981	1,202
Total RED revenues	$34,150	$26,335	$23,867

Total international revenues (1)	$45,239	$32,981	$11,918
_______
(1)    International revenues include revenues earned outside of the U.S. and U.S. territories.
4. Business Combinations
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Both the Company and the holders of the RED Units have the right to convert the RED Units at the liquidation value of $25 per unit three years after the acquisition date upon providing notice to the respective party. The Company may convert the RED Units by paying cash or a combination of cash or the Company’s common shares at the sole discretion of the Company (the “Call Right”). The holders of the RED Units may convert their RED Units for cash (the “Put Right”). Under current accounting guidance, the Call Right and the Put Right are accounted for on a combined basis as a form of financing the acquisition of Alii Nui and recorded as a non-current note payable of $2.0 million in our consolidated balance sheet.
The acquisition of Alii Nui was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections for Alii Nui and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. For goodwill reporting purposes, the operations and goodwill for Alii Nui are included in our RED reporting unit as they are similar businesses. See note 7.
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
The fair value of the purchase price and final allocation of the purchase price are as follows (in thousands):

Cash	$7,700
Cash consideration payable	300
Contingent consideration	1,000
RED Units	2,000
Working capital adjustments	304
Total fair value of purchase price	$11,304

	Fair Value	Estimated Useful Life
Current assets including cash of $996	$1,286
Property and equipment, net	2,254	20 years
Trademarks	1,600
Boat slip rights	6,250	20 years
Total assets acquired	11,390
Current liabilities	857
Deferred tax liability	1,567
Total assumed liabilities	2,424
Total identifiable net assets acquired	$8,966
Goodwill	$2,338

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill includes value attributable to growth opportunities to expand RED’s operations to new markets in Hawaii.
Results of Alii Nui
The results of operations of Alii Nui have been included in our results of operations since the acquisition date of March 17, 2023. Our consolidated statement of operations for the year ended December 31, 2023 include total revenue from Alii Nui of $6.7 million. In addition, our consolidated statement of operations for the year ended December 31, 2023 include net loss from Alii Nui of $245,000.
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
The acquisition of Chesapeake was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections for Chesapeake and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. In the third quarter of 2022, we recorded an adjustment to increase the working capital paid to the sellers by $73,000. In the fourth quarter of 2022, we finalized the valuation of the acquired assets and liabilities associated with the acquisition. For goodwill reporting purposes, the operations and goodwill for Chesapeake are included in our Remington reporting unit as they are similar businesses. See note 7.
The fair value of the purchase price and final allocation of the purchase price are as follows (in thousands):

Series CHP Units	$9,450
Discount on Series CHP Units	(8,063)
Cash	6,300
Fair value of contingent consideration	1,670
Working capital adjustments	193
Total fair value of purchase price	$9,550

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value	Estimated Useful Life
Current assets including cash of $228	$930
Management contracts	7,131	8 years
Total assets acquired	8,061
Current liabilities	347
Deferred tax liability	217
Total assumed liabilities	564
Total identifiable net assets acquired	$7,497
Goodwill	$2,053
We do not expect any of the goodwill balance to be deductible for tax purposes. The qualitative factors that make up the recorded goodwill includes value attributable to growth opportunities to expand Remington’s hotel management services to third-party owners in the hospitality industry.
Results of Chesapeake
The results of operations of Chesapeake have been included in our results of operations since the acquisition date of April 15, 2022. Our consolidated statements of operations for the years ended December 31, 2023 and 2022 include total revenue from Chesapeake of $64.7 million and $43.1 million, respectively. In addition, our consolidated statements of operations for the years ended December 31, 2023 and 2022 include net loss from Chesapeake of $1.3 million and net income of $3.0 million, respectively.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Alii Nui and Chesapeake acquisitions had occurred on January 1, 2022, and the removal of $375,000 and $1.9 million of transaction costs directly attributable to the acquisitions (net of the incremental tax expense) for the years ended December 31, 2023 and 2022, respectively, (in thousands):

	Year Ended December 31,
	2023	2022
Total revenues	$748,635	$665,791
Net income (loss)	(4,778)	3,867
Net income (loss) attributable to common stockholders	(40,592)	(32,067)
5. Dispositions
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Since the disposition of Marietta did not represent a strategic shift that had a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. The results of operations of Marietta were included in net income (loss) through the date of disposition as shown in the consolidated statements of operations for the years ended December 31, 2022 and 2021. The following table includes financial information from Marietta in the consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Other revenue	$9,763	$6,336
Depreciation and amortization	(1,206)	(1,260)
General and administrative	(113)	48
Other expenses	(7,047)	(3,758)
Operating income (loss)	1,397	1,366
Interest expense	(2,399)	(2,539)
Loss before income taxes	$(1,002)	$(1,173)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Rental pool equipment	$38,755	$26,563
FF&E leased to Ashford Trust	1,610	11,283
FF&E leased to Braemar	992	1,616
Property and equipment	17,045	11,726
Marine vessels	27,307	17,789
Leasehold improvements	4,695	1,148
Computer software	417	1,266
Total cost	90,821	71,391
Accumulated depreciation	(33,969)	(29,600)
Property and equipment, net	$56,852	$41,791
For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $11.1 million, $12.7 million and $12.9 million, respectively. Depreciation and amortization expense on the statement of operations for the years ended December 31, 2023, 2022 and 2021 excludes depreciation expense related to audio visual equipment of $5.2 million, $4.9 million and $5.0 million, respectively, which is included in “cost of revenues for audio visual” and depreciation expense related to marine vessels of $2.0 million, $1.4 million and $929,000, respectively, which is included in “other” operating expense in our consolidated statements of operations.
7. Goodwill and Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance at January 1 2022 (2)	$54,605	$1,235	$782	$56,622
Additions (3)	1,980	—	—	1,980
Adjustments (3)	73	—	—	73
Balance at December 31, 2022	56,658	1,235	782	58,675
Additions (4)	—	686	—	686
Adjustments (4)	—	1,652	—	1,652
Balance at December 31, 2023	$56,658	$3,573	$782	$61,013
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) Remington goodwill includes accumulated impairments from the year ended December 31, 2020 of $121.0 million.
(3) The additions and subsequent adjustments relate to the Company’s acquisition of Chesapeake. See note 4.
(4) The additions and subsequent adjustments relate to RED’s acquisition of Alii Nui. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets
Intangible assets, net as of December 31, 2023 and December 31, 2022, are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(51,891)	$62,840	$114,731	$(40,519)	$74,212
Premier management contracts	194,000	(64,808)	129,192	194,000	(53,415)	140,585
INSPIRE customer relationships	9,319	(6,645)	2,674	9,319	(5,527)	3,792
RED boat slip rights (1)	9,350	(951)	8,399	3,100	(535)	2,565
	$327,400	$(124,295)	$203,105	$321,150	$(99,996)	$221,154

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks (2)	2,090			490
	$6,990			$5,390
________
(1)    The weighted average renewal period for RED’s boat slip rights is approximately 12 months. RED has the ability and intent to renew their boat slip rights and the costs to renew are immaterial. RED’s boat slip rights includes $6.3 million of boat slip rights acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.
(2)    Includes $1.6 million of trademarks acquired in RED’s acquisition of Alii Nui on March 17, 2023. See note 4.
Amortization expense for definite-lived intangible assets was $24.3 million, $25.3 million and $25.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.
Expected future amortization expense of definite-lived intangible assets as of December 31, 2023 are as follows (in thousands):

2024	$21,877
2025	18,987
2026	17,255
2027	15,764
2028	14,488
Thereafter	114,734
Total	$203,105

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	December 31, 2023	December 31, 2022
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$100,000	$70,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	1,234	1,495
Note payable (5) (17)	OpenKey	On demand	15.00%	237	—
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	18,500	17,300
Equipment note (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	3,400	—
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	150
Term loan (5) (8) (13)	RED	July 18, 2029	6.00%	1,537	1,596
Term loan (5) (8)	RED	April 16, 2024	9.00%	60	337
Term loan (5) (8) (14)	RED	August 5, 2029	Prime Rate (4) + 2.00%	800	858
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,830	1,980
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,672	3,006
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	1,645	—
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	2,336	—
Term loan (5) (8) (20)	RED	May 19, 2033	Prime Rate (4) + 1.00%	622	—
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,448	641
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,043	640
Draw term loan (5) (8) (16)	RED	Various (16)	Prime Rate (4) + 1.00%	1,386	1,099
Draw term loan (5) (8) (21)	RED	February 5, 2029	Prime Rate (4) + 1.25%	168	—
RED Units (5) (19)	RED	See footnote (19)	6.50%	2,000	—
Total notes payable				141,068	99,102
Capitalized default interest, net				—	148
Deferred loan costs, net				(2,723)	(2,643)
Original issue discount, net (9)				(1,379)	(1,732)
Notes payable including capitalized default interest and deferred loan costs, net				136,966	94,875
Less current portion				(4,387)	(5,195)
Total notes payable, net - non-current				$132,579	$89,680
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”) was 5.44% at December 31, 2023.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 5.38% at December 31, 2023.
(4)     The Prime Rate was 8.50% and 7.50% at December 31, 2023 and December 31, 2022, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s Revolving Note and Equipment Note are collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $8.3 million and $7.5 million as of December 31, 2023 and December 31, 2022, respectively. INSPIRE’s Term Note is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $20.6 million and $13.6 million as of December 31, 2023 and December 31, 2022, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. Undrawn balances of the Credit Facility were subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of December 31, 2023, no unused amounts remained under the Credit Facility.
(10)    On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s Notes from January 1, 2024 to March 24, 2028. Monthly principal payments commence on April 1, 2023 for the Term Note in the amount of approximately $167,000. Borrowings under the Revolving Note require monthly payments of interest only until the maturity date and borrowings under the Equipment Note require monthly principal payments at 1/60th of the original principal amount of each advance. The Notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the Revolving Note and the Equipment Note are subject to an unused fee of 0.25% per annum. As of December 31, 2023, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $6.0 million and $600,000, respectively.
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
(12)    As of December 31, 2023, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
(13)    On July 18, 2019, RED entered into a term loan of $1.7 million. The interest rate for the term loan is 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
(14)    On July 23, 2021, RED entered into a term loan agreement with a maximum principal amount of $900,000.
(15)    On March 17, 2022, in connection with the purchase and construction of marine vessels, RED entered into two closed-end non-revolving line of credit loans of $1.5 million each which converted to term loans once fully drawn. Each loan bears an interest rate of 5.0% for the first three years. After three years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 5.0%.
(16)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converted into an individual term loan each time RED draws upon the facility. As of December 31, 2023, RED had drawn the full amount allowed under the line of credit. Maturity dates for amounts drawn under the facility are November 30, 2027, December 28, 2027 and January 20, 2028.
(17)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000. As of December 31, 2023, the remaining unused loan balance was $158,000.
(18)    On March 17, 2023, in connection with the acquisition of Alii Nui, RED entered into two term loans of $1.7 million and $2.4 million. RED was required to make monthly payments on the term loans starting April 17, 2023.
(19)    On March 17, 2023, in connection with the Alii Nui acquisition, RED issued 80,000 RED Units at $25 per unit with a liquidation value of $2.0 million. The RED Units accrue interest at 6.5% per annum with required quarterly payments. The RED Units are considered a form of financing the acquisition of Alii Nui under current accounting guidance and is recorded as a non-current note payable in our consolidated balance sheet. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(20)    On May 19, 2023, RED entered into a term loan for two vessels. The interest rate is equal to the Prime Rate plus 1.00% and the note matures on May 19, 2033. RED was required to make monthly principal payments on the term loan starting in June 2023.
(21)    On August 4, 2023, RED entered into a draw term loan with Merchants Commercial Bank with a maximum draw of $900,000 through February 5, 2024. The interest rate is equal to the Prime Rate plus 1.25% and the maturity date is February 5, 2029. As of December 31, 2023, the amount unused under RED’s draw term loan was $732,000.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2023, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
Maturities and scheduled amortization of notes payable as of December 31, 2023, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2024	$4,387
2025	4,068
2026	6,189
2027	104,989
2028	12,711
Thereafter	8,724
Total	$141,068
9. Leases
We lease certain office space, warehouse facilities, vehicles and equipment under operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. Operating lease obligations expire at various dates with the latest maturity in 2030. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
On January 3, 2023, the Company acquired Remington Hotel Corporation (“RHC”), an affiliate owned by the Bennetts, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. Prior to the acquisition, for the years ended December 31, 2022 and 2021, we recorded $3.3 million and $3.4 million, respectively, in rent expense related to our corporate office lease with RHC. See note 19.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2023 and 2022, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$21,193	$23,844
Finance lease assets	Property and equipment, net	3,081	3,236
Total leased assets		$24,274	$27,080

Liabilities
Current
Operating	Operating lease liabilities	$4,160	$3,868
Finance	Finance lease liabilities	437	1,456
Noncurrent
Operating	Operating lease liabilities	19,174	20,082
Finance	Finance lease liabilities	2,832	1,962
Total leased liabilities		$26,603	$27,368
We incurred the following lease costs related to our operating and finance leases (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2023	2022	2021
Operating lease cost
Rent expense (1)	General and administrative	$6,846	$6,060	$5,654
Finance lease cost
Amortization of leased assets	Depreciation and amortization	460	1,624	1,455
Interest on lease liabilities	Interest expense	212	2,616	2,727
Total lease cost		$7,518	$10,300	$9,836
__________________
(1)    The years ended December 31, 2023, 2022 and 2021 include short term lease expense of $917,000, $619,000 and $442,000, respectively.
The years ended December 31, 2023, 2022 and 2021 include the following operating and finance lease additions (in thousands):

	Year Ended December 31,
Lease Additions	2023	2022	2021
Operating leases (1)	$20,438	$298	$607
Finance leases	$1,392	$903	$—
__________________
(1)    The year ended December 31, 2023, includes $17.2 million of operating lease additions which were acquired upon our acquisition of RHC which leases the offices for our corporate headquarters in Dallas, Texas. Upon the acquisition date, the operating lease asset and corresponding operating lease liability of $17.2 million associated with the Company’s lease with RHC were eliminated upon consolidation. See note 19.
For the years ended December 31, 2023, 2022 and 2021, cash paid amounts included in the measurement of lease liabilities included (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
Lease Payments	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,834	$3,505	$3,713
Financing cash flows from finance leases	$419	$1,160	$439
As of December 31, 2023, future minimum lease payments on operating leases and financing leases and total future minimum lease payments to be received were as follows (in thousands):

	Operating Leases	Finance Leases	Sublease Payments to be Received
2024	$5,956	$639	$105
2025	5,323	395	83
2026	5,091	1,370	83
2027	4,942	234	83
2028	4,320	161	76
Thereafter	6,212	1,544	—
Total minimum lease payments (receipts)	31,844	4,343	$430
Imputed interest	(8,510)	(1,074)
Present value of minimum lease payments	$23,334	$3,269
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

	December 31, 2023	December 31, 2022	December 31, 2021
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	8.01	8.74	9.34
Finance leases (2)	8.40	8.17	31.49
Weighted-average discount rate
Operating leases	8.2%	5.2%	5.2%
Finance leases	6.7%	6.6%	6.2%
__________________
(1)    The weighted-average remaining lease term includes two optional 10 year extension periods for our INSPIRE headquarters in Irving, Texas, as failure to renew the lease would result in INSPIRE incurring significant relocation costs.
(2)    The weighted-average remaining lease term as of December 31, 2021 included our lease with the City of Marietta which had a lease term through December 31, 2054. On December 16, 2022, Marietta was acquired by Ashford Trust. See note 5.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$18,482	$18,841
Accrued payroll expense	31,153	30,626
Accrued vacation expense	2,408	2,418
Accrued interest	444	381
Other accrued expenses	2,350	3,813
Total accounts payable and accrued expenses	$54,837	$56,079

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
December 31, 2023
Assets
Investments	$—		$—	$5,000	(1)	$5,000
Restricted Investment:
Ashford Trust common stock	19	(2)	—	—		19
Braemar common stock	109	(2)	—	—		109
Total	$128		$—	$5,000		$5,128
Liabilities
Contingent consideration	$(1,000)	(3)	$—	$(2,920)	(4)	$(3,920)
Deferred compensation plan	(891)		—	—		(891)
Total	$(1,891)		$—	$(2,920)		$(4,811)
Net	$(1,763)		$—	$2,080		$317
__________________
(1) Represents the fair value of TSGF L.P.’s investment which is reported within “investments” in our consolidated balance sheets.
(2) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The compensation agreement liability is based on ratably accrued vested shares through December 31, 2023, which are distributed to the plan participants upon vesting. The liability is the total accrued vested shares multiplied by the fair value of the quoted market price of the underlying investment.
(3) Represents the fair value of the contingent consideration liability related to Alii Nui obtaining the Permit which is reported within “claims liabilities and other” in our consolidated balance sheets.
(4) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, of which the current and noncurrent portions are reported within “claims liabilities and other” and “other liabilities”, respectively, in our consolidated balance sheets.

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
(2) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, which is reported within “other liabilities” in our consolidated balance sheets.
The following table presents our roll forward of our Level 3 investments (in thousands):

Investments (1)
Balance at January 1, 2023	$—
TSGF L.P. investment	5,000
Balance at December 31, 2023	$5,000
__________________
(1) TSGF L.P.’s investment is measured at fair value at each reporting period. The Company used the market value approach method when determining the fair value of the investment acquired as of December 31, 2023. As of December 31, 2023, TSGF L.P. held $9.3 million of total assets, which includes TSGF L.P’s investment of $5.0 million and cash and cash equivalents of $4.3 million.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at January 1, 2022	$—
Acquisition of Chesapeake	(1,670)
Gains (losses) from fair value adjustments included in earnings	(650)
Balance at December 31, 2022	(2,320)
Gains (losses) from fair value adjustments included in earnings	(600)
Balance at December 31, 2023	$(2,920)
__________________
(1) The Company measures contingent consideration liabilities related to the Chesapeake acquisition in April of 2022 at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are (a) a discount rate, with a range of 35.55% to 36.42%; (b) a forward-looking risk-free rate, with a range of 4.98% to 5.42%; and (c) a volatility rate of 39.98%.

Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Goodwill
Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. The Company’s reporting units with goodwill balances include Remington, RED and Pure Wellness. No impairment charges related to goodwill were recorded for the years ended December 31, 2023, 2022 or 2021.
Indefinite-Lived Intangible Assets
During the third quarter of 2021, as a result of the strategic rebranding of our segment formerly known as JSAV to INSPIRE, we performed an impairment test and calculated the fair value of our indefinite-lived JSAV trademarks using the relief-from-royalty method which includes unobservable Level 3 inputs including royalty rates and projected revenues for the time period that the Company is expected to benefit from the trademark. As a result of the evaluation, we recognized intangible asset impairment charges of $1.2 million, which was the full impairment of the indefinite-lived JSAV trademarks within the INSPIRE segment for the year ended December 31, 2021. No impairment charges related to indefinite-lived assets were recorded for the years ended December 31, 2023 or December 31, 2022.
Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, INSPIRE customer relationships and RED boat slip rights resulting from our acquisitions. No impairment charges related to long-lived assets were recorded for the years ended December 31, 2023, 2022 or 2021.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effect of Fair Value Measured Assets and Liabilities on Our Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Year Ended December 31,
	2023	2022	2021
Assets
Unrealized gain (loss) on investment:
Ashford Trust common stock (1)	$(20)	$40	$—
Braemar common stock (1)	(5)	(67)	—
Realized gain (loss) on investment: (2)
Ashford Trust common stock	(73)	(109)	(336)
Braemar common stock	(7)	23	(42)
Intangible assets, net (3)	—	—	(1,160)
Total	$(105)	$(113)	$(1,538)
Liabilities
Contingent consideration (4)	$(600)	$(650)	$(23)
Subsidiary compensation plan (5)	(6)	117	(295)
Deferred compensation plans (5)	1,959	477	(1,671)
Total	$1,353	$(56)	$(1,989)
Net	$1,248	$(169)	$(3,527)
__________________
(1)     Represents the unrealized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The unrealized gain (loss) on shares is reported within “other income (expense)” in our consolidated statements of operations.
(2)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
(3)    See above for discussion of impairment.
(4)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the years ended December 31, 2023 and 2022 related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake in April of 2022. The change in the year ended December 31, 2021 related to the level of achievement of certain performance targets and stock consideration collars associated with the Company’s previous acquisition of BAV Services, Inc. (“BAV”). Changes in the fair value of contingent consideration are reported within “other” operating expense in our consolidated statements of operations.
(5)    Reported within “salaries and benefits” in our consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2023
Equity securities (1)	$662	$—	$(534)	$128
__________________
(1)     Distributions of $195,000 of available-for-sale securities occurred in the year ended December 31, 2023.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2022
Equity securities (1)	$821	$—	$(518)	$303
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

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$128	$128	$303	$303
Investments	5,000	5,000	—	—
Financial liabilities measured at fair value:
Deferred compensation plan	$891	$891	$2,849	$2,849
Contingent consideration	3,920	3,920	2,320	2,320
Financial assets not measured at fair value:
Cash and cash equivalents	$52,054	$52,054	$44,390	$44,390
Restricted cash	23,216	23,216	37,058	37,058
Accounts receivable, net	26,945	26,945	17,615	17,615
Notes receivable	2,697	2,697	2,041	2,041
Due from affiliates	41	41	463	463
Due from Ashford Trust	18,933	18,933	—	—
Due from Braemar	714	714	11,828	11,828
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$54,837	$54,837	$56,079	$56,079
Dividends payable	28,508	28,508	27,285	27,285
Due to affiliates	—	—	15	15
Due to Ashford Trust	—	—	1,197	1,197
Claims liabilities and other	29,782	29,782	26,547	26,547
Notes payable	141,068	141,068	99,102	99,102

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Accounts receivable, net, due to/from affiliates, due to/from Ashford Trust, due to/from Braemar, notes receivable, accounts payable and accrued expenses and dividends payable. The carrying values of these financial instruments approximate their fair values due primarily to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Investments. The Company measures TSGF L.P.’s investment at fair value at each reporting period using the market value approach. This is considered a Level 3 valuation technique. See notes 2 and 11.
Notes payable. The fair value of notes payable is based on credit spreads on observable transactions of a similar nature and is considered a Level 2 valuation technique.
Claims liabilities and other. The Company utilizes the findings of an independent actuary in establishing its liability for losses and loss adjustment expenses related to general liability and workers’ compensation reserves. This is considered a Level 3 valuation technique.
13. Commitments and Contingencies
Release and Waiver Agreement—On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of December 31, 2023, the Company’s remaining commitment to Mr. Welter totaled approximately $1.9 million.
MTA Audit—On November 28, 2023, the Tax Administration Service’s Administration of Quintana Roo (the “Mexican Tax Authorities” or the “MTA”) provided preliminary findings verbally from their routine federal income tax and value added tax (“VAT”) audit for INSPIRE’s Mexico subsidiary, INSPIRE Global Event Solutions S DE R.L. DE C.V. (“INSPIRE Mexico”) 2020 tax year. The MTA asserted INSPIRE Mexico omitted certain qualifying revenues and deducted certain non-qualifying expenses from the INSPIRE Mexico 2020 VAT liability and in the INSPIRE Mexico federal income tax return. On January 25, 2024, the MTA issued INSPIRE Mexico a detailed listing of their findings and asserted a tax contingency, including penalties and interest, of $3.9 million. On February 22, 2024, INSPIRE Mexico filed a written response to the MTA contesting the alleged findings. The MTA have up to one year from the Company’s written response to issue their final tax assessment. As of December 31, 2023, the Company has recorded $525,000 as its best estimate of the liability related to the tax contingency.
Claims Liabilities—Management believes that its aggregate liabilities for unpaid losses and loss adjustment expenses at period-end for our insurance subsidiary Warwick represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of losses. However, because of the uncertain nature of reserve estimates, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in estimating the liability. As a result, loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly different than the amount indicated in the financial statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2023, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed related to the cyber incident. The suits are currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend these matters and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2023	2022	2021
(Income) loss attributable to noncontrolling interests:
OpenKey	$809	$1,005	$799
RED	—	—	(51)
Pure Wellness	21	166	(70)
TSGF L.P.	50	—	—
Total net (income) loss attributable to noncontrolling interests	$880	$1,171	$678
15. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. Redeemable noncontrolling interests in Ashford Holdings includes the Series CHP Unit preferred membership interest issued in our acquisition of Chesapeake in April of 2022 and the membership interests of common units and LTIP units. Redeemable noncontrolling interest additionally includes redeemable ownership interests in the common stock of our consolidated subsidiary OpenKey for the year ended December 31, 2021. See also note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(501)	$(448)	$63
OpenKey	—	—	152
Total net (income) loss attributable to redeemable noncontrolling interests	$(501)	$(448)	$215
Series CHP Units—In connection with the acquisition of Chesapeake, Ashford Holdings issued 378,000 Series CHP Units to the sellers of Chesapeake. The Series CHP Units represent a preferred membership interest in Ashford Holdings having a priority in payment of cash dividends equal to the priority of the Series D Convertible Preferred Stock holders but senior to the common unit holders of Ashford Holdings. Each Series CHP Unit (i) has a liquidation value of $25 plus all unpaid accrued and accumulated distributions thereon; (ii) is entitled to cumulative dividends at the rate of 7.28% per annum, payable quarterly in arrears; (iii) participates in any dividend or distribution paid on all outstanding common units of Ashford Holdings in addition to the preferred dividends; (iv) is convertible, along with the aggregate accrued or accumulated and unpaid distributions thereon, into common units of Ashford Holdings at the option of the holder or the issuer, which common units of Ashford Holdings will then be redeemable by the holder thereof into common stock of the Company on a 1:1 ratio or cash, at the Company’s discretion; and (v) provides for customary anti-dilution protections. The number of common units of Ashford Holdings to be received upon conversion of Series of CHP Units, along with the aggregate accrued or accumulated and unpaid distributions thereon, is determined by: (i) multiplying the number of Series CHP Units to be converted by the liquidation value thereof; and then (ii) dividing the result by the preferred conversion price, which is $117.50 per unit. In the event the Company fails to pay the required dividends on the Series CHP Units for two consecutive quarterly periods (a “Preferred Unit Breach”), then until such arrearage is paid in cash in full, the dividend rate on the Series CHP Units will increase to 10.00% per annum until no Preferred Unit Breach exists. Except with respect to certain protective provisions, no holder of Series CHP Units will have voting rights in its capacity as such. As long as any Series CHP Units are outstanding, the Company is prohibited from taking specified actions without the consent of at least 50% of the holders of Series CHP Units, including (i) modifying the terms, rights, preferences, privileges or voting powers of the Series CHP Units or (ii) altering the rights, preferences or privileges of any Units of Ashford Holdings so as to adversely affect the Series CHP Units.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2023 and 2022 the Company recorded net income attributable to redeemable noncontrolling interests of $688,000 and $489,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above.
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
The Series D Convertible Preferred Stock is only redeemable upon a change in control of the Company by a party other than the Bennetts. The Series D Convertible Preferred Stock is not recorded at its maximum redemption amount as the Series D Convertible Preferred Stock is not currently redeemable and it is not probable the Series D Convertible Preferred Stock will become redeemable in the future.
As of December 31, 2023, the Company had aggregate undeclared preferred stock dividends of approximately $28.5 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. On each of April 14, 2023, July 12, 2023 and October 11, 2023 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first, second and third quarters of 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $28.5 million and $27.1 million at December 31, 2023 and 2022, respectively, are recorded as a liability in our consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the years ended December 31, 2023, 2022 and 2021 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Preferred dividends - declared	$26,099	$52,618	$16,706
Preferred dividends per share - declared	$1.3650	$2.7520	$0.8737
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	December 31, 2023	December 31, 2022
Aggregate preferred dividends - undeclared	$28,508	$18,414
Aggregate preferred dividends - undeclared per share	$1.4910	$0.9631
16. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 3,173,812 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2023, 593,082 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 750,949 shares of our common stock, or securities convertible into 750,949 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2024.
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our consolidated statements of operations. The components of equity-based compensation expense for the years ended December 31, 2023, 2022 and 2021 are presented below by award type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Equity-based compensation
Class 2 LTIP Units and stock option amortization (1)	$130	$1,398	$2,641
Employee LTIP Units and equity grant expense (2)	1,729	2,135	1,217
Director and other non-employee equity grants expense (3)	553	512	695
Total equity-based compensation	$2,412	$4,045	$4,553

Other equity-based compensation
REIT equity-based compensation (4)	$12,196	$16,107	$19,098
	$14,608	$20,152	$23,651
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(1)    As of December 31, 2023, the Company had approximately $156,000 of total unrecognized compensation expense related to the Class 2 LTIP Units that will be recognized over a weighted average period of 1.2 years. The Company did not grant or modify any stock option grants or Class 2 LTIP Units during the years ended December 31, 2023 and 2021. The year ended December 31, 2022 includes total compensation expense of approximately $947,000 related to the modification of 74,000 and 150,000 fully vested stock options and Class 2 LTIP Units (defined below), respectively, awarded to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options and Class 2 LTIP Unit awards to December 2025. No other modifications were made to the original grant terms.
(2)    As of December 31, 2023, the Company had approximately $2.5 million of total unrecognized compensation expense related to restricted shares and LTIP Units (defined below) that will be recognized over a weighted average period of 1.6 years.
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
As of December 31, 2023, we had outstanding equity-based compensation awards as follows:
Stock Options—The Company did not grant or modify any stock option grants during the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, we modified 74,000 fully vested stock options to employees and management which were granted in December 2014 and expiring in December 2022 under the original grant terms. The modification extended the expiration date for the stock options to December 2025 which resulted in $313,000 of expense recognized on the extension date due to the increase in the fair value of the stock options. No other modifications were made to the original grant terms.
A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per option)	(In years)	(In thousands)
Outstanding, January 1, 2021	1,434	$67.26	5.67	$—
Forfeited, canceled or expired	(3)	69.51	7.67	—
Conversions to Class 2 LTIP Units	(631)	62.72	4.80	—
Outstanding, December 31, 2021	800	70.84	4.56	—
Forfeited, canceled or expired	(76)	85.97	—	—
Conversions to Class 2 LTIP Units	(150)	71.06	4.88	—
Outstanding, December 31, 2022	574	68.78	4.39	—
Outstanding, December 31, 2023	574	68.78	3.39	—
Options exercisable at December 31, 2023	574	$68.78	3.39	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2023, the Company did not have any remaining unrecognized compensation expense related to stock options.

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
The Company did not grant or modify any Class 2 LTIP Units during the year ended December 31, 2023. During the year ended December 31, 2022, certain executives converted 150,000 fully vested stock options to Class 2 LTIP Units. The fully vested stock options were granted in December 2014 and expired in December 2022 under the original grant terms. Subsequent to the conversion of the stock options to Class 2 LTIP Units, the 150,000 Class 2 LTIP Units were modified to extend the expiration date from December 2022 to December 2025. The extension of the expiration date resulted in $634,000 of expense recognized on the extension date due to the increase in the fair value of the Class 2 LTIP Units. No other modifications were made to the original grant terms.
During the year ended December 31, 2022, 48,000 Class 2 LTIP Units were granted to an executive officer of the Company with a grant date fair value of $390,000. The Class 2 LTIP Units vest three years from the grant date with a maximum option term of ten years. The fair value of each Class 2 LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the Class 2 LTIP Units granted in the year ended December 31, 2022 are detailed below:

Year Ended December 31,
2022
Grant date fair value	$8.10
Assumptions used:
Expected volatility	75.2%
Expected term (in years)	6.5
Risk-free interest rate	2.2%
Expected dividend yield	—%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of Class 2 LTIP Unit activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2021	—	$—	—	$—
Conversions from stock options	631	62.72	4.80	—
Outstanding, December 31, 2021	631	62.72	4.80	—
Granted	48	45.00	9.21	—
Conversions from stock options	150	71.06	4.88	—
Outstanding, December 31, 2022	829	63.20	4.63	—
Outstanding, December 31, 2023	829	63.20	3.63	—
Class 2 LTIP Units exercisable at December 31, 2023	781	$60.59	3.16	$—
The aggregate intrinsic value represents the difference between the exercise price of the Class 2 LTIP Units and the quoted closing common stock price as of the end of the period. At December 31, 2023, the Company had approximately $156,000 of total unrecognized compensation expense, related to Class 2 LTIP Units that will be recognized over the weighted average period of 1.2 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock—A summary of our restricted stock activity, as it relates to equity-based compensation, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023			2022			2021
	Restricted Shares	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	Restricted Shares	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	Restricted Shares	Weighted Average Price Per Share at Grant	Weighted Average Fair Value
Outstanding at beginning of year	228	$12.25	$2,793	303	$9.93	$3,009	241	$10.45	$2,518
Restricted shares granted (1)	136	13.18	1,792	109	15.96	1,740	172	9.03	1,553
Restricted shares vested	(153)	11.13	1,703	(177)	10.54	1,866	(107)	9.19	983
Restricted shares forfeited	(3)	14.33	43	(7)	13.44	94	(3)	9.87	30
Outstanding at end of year	208	$13.64	$2,837	228	$12.25	$2,793	303	$9.93	$3,009
________
(1) Equity-based compensation expense of $672,000, $1.0 million and $580,000 was recognized in connection with stock grants of 136,000, 109,000 and 172,000 to our employees and independent directors for the years ended December 31, 2023, 2022 and 2021, respectively.
LTIP Units—Under our 2014 Incentive Plan, we are authorized to grant LTIP awards to certain executives and employees as compensation which have a vesting period of three years. All LTIP Units are convertible into common shares of AHH at a 1:1 ratio upon vesting.
A summary of our LTIP Unit activity, as it relates to equity-based compensation, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023			2022
	LTIPs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	LTIPs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value
Outstanding at beginning of year	39	$16.14	$629	—	$—	$—
LTIPs granted (1)	41	13.59	557	39	16.14	629
LTIPs vested	(13)	16.14	210	—	—	—
Outstanding at end of year	67	$14.57	$976	39	$16.14	$629
________
(1) Equity-based compensation expense of $364,000 and $164,000 was recognized in connection with the grants of 41,000 and 39,000 LTIP Units for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, 13,000 LTIP Units were vested and the Company had approximately $656,000 of total unrecognized compensation expense related to LTIP Units.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our DSU activity, as it relates to equity-based compensation, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023			2022			2021
	DSUs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	DSUs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	DSUs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value
Outstanding at beginning of year	82	$10.76	$882	66	$9.68	$639	43	$9.67	$416
DSUs granted (1)	30	10.79	324	16	15.27	244	23	9.70	223
Outstanding at end of year	112	$10.63	$1,191	82	$10.76	$882	66	$9.68	$639
________
(1) Equity-based compensation expense of $320,000, $225,000 and $225,000 was recognized in connection with grants of 30,000, 16,000 and 23,000 immediately vested DSUs to our independent directors for each of the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Change in fair value
Unrealized gain (loss)	$1,959	$477	$(1,671)

Distributions
Fair value (1)	$—	$—	$51
Shares (1)	—	—	3
________
(1)    Distributions made to one participant.
As of December 31, 2023 and December 31, 2022, the carrying value of the DCP liability was $891,000 and $2.8 million, respectively. No distributions were made to any participant during the years ended December 31, 2023 and 2022.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2023, 2022 and 2021, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $4.3 million, $2.8 million and $0, respectively. For the years ended December 31, 2023, 2022 and 2021, “cost of revenues for design and construction” on our consolidated statements of operations included matching expense of $473,000, $183,000 and $0, respectively. Due to the significant negative impact on the Company’s operations and financial results from COVID-19, the Company’s 401(k) match was temporarily suspended for the year ended December 31, 2021.
18. Income Taxes
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax (expense) benefit at federal statutory income tax rate	$1,166	$(2,422)	$2,261
State income tax (expense) benefit, net of federal income tax benefit	6	(1,453)	437
Foreign income tax expense	(1,099)	(1,470)	(426)
Income (loss) passed through to common unit holders and noncontrolling interests	(125)	58	(32)
Permanent differences	(2,177)	(203)	(1,086)
Valuation allowance	1,969	(1,094)	(860)
Uncertain tax position	(61)	(917)	—
Stock compensation expense	361	(741)	—
Other	504	(288)	(132)
Total income tax (expense) benefit	$544	$(8,530)	$162
The U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(9,819)	$4,664	$(11,718)
Foreign	4,268	6,789	738
Total income (loss) before income taxes	$(5,551)	$11,453	$(10,980)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(888)	$(7,928)	$(4,192)
Foreign	(1,475)	(2,031)	(223)
State	(1,374)	(2,829)	(479)
Total current	(3,737)	(12,788)	(4,894)
Deferred:
Federal	14	5,301	4,081
Foreign	3,181	(125)	(203)
State	1,086	(918)	1,178
Total deferred	4,281	4,258	5,056
Total income tax (expense) benefit	$544	$(8,530)	$162

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Penalties of $6,000, $20,000 and interest of $32,000 were paid to taxing authorities for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023 and 2022, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Investments in unconsolidated entities and joint ventures	$161	$136
Capitalized acquisition costs	4,431	5,618
Deferred compensation	198	711
Accrued expenses	7,014	2,453
Equity-based compensation	10,748	10,881
Deferred revenue	887	930
Net operating loss carryover	8,483	6,911
Charitable contributions carryover	580	—
Total gross deferred tax assets	32,502	27,640
Less: Valuation allowance	(6,126)	(7,774)
Total deferred tax assets, net of valuation allowance (1)	26,376	19,866
Deferred tax liabilities
Prepaid expenses	(872)	(709)
Property and equipment	(5,025)	(4,297)
Intangibles	(39,951)	(42,733)
Investment in insurance subsidiary	(5,687)	—
Total deferred tax liabilities	(51,535)	(47,739)
Total net deferred tax assets (liabilities)	$(25,159)	$(27,873)
________
(1)    Includes $4.4 million of deferred tax assets presented in our consolidated balance sheet as of December 31, 2023, of which $3.2 million and $1.2 million of deferred tax assets are assigned to our INSPIRE Mexico and Warwick subsidiaries, respectively.
At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $26.2 million, primarily related to the separate company filing for OpenKey. These NOLs are only available to reduce future federal tax liabilities at each separate entity. If unused, $5.9 million of the OpenKey federal net operating loss carryforwards expire in tax year beginning in 2036, with all other federal net operating losses having an indefinite carryforward period.
At December 31, 2023, the Company also had state net operating loss carryforwards of $3.2 million with, $3.2 million of these loss carryforwards only available to OpenKey. The Company had foreign net operating loss carryforwards of $9.6 million related primarily to its operations in the U.S. Virgin Islands.
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
Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At December 31, 2023, there is a full valuation allowance on the deferred tax assets related to OpenKey totaling $6.1 million. During 2023, the valuation allowance of $2.6 million related to INSPIRE Mexico was reversed due to positive evidence that the deferred tax asset balances will be realized in future years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$1,161	$—	$—
Gross increases for tax positions of prior years	77	1,161	—
Balance at the end of year	$1,238	$1,161	$—
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $978,000, net of federal benefit, as of December 31, 2023. The Company’s policy is to record penalty and interest as a component of income tax expense. See note 2.
19. Related Party Transactions
As an asset manager providing advisory services to Ashford Trust and Braemar, as well as holding an ownership interest in other businesses providing products and services to the hospitality industry, including Ashford Trust and Braemar, related party transactions are inherent in our business. Unless otherwise noted, the activity of Ashford Trust includes Stirling OP. Details of our related party transactions are presented below.
Ashford Trust—We are a party to an amended and restated advisory agreement with Ashford Trust and its operating subsidiary, Ashford Hospitality Limited Partnership (“Ashford Trust OP”). The base fee is paid monthly calculated as 1/12th of 0.70% of Ashford Trust’s total market capitalization plus the Net Asset Fee Adjustment, as defined in our advisory agreement, subject to a minimum monthly base fee. We are also entitled to an incentive advisory fee that is measured annually in each year that Ashford Trust’s annual total stockholder return exceeds the average annual total stockholder return for Ashford Trust’s peer group, subject to the FCCR Condition, as defined in the advisory agreement. Reimbursement for overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements, are billed monthly to Ashford Trust based on a pro rata allocation as determined by the ratio of Ashford Trust’s net investment in hotel properties in relation to the total net investment in hotel properties for both Ashford Trust and Braemar. We also record cost reimbursement revenue for equity grants of Ashford Trust common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the grant date fair value of the award in proportion to the requisite service period satisfied during the period, as well as an offsetting expense in an equal amount included in “reimbursed expenses.”
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford Trust (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require Ashford Trust pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under Ashford Trust’s loan agreements resulting in the foreclosure of Ashford Trust’s hotel properties, (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement between Ashford Trust and Remington Hospitality and the master project management agreement between Ashford Trust and Premier until Ashford Trust’s Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments, (iii) reduces the Consolidated Tangible Net Worth covenant (as defined in the Third Amended and Restated Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received), (iv) revise the criteria that would constitute a Company Change of Control (as defined in the Third Amended and Restated Advisory Agreement), (v) revise the definition of termination fee to provide for a minimum amount of such termination fee and (vi) revise the criteria that would constitute a voting control event.
As of December 2023, we are a party to an advisory agreement with Stirling and Stirling’s subsidiary Stirling OP. The base fee is paid monthly calculated as 1.25% of the aggregate net asset value (“NAV”) of Stirling’s common shares and Stirling OP’s units, excluding Stirling’s Class E Common Shares (the “Class E Common Shares”) and Stirling OP’s Class E Units (the “Class E Units”), before giving effect to any accruals for any fees or distributions. The base fee may be paid, at the Company’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E Units. If the Company elects to receive any portion of its base fee in Class E Common Shares or Class E Units, the Company may elect to have Stirling repurchase such Class E Common Shares or Class E Units from the Company at a later date at a repurchase price per Class E Common Share or Class E Unit, as applicable, equal to the NAV per Class E Common Share. As long as the advisory

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
agreement is not terminated, the Company holds a performance participation interest in Stirling OP that entitles it to receive an allocation from Stirling OP equal to 12.5% of the total return on certain classes of Stirling OP’s units, subject to certain terms. The Company may allocate up to 50% of the performance participation interest to its employees.
Premier is party to master project management agreements with Ashford Trust OP and certain of its affiliates and, as of December 2023, Stirling OP and certain of its affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Stirling.
On March 12, 2024, Premier entered into an Amended and Restated Master Project Management Agreement with Ashford Hospitality Limited Partnership (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
Remington is party to a master hotel management agreement with Ashford Trust and certain of its affiliates to provide hotel management services. Remington additionally managed three of Stirling OP’s properties. Ashford Trust pays the Company a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenue (the “base fee”) as well as annual incentive hotel management fees, if certain operational criteria are met, and other general and administrative expense reimbursements. Ashford Trust pays the base fee and reimburses all expenses for Remington-managed hotels on a weekly basis for the preceding week. Remington is also party to a mutual exclusivity agreement with Ashford Trust and Ashford Trust OP.
On March 12, 2024, Remington entered into a Second Consolidated, Amended and Restated Hotel Master Management Agreement with Ashford TRS Corporation (the “Second A&R HMA”). The provisions of the Second A&R HMA are substantially the same as in the Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of August 8, 2018. The Second A&R HMA provides for an initial term of ten years as to each hotel governed by the Second A&R HMA. The term may be renewed by Remington, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington is not then in default under the Second A&R HMA. The Second A&R HMA also provides that Remington may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties.
Lismore has certain agreements with Ashford Trust to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed.
Lismore also previously held an agreement with Ashford Trust (the “Ashford Trust Agreement”) with an effective date of April 6, 2020 pursuant to which Lismore negotiated forbearance, modifications and refinancings of the existing mortgage debt on Ashford Trust’s hotels. The Ashford Trust Agreement additionally allowed for the Company to receive certain fees for refinancings performed within eight months after the Ashford Trust Agreement terminates. The Ashford Trust Agreement terminated effective April 6, 2022. For the years ended December 2023, 2022 and 2021, the Company recognized revenue of $0, $2.4 million and $10.3 million, respectively, under the Ashford Trust Agreement. Revenue recognized for the year ended December 31, 2021 includes a $1.2 million cumulative catch-up adjustment to revenue which was previously considered constrained. As of December 31, 2023 and 2022, the Company did not have any deferred income related to the Ashford Trust Agreement.
During the year ended December 31, 2023, Lismore entered into various 12-month agreements with Ashford Trust to seek modifications or refinancings of certain mortgage loans held by Ashford Trust. For the year ended December 31, 2023, Lismore recognized approximately $748,000 in revenue under the agreement. As of December 31, 2023, the Company had $183,000 of deferred income recorded related to these agreements.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2023	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$33,176	$34,802	$36,239

Hotel management fees:
Base management fees	25,469	23,873	17,819
Incentive management fees	4,963	6,066	4,180
Total hotel management fees revenue (1)	30,432	29,939	21,999

Design and construction fees revenue (2)	15,911	11,601	4,032

Other revenue:
Watersports, ferry and excursion services (4)	68	217	—
Debt placement and related fees (5)	2,261	3,282	11,381
Premiums earned (6)	142	—	—
Cash management fees (7)	139	97	—
Claims management services (8)	9	17	74
Other services (9)	1,561	1,438	1,628
Total other revenue	4,180	5,051	13,083

Cost reimbursement revenue	278,731	244,148	162,920

Total revenues	$362,430	$325,541	$238,273

REVENUES BY SEGMENT (10)
Advisory	$47,625	$48,859	$51,726
Remington	282,533	255,387	167,600
Premier	22,961	18,776	5,939
INSPIRE	111	85	—
RED	117	231	—
OpenKey	119	123	119
Corporate and other (11)	8,964	2,080	12,889
Total revenues	$362,430	$325,541	$238,273

COST OF REVENUES
Cost of revenues for audio visual (3)	$9,841	$7,663	$2,969

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$22,878	$18,183	$6,734
Watersports, ferry and excursion services revenue from guests at REIT properties (4)	171	190	545
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(3)    INSPIRE and RED primarily contract directly with customers to whom they provide services. INSPIRE and RED recognize the gross revenue collected from their customers by the hosting hotel or venue. Commissions retained by the hotel or venue, including Ashford Trust, for INSPIRE and RED are recognized in “cost of revenues for audio visual” and “other” operating expense, respectively, in our consolidated statements of operations. See note 3 for discussion of the revenue recognition policy.
(4)    Watersports, ferry and excursion services revenue includes revenue that is earned by RED for providing services directly to Ashford Trust rather than contracting with third-party customers.
(5)    Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(6)    Premiums earned is recognized by our insurance subsidiary, Warwick, from general liability and workers’ compensation insurance premiums. Revenue from insurance premiums is recognized ratably over the contractual terms of the respective written policy.
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
(11)    The Corporate and Other segment’s revenue includes cost reimbursement revenue from Ashford Trust’s capital contributions to Ashford Securities under the Third Amended and Restated Contribution Agreement between the Company, Ashford Trust and Braemar. Capital contributions are divided between the Company, Ashford Trust and Braemar based upon the actual amount of capital raised through Ashford Securities for each company which may result in increases or decreases to cost reimbursement revenue in any given reporting period. See discussion regarding Ashford Securities below.
The following table summarizes amounts due (to) from Ashford Trust, net at December 31, 2023 and 2022 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2023	December 31, 2022
Ashford LLC	$8,656	$(4,002)
Remington	5,134	(2,015)
Premier	3,391	2,475
INSPIRE	1,495	1,718
RED	12	5
OpenKey	10	(35)
Pure Wellness	235	657
Due (to) from Ashford Trust	$18,933	$(1,197)

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
Premier is party to a master project management agreement with Braemar OP and Braemar TRS Corporation, a wholly owned subsidiary of Braemar OP, and certain of their affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP. Subsequent to December 31, 2023, the agreement was amended resulting in fees under the agreement being payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements.
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
On March 20, 2020, Lismore entered into an agreement with Braemar to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels (the “Braemar Agreement”). The Braemar Agreement terminated effective March 20, 2021. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $0, $0 and $853,000, respectively, related to the Braemar Agreement. As of December 31, 2023 and 2022, the Company did not have any deferred income related to the Braemar Agreement.
During the year ended December 31, 2023, Lismore entered into a 12-month agreement with Braemar to seek modifications or refinancings of certain mortgage debt held by Braemar. For the year ended December 31, 2023, Lismore recognized approximately $312,000 in revenue under the agreement. As of December 31, 2023, the Company had $52,000 of deferred income recorded related to the agreement.
The following table summarizes the revenues and expenses related to Braemar (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2023	2022	2021
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$13,983	$12,790	$10,806
Incentive advisory fees (1)	268	268	—
Other advisory revenue (2)	521	521	521
Total advisory services fees revenue	14,772	13,579	11,327

Hotel management fees:
Base management fees	2,471	2,959	2,304
Incentive management fees	—	786	612
Total hotel management fees revenue (3)	2,471	3,745	2,916

Design and construction fees revenue (4)	7,800	7,365	2,230

Other revenue:
Watersports, ferry and excursion services (6)	2,314	2,293	2,605
Debt placement and related fees (7)	2,373	940	1,003
Premiums earned (8)	21	—	—
Cash management fees (9)	117	38	—
Claims management services (10)	3	3	7
Other services (11)	248	166	192
Total other revenue	5,076	3,440	3,807

Cost reimbursement revenue	52,929	57,396	30,394

Total revenues	$83,048	$85,525	$50,674

REVENUES BY SEGMENT (12)
Advisory	$31,334	$28,486	$22,911
Remington	27,577	28,181	18,345
Premier	12,652	9,875	3,009
INSPIRE	101	72	—
RED	2,356	2,304	2,605
OpenKey	38	38	38
Corporate and other (13)	8,990	16,569	3,766
Total revenues	$83,048	$85,525	$50,674

COST OF REVENUES (5)
Cost of revenues for audio visual	$4,371	$3,842	$998
Other	1,950	1,153	421

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$10,829	$9,384	$2,175
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	2,894	2,132	2,117
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(1)    The incentive advisory fees for the years ended December 31, 2023 and 2022 includes the pro rata portion of the second year and first year installment, respectively, of the 2022 incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023 and 2021 measurement period.
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
(8)    Premiums earned is recognized by our insurance subsidiary, Warwick, from general liability and workers’ compensation insurance premiums. Revenue from insurance premiums is recognized ratably over the contractual terms of the respective written policy.
(9)    Cash management fees include revenue earned by providing active management and investment of Braemar’s excess cash in short-term U.S. Treasury securities.
(10)    Claims management services include revenue earned from providing insurance claim assessment and administration services.
(11)    Other services revenue is primarily associated with other hotel products and services, such as mobile key applications and hypoallergenic premium rooms, provided to Braemar by our consolidated subsidiaries, OpenKey and Pure Wellness.
(12)    See note 21 for discussion of segment reporting.
(13)    The Corporate and Other segment’s revenue includes cost reimbursement revenue from Braemar’s capital contributions to Ashford Securities under the Third Amended and Restated Contribution Agreement between the Company, Ashford Trust and Braemar. Capital contributions are divided between the Company, Ashford Trust and Braemar based upon the actual amount of capital raised through Ashford Securities for each company which may result in increases or decreases to cost reimbursement revenue in any given reporting period. See discussion regarding Ashford Securities below.
The following table summarizes amounts due (to) from Braemar, net at December 31, 2023 and 2022 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2023	December 31, 2022
Ashford LLC	$(2,433)	$7,253
Remington	173	(69)
Premier	2,177	3,443
INSPIRE	599	917
RED	193	193
OpenKey	5	8
Pure Wellness	—	83
Due (to) from Braemar	$714	$11,828
Ashford Securities—On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”, and as further amended from time to time, the “Contribution Agreement”) was entered into by the Company, Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs to fund the operations of Ashford Securities were allocated 50% to the Company, 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings or other debt or equity offerings through Ashford Securities or June 10, 2023, there was a true up (the “Amended and Restated True-Up Date”) among the Parties whereby the actual amount contributed by each Party was based on the actual amount of capital raised by such Party through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-Up Ratio”). On January 27, 2022, the Parties entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in aggregate contributions to Ashford Securities allocated 10% to the Company, 45% to Ashford Trust and 45% to Braemar. On February 3, 2023, the Amended and Restated True-Up Date occurred and, on March 30, 2023, Braemar paid the Company $8.7 million for Braemar’s portion of their contributions to fund Ashford Securities as calculated under the Initial True-Up Ratio. The $8.7 million payment consisted of $2.5 million and $6.2 million for the Company’s and Ashford Trust’s prior contributions made to Ashford Securities, respectively, which were owed by Braemar as calculated under the Initial True-Up Ratio. On March 30, 2023, the Company paid Ashford Trust $6.2 million.
On February 1, 2023, the Company entered into a Third Amended and Restated Contribution Agreement, which provided that after the Amended and Restated True-Up Date, capital contributions for the remainder of fiscal year 2023 would be divided between each Party based on the Initial True-Up Ratio, there would be a true up reflecting amounts raised by Ashford Securities since June 10, 2019, and thereafter, the capital contributions would be divided among each Party in accordance the cumulative ratio of capital raised by the Parties. However, effective January 1, 2024, the Company entered into a Fourth Amended and Restated Contribution Agreement with Ashford Trust and Braemar which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference.
On January 25, 2024, Ashford Trust paid the Company $3.2 million for Ashford Trust’s portion of their contributions to fund Ashford Securities as calculated under the 2023 year-end true-up pursuant to the Third Amended and Restated Contribution Agreement. On the same day, the Company paid Braemar $3.5 million which consisted of $293,000 and $3.2 million for the Company’s and Ashford Trust’s portion of their contributions to fund Ashford Securities, respectively, which were owed to Braemar as calculated under the 2023 year-end true-up pursuant to the Third Amended and Restated Contribution Agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2023, Ashford Trust and Braemar had funded approximately $179,000 and $20.9 million, respectively. The Company recognized cost reimbursement revenue from Ashford Trust in our consolidated statements of operations of $5.1 million and $0 for the years ended December 31, 2023 and 2021, respectively, and recognized a reduction to cost reimbursement revenue of $2.5 million for the year ended December 31, 2022. The Company recognized cost reimbursement revenue from Braemar in our consolidated statements of operations of $6.4 million, $15.5 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cost reimbursement revenue for the year ended December 31, 2023 includes $1.8 million and $2.0 million of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust and Braemar, respectively.
ERFP Commitments—On June 26, 2018, the Company entered into an Enhanced Return Funding Program Agreement with Ashford Trust (the “Ashford Trust ERFP Agreement”). The independent members of the board of directors of each of the Company and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the Ashford Trust ERFP Agreement on behalf of the Company and Ashford Trust, respectively. On January 15, 2019, the Company entered into the Braemar ERFP Agreement (collectively with the Ashford Trust ERFP Agreement, the “ERFP Agreements”) with Braemar. The independent members of the board of directors of each of the Company and Braemar, with the assistance of separate and independent legal counsel, engaged to negotiate the Braemar ERFP Agreement on behalf of the Company and Braemar, respectively. Under the ERFP Agreements, the Company agreed to provide $50 million (each, an “Aggregate ERFP Amount” and collectively, the “Aggregate ERFP Amounts”) to each of Ashford Trust and Braemar (collectively, the “REITs”), respectively, in connection with each such REIT’s acquisition of hotels recommended by us, with the option to increase each Aggregate ERFP Amount to up to $100 million upon mutual agreement by the parties to the respective ERFP Agreement. Under each of the ERFP Agreements, the Company paid each REIT 10% of each acquired hotel’s purchase price in exchange for furniture, fixtures and equipment (“FF&E”) at a property owned by such REIT, which were subsequently leased by us to such REIT rent-free. The ERFP Agreements required that the Company acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of the respective REITs’ acquisition of the hotel property. The Company recognized the related depreciation tax deduction at the time such FF&E was purchased by the Company and placed into service at the respective REIT’s hotel properties.
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
As of December 31, 2023 and 2022, the Company had no remaining ERFP commitments to Ashford Trust or Braemar under the Ashford Trust ERFP Agreement and the Braemar ERFP Agreement, respectively.
Expiration of ERFP Agreement Related Leases with Ashford Trust and Braemar—Although the Ashford Trust ERFP Agreement expired in accordance with its terms on June 26, 2021, certain obligations of the parties survived. In the first quarter of 2021, Ashford Trust purchased FF&E from the Company at the fair market value of $82,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $107,000 which is included within “other” operating expense in our consolidated statements of operations. Additionally, on January 20, 2021, Ashford Trust sold the Le Meridien hotel in Minneapolis, Minnesota. The hotel contained FF&E with a net book value of $399,000 which was owned by the Company and leased to Ashford Trust rent-free pursuant to the Ashford Trust ERFP Agreement. The Company recorded a loss on disposal of FF&E of $271,000 within “other” operating expense in our consolidated statements of operations. Pursuant to the agreement, Ashford Trust provided replacement FF&E to the Company in the third quarter of 2021 equal to the fair market value of the sold FF&E with a fair market value of $128,000, which was subsequently leased back to Ashford Trust rent-free.

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

In the first quarter of 2022, Ashford Trust purchased FF&E with a net book value of $1.1 million from the Company at the fair market value of $406,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $706,000 which is included within “other” operating expense in our consolidated statement of operations for the year ended December 31, 2022.
In the fourth quarter of 2022, Ashford Trust purchased FF&E with a net book value of $3.1 million from the Company at the fair market value of $1.0 million upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on sale of the FF&E of $2.1 million which is included within “other” operating expense in our consolidated statement of operations for the year ended December 31, 2022. The Company recognized a $1.0 million outstanding receivable which is recorded in “due from Ashford Trust” in our consolidated balance sheet as of December 31, 2022. In the fourth quarter of 2023, the Company entered into a new lease agreement with Ashford Trust wherein the Company purchased FF&E of $1.0 million from Ashford Trust equal to the fair market value of the FF&E sold to Ashford Trust under the ERFP Agreement. The FF&E was leased back to Ashford Trust rent-free.
In the first quarter of 2023, Ashford Trust purchased FF&E with a net book value of $1.5 million from the Company at the fair market value of $450,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recorded a loss on the sale of the FF&E of $1.0 million which is included within “other” operating expense in our consolidated statement of operations for the year ended December 31, 2023. In the fourth quarter of 2023, the Company entered into a new lease agreement with Ashford Trust wherein the Company purchased FF&E of $450,000 from Ashford Trust equal to the fair market value of the FF&E sold to Ashford Trust under the ERFP Agreement. The FF&E was leased back to Ashford Trust rent-free.
In the fourth quarter of 2023, Ashford Trust purchased FF&E with a net book value of $2.4 million from the Company at the fair market value of $630,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $630,000 outstanding receivable which is recorded in “due from Ashford Trust” in our consolidated balance sheet as of December 31, 2023. The Company recorded a loss on the sale of the FF&E of $1.8 million which is included within “other” operating expense in our consolidated statement of operations for the year ended December 31, 2023.
Other Related Party Transactions—On January 3, 2023, the Company acquired Remington Hotel Corporation (“RHC”), an affiliate owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer and the Chairman of Ashford Trust and Braemar, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, from which the Company leases the offices for our corporate headquarters in Dallas, Texas. The purchase price paid was de minimis. We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. Upon the acquisition date, the operating lease asset and corresponding operating lease liability of $17.2 million associated with the Company’s lease with RHC was eliminated upon consolidation.

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
Prior to the acquisition, for the years ended December 31, 2022 and 2021, we recorded $3.3 million and $3.4 million, respectively, in rent expense related to our corporate office lease with RHC.
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the“2022 Braemar Limited Waiver”) with Braemar, Braemar Hospitality Limited Partnership (“Braemar OP”), Braemar TRS Corporation (“Braemar TRS”) and Ashford LLC. On March 15, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “2022 Ashford Trust Limited Waiver” and together with the 2022 Braemar Limited Waiver, the “2022 Limited Waivers”) with Ashford Trust, Ashford Hospitality Limited Partnership (“Ashford Trust OP”), Ashford TRS Corporation (“Ashford Trust TRS”) and Ashford LLC. Pursuant to the 2022 Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2022 (the “2022 Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the 2022 Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the 2022 Waiver Period.
On March 2, 2023, the Company entered into a second Limited Waiver Under Advisory Agreement (the “2023 Braemar Limited Waiver”) with Braemar, Braemar OP, and Braemar TRS and a second Limited Waiver Under Advisory Agreement (the “2023 Ashford Trust Limited Waiver” and, together with the 2023 Braemar Limited Waiver, the “2023 Limited Waivers”) with Ashford Trust, Ashford Trust OP, and Ashford Trust TRS. Pursuant to the 2023 Limited Waivers, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust and the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2023 (the “2023 Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the 2023 Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the 2023 Waiver Period.
On December 7, 2023, the Company contributed $200,000 to Stirling OP in exchange for 8,000 Class E Units resulting in an interest of less than one percent in Stirling OP. The contribution is recorded as an equity method investment within “investments” in our consolidated balance sheet. The Company will also advance on Stirling’s behalf certain of its organizational and offering expenses and general and administrative expenses through December 31, 2024, at which point Stirling will reimburse the Company for all such advanced expenses ratably over 60 months following such date.
On March 11, 2024, the Company entered into (i) a third Limited Waiver Under Advisory Agreement with Ashford Trust (the “2024 Ashford Trust Limited Waiver”) and (ii) a third Limited Waiver Under Advisory Agreement with Braemar (the “2024 Braemar Limited Waiver” and, together with the 2024 Ashford Trust Limited Waiver, the “2024 Limited Waivers”). Pursuant to the 2024 Limited Waivers, the parties to the respective advisory agreements waive the operation of any provision in the advisory agreements that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Company and its affiliates.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Ashford Trust held a 15.06% noncontrolling interest in OpenKey and Braemar held an 7.92% noncontrolling interest in OpenKey as of December 31, 2023 and 2022, respectively. Ashford Trust invested $0, $0 and $500,000 in OpenKey during the years ended December 31, 2023, 2022 and 2021, respectively. Braemar invested $0, $327,000 and $233,000 in OpenKey during the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the Company loaned our consolidated subsidiary OpenKey $2.9 million to fund OpenKey’s operations. The loan balance was eliminated upon consolidation in our consolidated financial statements. See also notes 1, 2, 14, and 15.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to that certain Transition Cost Sharing Agreement entered into in connection with Company’s acquisition of Remington Lodging from the Bennetts in November 2019. The gross amount of expenses and reimbursements for these transition services for the years ended December 31, 2023, 2022 and 2021 was $417,000, $379,000 and $405,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.
20. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(4,628)	$3,646	$(9,925)
Less: Dividends on preferred stock, declared and undeclared (1)	(36,193)	(36,458)	(35,000)
Less: Amortization of preferred stock discount	—	—	(1,053)
Undistributed net income (loss) allocated to common stockholders	(40,821)	(32,812)	(45,978)
Distributed and undistributed net income (loss) - basic	$(40,821)	$(32,812)	$(45,978)
Effect of deferred compensation plan	(1,995)	—	—
Distributed and undistributed net income (loss) - diluted	$(42,816)	$(32,812)	$(45,978)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	3,079	2,915	2,756
Effect of deferred compensation plan shares	49	—	—
Weighted average common shares outstanding – diluted	3,128	2,915	2,756

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(13.26)	$(11.26)	$(16.68)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(13.69)	$(11.26)	$(16.68)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 15.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$501	$448	$(63)
Net income (loss) attributable to subsidiary convertible interests	757	—	(152)
Dividends on preferred stock, declared and undeclared	36,193	36,458	35,000
Amortization of preferred stock discount	—	—	1,053
Total	$37,451	$36,906	$35,838
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	17	92	124
Effect of assumed conversion of Ashford Holdings units	96	65	4
Effect of conversion of subsidiary interests	436	117	145
Effect of assumed conversion of preferred stock	4,241	4,272	4,265
Total	4,790	4,546	4,538
21. Segment Reporting
The Company identifies its segments based on the products and services each segment provides. Our operating segments include: (a) Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry; and (h) Warwick, which provides insurance policy coverages primarily for general liability and workers’ compensation claims. For 2023, Premier, OpenKey, RED, Pure Wellness and Warwick do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier, RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness, Warwick and, for the years ended December 31, 2022 and 2021, Marietta, into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See note 3 for details of our segments’ material revenue generating activities.
The Company considers its chief executive officer to be its chief operating decision maker (“CODM”). The CODM regularly reviews operating results for the purpose of assessing performance and making decisions about resource allocation. Our CODM’s primary measure of segment profitability is net income. Our CODM currently reviews assets at the consolidated level and does not currently review segment assets to make key decisions on resource allocations.
Certain information concerning our segments for the years ended December 31, 2023, 2022 and 2021 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services fees	$47,948	$—	$—	$—	$—	$—	$—	$47,948
Hotel management fees	—	52,561	—	—	—	—	—	52,561
Design and construction fees	—	—	27,740	—	—	—	—	27,740
Audio visual	—	—	—	148,617	—	—	—	148,617
Other	268	41	—	—	34,058	1,586	7,480	43,433
Cost reimbursement revenue (1)	30,744	371,720	12,207	212	92	—	11,521	426,496
Total revenues	78,960	424,322	39,947	148,829	34,150	1,586	19,001	746,795
EXPENSES
Depreciation and amortization	1,353	11,861	11,527	1,920	1,109	12	440	28,222
Other operating expenses (2)	2,898	32,825	18,354	139,246	32,273	4,979	53,546	284,121
Reimbursed expenses (1)	30,673	371,720	12,207	212	92	—	11,603	426,507
Total operating expenses	34,924	416,406	42,088	141,378	33,474	4,991	65,589	738,850
OPERATING INCOME (LOSS)	44,036	7,916	(2,141)	7,451	676	(3,405)	(46,588)	7,945
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(702)	(702)
Interest expense	—	—	—	(1,818)	(1,625)	(21)	(10,744)	(14,208)
Amortization of loan costs	—	—	—	(164)	(41)	—	(846)	(1,051)
Interest income	—	122	—	—	—	—	1,676	1,798
Realized gain (loss) on investments	—	(80)	—	—	—	—	—	(80)
Other income (expense)	—	(24)	—	479	402	(64)	(46)	747
INCOME (LOSS) BEFORE INCOME TAXES	44,036	7,934	(2,141)	5,948	(588)	(3,490)	(57,250)	(5,551)
Income tax (expense) benefit	(10,571)	(1,453)	519	(487)	304	—	12,232	544
NET INCOME (LOSS)	$33,465	$6,481	$(1,622)	$5,461	$(284)	$(3,490)	$(45,018)	$(5,007)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $12.9 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
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
Total assets by segment are presented below (in thousands):

	December 31,
	2023	2022
Remington	$166,719	$182,884
Premier	138,967	155,332
INSPIRE	57,193	42,168
RED	50,012	31,863
OpenKey	1,303	2,149
Other (1)	90,613	67,960
Total Assets	$504,807	$482,356
________
(1)    Other includes the total assets of our Advisory and Corporate and Other segments. Total assets for our Advisory segment are not available for disclosure as assets are not allocated between our Advisory and Corporate and Other segments.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Geographic Information
For revenues by geographical locations, see note 3. The following table presents property and equipment, net by geographic area as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
United States	$49,478	$36,548
Mexico	6,439	4,478
Dominican Republic	677	538
United Kingdom (Turks and Caicos Islands)	258	227
	$56,852	$41,791
22. Concentration of Risk
During the years ended December 31, 2023, 2022 and 2021, our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Braemar. Additionally, Remington, Premier, OpenKey, RED, Pure Wellness, Lismore and Warwick generated revenues through contracts with Ashford Trust and Braemar, as summarized in the table below, stated as a percentage of the consolidated subsidiaries’ total revenues.

	Year Ended December 31,
	2023	2022	2021
Percentage of total revenues from Ashford Trust and Braemar (1)
Remington	73.1%	79.6%	93.7%
Premier	89.1%	88.8%	72.1%
INSPIRE (2)	22.8%	22.8%	17.9%
RED	16.2%	9.6%	10.9%
OpenKey	9.9%	10.8%	8.0%
Pure Wellness	66.9%	65.7%	62.1%
Lismore	100.0%	100.0%	100.0%
Warwick	0.8%	N/A	N/A
________
(1)See note 19 for details regarding our related party transactions.
(2)Represents percentage of revenues earned by INSPIRE from customers at Ashford Trust and Braemar hotels. See note 3 for the discussion of audio visual revenue recognition policy.
The carrying amounts of net assets related to our INSPIRE operations in Mexico and the Dominican Republic increased to $2.2 million and $2.1 million, respectively, as of December 31, 2023, from $1.4 million and $763,000 as of December 31, 2022. The carrying amounts of net assets related to our RED operations in Turks and Caicos were $944,000 and $682,000 as of December 31, 2023 and 2022, respectively. For discussion of revenues by geographic location, see note 3.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, as a result of the material weakness in our internal control over financial reporting described below, and for which it was not possible for the Company to remediate during the fourth quarter of 2023 for reasons discussed below, our disclosure controls and procedures were not effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
During the Company’s financial statement close process for the fourth quarter of 2023 and preparation of the 2023 Form 10-K, a material weakness was identified solely as it pertains to the Company’s new insurance subsidiary, Warwick, that was formed in December 2023, and more specifically solely related to management’s review controls over evaluating whether the revenue and expense from the one-time transfer of the casualty insurance loss portfolio (the “LPT”) to Warwick should eliminate in consolidation.
As previously disclosed, the Company’s Risk Management department has historically collected funds from Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds have historically been deposited into restricted cash and used to pay casualty claims throughout the year as they are incurred. The claim liability related to the restricted cash balance has been included in current “other liabilities” in our consolidated balance sheets. This deposit accounting was appropriate because the Company was determined to be an agent for its clients related to these casualty claims, not a principal, under GAAP.

In December 2023, the Company formed our insurance subsidiary, Warwick, which is licensed by the Texas Department of Insurance, and obtained the approval from the independent boards of directors of Ashford Trust and Braemar to (1) transfer the loss portfolio to Warwick including the existing cash reserves and claims liability for casualty insurance policies from January 1, 2014 through December 31, 2023 and (2) enter into new casualty policies with Warwick for the next one year policy period. The Company engaged multiple third-party accounting experts to evaluate the accounting for these transactions and initially concluded that the Company had become the principal for its clients under GAAP through Warwick, which resulted in reporting the revenues and expenses related to the LPT in the Company’s consolidated statement of operations with no net impact to net loss attributable to common stockholders or the related per share amounts.
However, prior to the issuance of the Form 10-K, management determined that the incorrect judgment was applied when determining whether the Company should report the revenues and expenses related to the LPT in its consolidated statement of operations or eliminate the revenues and expenses in consolidation. This resulted in a judgmental misstatement in the Company’s consolidated financial statements prior to the issuance of the Form 10-K. The execution of the related control is complex and involves significant judgment for which there are varying interpretations, and the facts and circumstances underlying the deficiency occur infrequently. The operation of the control used in reaching the Company’s accounting conclusion, which involves judgment, resulted in a misstatement that ultimately caused the control to be ineffective. Since the deficiency was identified prior to the issuance of the Form 10-K, the consolidated financial statements in the Form 10-K have been corrected.
To prevent future material weaknesses from arising under similar circumstances, if similar facts and circumstances arise in the future we will ensure that similar transactions eliminate in consolidation. The Company is also evaluating other remediation steps. The material weakness will not be considered remediated until management is able to test and conclude that it has designed and implemented effective controls that have operated for a sufficient period of time. As such, it is not possible for management to remediate the material weakness as of December 31, 2023.
We reviewed the results of management’s assessment with the audit committee of our board of directors.
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with GAAP.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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

PART IV
Item 15. Financial Statement Schedules and Exhibits
(a)Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 79 through 149 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
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

3.10	Amended and Restated Bylaws of Ashford Inc., as amended August 24, 2023 (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on August 25, 2023) (File No. 001-36400)
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
4.2	Form of Senior Indenture and (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.4	Form of Senior Debt Security (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
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

4.6
Amendment No. 1 to the Rights Agreement, dated May 15, 2023, between Ashford Inc. and Computershare Trust Company, N.A, as Rights Agent (incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 15, 2023) (File No. 001-36400)

4.7*	Description of Securities
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

10.10†	Ashford Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
10.10.1†	Amendment No. 1 to the Ashford, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed on November 2, 2016) (File No. 333-200183)
10.10.2†	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K filed on March 17, 2023) (File No. 001-36400)
10.10.3†	Form of Class 2 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K filed on March 17, 2023) (File No. 001-36400)
10.10.4†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K filed on March 17, 2023) (File No. 001-36400)
10.11	Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 18, 2014) (File No. 001-36400)
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
10.26.2
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.26.3
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30.1
Amendment No. 1 to the Braemar Master Project Management Agreement, dated May 28, 2021, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.30.2*
Amendment No. 2 to the Braemar Master Project Management Agreement, dated February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Premier Project Management LLC

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32.1
Amendment No. 1 to the Master Project Management Agreement, dated as of May 28, 2021, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.33†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.34†
Amended and Restated Employment Agreement between Ashford Inc., Ashford Hospitality Services, LLC and Jeremy Welter, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2019) (File No. 001-36400)

10.34.1†
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on April 19, 2022)(File No. 001-36400).

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

Exhibit	Description
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

Exhibit	Description
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

10.63
Amended and Restated Credit Agreement by and between Inspire Event Technologies Holdings, LLC and Comerica Bank, dated March 24, 2023 (composite version, reflects all amendments through March 24, 2023) (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.64
Third Amended and Restated Master Term Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.65
Third Amended and Restated Master Revolving Note, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.66
Equipment Note Agreement, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.67
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

Exhibit	Description
10.68
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.69†
Amended and Restated Employment Agreement by and between Ashford Hospitality Advisors LLC and Deric S. Eubanks, dated to be effective January 1, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 25, 2023) (File No. 001-36400)

10.70
Advisory Agreement, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC, dated December 6, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2023) (File No. 001-36400)

10.71†
Letter Agreement, by and between Mark Nunneley and Ashford Inc., dated December 7, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 7, 2023) (File No. 001-36400)

10.72
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 15, 2024) (File No. 001-36400)

10.73*	Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC
10.74*	Amended and Restated Master Project Management Agreement, dated March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Premier Project Management LLC
10.75*
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC

10.76*
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

21*	List of subsidiaries of Ashford Inc.
23.1*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report.

Exhibit	Description
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
** Furnished herewith.
*** The disclosure schedules referenced in the Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Ashford hereby undertakes to furnish supplementally a copy of the omitted disclosure schedules upon request by the SEC.
† Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2024.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2024
Monty J. Bennett

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 27, 2024
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2024
Justin R. Coe

/s/ J. ROBISON HAYS, III	Senior Managing Director	March 27, 2024
J. Robison Hays, III

/s/ DINESH P. CHANDIRAMANI	Director	March 27, 2024
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 27, 2024
Darrell T. Hail

/s/ W. MICHAEL MURPHY	Director	March 27, 2024
W. Michael Murphy

/s/ BRIAN WHEELER	Director	March 27, 2024
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 27, 2024
Uno Immanivong