Form 10-Q
period 2024-03-31
Ashford Inc.
filed 2024-05-13
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	AINC	NYSE American LLC
Preferred Stock Purchase Rights		NYSE American LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	3,430,500
(Class)	Outstanding at May 9, 2024

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents ($10,596 and $7,574, respectively, attributable to VIEs)	$52,364	$52,054
Restricted cash	14,961	23,216
Restricted investment	109	128
Accounts receivable, net of allowance for credit losses of $2,141 and $2,090, respectively ($152 and $693, respectively, attributable to VIEs)	34,469	26,945
Due from affiliates	—	41
Due from Ashford Trust ($94 and $326, respectively, attributable to VIEs)	11,475	18,933
Due from Braemar ($28 and $24, respectively, attributable to VIEs)	5,993	714
Inventories ($230 and $386, respectively, attributable to VIEs)	2,545	2,481
Prepaid expenses and other assets ($676 and $530, respectively, attributable to VIEs)	16,395	16,418
Total current assets	138,311	140,930
Investments ($5,000 and $5,000, respectively, reported at fair value and attributable to VIEs)	9,301	9,265
Property and equipment, net ($513 and $707, respectively, attributable to VIEs)	57,454	56,852
Operating lease right-of-use assets	20,844	21,193
Deferred tax assets, net	4,240	4,358
Goodwill	61,013	61,013
Intangible assets, net	204,569	210,095
Other assets, net	1,339	1,101
Total assets	$497,071	$504,807
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses ($917 and $1,919, respectively, attributable to VIEs)	$37,006	$54,837
Dividends payable	37,881	28,508
Due to affiliates	789	—
Deferred income ($238 and $210, respectively, attributable to VIEs)	10,234	11,963
Notes payable, net ($237 and $387, respectively, attributable to VIEs)	4,358	4,387
Finance lease liabilities	382	437
Operating lease liabilities	4,339	4,160
Claims liabilities and other	31,331	31,112
Total current liabilities	126,320	135,404
Deferred income ($0 and $1,192, respectively, attributable to VIEs)	8,683	6,415
Deferred tax liability, net	31,015	29,517
Deferred compensation plan	613	891
Notes payable, net	135,474	132,579
Finance lease liabilities	2,778	2,832
Operating lease liabilities	18,546	19,174
Other liabilities	2,628	2,590
Total liabilities	326,057	329,402
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	478,000	478,000
Redeemable noncontrolling interests	1,999	1,972
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,560,279 and 3,317,786 shares issued and 3,430,643 and 3,212,312 shares outstanding at March 31, 2024 and December 31, 2023, respectively	4	3
Additional paid-in capital	298,764	299,304
Accumulated deficit	(616,927)	(609,312)
Accumulated other comprehensive income (loss)	(160)	(213)
Treasury stock, at cost, 129,636 and 105,474 shares at March 31, 2024 and December 31, 2023, respectively	(1,411)	(1,354)
Total equity (deficit) of the Company	(319,730)	(311,572)
Noncontrolling interests in consolidated entities	10,745	7,005
Total equity (deficit)	(308,985)	(304,567)
Total liabilities, mezzanine equity and equity (deficit)	$497,071	$504,807
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Advisory services fees	$11,744	$12,303
Hotel management fees	12,470	12,187
Design and construction fees	9,447	6,929
Audio visual	44,912	40,357
Other	16,251	9,074
Cost reimbursement revenue	114,310	104,272
Total revenues	209,134	185,122
EXPENSES:
Salaries and benefits	22,664	22,775
Cost of revenues for design and construction	2,030	2,866
Cost of revenues for audio visual	30,882	27,828
Depreciation and amortization	6,381	7,000
General and administrative	16,857	9,710
Other	8,923	6,102
Reimbursed expenses	114,377	104,198
Total expenses	202,114	180,479
OPERATING INCOME (LOSS)	7,020	4,643
Equity in earnings (loss) of unconsolidated entities	36	(459)
Interest expense	(4,156)	(2,837)
Amortization of loan costs	(276)	(241)
Interest income	692	277
Realized gain (loss) on investments	—	(80)
Other income (expense)	545	493
INCOME (LOSS) BEFORE INCOME TAXES	3,861	1,796
Income tax (expense) benefit	(2,346)	(620)
NET INCOME (LOSS)	1,515	1,176
Net (income) loss from consolidated entities attributable to noncontrolling interests	171	288
Net (income) loss attributable to redeemable noncontrolling interests	(92)	(155)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,594	1,309
Preferred dividends, declared and undeclared	(9,202)	(9,034)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,608)	$(7,725)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(2.43)	$(2.59)
Weighted average common shares outstanding - basic	3,134	2,984
Diluted:
Net income (loss) attributable to common stockholders	$(2.43)	$(2.59)
Weighted average common shares outstanding - diluted	3,160	2,984
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$1,515	$1,176
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	53	(92)
COMPREHENSIVE INCOME (LOSS)	1,568	1,084
Comprehensive (income) loss attributable to noncontrolling interests	171	288
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(92)	(155)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,647	$1,217
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2023	3,212	$3	$299,304	$(609,312)	$(213)	(105)	$(1,354)	$7,005	$(304,567)	19,120	$478,000	$1,972
Equity-based compensation	243	1	358	—	—	—	—	—	359	—	—	100
Issuance of subsidiary common stock to noncontrolling interests	—	—	(180)	—	—	—	—	180	—	—	—	—
Forfeiture of restricted common shares	—	—	6	—	—	—	(6)	—	—	—	—	—
Purchase of treasury stock	(24)	—	—	—	—	(24)	(51)	—	(51)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,202)	—	—	—	—	(9,202)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(342)	—	—	—	—	128	(214)	—	—	—
Contributions from noncontrolling interests, net of issuance costs	—	—	(382)	—	—	—	—	3,603	3,221	—	—	—
Redemption value adjustment	—	—	—	(7)	—	—	—	—	(7)	—	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	53	—	—	—	53	—	—	—
Net income (loss)	—	—	—	1,594	—	—	—	(171)	1,423	—	—	92
Balance at March 31, 2024	3,431	$4	$298,764	$(616,927)	$(160)	(129)	$(1,411)	$10,745	$(308,985)	19,120	$478,000	$1,999

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614
Equity-based compensation	116	—	410	—	—	—	—	—	410	—	—	67
Forfeiture of restricted common shares	(1)	—	11	—	—	(1)	(11)	—	—	—	—	—
Purchase of treasury stock	(28)	—	—	—	—	(28)	(341)	—	(341)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,034)	—	—	—	—	(9,034)	—	—	—
Employee advances	—	—	(18)	—	—	—	—	—	(18)	—	—	—
Redemption value adjustment	—	—	—	(5)	—	—	—	—	(5)	—	—	5
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	(92)	—	—	—	(92)	—	—	—
Net income (loss)	—	—	—	1,309	—	—	—	(288)	1,021	—	—	155
Balance at March 31, 2023	3,197	$3	$298,118	$(576,212)	$(14)	(100)	$(1,299)	$(121)	$(279,525)	19,120	$478,000	$1,669
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$1,515	$1,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,509	8,528
Change in fair value of deferred compensation plan	(278)	(220)
Equity-based compensation	457	489
Equity in (earnings) loss in unconsolidated entities	(36)	459
Deferred tax expense (benefit)	1,616	(787)
Change in fair value of contingent consideration	(50)	780
(Gain) loss on disposal of assets	15	1,017
Amortization of other assets	—	166
Amortization of loan costs	276	241
Realized loss on investment	—	80
Other (gain) loss	318	(57)
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(7,732)	(8,272)
Due from affiliates	41	(14)
Due from Ashford Trust	7,458	(7,390)
Due from Braemar	(5,321)	9,237
Inventories	(67)	(21)
Prepaid expenses and other	195	2,923
Operating lease right-of-use assets	861	999
Other assets	(238)	(23)
Accounts payable and accrued expenses	(17,565)	(19,567)
Due to affiliates	789	2
Due to Ashford Trust	—	(747)
Claims liabilities and other	808	2,952
Operating lease liabilities	(961)	(994)
Deferred income	507	1,600
Net cash provided by (used in) operating activities	(8,883)	(7,443)
Cash Flows from Investing Activities
Additions to property and equipment	(4,392)	(5,126)
Proceeds from sale of property and equipment, net	253	25
Restricted cash acquired in asset acquisition of RHC	—	849
Acquisition of Alii Nui, net of cash acquired	—	(6,702)
Acquisition of noncontrolling interest in consolidated subsidiaries	(214)	—
Issuance of notes receivable	—	(361)
Net cash provided by (used in) investing activities	(4,353)	(11,315)

	Three Months Ended March 31,
	2024	2023

Cash Flows from Financing Activities
Payments for dividends on preferred stock	—	(8,699)
Payments on revolving credit facilities	(7,859)	—
Borrowings on revolving credit facilities	11,025	3
Proceeds from notes payable	650	20,011
Payments on notes payable	(1,609)	(1,207)
Payments on finance lease liabilities	(109)	(101)
Payments of loan costs	(19)	(52)
Purchase of treasury stock	(51)	(341)
Employee advances	—	(18)
Payment of contingent consideration	(100)	—
Contributions from noncontrolling interests, net of issuance costs	3,306	—
Distributions to noncontrolling interests	—	(172)
Net cash provided by (used in) financing activities	5,234	9,424
Effect of foreign exchange rate changes on cash and cash equivalents	57	23
Net change in cash, cash equivalents and restricted cash	(7,945)	(9,311)
Cash, cash equivalents and restricted cash at beginning of period	75,270	81,448
Cash, cash equivalents and restricted cash at end of period	$67,325	$72,137

Supplemental Cash Flow Information
Interest paid	$4,074	$2,950
Income taxes paid (refunded), net	(292)	1,763
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Alii Nui through issuance of RED Units	—	2,000
Capital expenditures accrued but not paid	896	378
Finance lease additions	—	25
Settlement of contingent consideration liability	401	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$52,054	$44,390
Restricted cash at beginning of period	23,216	37,058
Cash, cash equivalents and restricted cash at beginning of period	$75,270	$81,448

Cash and cash equivalents at end of period	$52,364	$37,004
Restricted cash at end of period	14,961	35,133
Cash, cash equivalents and restricted cash at end of period	$67,325	$72,137
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company,” “we,” “us” or “our”), a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Hospitality Trust, Inc. (“Ashford Trust”), Braemar Hotels & Resorts Inc. (“Braemar”), Stirling Hotels & Resorts, Inc. (“Stirling”) and our consolidated subsidiary, the Texas Strategic Growth Fund, L.P. (“TSGF L.P.”). We became a public company in November 2014, and our common stock is listed on the NYSE American LLC (“NYSE American”).
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
We are currently the advisor for Ashford Trust, Braemar, Stirling and TSGF L.P. In our capacity as advisor, we are responsible for implementing the investment strategies and managing the day-to-day operations of our clients and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of each client’s respective boards of directors. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Stirling invests in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and became our client on December 6, 2023. TSGF L.P. invests in all types of real estate in the state of Texas. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”). Stirling is privately held and Stirling’s subsidiary, Stirling REIT OP, LP (“Stirling OP”), is consolidated by Ashford Trust. TSGF L.P. is a privately held consolidated subsidiary of the Company.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2024.

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
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Ashford Holdings	OpenKey (3)	TSGF L.P. (5)
Ashford Inc. ownership interest	98.78%	76.78%	19.10%
Redeemable noncontrolling interests (1) (2)	1.22%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	80.90%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,999	n/a	n/a
Redemption value adjustment, year-to-date	7	n/a	n/a
Redemption value adjustment, cumulative	629	n/a	n/a
Carrying value of noncontrolling interests	n/a	(705)	11,450

	December 31, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)	TSGF L.P. (5)
Ashford Inc. ownership interest	99.49%	76.78%	70.00%	25.29%
Redeemable noncontrolling interests (1) (2)	0.51%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%	74.71%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,972	n/a	n/a	n/a
Redemption value adjustment, year-to-date	9	n/a	n/a	n/a
Redemption value adjustment, cumulative	622	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	(537)	(127)	7,669
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
(3)    Represents ownership interests in OpenKey, Inc. (“OpenKey”), a consolidated VIE for which we are considered the primary beneficiary. OpenKey is a hospitality-focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)    Represents ownership interests in PRE Opco, LLC (“Pure Wellness”), our wholly owned subsidiary which provides hypoallergenic premium rooms in the hospitality and commercial office industry. On January 1, 2024, we acquired the remaining outstanding shares in Pure Wellness from the previous noncontrolling interest holders for $214,000, increasing our ownership of Pure Wellness from 70% to 100%. Prior to our acquisition of Pure Wellness’ noncontrolling interest, Pure Wellness was a consolidated VIE for which we were considered the primary beneficiary.
(5)    Represents ownership interests in TSGF L.P., a consolidated VIE for which we are considered the primary beneficiary.
Investments—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests or voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our equity method investments for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its fair value is less than the carrying amount of our investment. No such impairment was recorded during the three months ended March 31, 2024 and 2023.
Our subsidiary TSGF L.P. is accounted for as an investment company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under Financial Accounting Standards Board (“FASB”) ASC 946. TSGF L.P.’s investment is reflected in “investments” in our condensed consolidated balance sheets at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of “other income (expense)” in our condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price). The fair value of TSGF L.P.’s investment as of March 31, 2024 and December 31, 2023 was $5.0 million. See note 7.
We additionally hold an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at March 31, 2024 and December 31, 2023. We account for the investment at fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three months ended March 31, 2024 and 2023. In the event that the assumptions used to determine fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	March 31, 2024	December 31, 2023
Carrying value of the investment in REA Holdings	$2,416	$2,370
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended March 31,
	2024	2023
Equity in earnings (loss) in unconsolidated entities REA Holdings	$46	$(459)
The Company additionally holds various investments which are individually immaterial that are accounted for under the equity method. As of March 31, 2024 and December 31, 2023, the combined carrying value of these equity method investments was $1.4 million and $1.4 million, respectively.
Use of Estimates—The preparation of these condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Advisory:
Insurance claim reserves (1)	$11,969	$18,947

Remington:
Managed hotel properties’ reserves (2)	1,172	2,508
Insurance claim reserves (3)	1,820	1,761
Total Remington restricted cash	2,992	4,269

Total restricted cash	$14,961	$23,216

________
(1)    Prior to the incorporation of Warwick, Ashford Inc. collected funds from the Ashford Trust and Braemar properties and their respective management companies in an amount equal to the actuarial forecast of that year’s expected casualty claims and associated fees. These funds were deposited into restricted cash and are used to pay casualty claims as incurred. The claim liability related to the restricted cash balance is included in “claims liabilities and other” in our condensed consolidated balance sheets.
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due to/from Ashford Trust”, “due from Braemar” and “due to/from affiliates” in our condensed consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses” in our condensed consolidated balance sheets.
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in “claims liabilities and other” in our condensed consolidated balance sheets.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services and third-party owned properties managed by Remington. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is maintained at a level adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions and other relevant factors, including specific reserves for certain accounts. As of March 31, 2024 and December 31, 2023, the allowance for doubtful accounts was $2.1 million and $2.1 million, respectively.
Notes Receivable—Notes receivable were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Remington note receivable (1)	$525	$525
Ashford LLC note receivable (2)	1,104	1,082
REA Holdings affiliate (3)	861	845
Other	233	245
Total notes receivable	$2,723	$2,697
________
(1)    Remington holds a note receivable from a third party. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly commencing March 31, 2023. As of March 31, 2024 and December 31, 2023, the outstanding principal balance is included in “prepaid expenses and other” in our condensed consolidated balance sheets.
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
Property and Equipment, Net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. As of March 31, 2024 and December 31, 2023, property and equipment, net of accumulated depreciation, included ERFP assets of $1.6 million and $1.7 million, audio visual equipment at INSPIRE of $15.3 million and $15.6 million and marine vessels at RED of $25.6 million and $25.0 million, respectively.
Claims Liabilities and Other—As of March 31, 2024 and December 31, 2023, claims liabilities and other included reserves in the amount of $27.3 million and $26.8 million for Warwick and Ashford LLC’s liabilities, respectively, for case-basis estimates of reported losses and incurred but not reported (“IBNR”) losses primarily from general liability and workers’ compensation which are calculated based upon loss projections utilizing industry data. In establishing its liability for losses and loss adjustment expenses, the Company utilizes the findings of an independent consulting actuary. An estimate of ultimate losses and loss expenses is projected at each reporting date. IBNR reserves are derived from the difference between projected ultimate losses and loss expenses incurred. Actuarial methodologies used by the consulting actuary include the Bornhuetter Ferguson, loss development, case reserve development, and pure premium methods. As adjustments to these estimates become necessary, such adjustments are reflected in “other” operating expenses in our condensed consolidated statements of operations.
As of March 31, 2024 and December 31, 2023, claims liabilities and other additionally included $2.0 million and $1.7 million, respectively, relating to reserves for Remington health insurance claims. As of March 31, 2024, claims liabilities and other also included the current portion of the contingent consideration liabilities of $499,000 and $1.2 million from the Company’s acquisitions of Alii Nui and Maui Dive Shop (“Alii Nui”) and Chesapeake Hospitality (“Chesapeake”), respectively. As of December 31, 2023, claims liabilities and other also included the current portion of the contingent consideration liabilities of $1.0 million and $1.3 million from the Company’s acquisitions of Alii Nui and Chesapeake, respectively. See note 7.
Other Liabilities—As of March 31, 2024 and December 31, 2023, other liabilities included the noncurrent portion of the contingent consideration liability of $1.6 million and $1.6 million from the Company’s acquisition of Chesapeake, respectively. See note 7. As of March 31, 2024 and December 31, 2023, other liabilities also included an uncertain tax position of $996,000 and $978,000, respectively.
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
ASC 740 “Income Taxes” addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities in Mexico, the Dominican Republic, the U.S. Virgin Islands, and beginning in 2023, additionally, Aruba, Puerto Rico and Costa Rica. Tax years 2019 through 2023 remain subject to potential examination by federal and certain state taxing authorities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Adopted Accounting Standards—In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt - Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We adopted ASU 2020-06 effective January 1, 2024 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.
Recently Issued Accounting Standards—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other requirements, improves disclosures about a public entity’s reportable segments by requiring a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280 in interim periods. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the level of impact the adoption of ASU 2023-07 will have on the Company’s financial statements.
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
Design and Construction Fees Revenue
Design and construction fees revenue primarily consists of revenue generated by our subsidiary, Premier Project Management LLC (“Premier”). Premier provides design and construction management services, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services and freight management at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer. On February 12, 2024, Braemar entered into Amendment No. 2 to the Master Project Management Agreement with Premier and, on March 12, 2024, Ashford Trust entered into an Amended and Restated Master Project Management Agreement with Premier (collectively, the “Premier Agreements”). The Premier Agreements modified the existing arrangements and provide that fees from Ashford Trust and Braemar will be payable monthly as the service is delivered based on the percentage of completion, as reasonably determined by Premier. The Premier Agreements resulted in contract modifications, as defined under ASC 606, which resulted in cumulative catch-up adjustments that increased design and construction fees in the three months ended March 31, 2024, by a total of $3.6 million.
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
Other Revenue
Other revenue includes revenue provided by certain of our products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Payment is ordinarily due 15 days after the end of the month in which services were rendered. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancing of certain mortgage debt by our subsidiary, Lismore Capital II LLC (“Lismore”). For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. For other agreements, deferred income related to the various

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Lismore fees will be recognized over the term of the agreement on a straight-line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. Other revenue also includes general liability and workers’ compensation insurance premiums paid to our insurance subsidiary, Warwick. Insurance premiums received are initially recorded in the current portion of deferred income in our condensed consolidated balance sheets and recognized as revenue ratably over the contractual terms of the respective written policy, which is primarily twelve months. General liability and workers’ compensation insurance premiums are generally paid upfront to Warwick annually.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our consolidated deferred income activity (in thousands):

	Deferred Income
	2024	2023
Balance as of January 1	$18,378	$7,800
Increases to deferred income	7,896	5,284
Recognition of revenue (1)	(7,357)	(3,615)
Balance as of March 31	$18,917	$9,469
________
(1)    Revenue recognized in the three months ended March 31, 2024, includes (a) $1.8 million of revenue primarily related to our advisory agreements and our Contribution Agreement with Ashford Trust and Braemar, (b) $826,000 of audio and visual revenue, (c) $1.2 million of watersports, ferry and excursion services revenue, (d) $2.6 million of premiums earned by Warwick and (e) $903,000 of revenues earned by our other products and services companies. Revenue recognized in the three months ended March 31, 2024 includes $5.9 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2023.
Revenue recognized in the three months ended March 31, 2023 includes (a) $368,000 of advisory revenue primarily related to our advisory agreements and our Contribution Agreement with Ashford Trust and Braemar, (b) $1.1 million of audio visual revenue and (c) $2.2 million of revenues earned by our other products and services companies. Revenue recognized in the three months ended March 31, 2023 includes $3.6 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2022.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight-line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. See note 14. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at March 31, 2024 and March 31, 2023.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $34.5 million, $26.1 million and $17.6 million included in “accounts receivable, net” primarily related to our products and services segment, $11.5 million, $18.9 million and $0 in “due from Ashford Trust,” and $6.0 million, $714,000 and $11.8 million included in “due from Braemar” related to advisory services at March 31, 2024, December 31, 2023 and December 31, 2022, respectively. See notes 2 and 14.
Disaggregated Revenue
Our revenues were comprised of the following for the three months ended March 31, 2024 and 2023 respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Advisory services fees:
Base advisory fees	$11,547	$12,108
Incentive advisory fees	67	67
Other advisory revenue	130	128
Total advisory services fees revenue	11,744	12,303

Hotel management fees:
Base fees	8,948	9,010
Incentive fees	1,456	982
Other management fees	2,066	2,195
Total hotel management fees revenue	12,470	12,187

Design and construction fees revenue	9,447	6,929

Audio visual revenue	44,912	40,357

Other revenue:
Watersports, ferry and excursion services (1)	11,224	7,628
Debt placement and related fees (2)	1,018	395
Premiums earned	2,964	—
Cash management fees (3)	30	126
Claims management services	7	1
Other services (4)	1,008	924
Total other revenue	16,251	9,074

Cost reimbursement revenue	114,310	104,272

Total revenues	$209,134	$185,122

REVENUES BY SEGMENT (5)
Advisory	$21,249	$20,881
Remington	113,810	101,464
Premier	12,965	9,771
INSPIRE	44,996	40,409
RED	11,288	7,651
OpenKey	353	389
Corporate and other	4,473	4,557
Total revenues	$209,134	$185,122
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
(5)    We have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Warwick and Pure Wellness into an “all other” category, which we refer to as “Corporate and Other.” See note 16 for discussion of segment reporting.
Geographic Information
Our Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Remington, INSPIRE and RED conduct business both in the United States and internationally. The following table presents revenue from Remington, INSPIRE and RED geographically for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
Remington:
United States	$113,707	$101,464
Costa Rica	103	—
Total Remington revenues	$113,810	$101,464
INSPIRE:
United States	$31,580	$26,712
Mexico	10,465	11,063
Dominican Republic	2,951	2,634
Total INSPIRE revenues	$44,996	$40,409
RED:
Continental United States	$2,164	$2,466
Hawaii	1,974	424
U.S. Virgin Islands	5,590	3,348
United Kingdom (Turks and Caicos Islands)	1,560	1,413
Total RED revenues	$11,288	$7,651

Total international revenues (1)	$15,079	$15,110
_______
(1)    International revenues include revenues earned outside of the United States and U.S. territories.
4. Goodwill and Intangible Assets, net
Goodwill
The carrying amount of goodwill is as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance as of March 31, 2024 and December 31, 2023	$56,658	$3,573	$782	$61,013
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Intangible Assets
Intangible assets, net as of March 31, 2024 and December 31, 2023, are as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(54,332)	$60,399	$114,731	$(51,891)	$62,840
Premier management contracts	194,000	(67,496)	126,504	194,000	(64,808)	129,192
INSPIRE customer relationships	9,319	(6,925)	2,394	9,319	(6,645)	2,674
RED boat slip rights	9,350	(1,068)	8,282	9,350	(951)	8,399
	$327,400	$(129,821)	$197,579	$327,400	$(124,295)	$203,105

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks	2,090			2,090
	$6,990			$6,990
________
Amortization expense for definite-lived intangible assets was $5.5 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	March 31, 2024	December 31, 2023
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$100,000	$100,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	1,167	1,234
Note payable (5) (17)	OpenKey	On demand	15.00%	237	237
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	17,440	18,500
Revolving credit facility (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	3,166	—
Equipment note (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	3,225	3,400
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	150
Term loan (5) (8) (13)	RED	July 18, 2029	6.00%	1,501	1,537
Term loan (5) (8)	RED	April 16, 2024	9.00%	—	60
Term loan (5) (8) (14)	RED	August 5, 2029	Prime Rate (4) + 2.00%	785	800
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,791	1,830
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,584	2,672
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	1,638	1,645
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	2,317	2,336
Term loan (5) (8) (20)	RED	May 19, 2033	Prime Rate (4) + 1.00%	612	622
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,436	1,448
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,043	1,043
Draw term loan (5) (8) (16)	RED	Various (16)	Prime Rate (4) + 1.00%	1,366	1,386
Draw term loan (5) (8) (21)	RED	February 5, 2029	Prime Rate (4) + 1.25%	414	168
Draw term loan (5) (8) (22)	RED	February 9, 2034	Prime Rate (4) + 0.50%	405	—
RED Units (5) (19)	RED	See footnote (19)	6.50%	2,401	2,000
Total notes payable				143,678	141,068
Deferred loan costs, net				(2,561)	(2,723)
Original issue discount, net (9)				(1,285)	(1,379)
Notes payable, net of deferred loan costs				139,832	136,966
Less current portion				(4,358)	(4,387)
Total notes payable, net - non-current				$135,474	$132,579
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”) was 5.35% and 5.44% at March 31, 2024 and December 31, 2023, respectively.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 5.36% and 5.38% at March 31, 2024 and December 31, 2023, respectively.
(4)     The Prime Rate was 8.50% and 8.50% at March 31, 2024 and December 31, 2023, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility and equipment note are collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $14.5 million and $8.3 million as of March 31, 2024 and December 31, 2023, respectively. INSPIRE’s Term Note is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $20.2 million and $20.6 million as of March 31, 2024 and December 31, 2023, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. Undrawn balances of the Credit Facility were subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of March 31, 2024, no unused amounts remained under the Credit Facility.
(10)    On March 24, 2023, INSPIRE amended its credit agreement (the “INSPIRE Amendment”). The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s revolving credit facility from $3.0 million to $6.0 million, provides for a $20.0 million term note and an equipment note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. As of March 31, 2024, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $2.8 million and $775,000, respectively.
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
(12)    As of March 31, 2024, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
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
(16)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converted into an individual term loan each time RED draws upon the facility. As of March 31, 2024, RED had drawn the full amount allowed under the line of credit. Maturity dates for amounts drawn under the facility are November 30, 2027, December 28, 2027 and January 20, 2028.
(17)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000. As of March 31, 2024, the remaining unused loan balance was $158,000.
(18)    On March 17, 2023, in connection with the acquisition of Alii Nui, RED entered into two term loans of $1.7 million and $2.4 million. RED was required to make monthly payments on the term loans starting April 17, 2023.
(19)    On March 17, 2023, in connection with the Alii Nui acquisition, RED issued 80,000 RED Units at $25 per unit with a liquidation value of $2.0 million. On January 31, 2024, RED issued 16,000 additional RED Units at $25 per unit with a liquidation value of $401,000. See note 7. The RED Units accrue interest at 6.5% per annum with required quarterly payments. The RED Units are considered a form of financing the acquisition of Alii Nui under current accounting guidance and is recorded as a non-current note payable in our condensed consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(20)    On May 19, 2023, RED entered into a term loan for two vessels. RED was required to make monthly principal payments on the term loan starting in June 2023.
(21)    On August 4, 2023, RED entered into a draw term loan with Merchants Commercial Bank with a maximum draw of $900,000 through August 5, 2024. As of March 31, 2024, the amount unused under RED’s draw term loan was $486,000.
(22)    On February 9, 2024, RED entered into a draw term loan with Centennial Bank with a maximum draw of $1.6 million. As of March 31, 2024, the amount unused under RED’s draw term loan was $1.2 million.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of March 31, 2024, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$22,621	$18,482
Accrued payroll expense	10,639	31,153
Accrued vacation expense	1,869	2,408
Accrued interest	525	444
Other accrued expenses	1,352	2,350
Total accounts payable and accrued expenses	$37,006	$54,837
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
March 31, 2024
Assets:
Investments	$—		$—	$5,000	(1)	$5,000
Restricted Investment:
Ashford Trust common stock	14	(2)	—	—		14
Braemar common stock	95	(2)	—	—		95
Total	$109		$—	$5,000		$5,109
Liabilities:
Contingent consideration	$(499)	(3)	$—	$(2,870)	(4)	$(3,369)
Deferred compensation plan	(613)		—	—		(613)
Total	$(1,112)		$—	$(2,870)		$(3,982)
Net	$(1,003)		$—	$2,130		$1,127
__________________
(1) Represents the fair value of TSGF L.P.’s investment which is reported within “investments” in our condensed consolidated balance sheets.
(2) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
(3) Represents the fair value of the contingent consideration liability related to Alii Nui obtaining a permit to operate a marine vessel (the “Permit”) which is reported within “claims liabilities and other” in our condensed consolidated balance sheets. In the first quarter of 2024, the Company paid $501,000 of contingent consideration, which had been accrued as of December 31, 2023, to the sellers of Alii Nui of which $401,000 was paid by issuing additional RED Units and $100,000 was paid in cash. See note 5.
(4) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, of which the current and noncurrent portions are reported within “claims liabilities and other” and “other liabilities”, respectively, in our condensed consolidated balance sheets.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
December 31, 2023
Assets:
Investments	$—		$—	$5,000	(1)	$5,000
Restricted Investment:
Ashford Trust common stock	$19	(2)	$—	$—		$19
Braemar common stock	109	(2)	—	—		109
Total	$128		$—	$5,000		$5,128
Liabilities:
Contingent consideration	$(1,000)	(3)	$—	$(2,920)	(4)	$(3,920)
Deferred compensation plan	(891)		—	—		(891)
Total	$(1,891)		$—	$(2,920)		$(4,811)
Net	$(1,763)		$—	$2,080		$317
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
(4) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, of which the current and noncurrent portions are reported within “claims liabilities and other” and “other liabilities”, respectively, in our condensed consolidated balance sheets.
The following table presents our roll forward of our Level 3 investments (in thousands):

Investments (1)
Balance at March 31, 2024 and December 31, 2023	$5,000
__________________
(1) TSGF L.P.’s investment is measured at fair value at each reporting period. The Company used the market value approach method when determining the fair value of the investment acquired as of March 31, 2024. As of March 31, 2024, TSGF L.P. held $12.6 million of total assets, which includes TSGF L.P.’s investment of $5.0 million and cash and cash equivalents of $7.6 million.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2023	$(2,920)
Gains (losses) from fair value adjustments included in earnings	50
Balance at March 31, 2024	$(2,870)
__________________
(1) The Company measures contingent consideration liabilities related to our acquisition of Chesapeake at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are (a) a discount rate, with a range of 37.67% to 37.70%; (b) a forward-looking risk-free rate, with a range of 5.28% to 5.42%; and (c) a volatility rate of 43.71%.
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended March 31,
	2024	2023
Assets:
Unrealized gain (loss) on investment:
Ashford Trust common stock (1)	$(5)	$57
Braemar common stock (1)	(14)	—
Realized gain (loss) on investment: (2)
Ashford Trust common stock	—	(73)
Braemar common stock	—	(7)
Total	$(19)	$(23)
Liabilities:
Contingent consideration (3)	$50	$(780)
Subsidiary compensation plan (4)	—	14
Deferred compensation plans (4)	278	220
Total	$328	$(546)
Net	$309	$(569)
__________________
(1)     Represents the unrealized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. The unrealized gain (loss) on shares is reported within “other income (expense)” in our condensed consolidated statements of operations.
(2)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
(3)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the three months ended March 31, 2024 and 2023 is related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
(4)    Reported within “salaries and benefits” in our condensed consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2024
Equity securities (1)	$662	$—	$(553)	$109
__________________
(1)     No distributions of available-for-sale securities occurred in the three months ended March 31, 2024.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2023
Equity securities (1)	$662	$—	$(534)	$128
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

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$109	$109	$128	$128
Investments	5,000	5,000	5,000	$5,000
Financial liabilities measured at fair value:
Deferred compensation plan	$613	$613	$891	$891
Contingent consideration	3,369	3,369	3,920	3,920
Financial assets not measured at fair value:
Cash and cash equivalents	$52,364	$52,364	$52,054	$52,054
Restricted cash	14,961	14,961	23,216	23,216
Accounts receivable, net	34,469	34,469	26,945	26,945
Notes receivable	2,723	2,723	2,697	2,697
Due from affiliates	—	—	41	41
Due from Ashford Trust	11,475	11,475	18,933	18,933
Due from Braemar	5,993	5,993	714	714
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$37,006	$37,006	$54,837	$54,837
Dividends payable	37,881	37,881	28,508	28,508
Due to affiliates	789	789	—	—
Claims liabilities and other	30,590	30,590	29,782	29,782
Notes payable	143,678	143,678	141,068	141,068

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
Investments. The Company measures TSGF L.P.’s investment at fair value at each reporting period using the market value approach. This is considered a Level 3 valuation technique. See notes 2 and 7.
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
9. Commitments and Contingencies
Release and Waiver Agreement—On April 15, 2022, the Company and Ashford Services agreed with Jeremy Welter, the Chief Operating Officer of the Company, that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to the Company, Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of Ashford Trust and Braemar and accordingly his service as Chief Operating Officer of each of Ashford Trust and Braemar also ended on July 15, 2022. The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of March 31, 2024, the Company’s remaining commitment to Mr. Welter totaled approximately $1.1 million.
MTA Audit—On November 28, 2023, the Tax Administration Service’s Administration of Quintana Roo (the “MTA”) provided preliminary findings verbally from their routine federal income tax and value added tax (“VAT”) audit for INSPIRE’s Mexico subsidiary, INSPIRE Global Event Solutions S DE R.L. DE C.V. (“INSPIRE Mexico”) 2020 tax year. The MTA asserted INSPIRE Mexico omitted certain qualifying revenues and deducted certain non-qualifying expenses from the INSPIRE Mexico 2020 VAT liability and in the INSPIRE Mexico federal income tax return. On January 25, 2024, the MTA issued INSPIRE Mexico a detailed listing of their findings and asserted a tax contingency, including penalties and interest, of $3.9 million. On February 22, 2024, INSPIRE Mexico filed a written response to the MTA contesting the alleged findings. The MTA has up to one year from the Company’s written response to issue their final tax assessment. As of March 31, 2024, the Company has recorded $525,000 as its best estimate of the liability related to the tax contingency.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2024, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disabilities Act and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended March 31,
	2024	2023
(Income) loss attributable to noncontrolling interests:
OpenKey	$168	$226
Pure Wellness	—	62
TSGF L.P.	3	—
Total net (income) loss attributable to noncontrolling interests	$171	$288
11. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our condensed consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. Redeemable noncontrolling interests in Ashford Holdings includes the Series CHP Unit preferred membership interests and the membership interests of common units and LTIP units. See also note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(92)	$(155)
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
For the three months ended March 31, 2024 and 2023, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 and $172,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above.
Convertible Preferred Stock—Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share plus the amount of all unpaid accrued and accumulated dividends on such share; (ii) accrues cumulative dividends at the rate of 7.28% per annum; (iii) participates in any dividend or distribution on the common stock in addition to the preferred

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
As of March 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $29.0 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. On March 22, 2024, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended March 31, 2024. The Company paid the dividend of $8.7 million on April 14, 2024.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $37.7 million and $28.5 million at March 31, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Convertible preferred stock cumulative dividends declared during the three months ended March 31, 2024 and 2023 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Preferred dividends - declared	$8,700	$8,700
Preferred dividends per share - declared	$0.4550	$0.4550
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	March 31, 2024	December 31, 2023
Aggregate preferred dividends - undeclared	$29,010	$28,508
Aggregate preferred dividends - undeclared per share	$1.5173	$1.4910
12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three months ended March 31, 2024 and 2023 are presented below by award type (in thousands):

	Three Months Ended March 31,
	2024	2023
Equity-based compensation:
Class 2 LTIP Units and stock option amortization (1)	$32	$32
Employee LTIP Units and equity grant expense (2)	411	439
Director and other non-employee equity grants expense (3)	14	18
Total equity-based compensation	$457	$489

Other equity-based compensation:
REIT equity-based compensation (4)	$1,667	$3,635
	$2,124	$4,124
________
(1)    As of March 31, 2024, the Company had approximately $124,000 of total unrecognized compensation expense related to the Class 2 LTIP Units that will be recognized over a weighted average period of 1.0 year.
(2)    As of March 31, 2024, the Company had approximately $2.6 million of total unrecognized compensation expense related to restricted shares and LTIP Units that will be recognized over a weighted average period of 2.5 years.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the DCP activity (in thousands):

	Three Months Ended March 31,
	2024	2023
Change in fair value:
Unrealized gain (loss)	$278	$220
________
As of March 31, 2024 and December 31, 2023, the carrying value of the DCP liability was $613,000 and $891,000, respectively. No distributions were made to any participant during the three months ended March 31, 2024 and 2023.
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
Ashford Trust—We are a party to an amended and restated advisory agreement with Ashford Trust and its operating subsidiary, Ashford Hospitality Limited Partnership (“Ashford Trust OP”). On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford Trust (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require Ashford Trust pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under Ashford Trust’s loan agreements resulting in the foreclosure of Ashford Trust’s hotel properties, (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement between Ashford Trust and Remington Hospitality and the master project management agreement between Ashford Trust and Premier until Ashford Trust’s senior secured credit facility with Oaktree Capital Management, L.P. is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments, (iii) reduces the Consolidated Tangible Net Worth covenant (as defined in the Third Amended and Restated Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received), (iv) revise the criteria that would constitute a Company Change of Control (as defined in the Third Amended and Restated Advisory Agreement), (v) revise the definition of termination fee to provide for a minimum amount of such termination fee and (vi) revise the criteria that would constitute a voting control event.
We are also a party to an advisory agreement with Stirling and Stirling’s subsidiary Stirling OP. The base fee is paid monthly calculated as 1.25% of the aggregate net asset value (“NAV”) of Stirling’s common shares and Stirling OP’s units, excluding Stirling’s Class E Common Shares (the “Class E Common Shares”) and Stirling OP’s Class E Units (the “Class E Units”), before giving effect to any accruals for any fees or distributions. The base fee may be paid, at the Company’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E Units. If the Company elects to receive any portion of its base fee in Class E Common Shares or Class E Units, the Company may elect to have Stirling repurchase such Class E Common Shares or Class E Units from the Company at a later date at a repurchase price per Class E Common Share or Class E Unit, as applicable, equal to the NAV per Class E Common Share. As long as the advisory agreement is not terminated, the Company holds a performance participation interest in Stirling OP that entitles it to receive an allocation from Stirling OP equal to 12.5% of the total return on certain classes of Stirling OP’s units, subject to certain terms. The Company may allocate up to 50% of the performance participation interest to its employees.
Premier is party to master project management agreements with Ashford Trust OP and certain of its affiliates and, as of December 2023, Stirling OP and certain of its affiliates, to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Stirling. On March 12, 2024, Premier entered into an Amended and Restated Master Project Management Agreement with Ashford Trust OP (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also (i) provides that fees will be payable monthly as the service is delivered based on

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
Remington is party to a master hotel management agreement with Ashford Trust and certain of its affiliates to provide hotel management services. Remington additionally manages three of Stirling OP’s properties. On March 12, 2024, Remington entered into a Second Consolidated, Amended and Restated Hotel Master Management Agreement with Ashford TRS Corporation, a wholly owned subsidiary of Ashford Trust OP (the “Second A&R HMA”). The provisions of the Second A&R HMA are substantially the same as in the Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of August 8, 2018. The Second A&R HMA provides for an initial term of ten years as to each hotel governed by the Second A&R HMA. The term may be renewed by Remington, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington is not then in default under the Second A&R HMA. The Second A&R HMA also provides that Remington may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties.
Lismore has certain agreements with Ashford Trust to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. Lismore has entered into various 12-month agreements with Ashford Trust to seek modifications or refinancings of certain mortgage loans held by Ashford Trust. For the three months ended March 31, 2024, Lismore recognized approximately $6,000 in revenue under the agreement. As of March 31, 2024 and December 31, 2023, the Company had $527,000 and $183,000, respectively, of deferred income recorded related to these agreements.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$8,221	$8,468

Hotel management fees:
Base management fees	5,815	6,357
Incentive management fees	1,046	566
Total hotel management fees revenue (1)	6,861	6,923

Design and construction fees revenue (2)	3,722	3,381

Other revenue:
Watersports, ferry and excursion services (4)	18	16
Debt placement and related fees (5)	31	395
Premiums earned (6)	1,117	—
Cash management fees (7)	25	71
Claims management services (8)	6	1
Other services (9)	392	397
Total other revenue	1,589	880

Cost reimbursement revenue	77,255	69,577

Total revenues	$97,648	$89,229

REVENUES BY SEGMENT (10)
Advisory	$14,709	$12,762
Remington	69,871	70,000
Premier	5,985	5,221
INSPIRE	54	29
RED	49	28
OpenKey	27	30
Corporate and other (11)	6,953	1,159
Total revenues	$97,648	$89,229

COST OF REVENUES
Cost of revenues for audio visual (3)	$2,533	$2,655

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$6,337	$6,495
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
(10)    See note 16 for discussion of segment reporting.
(11)    The Corporate and Other segment’s revenue includes cost reimbursement revenue from Ashford Trust’s capital contributions to Ashford Securities under a Fourth Amended and Restated Contribution Agreement among the Company, Ashford Trust and Braemar. Capital contributions are divided between the Company, Ashford Trust and Braemar based upon the actual amount of capital raised through Ashford Securities for each company which may result in increases or decreases to cost reimbursement revenue in any given reporting period. See discussion regarding Ashford Securities below.
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and its operating subsidiary, Braemar Hospitality Limited Partnership (“Braemar OP”).
Premier is party to a master project management agreement with Braemar OP and Braemar TRS Corporation, a wholly owned subsidiary of Braemar OP, and certain of their affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP. On February 12, 2024, Premier entered into Amendment No. 2 to the Master Project Management Agreement (the “MPMA”) with Braemar. The provisions of the MPMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The MPMA provides that fees from Braemar will be payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements.
Remington is party to a master hotel management agreement with Braemar TRS Corporation and certain of its affiliates to provide hotel management services.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Lismore has certain agreements with Braemar to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. Lismore has entered into a 12-month agreement with Braemar to seek modifications or refinancings of certain mortgage debt held by Braemar. For the three months ended March 31, 2024, Lismore recognized approximately $454,000 in revenue under the agreement. As of March 31, 2024 and December 31, 2023, the Company had $4,000 and $52,000 of deferred income recorded related to the agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the revenues and expenses related to Braemar (in thousands):

	Three Months Ended March 31,
	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,326	$3,640
Incentive advisory fees (1)	67	67
Other advisory revenue (2)	130	128
Total advisory services fees revenue	3,523	3,835

Hotel management fees:
Base management fees	541	577
Incentive management fees	24	—
Total hotel management fees revenue (3)	565	577

Design and construction fees revenue (4)	4,682	2,520

Other revenue:
Watersports, ferry and excursion services (6)	745	618
Debt placement and related fees (7)	987	—
Premiums earned (8)	157	—
Cash management fees (9)	5	55
Claims management services (10)	1	—
Other services (11)	61	89
Total other revenue	1,956	762

Cost reimbursement revenue	5,254	14,519

Total revenues	$15,980	$22,213

REVENUES BY SEGMENT (12)
Advisory	$6,540	$8,118
Remington	7,189	6,684
Premier	5,841	3,440
INSPIRE	30	24
RED	779	628
OpenKey	9	9
Corporate and other (13)	(4,408)	3,310
Total revenues	$15,980	$22,213

COST OF REVENUES (5)
Cost of revenues for audio visual	$1,077	$1,171
Other	742	632

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$2,933	$2,929
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	1,032	765
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)    The incentive advisory fees for the three months ended March 31, 2024 and 2023 includes the pro rata portion of the third year and second year installment, respectively, of the 2022 incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023 measurement period.
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
(12)    See note 16 for discussion of segment reporting.
(13)    The Corporate and Other segment’s revenue includes cost reimbursement revenue from Braemar’s capital contributions to Ashford Securities under a Fourth Amended and Restated Contribution Agreement among the Company, Ashford Trust and Braemar. Capital contributions are divided between the Company, Ashford Trust and Braemar based upon the actual amount of capital raised through Ashford Securities for each company which may result in increases or decreases to cost reimbursement revenue in any given reporting period. See discussion regarding Ashford Securities below.
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
Effective January 1, 2024, the Company entered into a Fourth Amended and Restated Contribution Agreement with Ashford Trust and Braemar which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. On March 29, 2024, Ashford Trust paid the Company $3.4 million for Ashford Trust’s portion of their contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement. On the same day, the Company paid Braemar $5.9 million which consisted of $2.5 million and $3.4 million for the Company’s and Ashford Trust’s portion of their contributions to fund Ashford Securities, respectively, which were owed to Braemar pursuant to the Fourth Amended and Restated Contribution Agreement.
As of March 31, 2024, Ashford Trust and Braemar had funded approximately $7.9 million and $12.9 million, respectively. The Company recognized cost reimbursement revenue from Ashford Trust in our condensed consolidated statements of operations of $5.4 million and $398,000 for the three months ended March 31, 2024 and 2023, respectively. The Company recognized a reduction to cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $5.6 million for the three months ended March 31, 2024. The Company recognized cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $3.2 million for the three months ended March 31, 2023. Cost reimbursement revenue for the three months ended March 31, 2024 includes $478,000 of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust.
Expiration of ERFP Agreement Related Leases with Ashford Trust—On June 26, 2018, the Company entered into an Enhanced Return Funding Program Agreement with Ashford Trust (the “Ashford Trust ERFP Agreement”). Although the Ashford Trust ERFP Agreement expired in accordance with its terms on June 26, 2021, certain obligations of the parties survived.
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
In the fourth quarter of 2023, Ashford Trust purchased FF&E with a net book value of $2.4 million from the Company at the fair market value of $630,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $630,000 outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of March 31, 2024.
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
On March 2, 2023, the Company entered into (i) a Limited Waiver Under Advisory Agreement with Braemar, Braemar OP, and Braemar TRS Corporation (the “2023 Braemar Limited Waiver”) and (ii) a Limited Waiver Under Advisory Agreement with Ashford Trust, Ashford Trust OP, and Ashford TRS Corporation (the “2023 Ashford Trust Limited Waiver” and, together with the 2023 Braemar Limited Waiver, the “2023 Limited Waivers”). Pursuant to the 2023 Limited Waivers, the parties to the respective advisory agreements waive the operation of any provision of the advisory agreements that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2023 (the “2023 Waiver Period”), cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the 2023 Ashford Trust Limited Waiver, such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the 2023 Waiver Period.
On December 7, 2023, the Company contributed $200,000 to Stirling OP in exchange for 8,000 Class E Units resulting in an interest of less than one percent in Stirling OP. The contribution is recorded as an equity method investment within “investments” in our condensed consolidated balance sheet. The Company will also advance on Stirling’s behalf certain of its organizational and offering expenses and general and administrative expenses through December 31, 2024, at which point Stirling will reimburse the Company for all such advanced expenses ratably over 60 months following such date.
On March 11, 2024, the Company entered into (i) a Limited Waiver Under Advisory Agreement with Ashford Trust, Ashford Trust Op, and Ashford TRS Corporation (the “2024 Ashford Trust Limited Waiver”) and (ii) a Limited Waiver Under Advisory Agreement with Braemar, Braemar OP and Braemar TRS Corporation (together with the 2024 Ashford Trust Limited Waiver, the “2024 Limited Waivers”). Pursuant to the 2024 Limited Waivers, the parties to the respective advisory agreements waive the operation of any provision in the advisory agreements that would otherwise limit the ability of Ashford Trust or Braemar, as applicable, in its discretion, at its cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Company and its affiliates.
Ashford Trust held a 15.06% noncontrolling interest in OpenKey and Braemar held a 7.92% noncontrolling interest in OpenKey as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company loaned our consolidated subsidiary OpenKey $921,000 to fund OpenKey’s operations. The loan balance was eliminated upon consolidation in our condensed consolidated financial statements. See also notes 2 and 10.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$1,594	$1,309
Less: Dividends on preferred stock, declared and undeclared (1)	(9,202)	(9,034)
Undistributed net income (loss) allocated to common stockholders	(7,608)	(7,725)
Distributed and undistributed net income (loss) - basic	$(7,608)	$(7,725)
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	(80)	—
Distributed and undistributed net income (loss) - diluted	$(7,688)	$(7,725)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	3,134	2,984
Effect of assumed conversion of operating partnership units	26	—
Weighted average common shares outstanding – diluted	3,160	2,984

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(2.43)	$(2.59)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(2.43)	$(2.59)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 11.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$172	$155
Net income (loss) attributable to subsidiary convertible interests	49	20
Dividends on preferred stock, declared and undeclared	9,202	9,034
Total	$9,423	$9,209
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	22	32
Effect of assumed conversion of Ashford Holdings units	80	93
Effect of conversion of subsidiary interests	1,284	155
Effect of assumed conversion of preferred stock	4,314	4,226
Total	5,700	4,506

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
16. Segment Reporting
The Company identifies its segments based on the products and services each segment provides. Our operating segments include: (a) Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry; and (h) Warwick, which provides insurance policy coverages primarily for general liability and workers’ compensation claims. For 2024, OpenKey, RED, Pure Wellness and Warwick do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and Warwick into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See note 3 for details of our segments’ material revenue generating activities.
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
Certain information concerning our segments for the three months ended March 31, 2024 and 2023 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

	Three Months Ended March 31, 2024
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUES:
Advisory services fees	$11,744	$—	$—	$—	$—	$—	$—	$11,744
Hotel management fees	—	12,470	—	—	—	—	—	12,470
Design and construction fees	—	—	9,447	—	—	—	—	9,447
Audio visual	—	—	—	44,912	—	—	—	44,912
Other	37	—	—	—	11,224	353	4,637	16,251
Cost reimbursement revenue (1)	9,468	101,340	3,518	84	64	—	(164)	114,310
Total revenues	21,249	113,810	12,965	44,996	11,288	353	4,473	209,134
EXPENSES:
Depreciation and amortization	131	2,621	2,720	549	322	3	35	6,381
Other operating expenses (2)	—	8,528	3,874	40,079	9,713	1,067	18,095	81,356
Reimbursed expenses (1)	9,475	101,340	3,518	84	64	—	(104)	114,377
Total operating expenses	9,606	112,489	10,112	40,712	10,099	1,070	18,026	202,114
OPERATING INCOME (LOSS)	11,643	1,321	2,853	4,284	1,189	(717)	(13,553)	7,020
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	36	36
Interest expense	—	—	—	(473)	(442)	(9)	(3,232)	(4,156)
Amortization of loan costs	—	—	—	(5)	(9)	—	(262)	(276)
Interest income	—	27	—	—	—	—	665	692
Other income (expense)	—	(20)	—	(88)	—	—	653	545
INCOME (LOSS) BEFORE INCOME TAXES	11,643	1,328	2,853	3,718	738	(726)	(15,693)	3,861
Income tax (expense) benefit	(2,931)	(248)	(599)	(1,960)	(256)	—	3,648	(2,346)
NET INCOME (LOSS)	$8,712	$1,080	$2,254	$1,758	$482	$(726)	$(12,045)	$1,515
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $10.1 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel, accounting and insurance.
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
REVENUES:
Advisory services fees	$12,303	$—	$—	$—	$—	$—	$—	$12,303
Hotel management fees	—	12,187	—	—	—	—	—	12,187
Design and construction fees	—	—	6,929	—	—	—	—	6,929
Audio visual	—	—	—	40,357	—	—	—	40,357
Other	127	—	—	—	7,628	389	930	9,074
Cost reimbursement revenue (1)	8,451	89,277	2,842	52	23	—	3,627	104,272
Total revenues	20,881	101,464	9,771	40,409	7,651	389	4,557	185,122
EXPENSES:
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
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $3.1 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.
Total assets by segment are presented below (in thousands):

	March 31, 2024	December 31, 2023
Remington	$159,868	$166,719
Premier	140,108	138,967
INSPIRE	63,821	57,193
RED	51,082	50,012
OpenKey	1,439	1,303
Other (1)	80,753	90,613
Total assets	$497,071	$504,807
________
(1)    Other includes the total assets of our Advisory and Corporate and Other segments. Total assets for our Advisory segment are not available for disclosure as assets are not allocated between our Advisory and Corporate and Other segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings” or “AHH”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management” or “Premier”; Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington”; and Warwick Insurance Company, LLC, an insurance company licensed by the Texas State Department of Insurance, which we refer to as “Warwick.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Stirling” refers to Stirling Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries. Stirling REIT OP, LP, a Delaware limited partnership, which we refer to as “Stirling OP” is Stirling’s operating partnership, however, Stirling OP is consolidated by Ashford Trust as of March 31, 2024.
FORWARD-LOOKING STATEMENTS
This Form 10-Q and documents incorporated herein by reference contain certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2024, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as updated in this Quarterly Report on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
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
•extreme weather conditions, which may cause property damage or interrupt business;
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

Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust, Braemar, Stirling and our consolidated subsidiary, TSGF L.P. We became a public company in November 2014, and our common stock is listed on the NYSE American. As of May 9, 2024, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust, Braemar and Stirling, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 810,261 shares of our common stock, which represented an approximately 23.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,235,751 shares of Ashford Inc. common stock, which if converted as of May 9, 2024 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 65.8%.
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
We provide the personnel and services that we believe are necessary for each of our clients to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of our client’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar, Stirling and third parties. As of March 31, 2024, Remington provided hotel management services to 121 properties that were open and operating, 53 of which were owned by third parties.
Recent Developments
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford Trust. The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require Ashford Trust pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under Ashford Trust’s loan agreements resulting in the foreclosure of Ashford Trust’s hotel properties, (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement between Ashford Trust and Remington Hospitality and the master project management agreement between Ashford Trust and Premier until Ashford Trust’s Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments, (iii) reduces the Consolidated Tangible Net Worth covenant (as defined in the Third Amended and Restated Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received), (iv) revise the criteria that would constitute a Company Change of Control (as defined in the Third Amended and Restated Advisory Agreement), (v) revise the definition of termination fee to provide for a minimum amount of such termination fee and (vi) revise the criteria that would constitute a voting control event.
On April 17, 2024, J. Robison Hays, III, Senior Managing Director of the Company, gave notice of his intention to voluntarily resign from his employment and all other employment-related positions he holds with the Company and entities that it advises (including in his role as President and Chief Executive Officer at Ashford Trust). Mr. Hay’s resignation is expected to be effective June 30, 2024. On April 17, 2024, the board of directors of Ashford Trust appointed Stephen Zsigray to fill the role of President and Chief Executive Officer of Ashford Trust, effective June 30, 2024. There are no current plans to fill Mr. Hays’ role as Senior Managing Director at the Company.
Plan to Terminate the Registration of the Company’s Common Stock
On April 1, 2024, the Board (excluding our Chief Executive Officer and Chairman of the Board Monty J. Bennett, who recused himself from the Board vote), upon the recommendation of a Special Committee of the Board consisting entirely of independent and disinterested directors, approved a transaction whereby the Company would effect a 1-for-10,000 reverse stock split of the Company’s outstanding $0.001 par value common stock (the “Reverse Stock Split”), subject to obtaining the requisite approval of the Company’s stockholders at a Special Meeting of Stockholders to be held for that purpose, which is currently expected to occur in the summer of 2024. If the Reverse Stock Split is approved at the Special Meeting and effectuated, the Board has approved a 10,000-for-1 forward stock split of our common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”) to occur immediately after the Reverse Stock Split. The Forward Stock Split will reconvert whole shares and fractional share interests held by Stockholders owning in any one account 10,000 or more shares immediately prior to the effective time of the Reverse Stock Split (“Continuing Stockholders”) back into the same number of shares of the Company’s common stock held by such Continuing Stockholders immediately prior to the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of the Company’s common stock held by a Continuing Stockholder prior to the Reverse Stock Split will not change following the completion of the Transaction.
Although the Transaction cannot occur without the requisite approval of the Reverse Stock Split by stockholders at the Special Meeting, even if such approval is obtained, the Board has reserved the right not to proceed with the Transaction if it believes it is no longer in the best interests of the Company.
The intended effect of the Transaction is to reduce the number of record holders of the Company’s common stock (509 as of April 5, 2024) to fewer than 300 so that the Company would be eligible to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American. Following the Transaction, we currently intend to continue to have our financial statements audited by a public accounting firm, but we do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company. The Company expects that the deregistration of its common stock under the Exchange Act would eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings would be approximately $2.5 million per year, including ongoing expenses for compliance with the Sarbanes-Oxley Act of 2002, and other accounting, legal, printing and other miscellaneous costs associated with being a publicly traded company.
Stockholders owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split will receive $5.00 in cash, without interest, for each share held at the effective time of the Reverse Stock Split, and they will no longer be stockholders of the Company. Continuing Stockholders will not receive any payment for their shares and, immediately following the Transaction, will continue to hold the same number of shares as before the Transaction.

Other Developments
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
The Company received notification from the NYSE American on February 27, 2024 that it had accepted the Company’s plan and granted a plan period through June 20, 2025. During the plan period, the Company will be subject to quarterly review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by June 20, 2025, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
REVENUES:
Advisory services fees	$11,744	$12,303	$(559)	(4.5)%
Hotel management fees	12,470	12,187	283	2.3%
Design and construction fees	9,447	6,929	2,518	36.3%
Audio visual	44,912	40,357	4,555	11.3%
Other	16,251	9,074	7,177	79.1%
Cost reimbursement revenue	114,310	104,272	10,038	9.6%
Total revenues	209,134	185,122	24,012	13.0%
EXPENSES:
Salaries and benefits	22,664	22,775	111	0.5%
Cost of revenues for design and construction	2,030	2,866	836	29.2%
Cost of revenues for audio visual	30,882	27,828	(3,054)	(11.0)%
Depreciation and amortization	6,381	7,000	619	8.8%
General and administrative	16,857	9,710	(7,147)	(73.6)%
Other	8,923	6,102	(2,821)	(46.2)%
Reimbursed expenses	114,377	104,198	(10,179)	(9.8)%
Total expenses	202,114	180,479	(21,635)	(12.0)%
OPERATING INCOME (LOSS)	7,020	4,643	2,377	51.2%
Equity in earnings (loss) of unconsolidated entities	36	(459)	495	107.8%
Interest expense	(4,156)	(2,837)	(1,319)	(46.5)%
Amortization of loan costs	(276)	(241)	(35)	(14.5)%
Interest income	692	277	415	149.8%
Realized gain (loss) on investments	—	(80)	80	100.0%
Other income (expense)	545	493	52	10.5%
INCOME (LOSS) BEFORE INCOME TAXES	3,861	1,796	2,065	115.0%
Income tax (expense) benefit	(2,346)	(620)	(1,726)	(278.4)%
NET INCOME (LOSS)	1,515	1,176	339	28.8%
Net (income) loss from consolidated entities attributable to noncontrolling interests	171	288	(117)	(40.6)%
Net (income) loss attributable to redeemable noncontrolling interests	(92)	(155)	63	40.6%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,594	1,309	285	21.8%
Preferred dividends, declared and undeclared	(9,202)	(9,034)	(168)	(1.9)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,608)	$(7,725)	$117	1.5%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $117,000 to a $7.6 million loss for the three months ended March 31, 2024 (the “2024 quarter”) compared to a $7.7 million loss for the three months ended March 31, 2023 (the “2023 quarter”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $24.0 million, or 13.0%, to $209.1 million for the 2024 quarter compared to the 2023 quarter due to the following (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$11,547	$12,108	$(561)	(4.6)%
Incentive advisory fees (2)	67	67	—	—%
Other advisory revenue (3)	130	128	2	1.6%
Total advisory services fees revenue	11,744	12,303	(559)	(4.5)%

Hotel management fees:
Base management fees	8,948	9,010	(62)	(0.7)%
Incentive management fees	1,456	982	474	48.3%
Other management fees	2,066	2,195	(129)	(5.9)%
Total hotel management fees revenue (4)	12,470	12,187	283	2.3%

Design and construction fees revenue (5)	9,447	6,929	2,518	36.3%

Audio visual revenue (6)	44,912	40,357	4,555	11.3%

Other revenue:
Watersports, ferry and excursion services (7)	11,224	7,628	3,596	47.1%
Debt placement and related fees (8)	1,018	395	623	157.7%
Premiums earned (9)	2,964	—	2,964
Cash management fees (10)	30	126	(96)	(76.2)%
Claims management services (11)	7	1	6	600.0%
Other services (12)	1,008	924	84	9.1%
Total other revenue	16,251	9,074	7,177	79.1%

Cost reimbursement revenue (13)	114,310	104,272	10,038	9.6%

Total revenues	$209,134	$185,122	$24,012	13.0%

REVENUES BY SEGMENT (14)
Advisory	$21,249	$20,881	$368	1.8%
Remington	113,810	101,464	12,346	12.2%
Premier	12,965	9,771	3,194	32.7%
INSPIRE	44,996	40,409	4,587	11.4%
RED	11,288	7,651	3,637	47.5%
OpenKey	353	389	(36)	(9.3)%
Corporate and other	4,473	4,557	(84)	(1.8)%
Total revenues	$209,134	$185,122	$24,012	13.0%
________
(1)The decrease in base advisory fees is primarily due to lower revenue of $247,000 and $314,000 from Ashford Trust and Braemar, respectively. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)Incentive advisory fees for the 2024 quarter and the 2023 quarter includes the pro rata portion of the third year and second year installment, respectively, of the 2022 Braemar incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023 measurement period.

(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheets and is being recognized evenly over the initial 10-year term of the agreement.
(4)    The increase in hotel management fees revenue is primarily due to an increase of $480,000 of incentive management fees from Ashford Trust and an increase in base management fees from third parties of $516,000. These increases were offset by decreases in base management fees from Ashford Trust of $542,000 and other management fees from third parties of $129,000. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
(5)    The increase in design and construction fees revenue is primarily due to higher revenue from Ashford Trust and Braemar of $341,000 and $2.2 million, respectively. Design and construction fee revenue in the 2024 quarter includes $3.6 million of revenue that resulted from changes in the timing in which design and construction fees are paid by Ashford Trust and Braemar under the Premier Agreements. See note 3 in our condensed consolidated financial statements.
(6)    The $4.6 million increase in audio visual revenue is primarily due to an increase in demand for group events in the 2024 quarter.
(7)    The $3.6 million increase in watersports, ferry and excursion services revenue is due to an increase of $1.6 million as a result of the timing of RED’s acquisition of Alii Nui in March of 2023 and increases of $2.2 million and $147,000 in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $302,000 from RED’s operations in the continental U.S.
(8)    The increase in debt placement and related fee revenue is due to higher revenue of $1.0 million from Braemar offset by lower revenue of $364,000 from Ashford Trust. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(9)    Premiums earned is recognized by our insurance subsidiary, Warwick, from insurance premiums related primarily to general liability, workers’ compensation and business automobile contracts incurred on behalf of our clients Ashford Trust, Braemar and third-party clients and their respective management companies.
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
(13)    The increase in cost reimbursement revenue in the 2024 quarter is primarily due to an increase in Remington’s cost reimbursement revenue of $12.1 million from an increase in Remington’s operations. The increase is additionally due to an increase of $676,000 in Premier’s cost reimbursement revenue and an increase of $1.0 million in cost reimbursement revenue in the 2024 quarter related to reimbursable advisory expenses for Ashford Trust and Braemar. These increases were partially offset by a $3.8 million decrease in Ashford Securities’ cost reimbursement revenue in the 2024 quarter as a result of the Company reimbursing Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(14)    See note 16 in our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense decreased by $111,000, or 0.5%, to $22.7 million for the 2024 quarter compared to the 2023 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Salaries and benefits:
Salary expense (1)	$14,161	$13,169	$992
Bonus expense (2)	2,624	4,464	(1,840)
Benefits related expenses (1)	5,714	4,891	823
Total salary, bonus, and benefits related expenses	22,499	22,524	(25)
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	32	32	—
Employee equity grant expense	411	439	(28)
Total equity-based compensation	443	471	(28)
Non-cash (gain) loss in deferred compensation plan (3)	(278)	(220)	(58)
Total salaries and benefits	$22,664	$22,775	$(111)
________
(1)    The increase in salary expense and benefits related expenses is primarily due to increased headcount at our INSPIRE and RED subsidiaries as their respective operations increased in the 2024 quarter compared to the 2023 quarter.
(2)    The decrease in bonus expense is primarily due to a reduction to the Company’s bonus accrual in the 2024 quarter.
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The gains in the 2024 quarter and the 2023 quarter are primarily attributable to decreases in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 13 in our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $836,000, or 29.2% to $2.0 million during the 2024 quarter compared to $2.9 million for the 2023 quarter due to decreases in capital expenditures from Ashford Trust and Braemar.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $3.1 million, or 11.0%, to $30.9 million during the 2024 quarter compared to $27.8 million for the 2023 quarter, primarily due to an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $619,000, or 8.8%, to $6.4 million for the 2024 quarter compared to the 2023 quarter. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement the 2023 fiscal year. Depreciation and amortization expense for the 2024 quarter and the 2023 quarter excludes depreciation expense related to audio visual equipment of $1.4 million and $1.1 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2024 quarter and the 2023 quarter related to marine vessels in the amount of $685,000 and $413,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $7.1 million, or 73.6%, to $16.9 million for the 2024 quarter compared to the 2023 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Professional fees (1)	$8,350	$2,711	$5,639
Office expense	3,658	3,204	454
Public company costs	180	185	(5)
Director costs	335	276	59
Travel and other expense (2)	4,062	3,100	962
Non-capitalizable - software costs	272	234	38
Total general and administrative	$16,857	$9,710	$7,147
________
(1)    The increase in professional fees in the 2024 quarter is primarily due to $2.5 million of expense the Company paid to reimburse Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement as well as professional fees incurred related to the Company’s initiative to terminate the registration of our common stock as discussed above.
(2)    The increase in travel and other expense is primarily due to increases in the Company’s business travel, insurance and other related expenses for our products and services companies in the 2024 quarter as our subsidiaries’ operations accelerated compared to the 2023 quarter.
Other. Other operating expense increased $2.8 million, or 46.2%, to $8.9 million for the 2024 quarter compared to the 2023 quarter. The increase in the 2024 quarter was primarily due to an increase of $2.3 million of operating expenses related to our insurance subsidiary Warwick, which was incorporated in December 2023, and an increase of approximately $1.9 million of RED’s operating expenses. Other operating expenses for the 2023 quarter includes a loss on the sale of FF&E previously leased to Ashford Trust of $1.0 million under the Ashford Trust ERFP agreement and cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $10.2 million to $114.4 million during the 2024 quarter compared to $104.2 million for the 2023 quarter primarily due to an increase in Remington’s operations.
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

	Three Months Ended March 31,
	2024	2023	$ Change
Cost reimbursement revenue	$114,310	$104,272	$10,038
Reimbursed expenses	114,377	104,198	10,179
Net total	$(67)	$74	$(141)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $36,000 and losses of $459,000 for the 2024 quarter and the 2023 quarter, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.

Interest Expense. Interest expense increased $1.3 million to $4.2 million during the 2024 quarter compared to $2.8 million for the 2023 quarter. The increase is primarily due to an increase in the balance of the Company’s notes payable under our Credit Facility in the 2024 quarter compared to the 2023 quarter. Interest expense in the 2024 quarter and the 2023 quarter included expense of $3.2 million and $2.2 million, respectively, related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates during the 2024 quarter. The average SOFR rate in the 2024 quarter was 5.33% and in the 2023 quarter the average LIBOR rate was 4.62%. The average Prime Rates in the 2024 quarter and the 2023 quarter were 8.50% and 7.57%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $276,000 and $241,000 for the 2024 quarter and the 2023 quarter, respectively. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Interest Income. Interest income was $692,000 and $277,000 for the 2024 quarter and the 2023 quarter, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2024 quarter.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 and $80,000 for the 2024 quarter and the 2023 quarter, respectively. The realized loss on investments for the 2023 quarter primarily related to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 7 in our condensed consolidated financial statements.
Other Income (Expense). Other income was $545,000 and $493,000 in the 2024 quarter and the 2023 quarter, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $1.7 million from $620,000 in expense in the 2023 quarter to $2.3 million in expense in the 2024 quarter. Current income tax expense decreased by $670,000 from $1.4 million in the 2023 quarter to $730,000 in the 2024 quarter. Deferred income tax expense increased by $2.4 million from a benefit of $787,000 in the 2023 quarter to expense of $1.6 million in the 2024 quarter. The increase in income tax expense is primarily due to an increase in Premier’s revenue and tax liabilities associated with our investment in REA Holdings and our other investments in non-consolidated entities. See notes 2 and 3 in our condensed consolidated financial statements.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated a loss of $171,000 in the 2024 quarter and $288,000 in the 2023 quarter. See notes 2 and 10 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $92,000 in the 2024 quarter and $155,000 in the 2023 quarter. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $168,000 to $9.2 million during the 2024 quarter compared to $9.0 million for the 2023 quarter primarily due to compounding dividends incurred in the 2024 quarter related to undeclared Series D Convertible Preferred Stock dividends from the fourth quarter of 2023.

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
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of March 31, 2024, our Credit Agreement was in compliance with all covenants or other requirements and debt held by our subsidiaries was in compliance with all covenants or other requirements. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. As of March 31, 2024, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $2.8 million and $775,000, respectively.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $42.5 million and $39.8 million as of March 31, 2024 and December 31, 2023, respectively. For further discussion see note 5 in our condensed consolidated financial statements.
Preferred stock dividends—As of March 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $29.0 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. On March 22, 2024, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended March 31, 2024. The Company paid the dividend of $8.7 million on April 14, 2024.

All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $37.7 million and $28.5 million at March 31, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
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
To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares. See note 11 in our condensed consolidated financial statements.
Other liquidity considerations—The Company has commitments related to cash compensation for the departure of Mr. Welter which included a cash termination payment of $750,000, which was paid on August 5, 2022, and payments totaling approximately $6.4 million, which are payable in 24 substantially equal monthly installments of approximately $267,000 beginning in August 2022. As of March 31, 2024, the Company’s remaining commitment to Mr. Welter totaled approximately $1.1 million.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of March 31, 2024 and December 31, 2023, we had $52.4 million and $52.1 million of cash and cash equivalents, respectively, and $15.0 million and $23.2 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC and Ashford Services and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in insured cash sweep accounts, which are fully insured by the FDIC. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest, principal payments, acquisitions and key money payments to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $8.9 million for the three months ended March 31, 2024 compared to net cash flows used in operating activities of $7.4 million for the three months ended March 31, 2023. The decrease in cash flows from operating activities were primarily due to the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.

Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2024, net cash flows used in investing activities were $4.4 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $4.4 million and payments totaling $214,000 to acquire the remaining noncontrolling interest in Pure Wellness. These were offset by cash inflows of $253,000 in proceeds received from the sale of FF&E.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2024, net cash flows provided by financing activities were $5.2 million. These cash flows consisted of $11.0 million of proceeds from borrowings on revolving credit facilities, $3.3 million of cash contributions from investors purchasing equity in our consolidated subsidiary TSGF L.P. and $650,000 of proceeds from borrowings on notes payable. These were offset by $7.9 million of payments on revolving credit facilities, $1.6 million of payments on notes payable, $109,000 of payments on finance leases, $100,000 of payments of contingent consideration from our acquisition of Alii Nui in the 2023 quarter, purchases of $51,000 of treasury stock and $19,000 of loan cost payments.
For the three months ended March 31, 2023, net cash flows provided by financing activities were $9.4 million. These cash flows consisted of $20.0 million of proceeds from borrowings on notes payable, $12.0 million of which related to the Company’s Credit Agreement. These were offset by $8.7 million of dividend payments on the Series D Convertible Preferred Stock, $1.2 million of payments on notes payable, purchases of $341,000 of treasury stock, $172,000 of distributions to noncontrolling interests, $52,000 of loan cost payments, $101,000 of payments on finance leases and net repayments in advances to employees of $18,000 associated with tax withholdings for vestings of restricted stock.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2023, outside the ordinary course of business, to contractual obligations and commitments included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K, other than items as described in Liquidity and Capital Resources.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2023 Form 10-K. There have been no material changes in these critical accounting policies.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At March 31, 2024, our total indebtedness of $143.7 million included $135.9 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rates on the outstanding balance of variable-rate debt at March 31, 2024 would be approximately $1.4 million annually. Interest rate changes have no impact on the remaining $7.8 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31,

2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. INSPIRE has operations in both Mexico and the Dominican Republic and Remington has operations in Costa Rica. Therefore, we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. RED’s operations outside of the U.S. are primarily transacted in U.S. dollars, which is the official currency of the Turks and Caicos Islands.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
As disclosed in our Annual Form 10-K for the year ended December 31, 2023, a material weakness was identified during the Company’s financial statement close process for the fourth quarter of 2023 and preparation of the 2023 Form 10-K solely as it pertains to the Company’s new insurance subsidiary, Warwick, that was formed in December 2023, and more specifically solely related to management’s review controls over evaluating whether the revenue and expense from the one-time transfer of the casualty insurance loss portfolio to Warwick should eliminate in consolidation. To remediate this material weakness, during the first quarter of 2024, we added procedures to our review controls related to the accounting for the elimination in consolidation of Warwick’s revenue and expense to ensure that our consolidated financial statements as of and for the three months ended March 31, 2024 are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management’s newly designed and implemented controls have been in place and operated for a sufficient period of time, and management has concluded, through testing, that these controls are effective.
Given the short time frame between the filing of our Form 10-K for the year ended December 31, 2023 on March 27, 2024 and the Company’s first quarter of 2024 financial statement close process and preparation of the related Form 10-Q, we are unable to conclude that the material weakness has been remediated as of March 31, 2024.
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than progress made towards the remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2024, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disabilities Act and similar state laws), and other general matters. The likelihood of loss for these legal proceedings is based on definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Other than as set forth below, as of March 31, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 and a preliminary proxy statement to stockholders, both of which are under the review of and subject to comments of the staff of the SEC, to effect a reverse and forward stock split as part of a plan to deregister the Company’s common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company, without the Company’s stockholders having the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
On April 1, 2024, the Board (excluding our Chief Executive Officer and Chairman of the Board Monty J. Bennett, who recused himself from the Board vote), upon the recommendation of a Special Committee of the Board consisting entirely of independent and disinterested directors, approved a transaction whereby the Company would effect a 1-for-10,000 reverse stock split of the Company’s outstanding $0.001 par value common stock (the “Reverse Stock Split”), subject to obtaining the requisite approval of the Company’s stockholders at a Special Meeting of Stockholders to be held for that purpose, which is currently expected to occur in the summer of 2024. If the Reverse Stock Split is approved at the Special Meeting and effectuated, the Board has approved a 10,000-for-1 forward stock split of our common stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”) to occur immediately after the Reverse Stock Split. The Forward Stock Split will reconvert whole shares and fractional share interests held by Stockholders owning in any one account 10,000 or more shares immediately prior to the effective time of the Reverse Stock Split (“Continuing Stockholders”) back into the same number of shares of the Company’s common stock held by such Continuing Stockholders immediately prior to the Reverse Stock Split. As a result of the Forward Stock Split, the total number of shares of the Company’s common stock held by a Continuing Stockholder prior to the Reverse Stock Split will not change following the completion of the Transaction.
Although the Transaction cannot occur without the requisite approval of the Reverse Stock Split by stockholders at the Special Meeting, even if such approval is obtained, the Board has reserved the right not to proceed with the Transaction if it believes it is no longer in the best interests of the Company.
The intended effect of the Transaction is to reduce the number of record holders of the Company’s common stock (509 as of April 5, 2024) to fewer than 300 so that the Company would be eligible to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American. Following the Transaction, we currently intend to continue to have our financial statements audited by a public accounting firm, but we do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company. The Company expects that the deregistration of its common stock under the Exchange Act would eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings would be approximately $2.5 million per year, including ongoing expenses for compliance with the Sarbanes-Oxley Act, and other accounting, legal, printing and other miscellaneous costs associated with being a publicly traded company.
Stockholders owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split will receive $5.00 in cash, without interest, for each share held at the effective time of the Reverse Stock Split, and they will no longer be stockholders of the Company. Continuing Stockholders will not receive any payment for their shares and, immediately following the Transaction, will continue to hold the same number of shares as before the Transaction. Stockholders who want to be Continuing Stockholders can attempt to purchase additional shares in order to have at least 10,000 shares at the effective time of the Reverse Stock Split; however, given the historically limited liquidity in our stock, we cannot assure stockholders that any shares will be available for purchase and thus there is a risk that stockholders may not be able to purchase sufficient shares to achieve or exceed the required 10,000 shares. Any trading in our common stock after the Transaction and deregistration under the Exchange Act will only occur in privately negotiated sales and potentially on the OTC Pink Market, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading.
Stockholders holding the Company’s common stock following the Transaction and subsequent filing to become a non-reporting entity may no longer have the information that is currently provided in the Company’s filings with the SEC pursuant to the Exchange Act regarding such matters as the Company’s business operations and developments, legal proceedings involving the Company, the Company’s financial results, the compensation of the Company’s directors and named executive officers, and Company securities held by the Company’s directors, officers and major stockholders. In addition, it is likely that there will be limited liquidity for the Company’s common stock and that trading of shares may only continue in privately negotiated sales. As a result, stockholders may not be able to purchase or sell the common stock at all or at prices they desire.
Further, the Company’s stockholders will no longer have the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act applicable to the Company and the Company’s directors, officers and major stockholders, including the short-swing profit provisions of Section 16, the proxy solicitation rules under Section 14, the stock ownership reporting rules under Section 13, provisions relating to personal attestation by officers about accounting controls and procedures potential criminal liability regarding the disclosure by the Company.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	55	(2)	$—		—	$20,000,000
February 1 to February 29	223	(2)	$—		—	$20,000,000
March 1 to March 31	23,884	(2)	$2.14	(3)	—	$20,000,000
Total	24,162		$2.14		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2024.
(2) There is no cost associated with the forfeiture of 55, 223 and 154 restricted shares of our common stock in January, February and March, respectively.
(3) Includes 23,730 restricted shares that were withheld to cover tax-withholding requirements in March related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stock incentive plan.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of March 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $29.0 million, which relates to the second and fourth quarters of 2021 and the fourth quarter of 2023. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $37.7 million and $28.5 million at March 31, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock accrues cumulative preferred dividends at the rate of 7.28% per annum and will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On March 22, 2024, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended March 31, 2024. The Company paid the dividend of $8.7 million on April 14, 2024.
See note 11 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
3.10
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

10.1
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 15, 2024) (File No. 001-36400)

10.2
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.73 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.3
Amended and Restated Master Project Management Agreement, dated March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Premier Project Management LLC (incorporated by reference to Exhibit 10.74 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.4
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.75 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.5
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.76 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	May 13, 2024	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 13, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer