Form 10-Q
period 2024-06-30
Ashford Inc.
filed 2024-08-13
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	2,066,860
(Class)	Outstanding at August 9, 2024

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents ($6,573 and $7,574, respectively, attributable to VIEs)	$56,349	$52,054
Restricted cash	19,530	23,216
Restricted investment	143	128
Accounts receivable, net of allowance for credit losses of $3,314 and $2,090, respectively ($103 and $693, respectively, attributable to VIEs)	32,313	26,945
Due from affiliates	790	41
Due from Ashford Trust ($149 and $326, respectively, attributable to VIEs)	—	18,933
Due from Braemar ($24 and $24, respectively, attributable to VIEs)	1,644	714
Inventories ($152 and $386, respectively, attributable to VIEs)	2,535	2,481
Prepaid expenses and other assets ($533 and $530, respectively, attributable to VIEs)	18,793	16,418
Total current assets	132,097	140,930
Investments ($8,966 and $5,000, respectively, reported at fair value and attributable to VIEs)	13,396	9,265
Property and equipment, net ($474 and $707, respectively, attributable to VIEs)	59,962	56,852
Operating lease right-of-use assets	20,358	21,193
Deferred tax assets, net	3,339	4,358
Goodwill	61,013	61,013
Intangible assets, net	199,311	210,095
Other assets, net	1,354	1,101
Total assets	$490,830	$504,807
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses ($1,211 and $1,919, respectively, attributable to VIEs)	$40,977	$54,837
Dividends payable	38,240	28,508
Due to Ashford Trust	1,316	—
Deferred income ($221 and $210, respectively, attributable to VIEs)	7,524	11,963
Deferred compensation plan	454	—
Notes payable, net ($237 and $387, respectively, attributable to VIEs)	4,393	4,387
Finance lease liabilities	294	437
Operating lease liabilities	4,374	4,160
Claims liabilities and other	32,886	31,112
Total current liabilities	130,458	135,404
Deferred income ($0 and $1,192, respectively, attributable to VIEs)	7,383	6,415
Deferred tax liability, net	31,514	29,517
Deferred compensation plan	1,149	891
Notes payable, net	135,010	132,579
Finance lease liabilities	2,724	2,832
Operating lease liabilities	17,906	19,174
Other liabilities	2,446	2,590
Total liabilities	328,590	329,402
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	478,000	478,000
Redeemable noncontrolling interests	2,215	1,972
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 3,572,279 and 3,317,786 shares issued and 3,439,499 and 3,212,312 shares outstanding at June 30, 2024 and December 31, 2023, respectively	4	3
Additional paid-in capital	299,504	299,304
Accumulated deficit	(627,357)	(609,312)
Accumulated other comprehensive income (loss)	(116)	(213)
Treasury stock, at cost, 132,780 and 105,474 shares at June 30, 2024 and December 31, 2023, respectively	(1,433)	(1,354)
Total equity (deficit) of the Company	(329,398)	(311,572)
Noncontrolling interests in consolidated entities	11,423	7,005
Total equity (deficit)	(317,975)	(304,567)
Total liabilities, mezzanine equity and equity (deficit)	$490,830	$504,807
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Advisory services fees	$11,713	$12,114	$23,457	$24,417
Hotel management fees	14,374	14,878	26,844	27,065
Design and construction fees	5,365	7,605	14,812	14,534
Audio visual	47,583	41,349	92,495	81,706
Other	19,034	11,808	35,285	20,882
Cost reimbursement revenue	113,331	104,956	227,641	209,228
Total revenues	211,400	192,710	420,534	377,832
EXPENSES:
Salaries and benefits	24,768	22,629	47,432	45,404
Cost of revenues for design and construction	1,728	3,589	3,758	6,455
Cost of revenues for audio visual	32,561	29,993	63,443	57,821
Depreciation and amortization	6,440	6,990	12,821	13,990
General and administrative	16,395	12,347	33,252	22,057
Other	11,249	5,684	20,172	11,786
Reimbursed expenses	113,352	104,956	227,729	209,154
Total expenses	206,493	186,188	408,607	366,667
OPERATING INCOME (LOSS)	4,907	6,522	11,927	11,165
Equity in earnings (loss) of unconsolidated entities	429	(388)	465	(847)
Interest expense	(4,134)	(3,422)	(8,290)	(6,259)
Amortization of loan costs	(270)	(265)	(546)	(506)
Interest income	567	440	1,259	717
Realized gain (loss) on investments	—	—	—	(80)
Other income (expense)	(254)	(159)	291	334
INCOME (LOSS) BEFORE INCOME TAXES	1,245	2,728	5,106	4,524
Income tax (expense) benefit	(2,657)	(1,227)	(5,003)	(1,847)
NET INCOME (LOSS)	(1,412)	1,501	103	2,677
Net (income) loss from consolidated entities attributable to noncontrolling interests	285	214	456	502
Net (income) loss attributable to redeemable noncontrolling interests	(46)	(133)	(138)	(288)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,173)	1,582	421	2,891
Preferred dividends, declared and undeclared	(9,231)	(9,044)	(18,433)	(18,078)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,404)	$(7,462)	$(18,012)	$(15,187)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.24)	$(2.41)	$(5.67)	$(5.00)
Weighted average common shares outstanding - basic	3,212	3,092	3,174	3,039
Diluted:
Net income (loss) attributable to common stockholders	$(3.24)	$(2.56)	$(5.67)	$(5.10)
Weighted average common shares outstanding - diluted	3,212	3,334	3,174	3,137
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(1,412)	$1,501	$103	$2,677
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	44	(45)	97	(137)
COMPREHENSIVE INCOME (LOSS)	(1,368)	1,456	200	2,540
Comprehensive (income) loss attributable to noncontrolling interests	285	214	456	502
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(46)	(133)	(138)	(288)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,129)	$1,537	$518	$2,754
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2024	3,431	$4	$298,764	$(616,927)	$(160)	(129)	$(1,411)	$10,745	$(308,985)	19,120	$478,000	$1,999
Equity-based compensation	12	—	516	—	—	—	—	—	516	—	—	82
Issuance of subsidiary stock to noncontrolling interests	—	—	(174)	—	—	—	—	174	—	—	—	—
Forfeiture of restricted common shares	(4)	—	22	—	—	(4)	(22)	—	—	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,231)	—	—	—	—	(9,231)	—	—	—
Contributions from noncontrolling interests	—	—	376	—	—	—	—	789	1,165	—	—	62
Redemption value adjustment	—	—	—	(26)	—	—	—	—	(26)	—	—	26
Foreign currency translation adjustment	—	—	—	—	44	—	—	—	44	—	—	—
Net income (loss)	—	—	—	(1,173)	—	—	—	(285)	(1,458)	—	—	46
Balance at June 30, 2024	3,439	$4	$299,504	$(627,357)	$(116)	(133)	$(1,433)	$11,423	$(317,975)	19,120	$478,000	$2,215

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2023	3,212	$3	$299,304	$(609,312)	$(213)	(105)	$(1,354)	$7,005	$(304,567)	19,120	$478,000	$1,972
Equity-based compensation	255	1	874	—	—	—	—	—	875	—	—	182
Issuance of subsidiary stock to noncontrolling interests	—	—	(354)	—	—	—	—	354	—	—	—	—
Forfeiture of restricted common shares	(4)	—	28	—	—	(4)	(28)	—	—	—	—	—
Purchase of treasury stock	(24)	—	—	—	—	(24)	(51)	—	(51)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(18,433)	—	—	—	—	(18,433)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(342)	—	—	—	—	128	(214)	—	—	—
Contributions from noncontrolling interests, net of issuance costs	—	—	(6)	—	—	—	—	4,392	4,386	—	—	62
Redemption value adjustment	—	—	—	(33)	—	—	—	—	(33)	—	—	33
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	97	—	—	—	97	—	—	—
Net income (loss)	—	—	—	421	—	—	—	(456)	(35)	—	—	138
Balance at June 30, 2024	3,439	$4	$299,504	$(627,357)	$(116)	(133)	$(1,433)	$11,423	$(317,975)	19,120	$478,000	$2,215

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at March 31, 2023	3,197	$3	$298,118	$(576,212)	$(14)	(100)	$(1,299)	$(121)	$(279,525)	19,120	$478,000	$1,669
Equity-based compensation	20	—	911	—	—	—	—	(1)	910	—	—	97
Forfeiture of restricted common shares	—	—	7	—	—	—	(7)	—	—	—	—	—
Purchase of treasury stock	(3)	—	—	—	—	(3)	(18)	—	(18)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,044)	—	—	—	—	(9,044)	—	—	—
Employee advances	—	—	3	—	—	—	—	—	3	—	—	—
Redemption value adjustment	—	—	—	1	—	—	—	—	1	—	—	(1)
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	(45)	—	—	—	(45)	—	—	—
Net income (loss)	—	—	—	1,582	—	—	—	(214)	1,368	—	—	133
Balance at June 30, 2023	3,214	$3	$299,039	$(583,673)	$(59)	(103)	$(1,324)	$(336)	$(286,350)	19,120	$478,000	$1,726

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614
Equity-based compensation	136	—	1,321	—	—	—	—	(1)	1,320	—	—	164
Forfeiture of restricted common shares	(1)	—	18	—	—	(1)	(18)	—	—	—	—	—
Purchase of treasury stock	(31)	—	—	—	—	(31)	(359)	—	(359)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(18,078)	—	—	—	—	(18,078)	—	—	—
Employee advances	—	—	(15)	—	—	—	—	—	(15)	—	—	—
Redemption value adjustment	—	—	—	(4)	—	—	—	—	(4)	—	—	4
Distributions to consolidated noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(344)
Foreign currency translation adjustment	—	—	—	—	(137)	—	—	—	(137)	—	—	—
Net income (loss)	—	—	—	2,891	—	—	—	(502)	2,389	—	—	288
Balance at June 30, 2023	3,214	$3	$299,039	$(583,673)	$(59)	(103)	$(1,324)	$(336)	$(286,350)	19,120	$478,000	$1,726
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$103	$2,677
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,087	17,222
Change in fair value of deferred compensation plan	712	(790)
Equity-based compensation	1,146	1,480
Equity in (earnings) loss in unconsolidated entities	(465)	847
Deferred tax expense (benefit)	3,016	(1,310)
Change in fair value of contingent consideration	(50)	300
(Gain) loss on disposal of assets	168	1,019
Amortization of other assets	—	166
Amortization of loan costs	546	506
Realized loss on investment	—	80
Other (gain) loss	1,406	704
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	(6,710)	(5,529)
Due from affiliates	(749)	243
Due from Ashford Trust	18,303	(7,412)
Due from Braemar	(972)	9,770
Inventories	(139)	(333)
Prepaid expenses and other	(2,428)	(2,285)
Investment in unconsolidated entities	300	—
Operating lease right-of-use assets	1,874	1,752
Other assets	(253)	(31)
Accounts payable and accrued expenses	(13,614)	(20,300)
Due to affiliates	—	35
Due to Ashford Trust	1,316	(747)
Claims liabilities and other	2,181	5,374
Operating lease liabilities	(2,093)	(1,943)
Deferred income	(3,497)	1,124
Net cash provided by (used in) operating activities	17,188	2,619
Cash Flows from Investing Activities
Additions to property and equipment	(9,916)	(11,954)
Proceeds from sale of property and equipment, net	948	23
Restricted cash acquired in asset acquisition of RHC	—	849
Acquisition of Alii Nui, net of cash acquired	—	(6,704)
Investments	(3,966)	—
Asset acquisition	(268)	—
Acquisition of noncontrolling interest in consolidated subsidiaries	(214)	—
Purchase of common stock of related parties	(64)	—
Proceeds from note receivable	192	1,000
Issuance of notes receivable	—	(1,269)
Net cash provided by (used in) investing activities	(13,288)	(18,055)

	Six Months Ended June 30,
	2024	2023

Cash Flows from Financing Activities
Payments for dividends on preferred stock	(8,700)	(17,399)
Payments on revolving credit facilities	(21,633)	(6,752)
Borrowings on revolving credit facilities	23,616	8,450
Proceeds from notes payable	2,117	21,576
Payments on notes payable	(2,595)	(2,050)
Payments on finance lease liabilities	(251)	(207)
Payments of loan costs	(15)	(329)
Purchase of treasury stock	(51)	(359)
Employee advances	—	(15)
Payment of contingent consideration	(100)	—
Contributions from noncontrolling interests, net of issuance costs	4,448	—
Distributions to noncontrolling interests	(172)	(344)
Net cash provided by (used in) financing activities	(3,336)	2,571
Effect of foreign exchange rate changes on cash and cash equivalents	45	30
Net change in cash, cash equivalents and restricted cash	609	(12,835)
Cash, cash equivalents and restricted cash at beginning of period	75,270	81,448
Cash, cash equivalents and restricted cash at end of period	$75,879	$68,613

Supplemental Cash Flow Information
Interest paid	$8,125	$6,238
Income taxes paid (refunded), net	2,805	7,366
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Alii Nui through issuance of RED Units	$—	$2,000
Acquisition related contingent consideration liability	—	1,000
Capital expenditures accrued but not paid	1,099	996
Finance lease additions	—	148
Settlement of contingent consideration liability	401	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$52,054	$44,390
Restricted cash at beginning of period	23,216	37,058
Cash, cash equivalents and restricted cash at beginning of period	$75,270	$81,448

Cash and cash equivalents at end of period	$56,349	$32,505
Restricted cash at end of period	19,530	36,108
Cash, cash equivalents and restricted cash at end of period	$75,879	$68,613
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company,” “we,” “us” or “our”), a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Hospitality Trust, Inc. (“Ashford Trust”), Braemar Hotels & Resorts Inc. (“Braemar”), Stirling Hotels & Resorts, Inc. (“Stirling”) and our consolidated subsidiary, Texas Strategic Growth Fund, L.P. (“TSGF L.P.”). We became a public company in November 2014, and our common stock was listed on the NYSE American LLC (“NYSE American”) until the Company delisted its common stock on July 29, 2024. On August 8, the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. The Form 15 is expected to become effective on or about November 6, 2024 to terminate the Company’s reporting obligations under Section 12(g) of the Exchange Act. The Company expects its reporting obligations will be automatically suspended as of January 1, 2025 pursuant to Rule 15d-6 of the Exchange Act. See note 17.
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
We are currently the advisor for Ashford Trust, Braemar, Stirling and TSGF L.P. In our capacity as advisor, we are responsible for implementing the investment strategies and managing the day-to-day operations of our clients and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of each client’s respective boards of directors. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Stirling is focused on investing primarily in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and became our client on December 6, 2023. TSGF L.P. invests in all types of real estate in the state of Texas. Each of Ashford Trust and Braemar is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The common stock of each of Ashford Trust and Braemar is traded on the New York Stock Exchange (the “NYSE”). Stirling is privately held and Stirling’s subsidiary, Stirling REIT OP, LP (“Stirling OP”), is consolidated by Ashford Trust. TSGF L.P. is a privately held consolidated subsidiary of the Company.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying historical unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2024.
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
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Ashford Holdings	OpenKey (3)	TSGF L.P. (5)
Ashford Inc. ownership interest	98.79%	76.78%	18.16%
Redeemable noncontrolling interests (1) (2)	1.21%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	81.84%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$2,173	n/a	$42
Redemption value adjustment, year-to-date	33	n/a	n/a
Redemption value adjustment, cumulative	655	n/a	n/a
Carrying value of noncontrolling interests	n/a	(982)	12,405

	December 31, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)	TSGF L.P. (5)
Ashford Inc. ownership interest	99.49%	76.78%	70.00%	25.29%
Redeemable noncontrolling interests (1) (2)	0.51%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%	74.71%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,972	n/a	n/a	n/a
Redemption value adjustment, year-to-date	9	n/a	n/a	n/a
Redemption value adjustment, cumulative	622	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	(537)	(127)	7,669
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
(4)    Represents ownership interests in PRE Opco, LLC, our wholly owned subsidiary doing business as Pure Wellness (“Pure Wellness”) which provides hypoallergenic premium rooms in the hospitality and commercial office industry. On January 1, 2024, we acquired the remaining outstanding shares in Pure Wellness from the previous noncontrolling interest holders for $214,000, increasing our ownership of Pure Wellness from 70% to 100%. Prior to our acquisition of Pure Wellness’ noncontrolling interest, Pure Wellness was a consolidated VIE for which we were considered the primary beneficiary.
(5)    Represents ownership interests in TSGF L.P., a consolidated VIE for which we are considered the primary beneficiary.
Investments—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests or voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our equity method investments for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and six months ended June 30, 2024 and 2023.
Our subsidiary TSGF L.P. is accounted for as an investment company in accordance with GAAP under Financial Accounting Standards Board (“FASB”) ASC 946. TSGF L.P.’s investments are reflected in “investments” in our condensed consolidated balance sheets at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of “other income (expense)” in our condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price). On May 30, 2024, TSGF L.P. invested a total of $4.0 million in Slate TSGF Fitz II LLC, an entity which constructs and operates multi-family units. The fair value of TSGF L.P.’s investments as of June 30, 2024 and December 31, 2023 were $9.0 million and $5.0 million, respectively. See note 7.
We additionally hold an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at June 30, 2024 and December 31, 2023. We account for the investment at fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and six months ended June 30, 2024 and 2023. In the event that the assumptions used to determine fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	June 30, 2024	December 31, 2023
Carrying value of the investment in REA Holdings	$2,551	$2,370
Ownership interest in REA Holdings	30%	30%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity in earnings (loss) in unconsolidated entities REA Holdings	$436	$(388)	$482	$(847)
The Company additionally holds various investments which are individually immaterial that are accounted for under the equity method. As of June 30, 2024 and December 31, 2023, the combined carrying value of these equity method investments was $1.4 million and $1.4 million, respectively.
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
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Advisory:
Insurance claim reserves (1)	$12,245	$18,947

Remington:
Managed hotel properties’ reserves (2)	1,001	2,508
Insurance claim reserves (3)	6,284	1,761
Total Remington restricted cash	7,285	4,269

Total restricted cash	$19,530	$23,216

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
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services and third-party owned properties managed by Remington. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is maintained at a level adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions and other relevant factors, including specific reserves for certain accounts. As of June 30, 2024 and December 31, 2023, the allowance for doubtful accounts was $3.3 million and $2.1 million, respectively. The increase from December 31, 2023 is primarily due to an increase of $890,000 in Premier’s allowance for doubtful accounts related to a third-party client.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Notes Receivable—Notes receivable were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Remington note receivable (1)	$250	$525
Ashford LLC note receivable (2)	1,126	1,082
REA Holdings affiliate (3)	685	845
Other	251	245
Total notes receivable	$2,312	$2,697
________
(1)    Remington holds a note receivable from a third party. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly commencing March 31, 2023. As of June 30, 2024 and December 31, 2023, the outstanding principal balance is included in “prepaid expenses and other” in our condensed consolidated balance sheets.
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
Property and Equipment, Net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. As of June 30, 2024 and December 31, 2023, property and equipment, net of accumulated depreciation, included ERFP assets, as defined in note 14, of $2.1 million and $1.7 million, audio visual equipment at Inspire Event Technologies Holdings, LLC, our subsidiary doing business as INSPIRE (“INSPIRE”), of $15.9 million and $15.6 million and marine vessels at our subsidiary, RED Hospitality & Leisure LLC (“RED”) of $27.0 million and $25.0 million, respectively.
Claims Liabilities and Other—As of June 30, 2024 and December 31, 2023, claims liabilities and other included reserves in the amount of $28.1 million and $26.8 million for Warwick and Ashford LLC’s liabilities, respectively, for case-basis estimates of reported losses and incurred but not reported (“IBNR”) losses primarily from general liability and workers’ compensation which are calculated based upon loss projections utilizing industry data. In establishing its liability for losses and loss adjustment expenses, the Company utilizes the findings of an independent consulting actuary. An estimate of ultimate losses and loss expenses is projected at each reporting date. IBNR reserves are derived from the difference between projected ultimate losses and loss expenses incurred. Actuarial methodologies used by the consulting actuary include the Bornhuetter Ferguson, loss development, case reserve development, and pure premium methods. As adjustments to these estimates become necessary, such adjustments are reflected in “other” operating expenses in our condensed consolidated statements of operations.
As of June 30, 2024 and December 31, 2023, claims liabilities and other additionally included $2.4 million and $1.7 million, respectively, relating to reserves for Remington health insurance claims. As of June 30, 2024, claims liabilities and other also included the current portion of the contingent consideration liabilities of $499,000 and $1.4 million from the Company’s acquisitions of Alii Nui and Maui Dive Shop (“Alii Nui”) and Chesapeake Hospitality (“Chesapeake”), respectively. As of December 31, 2023, claims liabilities and other also included the current portion of the contingent consideration liabilities of $1.0 million and $1.3 million from the Company’s acquisitions of Alii Nui and Chesapeake, respectively. See note 7.
Other Liabilities—As of June 30, 2024 and December 31, 2023, other liabilities included the noncurrent portion of the contingent consideration liability of $1.4 million and $1.6 million from the Company’s acquisition of Chesapeake, respectively. See note 7. As of June 30, 2024 and December 31, 2023, other liabilities also included an uncertain tax position of $1.0 million and $978,000, respectively.
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
ASC 740 “Income Taxes” addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities in Mexico, the Dominican Republic, the U.S. Virgin Islands and various other countries. Tax years 2019 through 2023 remain subject to potential examination by federal and certain state taxing authorities.
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
Recently Issued Accounting Standards—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other requirements, improves disclosures about a public entity’s reportable segments by requiring a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280 in interim periods. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the level of impact the adoption of ASU 2023-07 will have on the Company’s financial statements.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Hotel Management Fees Revenue
Hotel management fees revenue is reported within our Remington segment and primarily consists of base management fees, incentive management fees and other management fees. Base management fees, incentive management fees and other management fees are recognized when services have been rendered. For hotels owned by Ashford Trust and Braemar, Remington receives base management fees of 3% of gross hotel revenue for managing the hotel employees and daily operations of the hotels, pursuant to Remington’s hotel management agreements, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index). The base management fee for each hotel is due monthly. Remington additionally receives an incentive management fee for hotels owned by Ashford Trust and Braemar whenever a hotel’s gross operating profit (“GOP”) exceeds the hotel’s budgeted GOP. The incentive fee is equal to the lesser of 1% of each hotel’s annual gross revenue or the amount by which the respective hotel’s GOP exceeds the hotel’s budgeted GOP. The incentive management fee, if any, for each hotel is due annually in arrears within 90 days of the end of the fiscal year. However, if based on actual operations and revised forecasts the incentive fee is reasonably expected to be earned, payment is due monthly in arrears within 20 days following the end of each calendar month, subject to final adjustment within 90 days of the end of the fiscal year. The base management fees and incentive management fees that Remington receives for third-party owned properties vary by property. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Health insurance program fees are recognized monthly at rates which approximate market rates for similar plans provided by independent insurance companies. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
Design and Construction Fees Revenue
Design and construction fees revenue primarily consists of revenue generated by our subsidiary, Premier Project Management LLC (“Premier”). Premier provides design and construction management services, capital improvements, refurbishment, project management, and other services such as purchasing, interior design, architectural services and freight management at properties. Premier receives fees for these services and recognizes revenue over time as services are provided to the customer. On February 12, 2024, Braemar entered into Amendment No. 2 to the Master Project Management Agreement with Premier and, on March 12, 2024, Ashford Trust entered into an Amended and Restated Master Project Management Agreement with Premier (collectively, the “Premier Agreements”). The Premier Agreements modified the existing arrangements and provide that fees from Ashford Trust and Braemar will be payable monthly as the service is delivered based on the percentage of completion, as reasonably determined by Premier. The Premier Agreements resulted in contract modifications, as defined under ASC 606, which resulted in cumulative catch-up adjustments that increased design and construction fees in the first quarter of 2024, by a total of $3.6 million.
Audio Visual Revenue
Audio visual revenue primarily consists of revenue generated within our INSPIRE segment by providing event technology services, such as audio visual services, audio visual equipment rental, staging and meeting services and event-related communication systems as well as related technical support, to our customers in various venues including hotels and convention centers. Revenue is recognized in the period in which services are provided pursuant to the terms of the contractual arrangements with our customers. Payment is typically due from customers within 30 days. We also evaluate whether it is appropriate to present: (i) the gross amount that our customers pay for our services as revenue, and the related commissions paid to the venue as cost of revenue; or (ii) the net amount (gross revenue less the related commissions paid to the venue) as revenue. We are responsible for the delivery of the services, including providing the necessary labor and equipment to perform the services. We are generally subject to inventory risk, have latitude in establishing prices and selecting suppliers and, while in many cases the venue bills the end customer on our behalf, we bear the risk of collection from the customer. The venues’ commissions are not dependent on collections. As a result, our revenue is primarily reported on a gross basis. Cost of revenues for audio visual principally includes commissions paid to venues, direct labor costs, the cost of equipment sub-rentals, depreciation of equipment, amortization of signing bonuses, as well as other costs such as supplies, freight, travel and other overhead from our venue and customer facing operations and any losses on equipment disposal.
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
Cost Reimbursement Revenue
Cost reimbursement revenue is recognized in the period we incur the related reimbursable costs. Under our advisory agreements and our Contribution Agreement with Ashford Trust and Braemar (as defined below), we are entitled to be reimbursed for certain costs we incur on behalf of Ashford Trust and Braemar, with no added mark-up. These costs primarily consist of expenses related to Ashford Securities (as defined below), overhead, internal audit, risk management advisory services and asset management services, including compensation, benefits and travel expense reimbursements. We record cost reimbursement revenue for cash incentive compensation awards and equity grants of Ashford Trust and Braemar common stock and LTIP units awarded to our officers and employees in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Payments for cost reimbursement revenue are primarily due within 30 days after the services were rendered.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables summarizes our consolidated deferred income activity (in thousands):

	Deferred Income
	2024	2023
Balance as of March 31	$18,917	$9,469
Increases to deferred income	4,130	2,392
Recognition of revenue (1)	(8,140)	(2,842)
Balance as of June 30	$14,907	$9,019
________
(1)    Revenue recognized in the three months ended June 30, 2024, includes (a) $1.7 million of revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, as defined in note 14, (b) $1.0 million of audio and visual revenue, (c) $1.7 million of watersports, ferry and excursion services revenue, (d) $2.4 million of premiums earned by Warwick and (e) $1.4 million of revenues earned by our other products and services companies. Revenue recognized in the three months ended June 30, 2024 includes $3.0 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2023.
Revenue recognized in the three months ended June 30, 2023 includes (a) $302,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $390,000 of audio visual revenue, (c) $1.3 million of watersports, ferry and excursion services revenue and (d) $809,000 of revenues earned by our other products and services companies. Revenue recognized in the three months ended June 30, 2023 includes $1.3 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2022.

	Deferred Income
	2024	2023
Balance as of January 1	$18,378	$7,800
Increases to deferred income	12,025	7,676
Recognition of revenue (1)	(15,496)	(6,457)
Balance as of June 30	$14,907	$9,019
________
(1)    Revenue recognized in the six months ended June 30, 2024, includes (a) $3.4 million of revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.8 million of audio and visual revenue, (c) $2.9 million of watersports, ferry and excursion services revenue, (d) $5.0 million of premiums earned by Warwick and (e) $2.3 million of revenues earned by our other products and services companies. Revenue recognized in the six months ended June 30, 2024 includes $8.9 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2023.
Revenue recognized in the six months ended June 30, 2023 includes (a) $670,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue, (c) $1.9 million of watersports, ferry and excursion services revenue and (d) $2.4 million of revenues earned by our other products and services companies. Revenue recognized in the six months ended June 30, 2023 includes $4.9 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2022.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight-line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. See note 14. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at June 30, 2024 and June 30, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $32.3 million, $26.1 million and $17.6 million included in “accounts receivable, net” primarily related to our products and services segment, $0, $18.9 million and $0 in “due from Ashford Trust,” and $1.6 million, $714,000 and $11.8 million included in “due from Braemar” related to advisory services at June 30, 2024, December 31, 2023 and December 31, 2022, respectively. See notes 2 and 14.
Disaggregated Revenue
Our revenues were comprised of the following for the three and six months ended June 30, 2024 and 2023 respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory services fees:
Base advisory fees	$11,517	$11,917	$23,064	$24,025
Incentive advisory fees	67	67	134	134
Other advisory revenue	129	130	259	258
Total advisory services fees revenue	11,713	12,114	23,457	24,417

Hotel management fees:
Base fees	10,599	10,388	19,547	19,398
Incentive fees	819	2,059	2,275	3,041
Other management fees	2,956	2,431	5,022	4,626
Total hotel management fees revenue	14,374	14,878	26,844	27,065

Design and construction fees revenue	5,365	7,605	14,812	14,534

Audio visual revenue	47,583	41,349	92,495	81,706

Other revenue:
Watersports, ferry and excursion services (1)	12,409	9,794	23,632	17,422
Debt placement and related fees (2)	2,210	1,016	3,228	1,411
Premiums earned	3,105	—	6,069	—
Cash management fees (3)	21	53	51	179
Other services (4)	1,289	945	2,305	1,870
Total other revenue	19,034	11,808	35,285	20,882

Cost reimbursement revenue	113,331	104,956	227,641	209,228

Total revenues	$211,400	$192,710	$420,534	$377,832

REVENUES BY SEGMENT (5)
Advisory	$18,088	$20,297	$39,338	$41,178
Remington	116,175	106,178	229,985	207,642
Premier	8,324	10,404	21,288	20,175
INSPIRE	47,628	41,403	92,624	81,812
RED	12,437	9,817	23,725	17,468
OpenKey	370	422	722	811
Corporate and other	8,378	4,189	12,852	8,746
Total revenues	$211,400	$192,710	$420,534	$377,832
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
Geographic Information
Our Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Remington, INSPIRE and RED conduct business both in the United States and internationally. The following table presents revenue from Remington, INSPIRE and RED geographically for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Remington:
Continental United States	$115,231	$106,178	$228,938	$207,642
Costa Rica	814	—	917	—
Puerto Rico	95	—	95	—
Mexico	35	—	35	—
Total Remington revenues	$116,175	$106,178	$229,985	$207,642
INSPIRE:
Continental United States	$33,012	$29,628	$64,591	$56,340
Mexico	10,823	9,002	21,288	20,065
Dominican Republic	3,793	2,773	6,745	5,407
Total INSPIRE revenues	$47,628	$41,403	$92,624	$81,812
RED:
Continental United States	$2,621	$2,980	$4,784	$5,470
Hawaii	1,713	1,845	3,687	2,269
U.S. Virgin Islands	6,525	3,600	12,116	6,924
United Kingdom (Turks and Caicos Islands)	1,578	1,392	3,138	2,805
Total RED revenues	$12,437	$9,817	$23,725	$17,468

Total international revenues (1)	$17,043	$13,167	$32,123	$28,277
_______
(1)    International revenues include revenues earned outside of the United States and U.S. territories.
4. Goodwill and Intangible Assets, net
Goodwill
The carrying amount of goodwill is as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance as of June 30, 2024 and December 31, 2023	$56,658	$3,573	$782	$61,013
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Intangible Assets
Intangible assets, net as of June 30, 2024 and December 31, 2023, are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(56,774)	$57,957	$114,731	$(51,891)	$62,840
Premier management contracts	194,000	(70,184)	123,816	194,000	(64,808)	129,192
INSPIRE customer relationships	9,319	(7,204)	2,115	9,319	(6,645)	2,674
RED boat slip rights	9,618	(1,185)	8,433	9,350	(951)	8,399
	$327,668	$(135,347)	$192,321	$327,400	$(124,295)	$203,105

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks	2,090			2,090
	$6,990			$6,990
________
Amortization expense for definite-lived intangible assets was $5.5 million and $11.1 million for the three and six months ended June 30, 2024, respectively. Amortization expense for definite-lived intangible assets was $6.1 million and $12.1 million for the three and six months ended June 30, 2023, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	June 30, 2024	December 31, 2023
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$100,000	$100,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	1,099	1,234
Note payable (5) (17)	OpenKey	On demand	15.00%	237	237
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	16,940	18,500
Revolving credit facility (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	1,984	—
Equipment note (5) (7) (10)	INSPIRE	March 24, 2028	BSBY Rate (2) + 2.75%	3,050	3,400
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	150
Term loan (5) (8) (13)	RED	July 18, 2029	6.00%	1,481	1,537
Term loan (5) (8)	RED	April 16, 2024	9.00%	—	60
Term loan (5) (8) (14)	RED	August 5, 2029	Prime Rate (4) + 2.00%	770	800
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,751	1,830
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,495	2,672
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	1,631	1,645
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	2,298	2,336
Term loan (5) (8) (20)	RED	May 19, 2033	Prime Rate (4) + 1.00%	602	622
Term loan (5) (8) (23)	RED	June 25, 2029	Prime Rate (4) + 1.00%	315	—
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,424	1,448
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,460	1,043
Draw term loan (5) (8) (16)	RED	Various (16)	Prime Rate (4) + 1.00%	1,345	1,386
Draw term loan (5) (8) (21)	RED	February 5, 2029	Prime Rate (4) + 1.25%	509	168
Draw term loan (5) (8) (22)	RED	February 9, 2034	Prime Rate (4) + 0.50%	1,035	—
RED Units (5) (19)	RED	See footnote (19)	6.50%	2,401	2,000
Total notes payable				142,977	141,068
Deferred loan costs, net				(2,386)	(2,723)
Original issue discount, net (9)				(1,188)	(1,379)
Notes payable, net of deferred loan costs				139,403	136,966
Less current portion				(4,393)	(4,387)
Total notes payable, net - non-current				$135,010	$132,579
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”) was 5.44% and 5.44% at June 30, 2024 and December 31, 2023, respectively.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 5.37% and 5.38% at June 30, 2024 and December 31, 2023, respectively.
(4)     The Prime Rate was 8.50% and 8.50% at June 30, 2024 and December 31, 2023, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility and equipment note are collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $14.5 million and $8.3 million as of June 30, 2024 and December 31, 2023, respectively. INSPIRE’s Term Note is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $23.0 million and $20.6 million as of June 30, 2024 and December 31, 2023, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. Undrawn balances of the Credit Facility were subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of June 30, 2024, no unused amounts remained under the Credit Facility.
(10)    On March 24, 2023, INSPIRE amended its credit agreement (the “INSPIRE Amendment”). The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s revolving credit facility from $3.0 million to $6.0 million, provides for a $20.0 million term note and an equipment note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. As of June 30, 2024, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $4.0 million and $950,000, respectively.
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
(12)    As of June 30, 2024, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
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
(16)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converted into an individual term loan each time RED draws upon the facility. As of June 30, 2024, RED had drawn the full amount allowed under the line of credit. Maturity dates for amounts drawn under the facility are November 30, 2027, December 28, 2027 and January 20, 2028.
(17)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000. As of June 30, 2024, the remaining unused loan balance was $158,000.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(21)    On August 4, 2023, RED entered into a draw term loan with Merchants Commercial Bank with a maximum draw of $900,000 through August 5, 2024. As of June 30, 2024, the amount unused under RED’s draw term loan was $391,000.
(22)    On February 9, 2024, RED entered into a draw term loan with Centennial Bank with a maximum draw of $1.6 million. As of June 30, 2024, the amount unused under RED’s draw term loan was $575,000.
(23)    On June 25, 2024, RED entered into a term loan with Centennial Bank for a new vessel. RED is required to make monthly principal payments on the term loan starting in June 2024.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of June 30, 2024, the Company was in compliance with all covenants or other requirements related to the Credit Agreement and was in compliance with all covenants or other requirements related to debt held by our subsidiaries.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$21,415	$18,482
Accrued payroll expense	16,258	31,153
Accrued vacation expense	25	2,408
Accrued interest	609	444
Other accrued expenses	2,670	2,350
Total accounts payable and accrued expenses	$40,977	$54,837
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
June 30, 2024
Assets:
Investments	$—		$—	$8,966	(1)	$8,966
Restricted Investment:
Ashford Trust common stock	11	(2)	—	—		11
Braemar common stock	132	(2)	—	—		132
Total	$143		$—	$8,966		$9,109
Liabilities:
Contingent consideration	$(499)	(3)	$—	$(2,870)	(4)	$(3,369)
Deferred compensation plan	(1,603)		—	—		(1,603)
Total	$(2,102)		$—	$(2,870)		$(4,972)
Net	$(1,959)		$—	$6,096		$4,137
__________________
(1) Represents the fair value of TSGF L.P.’s investments which are reported within “investments” in our condensed consolidated balance sheets. See discussion below.
(2) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington and RED on the open market and held for the purpose of providing compensation to certain employees.
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
The following table presents our roll forward of our Level 3 investments (in thousands):

Investments (1)
Balance at March 31, 2024 and December 31, 2023	$5,000
Transfers into Level 3	3,966
Balance at June 30, 2024	$8,966
__________________
(1) TSGF L.P.’s investments are measured at fair value at each reporting period. On May 30, 2024, TSGF L.P. invested a total of $4.0 million in Slate TSGF Fitz II LLC, an entity which constructs and operates multi-family units. The Company used the market value approach method when determining the fair value of its investments as of June 30, 2024. As of June 30, 2024, TSGF L.P. held $13.5 million of total assets, which includes TSGF L.P.’s investments valued at $9.0 million, cash and cash equivalents of $4.4 million and other assets of $131,000.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2023	$(2,920)
Gains (losses) from fair value adjustments included in earnings	50
Balance at March 31, 2024 and June 30, 2024	$(2,870)
__________________
(1) The Company measures contingent consideration liabilities related to our acquisition of Chesapeake at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are (a) a discount rate of 37.37%; (b) a forward-looking risk-free rate of 5.35%; and (c) a volatility rate of 44.50%.
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Assets:
Unrealized gain (loss) on investments:
Ashford Trust common stock (1)	$(4)	$5	$(10)	$63
Braemar common stock (1)	33	8	19	7
Realized gain (loss) on investments: (2)
Ashford Trust common stock	—	—	—	(73)
Braemar common stock	—	—	—	(7)
Total	$29	$13	$9	$(10)
Liabilities:
Contingent consideration (3)	$—	$480	$50	$(300)
Subsidiary compensation plans (4)	—	(19)	—	(6)
Deferred compensation plans (4)	(990)	570	(712)	790
Total	$(990)	$1,031	$(662)	$484
Net	$(961)	$1,044	$(653)	$474
__________________
(1)     Represents the unrealized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington and RED on the open market and held for the purpose of providing compensation to certain employees. The unrealized gain (loss) on shares is reported within “other income (expense)” in our condensed consolidated statements of operations.
(2)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees.
(3)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the three months ended June 30, 2024 and 2023 is related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
June 30, 2024
Equity securities (1)	$668	$—	$(525)	$143
__________________
(1)     Distributions of $59,000 of available-for-sale securities occurred in the six months ended June 30, 2024.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2023
Equity securities (1)	$662	$—	$(534)	$128
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

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$143	$143	$128	$128
Investments	8,966	8,966	5,000	$5,000
Financial liabilities measured at fair value:
Deferred compensation plan	$1,603	$1,603	$891	$891
Contingent consideration	3,369	3,369	3,920	3,920
Financial assets not measured at fair value:
Cash and cash equivalents	$56,349	$56,349	$52,054	$52,054
Restricted cash	19,530	19,530	23,216	23,216
Accounts receivable, net	32,313	32,313	26,945	26,945
Notes receivable	2,312	2,312	2,697	2,697
Due from affiliates	790	790	41	41
Due from Ashford Trust	—	—	18,933	18,933
Due from Braemar	1,644	1,644	714	714
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$40,977	$40,977	$54,837	$54,837
Dividends payable	38,240	38,240	28,508	28,508
Due to Ashford Trust	1,316	1,316	—	—
Claims liabilities and other	31,963	31,963	29,782	29,782
Notes payable	142,977	142,977	141,068	141,068

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
9. Commitments and Contingencies
MTA Audit—On November 28, 2023, the Tax Administration Service’s Administration of Quintana Roo (the “MTA”) provided preliminary findings verbally from their routine federal income tax and value added tax (“VAT”) audit for INSPIRE’s Mexico subsidiary, INSPIRE Global Event Solutions S DE R.L. DE C.V. (“INSPIRE Mexico”) 2020 tax year. The MTA asserted INSPIRE Mexico omitted certain qualifying revenues and deducted certain non-qualifying expenses from the INSPIRE Mexico 2020 VAT liability and in the INSPIRE Mexico federal income tax return. On January 25, 2024, the MTA issued INSPIRE Mexico a detailed listing of their findings and asserted a tax contingency, including penalties and interest, of $3.9 million. On February 22, 2024, INSPIRE Mexico filed a written response to the MTA contesting the alleged findings. The MTA has up to one year from the Company’s written response to issue their final tax assessment. As of June 30, 2024, the Company has recorded $525,000 as its best estimate of the liability related to the tax contingency.
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
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint which is currently pending before the Court. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Income) loss attributable to noncontrolling interests:
OpenKey	$278	$234	$446	$460
Pure Wellness	—	(20)	—	42
TSGF L.P.	7	—	10	—
Total net (income) loss attributable to noncontrolling interests	$285	$214	$456	$502

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
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$(46)	$(133)	$(138)	$(288)
Series CHP Units—In connection with the acquisition of Chesapeake, Ashford Holdings issued 378,000 Series CHP Units to the sellers of Chesapeake. The Series CHP Units represent a preferred membership interest in Ashford Holdings having a priority in payment of cash dividends equal to the priority of the Series D Convertible Preferred Stock holders but senior to the common unit holders of Ashford Holdings. Each Series CHP Unit: (i) has a liquidation value of $25 plus all unpaid accrued and accumulated distributions thereon; (ii) is entitled to cumulative dividends at the rate of 7.28% per annum, payable quarterly in arrears; (iii) participates in any dividend or distribution paid on all outstanding common units of Ashford Holdings in addition to the preferred dividends; (iv) is convertible, along with the aggregate accrued or accumulated and unpaid distributions thereon, into common units of Ashford Holdings at the option of the holder or the issuer, which common units of Ashford Holdings will then be redeemable by the holder thereof into common stock of the Company on a 1:1 ratio or cash, at the Company’s discretion; and (v) provides for customary anti-dilution protections. The number of common units of Ashford Holdings to be received upon conversion of Series of CHP Units, along with the aggregate accrued or accumulated and unpaid distributions thereon, is determined by: (i) multiplying the number of Series CHP Units to be converted by the liquidation value thereof; and then (ii) dividing the result by the preferred conversion price, which is $117.50 per unit. In the event the Company fails to pay the required dividends on the Series CHP Units for two consecutive quarterly periods (a “Preferred Unit Breach”), then until such arrearage is paid in cash in full, the dividend rate on the Series CHP Units will increase to 10.00% per annum until no Preferred Unit Breach exists. Except with respect to certain protective provisions, no holder of Series CHP Units will have voting rights in its capacity as such. As long as any Series CHP Units are outstanding, the Company is prohibited from taking specified actions without the consent of at least 50% of the holders of Series CHP Units, including (i) modifying the terms, rights, preferences, privileges or voting powers of the Series CHP Units or (ii) altering the rights, preferences or privileges of any Units of Ashford Holdings so as to adversely affect the Series CHP Units.
For the three and six months ended June 30, 2024, the Company recorded net income attributable to redeemable noncontrolling interests of $175,000 and $350,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above. For the three and six months ended June 30, 2023, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 and $344,000, respectively, to the Series CHP Unit holders.
Convertible Preferred Stock—Each share of Series D Convertible Preferred Stock: (i) has a liquidation value of $25 per share plus the amount of all unpaid accrued and accumulated dividends on such share; (ii) accrues cumulative dividends at the rate of 7.28% per annum; (iii) participates in any dividend or distribution on the common stock in addition to the preferred dividends; (iv) is convertible, along with all unpaid accrued and accumulated dividends thereon, into voting common stock at $117.50 per share; and (v) provides for customary anti-dilution protections. In the event the Company fails to pay the dividends on the Series D Convertible Preferred Stock for two consecutive quarterly periods (a “Preferred Stock Breach”), then until such arrearage is paid in cash in full: (A) the dividend rate on the Series D Convertible Preferred Stock will increase to 10.00% per annum until no Preferred Stock Breach exists; (B) no dividends on the Company’s common stock may be declared or paid, and no other distributions or redemptions may be made, on the Company’s common stock; and (C) the Board will be increased by two seats and the holders of 55% of the outstanding Series D Convertible Preferred Stock will be entitled to fill such newly created seats. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father (the “Bennetts”).

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
The Series D Convertible Preferred Stock is entitled to vote alongside our voting common stock on an as-converted basis.
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
As of June 30, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $38.2 million, which relates to the second quarter of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On April 14, 2024, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2024.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $38.2 million and $28.5 million at June 30, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the three and six months ended June 30, 2024 and 2023 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Preferred dividends - declared	$—	$8,700	$8,700	$17,400
Preferred dividends per share - declared	$—	$0.4550	$0.4550	$0.9100
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	June 30, 2024	December 31, 2023
Aggregate preferred dividends - undeclared	$38,240	$28,508
Aggregate preferred dividends - undeclared per share	$2.0000	$1.4910
12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and six months ended June 30, 2024 and 2023 are presented below by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity-based compensation:
Class 2 LTIP Units and stock option amortization (1)	$33	$33	$65	$65
Employee LTIP Units and equity grant expense (2)	498	441	909	880
Director and other non-employee equity grants expense (3)	158	517	172	535
Total equity-based compensation	$689	$991	$1,146	$1,480

Other equity-based compensation:
REIT equity-based compensation (4)	$1,390	$3,503	$3,057	$7,138
	$2,079	$4,494	$4,203	$8,618
________
(1)    As of June 30, 2024, the Company had approximately $92,000 of total unrecognized compensation expense related to the Class 2 LTIP Units that will be recognized over a weighted average period of 0.7 years.
(2)    As of June 30, 2024, the Company had approximately $2.2 million of total unrecognized compensation expense related to restricted shares and LTIP Units that will be recognized over a weighted average period of 2.3 years.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the DCP activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in fair value:
Unrealized gain (loss)	$(990)	$570	$(712)	$790
________
As of June 30, 2024 and December 31, 2023, the carrying value of the DCP liability was $1.6 million and $891,000, respectively. No distributions were made to any participant during the three and six months ended June 30, 2024 and 2023.
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
Lismore has certain agreements with Ashford Trust to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. Lismore has entered into various 12-month agreements with Ashford Trust to seek modifications or refinancings of certain mortgage loans held by Ashford Trust. For the three and six months ended June 30, 2024, Lismore recognized approximately $2.2 million and $2.2 million, respectively, in revenue under the agreements. For the three and six months ended June 30, 2023, Ashford Trust paid approximately $525,000 to Lismore under the agreements. As of June 30, 2024 and December 31, 2023, the Company had $163,000 and $183,000, respectively, of deferred income recorded related to these agreements.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$8,181	$8,250	$16,402	$16,718

Hotel management fees:
Base management fees	5,816	7,051	11,631	13,408
Incentive management fees	762	2,167	1,808	2,733
Total hotel management fees revenue (1)	6,578	9,218	13,439	16,141

Design and construction fees revenue (2)	2,831	4,858	6,553	8,239

Other revenue:
Watersports, ferry and excursion services (4)	15	21	33	37
Debt placement and related fees (5)	2,197	905	2,228	1,300
Premiums earned (6)	1,118	—	2,235	—
Cash management fees (7)	10	16	35	87
Other services (8)	390	336	788	734
Total other revenue	3,730	1,278	5,319	2,158

Cost reimbursement revenue	64,646	67,084	141,901	136,661

Total revenues	$85,966	$90,688	$183,614	$179,917

REVENUES BY SEGMENT (9)
Advisory	$10,998	$11,941	$25,707	$24,703
Remington	64,547	69,238	134,418	139,238
Premier	4,568	6,581	10,553	11,802
INSPIRE	21	27	75	56
RED	14	34	63	62
OpenKey	25	29	52	59
Corporate and other (10)	5,793	2,838	12,746	3,997
Total revenues	$85,966	$90,688	$183,614	$179,917

COST OF REVENUES
Cost of revenues for audio visual (3)	$2,230	$2,538	$4,763	$5,193

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$5,275	$5,788	$11,613	$12,283
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
Lismore has certain agreements with Braemar to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. Lismore has entered into a 12-month agreement with Braemar to seek modifications or refinancings of certain mortgage debt held by Braemar. For the three and six months ended June 30, 2024, Lismore recognized approximately $13,000 and $1.0 million, respectively, in revenue under the agreement. For the three and six months ended June 30, 2023, Braemar paid approximately $150,000 to Lismore under the agreements. As of June 30, 2024 and December 31, 2023, the Company had $42,000 and $52,000 of deferred income recorded related to the agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the revenues and expenses related to Braemar (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,336	$3,667	$6,662	$7,307
Incentive advisory fees (1)	67	67	134	134
Other advisory revenue (2)	129	130	259	258
Total advisory services fees revenue	3,532	3,864	7,055	7,699

Hotel management fees:
Base management fees	632	636	1,173	1,213
Incentive management fees	44	—	68	—
Total hotel management fees revenue (3)	676	636	1,241	1,213

Design and construction fees revenue (4)	1,769	1,763	6,451	4,283

Other revenue:
Watersports, ferry and excursion services (6)	1,130	689	1,875	1,307
Debt placement and related fees (7)	13	111	1,000	111
Premiums earned (8)	158	—	315	—
Cash management fees (9)	11	37	16	92
Other services (10)	57	72	119	161
Total other revenue	1,369	909	3,325	1,671

Cost reimbursement revenue	11,137	12,143	16,391	26,662

Total revenues	$18,483	$19,315	$34,463	$41,528

REVENUES BY SEGMENT (11)
Advisory	$7,090	$8,357	$13,630	$16,475
Remington	7,108	6,301	14,297	12,985
Premier	2,844	2,735	8,685	6,175
INSPIRE	24	25	54	49
RED	1,160	700	1,939	1,328
OpenKey	10	11	19	20
Corporate and other (12)	247	1,186	(4,161)	4,496
Total revenues	$18,483	$19,315	$34,463	$41,528

COST OF REVENUES (5)
Cost of revenues for audio visual	$1,364	$1,244	$2,441	$2,415
Other	867	419	1,608	1,051

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$3,476	$3,087	$6,409	$6,015
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	822	749	1,854	1,514
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)    The incentive advisory fees for the three and six months ended June 30, 2024 and 2023 includes the pro rata portion of the third year and second year installment, respectively, of the 2022 incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023 measurement period.
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
(11)    See note 16 for discussion of segment reporting.
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
As of June 30, 2024, Ashford Trust and Braemar had funded approximately $9.2 million and $12.9 million, respectively. The Company recognized cost reimbursement revenue from Ashford Trust in our condensed consolidated statements of operations of $2.1 million and $7.5 million for the three and six months ended June 30, 2024, respectively, and $1.6 million and $2.0 million for the three and six months ended June 30, 2023, respectively. The Company recognized a reduction to cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $13,000 and $5.6 million for the three and six months ended June 30, 2024, respectively. The Company recognized cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $1.0 million and $4.2 million for the three and six months ended June 30, 2023, respectively. Cost reimbursement revenue for the three and six months ended June 30, 2024 includes $497,000 and $975,000, respectively, of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust.
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
In the fourth quarter of 2023, Ashford Trust purchased FF&E with a net book value of $2.4 million from the Company at the fair market value of $630,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $630,000 outstanding receivable which is recorded in “due from Ashford Trust” in our condensed consolidated balance sheet as of December 31, 2023. In the second quarter of 2024, the Company entered into a new lease agreement with Ashford Trust wherein the Company purchased FF&E of $630,000 from Ashford Trust equal to the fair market value of the FF&E sold to Ashford Trust under the ERFP Agreement. The FF&E was leased back to Ashford Trust rent-free.

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
Ashford Trust held a 15.06% noncontrolling interest in OpenKey and Braemar held a 7.92% noncontrolling interest in OpenKey as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company loaned our consolidated subsidiary OpenKey $0 and $921,000, respectively, to fund OpenKey’s operations. The loan balance was eliminated upon consolidation in our condensed consolidated financial statements. See also notes 2 and 10.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to the Transition Cost Sharing Agreement entered into in connection with the Company’s acquisition of Remington Lodging from the Bennetts in November 2019. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2024 was $155,000 and $223,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and six months ended June 30, 2023 was $101,000 and $202,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.
15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(1,173)	$1,582	$421	$2,891
Less: Dividends on preferred stock, declared and undeclared (1)	(9,231)	(9,044)	(18,433)	(18,078)
Undistributed net income (loss) allocated to common stockholders	(10,404)	(7,462)	(18,012)	(15,187)
Distributed and undistributed net income (loss) - basic	$(10,404)	$(7,462)	$(18,012)	$(15,187)
Effect of deferred compensation plan	—	(581)	—	(813)
Effect of incremental subsidiary shares	—	(480)	—	—
Distributed and undistributed net income (loss) - diluted	$(10,404)	$(8,523)	$(18,012)	$(16,000)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	3,212	3,092	3,174	3,039
Effect of deferred compensation plan shares	—	196	—	98
Effect of incremental subsidiary shares	—	46	—	—
Weighted average common shares outstanding – diluted	3,212	3,334	3,174	3,137

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(3.24)	$(2.41)	$(5.67)	$(5.00)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(3.24)	$(2.56)	$(5.67)	$(5.10)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$46	$133	$138	$288
Net income (loss) attributable to subsidiary convertible interests	51	47	99	366
Dividends on preferred stock, declared and undeclared	9,231	9,044	18,433	18,078
Total	$9,328	$9,224	$18,670	$18,732
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	144	9	83	21
Effect of assumed conversion of Ashford Holdings units	145	97	126	95
Effect of conversion of subsidiary interests	757	346	1,020	274
Effect of assumed conversion of preferred stock	4,354	4,229	4,334	4,228
Total	5,400	4,681	5,563	4,618
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
Certain information concerning our segments for the three and six months ended June 30, 2024 and 2023 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2024
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$11,713	$—	$—	$—	$—	$—	$—	$11,713
Hotel management	—	14,374	—	—	—	—	—	14,374
Design and construction fees	—	—	5,365	—	—	—	—	5,365
Audio visual	—	—	—	47,583	—	—	—	47,583
Other	23	—	—	—	12,407	370	6,234	19,034
Cost reimbursement revenue (1)	6,352	101,801	2,959	45	30	—	2,144	113,331
Total revenues	18,088	116,175	8,324	47,628	12,437	370	8,378	211,400
EXPENSES
Depreciation and amortization	157	2,654	2,720	508	380	3	18	6,440
Other operating expenses (2)	—	8,494	4,201	42,363	10,755	1,408	19,480	86,701
Reimbursed expenses (1)	6,352	101,801	2,966	45	30	—	2,158	113,352
Total operating expenses	6,509	112,949	9,887	42,916	11,165	1,411	21,656	206,493
OPERATING INCOME (LOSS)	11,579	3,226	(1,563)	4,712	1,272	(1,041)	(13,278)	4,907
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	429	429
Interest expense	—	—	—	(472)	(426)	(9)	(3,227)	(4,134)
Amortization of loan costs	—	—	—	(5)	(9)	—	(256)	(270)
Interest income	—	29	—	—		—	538	567
Other income (expense)	—	22	—	(291)	10	—	5	(254)
INCOME (LOSS) BEFORE INCOME TAXES	11,579	3,277	(1,563)	3,944	847	(1,050)	(15,789)	1,245
Income tax (expense) benefit	(2,585)	(651)	(412)	(2,207)	(398)	—	3,596	(2,657)
NET INCOME (LOSS)	$8,994	$2,626	$(1,975)	$1,737	$449	$(1,050)	$(12,193)	$(1,412)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $4.2 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2024
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUES:
Advisory services fees	$23,457	$—	$—	$—	$—	$—	$—	$23,457
Hotel management fees	—	26,844	—	—	—	—	—	26,844
Design and construction fees	—	—	14,812	—	—	—	—	14,812
Audio visual	—	—	—	92,495	—	—	—	92,495
Other	61	—	—	—	23,631	722	10,871	35,285
Cost reimbursement revenue (1)	15,820	203,141	6,476	129	94	—	1,981	227,641
Total revenues	39,338	229,985	21,288	92,624	23,725	722	12,852	420,534
EXPENSES:
Depreciation and amortization	288	5,275	5,440	1,057	702	6	53	12,821
Other operating expenses (2)	—	17,022	8,075	82,442	20,468	2,475	37,575	168,057
Reimbursed expenses (1)	15,827	203,141	6,484	129	94	—	2,054	227,729
Total operating expenses	16,115	225,438	19,999	83,628	21,264	2,481	39,682	408,607
OPERATING INCOME (LOSS)	23,223	4,547	1,289	8,996	2,461	(1,759)	(26,830)	11,927
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	465	465
Interest expense	—	—	—	(945)	(869)	(18)	(6,458)	(8,290)
Amortization of loan costs	—	—	—	(10)	(17)	—	(519)	(546)
Interest income	—	56	—	—	—	—	1,203	1,259
Other income (expense)	—	2	—	(379)	10	—	658	291
INCOME (LOSS) BEFORE INCOME TAXES	23,223	4,605	1,289	7,662	1,585	(1,777)	(31,481)	5,106
Income tax (expense) benefit	(5,516)	(899)	(1,011)	(4,167)	(654)	—	7,244	(5,003)
NET INCOME (LOSS)	$17,707	$3,706	$278	$3,495	$931	$(1,777)	$(24,237)	$103
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $14.3 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel, accounting and insurance.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2023
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUES:
Advisory services fees	$12,114	$—	$—	$—	$—	$—	$—	$12,114
Hotel management fees	—	14,878	—	—	—	—	—	14,878
Design and construction fees	—	—	7,605	—	—	—	—	7,605
Audio visual	—	—	—	41,349	—	—	—	41,349
Other	53	3	—	—	9,794	422	1,536	11,808
Cost reimbursement revenue (1)	8,130	91,297	2,799	54	23	—	2,653	104,956
Total revenues	20,297	106,178	10,404	41,403	9,817	422	4,189	192,710
EXPENSES:
Depreciation and amortization	369	2,959	2,878	467	286	3	28	6,990
Other operating expenses (2)	—	8,199	5,316	37,766	8,189	1,371	13,401	74,242
Reimbursed expenses (1)	8,130	91,297	2,799	54	23	—	2,653	104,956
Total operating expenses	8,499	102,455	10,993	38,287	8,498	1,374	16,082	186,188
OPERATING INCOME (LOSS)	11,798	3,723	(589)	3,116	1,319	(952)	(11,893)	6,522
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(388)	(388)
Interest expense	—	—	—	(375)	(417)	(4)	(2,626)	(3,422)
Amortization of loan costs	—	—	—	(42)	(10)	—	(213)	(265)
Interest income	—	14	—	—	—	—	426	440
Other income (expense)	—	13	—	(92)	(6)	(62)	(12)	(159)
INCOME (LOSS) BEFORE INCOME TAXES	11,798	3,750	(589)	2,607	886	(1,018)	(14,706)	2,728
Income tax (expense) benefit	(2,902)	(921)	123	(1,291)	(234)	—	3,998	(1,227)
NET INCOME (LOSS)	$8,896	$2,829	$(466)	$1,316	$652	$(1,018)	$(10,708)	$1,501
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.9 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
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
EXPENSES:
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
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $6.0 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.
Total assets by segment are presented below (in thousands):

	June 30, 2024	December 31, 2023
Remington	$161,235	$166,719
Premier	136,377	138,967
INSPIRE	65,932	57,193
RED	53,627	50,012
OpenKey	645	1,303
Other (1)	73,014	90,613
Total assets	$490,830	$504,807
________
(1)    Other includes the total assets of our Advisory and Corporate and Other segments. Total assets for our Advisory segment are not available for disclosure as assets are not allocated between our Advisory and Corporate and Other segments.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Subsequent Events
Termination of the Registration of the Company’s Common Stock
On April 1, 2024, the Board, upon the recommendation of a Special Committee of the Board consisting entirely of independent and disinterested directors, approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s shares of common stock, in conjunction with terminating the Company’s public company reporting obligations and delisting the Company’s common stock from the NYSE American, subject to obtaining the requisite approval of the reverse stock split by the Company’s stockholders at a Special Meeting of Stockholders (the “Special Meeting”).
At the Special Meeting held on July 22, 2024, the Company’s stockholders approved proposals necessary to implement the Transaction (as defined below) as part of the Company’s plan to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American. At the Special Meeting, the Company’s stockholders voted to effect a 1-for-10,000 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”), which was immediately followed by a 10,000-for-1 forward stock split of the Company’s Common Stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”).
The Reverse Stock Split and the Forward Stock Split were effected on July 29, 2024 at 5:01 p.m. Eastern Time and 5:02 p.m. Eastern Time, respectively. As a result of the Transaction, each stockholder owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split received $5.00 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split, and such stockholders are no longer stockholders of the Company. Stockholders owning 10,000 or more shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any, and will instead remain stockholders in the Company holding, as a result of the Forward Stock Split, the same number of shares of common stock as such stockholders held immediately before the effective time of the Reverse Stock Split.
As a result of the Transaction, the Company paid stockholders owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split a total of approximately $6.9 million to purchase approximately 1.4 million shares of the Company’s common stock. The last day of trading for the Company’s common stock was July 26, 2024 and the Company’s common stock is no longer traded on the NYSE American.
Limited Waiver Under Advisory Agreement
The Company, Ashford LLC (together with the Company, the “Advisor”), Braemar, Braemar OP and Braemar TRS Corporation are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Braemar Advisory Agreement”).
On August 8, 2024, the parties to the Braemar Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of Braemar’s mortgage loan (the “Loan”) that is secured by four hotel properties – The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront (the “Hotel Properties”) – (such date, the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Braemar Advisory Agreement that would permit the Advisor to terminate the Braemar Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of Braemar to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, Braemar may request the Advisor agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if the Advisor agrees to such amendment, the Advisor shall not be entitled to any further consideration in respect thereof;
(iii) If the members of the Board of Directors of Braemar (the “Braemar Board”) change such that members who constitute the Braemar Board as of August 8, 2024 (the “Braemar Incumbent Board”) no longer constitute at least a majority of the Braemar Board (other than those whose election to the Braemar Board is approved or recommended to stockholders of Braemar

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
by a vote of at least a majority of the Braemar Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by Braemar to the Advisor as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by the Advisor in the Waiver Agreement, Braemar agrees to pay the Advisor an amount equal to the Advisor’s obligation under the Advisor’s current employment agreement with Richard J. Stockton, Braemar’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by the Advisor to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
Amendment No. 1 to Third Amended and Restated Advisory Agreement
The Advisor, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Ashford Trust Advisory Agreement”).
On August 8, 2024, the parties to the Ashford Trust Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the Ashford Trust Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Ashford Trust Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings” or “AHH”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management” or “Premier”; Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington”; and Warwick Insurance Company, LLC, an insurance company licensed by the Texas State Department of Insurance, which we refer to as “Warwick.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Stirling” refers to Stirling Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries. Stirling REIT OP, LP, a Delaware limited partnership, which we refer to as “Stirling OP”, is Stirling’s operating partnership, however, Stirling OP is consolidated by Ashford Trust as of June 30, 2024.
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2024, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
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

Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust, Braemar, Stirling and our consolidated subsidiary, TSGF L.P. We became a public company in November 2014, and our common stock was listed on the NYSE American until the Company delisted its common stock on July 29, 2024. On August 8, 2024, the Company filed a Form 15 with the SEC to terminate the registration of the Company’s common stock under Section 12(g) of the Exchange Act, and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. The Form 15 is expected to become effective on or about November 6, 2024 to terminate the Company’s reporting obligations under Section 12(g) of the Exchange Act. The Company expects its reporting obligations will be automatically suspended as of January 1, 2025 pursuant to Rule 15d-6 of the Exchange Act. As of August 9, 2024, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust, Braemar and Stirling, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of our common stock, which represented an approximately 39.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,313,283 shares of Ashford Inc. common stock, which if converted as of August 9, 2024 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 80.3%.
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
We are currently the advisor for Ashford Trust, Braemar, Stirling and TSGF L.P. In our capacity as advisor, we are responsible for implementing the investment strategies and managing the day-to-day operations of our clients and their respective hotels from an ownership perspective, in each case subject to the respective advisory agreements and the supervision and oversight of each client’s respective boards of directors. Ashford Trust is focused on investing in full-service hotels in the upscale and upper upscale segments in the United States that have RevPAR generally less than twice the U.S. national average. Braemar invests primarily in luxury hotels and resorts with RevPAR of at least twice the U.S. national average. Stirling is focused on investing primarily in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and became our client on December 6, 2023. TSGF L.P. invests in all types of real estate in the state of Texas. Each of Ashford Trust and Braemar is a REIT as defined in the Internal Revenue Code. The common stock of each of Ashford Trust and Braemar is traded on the NYSE. Stirling is privately held and Stirling’s subsidiary Stirling OP is consolidated by Ashford Trust. TSGF L.P. is a privately held, consolidated subsidiary of the Company.
We provide the personnel and services that we believe are necessary for each of our clients to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of our client’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar, Stirling and third parties. As of June 30, 2024, Remington provided hotel management services to 117 properties that were open and operating, 54 of which were owned by third parties.

Recent Developments
Termination of the Registration of the Company’s Common Stock
On April 1, 2024, the Board, upon the recommendation of a Special Committee of the Board consisting entirely of independent and disinterested directors, approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s shares of common stock, in conjunction with terminating the Company’s public company reporting obligations and delisting the Company’s common stock from the NYSE American, subject to obtaining the requisite approval of the reverse stock split by the Company’s stockholders at the Special Meeting.
At the Special Meeting held on July 22, 2024, the Company’s stockholders approved proposals necessary to implement the Transaction (as defined below) as part of the Company’s plan to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American. At the Special Meeting, the Company’s stockholders voted to effect the Reverse Stock Split, which was immediately followed by the Forward Stock Split.
The Reverse Stock Split and the Forward Stock Split were effected on July 29, 2024 at 5:01 p.m. Eastern Time and 5:02 p.m. Eastern Time, respectively. As a result of the Transaction, each stockholder owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split received $5.00 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split, and such stockholders are no longer stockholders of the Company. Stockholders owning 10,000 or more shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any, and will instead remain stockholders in the Company holding, as a result of the Forward Stock Split, the same number of shares of common stock as such stockholders held immediately before the effective time of the Reverse Stock Split.
The intended effect of the Transaction is to reduce the number of record holders of the Company’s common stock to fewer than 300 so that the Company will be eligible to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American.
Following the Transaction, we currently intend to continue to have our financial statements audited by a public accounting firm, but we do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company. The Company expects that the deregistration of its common stock under the Exchange Act would eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings will be approximately $2.5 million per year, including ongoing expenses for compliance with the Sarbanes-Oxley Act, and other accounting, legal, printing and other miscellaneous costs associated with being a publicly traded company.
As a result of the Transaction, the Company paid stockholders owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split a total of approximately $6.9 million to purchase approximately 1.4 million shares of the Company’s common stock. The last day of trading for the Company’s common stock was July 26, 2024 and the Company’s common stock is no longer traded on the NYSE American.
Limited Waiver Under Advisory Agreement
The Company, Ashford LLC (together with the Company, the “Advisor”), Braemar, Braemar OP and Braemar TRS Corporation are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Braemar Advisory Agreement”).
On August 8, 2024, the parties to the Braemar Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of Braemar’s mortgage loan (the “Loan”) that is secured by four hotel properties – The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront (the “Hotel Properties”) – (such date, the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Braemar Advisory Agreement that would permit the Advisor to terminate the Braemar Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of Braemar to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, Braemar may request the Advisor agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if the Advisor agrees to such amendment, the Advisor shall not be entitled to any further consideration in respect thereof;
(iii) If the members of the Board of Directors of Braemar (the “Braemar Board”) change such that members who constitute the Braemar Board as of August 8, 2024 (the “Braemar Incumbent Board”) no longer constitute at least a majority of the Braemar Board (other than those whose election to the Braemar Board is approved or recommended to stockholders of Braemar by a vote of at least a majority of the Braemar Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by Braemar to the Advisor as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by the Advisor in the Waiver Agreement, Braemar agrees to pay the Advisor an amount equal to the Advisor’s obligation under the Advisor’s current employment agreement with Richard J. Stockton, Braemar’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by the Advisor to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
Amendment No. 1 to Third Amended and Restated Advisory Agreement
The Advisor, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Ashford Trust Advisory Agreement”).
On August 8, 2024, the parties to the Ashford Trust Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the Ashford Trust Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Ashford Trust Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.
Other Developments
On April 17, 2024, J. Robison Hays, III, Senior Managing Director of the Company, gave notice of his intention to voluntarily resign from his employment and all other employment-related positions he holds with the Company and entities that it advises (including in his role as President and Chief Executive Officer of Ashford Trust). Mr. Hays’ resignation became effective June 30, 2024. The board of directors of Ashford Trust appointed Stephen Zsigray to fill the role of President and Chief Executive Officer of Ashford Trust, effective June 30, 2024. There are no current plans to fill Mr. Hays’ role as Senior Managing Director at the Company. In connection with Mr. Hays’ resignation, the Company entered into a Separation/Consulting Agreement with Mr. Hays, dated as of June 30, 2024. From and following Mr. Hays’ resignation date, any period during which Mr. Hays continues to comply with his obligations to provide consulting services on an uninterrupted basis shall be treated as continuous employment for purposes of determining the extent to which Mr. Hays is vested under any and all grants or awards made to Mr. Hays under any equity or other incentive plan of the Company or Ashford Trust.
On July 25, 2024, the Company announced that Mr. W. Michael Murphy, a member of its Board of Directors, passed away on July 24, 2024. Prior to serving on the Board of Directors at the Company, Mr. Murphy served on the board of directors of Braemar from 2013 to 2015 and he served on the board of directors of Ashford Trust from 2003 to 2013.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
REVENUES:
Advisory services fees	$11,713	$12,114	$(401)	(3.3)%
Hotel management fees	14,374	14,878	(504)	(3.4)%
Design and construction fees	5,365	7,605	(2,240)	(29.5)%
Audio visual	47,583	41,349	6,234	15.1%
Other	19,034	11,808	7,226	61.2%
Cost reimbursement revenue	113,331	104,956	8,375	8.0%
Total revenues	211,400	192,710	18,690	9.7%
EXPENSES:
Salaries and benefits	24,768	22,629	(2,139)	(9.5)%
Cost of revenues for design and construction	1,728	3,589	1,861	51.9%
Cost of revenues for audio visual	32,561	29,993	(2,568)	(8.6)%
Depreciation and amortization	6,440	6,990	550	7.9%
General and administrative	16,395	12,347	(4,048)	(32.8)%
Other	11,249	5,684	(5,565)	(97.9)%
Reimbursed expenses	113,352	104,956	(8,396)	(8.0)%
Total expenses	206,493	186,188	(20,305)	(10.9)%
OPERATING INCOME (LOSS)	4,907	6,522	(1,615)	(24.8)%
Equity in earnings (loss) of unconsolidated entities	429	(388)	817	210.6%
Interest expense	(4,134)	(3,422)	(712)	(20.8)%
Amortization of loan costs	(270)	(265)	(5)	(1.9)%
Interest income	567	440	127	28.9%
Other income (expense)	(254)	(159)	(95)	(59.7)%
INCOME (LOSS) BEFORE INCOME TAXES	1,245	2,728	(1,483)	(54.4)%
Income tax (expense) benefit	(2,657)	(1,227)	(1,430)	(116.5)%
NET INCOME (LOSS)	(1,412)	1,501	(2,913)	(194.1)%
Net (income) loss from consolidated entities attributable to noncontrolling interests	285	214	71	33.2%
Net (income) loss attributable to redeemable noncontrolling interests	(46)	(133)	87	65.4%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,173)	1,582	(2,755)	(174.1)%
Preferred dividends, declared and undeclared	(9,231)	(9,044)	(187)	(2.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,404)	$(7,462)	$(2,942)	(39.4)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $2.9 million, or 39.4%, to a $10.4 million loss for the three months ended June 30, 2024 (the “2024 quarter”) compared to a $7.5 million loss for the three months ended June 30, 2023 (the “2023 quarter”) as a result of the factors discussed below.
Total Revenues. Total revenues increased $18.7 million, or 9.7%, to $211.4 million for the 2024 quarter compared to the 2023 quarter due to the following (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$11,517	$11,917	$(400)	(3.4)%
Incentive advisory fees (2)	67	67	—	—%
Other advisory revenue (3)	129	130	(1)	(0.8)%
Total advisory services fees revenue	11,713	12,114	(401)	(3.3)%

Hotel management fees:
Base management fees	10,599	10,388	211	2.0%
Incentive management fees	819	2,059	(1,240)	(60.2)%
Other management fees	2,956	2,431	525	21.6%
Total hotel management fees revenue (4)	14,374	14,878	(504)	(3.4)%

Design and construction fees revenue (5)	5,365	7,605	(2,240)	(29.5)%

Audio visual revenue (6)	47,583	41,349	6,234	15.1%

Other revenue:

Watersports, ferry and excursion services (7)	12,409	9,794	2,615	26.7%
Debt placement and related fees (8)	2,210	1,016	1,194	117.5%
Premiums earned (9)	3,105	—	3,105
Cash management fees (10)	21	53	(32)	(60.4)%
Other services (11)	1,289	945	344	36.4%
Total other revenue	19,034	11,808	7,226	61.2%

Cost reimbursement revenue (12)	113,331	104,956	8,375	8.0%

Total revenues	$211,400	$192,710	$18,690	9.7%

REVENUES BY SEGMENT (13)
Advisory	$18,088	$20,297	$(2,209)	(10.9)%
Remington	116,175	106,178	9,997	9.4%
Premier	8,324	10,404	(2,080)	(20.0)%
INSPIRE	47,628	41,403	6,225	15.0%
RED	12,437	9,817	2,620	26.7%
OpenKey	370	422	(52)	(12.3)%
Corporate and other	8,378	4,189	4,189	100.0%
Total revenues	$211,400	$192,710	$18,690	9.7%
________
(1)The decrease in base advisory fees is primarily due to lower revenue of $69,000 and $331,000 from Ashford Trust and Braemar, respectively. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)     Incentive advisory fees for the 2024 quarter and the 2023 quarter includes the pro rata portion of the third year and second year installment, respectively, of the 2022 Braemar incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return for Ashford Trust and Braemar did not meet the relevant incentive fee thresholds during the 2023 measurement period.
(3)     Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheet and is being recognized evenly over the initial 10-year term of the agreement.
(4)     The decrease in hotel management fees revenue is primarily due to lower incentive management fees from Ashford Trust of $1.4 million partially offset by an increase in other management fees from third parties of $525,000. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
(5)     The decrease in design and construction fees revenue is due to lower revenue from Ashford Trust and third parties of $2.0 million and $219,000, respectively.
(6)     The $6.2 million increase in audio visual revenue is due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
(7)    The $2.6 million increase in watersports, ferry and excursion services revenue is primarily due to an increase of $2.9 million in revenue in the 2024 quarter in RED’s operations in the U.S. Virgin Islands.
(8)     The increase in debt placement and related fee revenue is due to higher revenue of $1.3 million from Ashford Trust partially offset by lower revenue of $98,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(9)    Premiums earned is recognized by our insurance subsidiary, Warwick, from insurance premiums related primarily to general liability, workers’ compensation and business automobile contracts incurred on behalf of our clients Ashford Trust, Braemar and third-party clients and their respective management companies. Warwick was incorporated in December 2023.
(10)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(11)     Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties.
(12)     The increase in cost reimbursement revenue in the 2024 quarter is primarily due to an increase in Remington’s cost reimbursement revenue of $10.5 million. The increase is offset by decreases in the 2024 quarter of $1.8 million in cost reimbursement revenue related to reimbursable advisory expenses for Ashford Trust and Braemar and $509,000 in Ashford Securities’ cost reimbursement revenue in the 2024 quarter as a result of the Company reimbursing Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(13)     See note 16 in our condensed consolidated financial statements for discussion of segment reporting.
Salaries and Benefits Expense. Salaries and benefits expense increased $2.1 million, or 9.5%, to $24.8 million for the 2024 quarter compared to the 2023 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Salaries and benefits:
Salary expense	$14,187	$13,687	$500
Bonus expense	4,961	4,850	111
Benefits related expenses	4,099	4,189	(90)
Total salary, bonus, and benefits related expenses	23,247	22,726	521
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	33	32	1
Employee equity grant expense	498	441	57
Total equity-based compensation	531	473	58
Non-cash (gain) loss in deferred compensation plan (1)	990	(570)	1,560
Total salaries and benefits	$24,768	$22,629	$2,139
________
(1)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the 2024 quarter and the gain the 2023 quarter are primarily attributable to increases and decreases, respectively, in the fair value of the DCP obligation. See note 13 in our condensed consolidated financial statements.

Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $1.9 million, or 51.9%, to $1.7 million during the 2024 quarter compared to $3.6 million for the 2023 quarter due to decreases in capital expenditures from Ashford Trust and Braemar in the 2024 quarter
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $2.6 million, or 8.6%, to $32.6 million during the 2024 quarter compared to $30.0 million for the 2023 quarter, primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $550,000, or 7.9%, to $6.4 million for the 2024 quarter compared to the 2023 quarter. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement. Depreciation and amortization expense for the 2024 quarter and the 2023 quarter excludes depreciation expense related to audio visual equipment of $1.4 million and $1.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2024 quarter and the 2023 quarter related to marine vessels in the amount of $722,000 and $495,000, respectively, which are included in “other” operating expense.
General and Administrative Expense. General and administrative expenses increased $4.0 million, or 32.8%, to $16.4 million for the 2024 quarter compared to the 2023 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Professional fees (1)	$7,861	$3,160	$4,701
Office expense	3,401	3,741	(340)
Public company costs	149	175	(26)
Director costs	525	805	(280)
Travel and other expense	4,376	4,177	199
Non-capitalizable - software costs	83	289	(206)
Total general and administrative	$16,395	$12,347	$4,048
________
(1)    The increase in professional fees is primarily due to $2.1 million in fees incurred in the 2024 quarter related to the Company’s initiative to terminate the registration of our common stock as discussed above and an increase in fees of $1.8 million related to the Company’s ongoing strategic initiatives with Stirling and TSGF L.P.
Other. Other operating expense increased $5.6 million, or 97.9%, to $11.2 million for the 2024 quarter compared to the 2023 quarter. The increase in the 2024 quarter was primarily due to an increase of $3.1 million of operating expenses related to our insurance subsidiary Warwick, which was incorporated in December 2023, and an increase of approximately $1.5 million of RED’s operating expenses. Other operating expenses includes cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $8.4 million to $113.4 million during the 2024 quarter compared to $105.0 million for the 2023 quarter primarily due to increased expenses incurred by Remington.
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

	Three Months Ended June 30,
	2024	2023	$ Change
Cost reimbursement revenue	$113,331	$104,956	$8,375
Reimbursed expenses	113,352	104,956	8,396
Net total	$(21)	$—	$(21)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $429,000 and losses of $388,000 for the 2024 quarter and the 2023 quarter, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.
Interest Expense. Interest expense increased $712,000 to $4.1 million during the 2024 quarter compared to $3.4 million for the 2023 quarter. The increase is primarily due to an increase in the balance of the Company’s notes payable under our Credit Facility in the 2024 quarter compared to the 2023 quarter. Interest expense in the 2024 quarter and the 2023 quarter included expense of $3.2 million and $2.6 million, respectively, related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates in the 2024 quarter. The average SOFR rate in the 2024 quarter and the 2023 quarter was 5.32% and 4.97%, respectively. The average Prime Rate in the 2024 quarter and the 2023 quarter was 8.50% and 8.16%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $270,000 and $265,000 for the 2024 quarter and the 2023 quarter, respectively.
Interest Income. Interest income was $567,000 and $440,000 for the 2024 quarter and the 2023 quarter, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2024 quarter.
Other Income (Expense). Other expense was $254,000 and $159,000 in the 2024 quarter and the 2023 quarter, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $1.5 million from $1.2 million of expense in the 2023 quarter to $2.7 million of expense in the 2024 quarter. Current income tax expense decreased by $493,000 from $1.7 million in the 2023 quarter to $1.3 million in the 2024 quarter. Deferred income tax expense increased by $1.9 million from a benefit of $524,000 in the 2023 quarter to expense of $1.4 million in the 2024 quarter. The increase in our total income tax expense for the 2024 quarter is primarily due to an increase in tax liabilities associated with foreign tax expense from our investment in foreign affiliates and the increase in our equity in earnings of REA Holdings. Our current income tax expense decreased while our deferred income tax expense increased significantly in comparison to the 2023 quarter as a result of our ability to utilize certain loss carryforwards in the 2024 quarter along with other deferred tax expense adjustments resulting from equity in earnings and state tax law legislative changes.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated a loss of $285,000 and $214,000 in the 2024 quarter and the 2023 quarter, respectively. See notes 2 and 10 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $46,000 and $133,000 in the 2024 quarter and the 2023 quarter, respectively. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $187,000, or 2.1%, to $9.2 million during the 2024 quarter compared to $9.0 million for the 2023 quarter due to accumulating and compounding dividends incurred in the 2024 quarter related to undeclared Series D Convertible Preferred Stock dividends from the fourth quarter of 2023. See note 11 in our condensed consolidated financial statements.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
REVENUES:
Advisory services fees	$23,457	$24,417	$(960)	(3.9)%
Hotel management fees	26,844	27,065	(221)	(0.8)%
Design and construction fees	14,812	14,534	278	1.9%
Audio visual	92,495	81,706	10,789	13.2%
Other	35,285	20,882	14,403	69.0%
Cost reimbursement revenue	227,641	209,228	18,413	8.8%
Total revenues	420,534	377,832	42,702	11.3%
EXPENSES:
Salaries and benefits	47,432	45,404	(2,028)	(4.5)%
Cost of revenues for design and construction	3,758	6,455	2,697	41.8%
Cost of revenues for audio visual	63,443	57,821	(5,622)	(9.7)%
Depreciation and amortization	12,821	13,990	1,169	8.4%
General and administrative	33,252	22,057	(11,195)	(50.8)%
Other	20,172	11,786	(8,386)	(71.2)%
Reimbursed expenses	227,729	209,154	(18,575)	(8.9)%
Total expenses	408,607	366,667	(41,940)	(11.4)%
OPERATING INCOME (LOSS)	11,927	11,165	762	6.8%
Equity in earnings (loss) of unconsolidated entities	465	(847)	1,312	154.9%
Interest expense	(8,290)	(6,259)	(2,031)	(32.4)%
Amortization of loan costs	(546)	(506)	(40)	(7.9)%
Interest income	1,259	717	542	75.6%
Realized gain (loss) on investments	—	(80)	80	100.0%
Other income (expense)	291	334	(43)	(12.9)%
INCOME (LOSS) BEFORE INCOME TAXES	5,106	4,524	582	12.9%
Income tax (expense) benefit	(5,003)	(1,847)	(3,156)	(170.9)%
NET INCOME (LOSS)	103	2,677	(2,574)	(96.2)%
Net (income) loss from consolidated entities attributable to noncontrolling interests	456	502	(46)	(9.2)%
Net (income) loss attributable to redeemable noncontrolling interests	(138)	(288)	150	52.1%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	421	2,891	(2,470)	(85.4)%
Preferred dividends, declared and undeclared	(18,433)	(18,078)	(355)	(2.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,012)	$(15,187)	$(2,825)	(18.6)%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $2.8 million to a $18.0 million loss for the six months ended June 30, 2024 (the “2024 period”) compared to a $15.2 million loss for the six months ended June 30, 2023 (the “2023 period”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $42.7 million, or 11.3%, to $420.5 million for the 2024 period compared to the 2023 period due to the following (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$23,064	$24,025	$(961)	(4.0)%
Incentive advisory fees (2)	134	134	—	—%
Other advisory revenue (3)	259	258	1	0.4%
Total advisory services fees revenue	23,457	24,417	(960)	(3.9)%

Hotel management fees:
Base management fees	19,547	19,398	149	0.8%
Incentive management fees	2,275	3,041	(766)	(25.2)%
Other management fees	5,022	4,626	396	8.6%
Total hotel management fees revenue (4)	26,844	27,065	(221)	(0.8)%

Design and construction fees revenue (5)	14,812	14,534	278	1.9%

Audio visual revenue (6)	92,495	81,706	10,789	13.2%

Other revenue:
Watersports, ferry and excursion services (7)	23,632	17,422	6,210	35.6%
Debt placement and related fees (8)	3,228	1,411	1,817	128.8%
Premiums earned (9)	6,069	—	6,069
Cash management fees (10)	51	179	(128)	(71.5)%
Other services (11)	2,305	1,870	435	23.3%
Total other revenue	35,285	20,882	14,403	69.0%

Cost reimbursement revenue (12)	227,641	209,228	18,413	8.8%

Total revenues	$420,534	$377,832	$42,702	11.3%

REVENUES BY SEGMENT (13)
Advisory	$39,338	$41,178	$(1,840)	(4.5)%
Remington	229,985	207,642	22,343	10.8%
Premier	21,288	20,175	1,113	5.5%
INSPIRE	92,624	81,812	10,812	13.2%
RED	23,725	17,468	6,257	35.8%
OpenKey	722	811	(89)	(11.0)%
Corporate and other	12,852	8,746	4,106	46.9%
Total revenues	$420,534	$377,832	$42,702	11.3%
________
(1)The decrease in base advisory fees is primarily due to lower revenue of $316,000 and $645,000 from Ashford Trust and Braemar, respectively. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)Incentive advisory fees for the 2024 period and the 2023 period includes the pro rata portion of the third year and second year installment, respectively, of the 2022 Braemar incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return for Ashford Trust and Braemar did not meet the relevant incentive fee thresholds during the 2023 measurement period.

(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our condensed consolidated balance sheets and is being recognized evenly over the initial 10-year term of the agreement.
(4)    The decrease in hotel management fees revenue is primarily due to a decrease of $925,000 of incentive management fees from Ashford Trust partially offset by an increase of other management fees from third parties of $396,000. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
(5)    Design and construction fee revenue in the 2024 period includes $3.6 million of revenue that resulted from changes in the timing in which design and construction fees are paid by Ashford Trust and Braemar under the Premier Agreements. See note 3 in our condensed consolidated financial statements.
(6)    The $10.8 million increase in audio visual revenue is primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
(7)    The $6.2 million increase in watersports, ferry and excursion services revenue is due to an increase of $1.4 million as a result of the timing of RED’s acquisition of Alii Nui in March of 2023 and increases of $5.2 million and $333,000 in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $686,000 from RED’s operations in the continental U.S.
(8)    The increase in debt placement and related fee revenue is due to higher revenue of $928,000 from Ashford Trust and higher revenue of $889,000 from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
(9)    Premiums earned is recognized by our insurance subsidiary, Warwick, from insurance premiums related primarily to general liability, workers’ compensation and business automobile contracts incurred on behalf of our clients Ashford Trust, Braemar and third-party clients and their respective management companies. Warwick was incorporated in December 2023.
(10)    Cash management fees include revenue earned by providing active management and investment of Ashford Trust and Braemar’s excess cash in short-term U.S. Treasury securities.
(11)    Other services revenue relates to other hotel services provided by our consolidated subsidiaries, OpenKey and Pure Wellness, to Ashford Trust, Braemar and third parties.
(12)    The increase in cost reimbursement revenue in the 2024 period is primarily due to an increase in Remington’s cost reimbursement revenue of $22.6 million from an increase in Remington’s operations. The increase was partially offset by a $4.3 million decrease in Ashford Securities’ cost reimbursement revenue in the 2024 period as a result of the Company reimbursing Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(13)    See note 16 in our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $2.0 million, or 4.5%, to $47.4 million for the 2024 period compared to the 2023 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Salaries and benefits:
Salary expense (1)	$28,348	$26,856	$1,492
Bonus expense (2)	7,585	9,314	(1,729)
Benefits related expenses (1)	9,813	9,080	733
Total salary, bonus, and benefits related expenses	45,746	45,250	496
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	65	64	1
Employee equity grant expense	909	880	29
Total equity-based compensation	974	944	30
Non-cash (gain) loss in deferred compensation plan (3)	712	(790)	1,502
Total salaries and benefits	$47,432	$45,404	$2,028
________
(1)    The increase in salary expense and benefits related expenses is primarily due to increased headcount at our INSPIRE and RED subsidiaries as their respective operations increased in the 2024 period compared to the 2023 period.
(2)    The decrease in bonus expense is primarily due to a reduction to the Company’s bonus accrual in the 2024 period.
(3)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the 2024 period and the gain in the 2023 period are primarily attributable to increases and decreases, respectively, in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 13 in our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $2.7 million, or 41.8% to $3.8 million during the 2024 period compared to $6.5 million for the 2023 period due to decreases in capital expenditures from Ashford Trust and Braemar in the 2024 period.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $5.6 million, or 9.7%, to $63.4 million during the 2024 period compared to $57.8 million for the 2023 period, primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.2 million, or 8.4%, to $12.8 million for the 2024 period compared to the 2023 period. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement. Depreciation and amortization expense for the 2024 period and the 2023 period excludes depreciation expense related to audio visual equipment of $2.8 million and $2.3 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2024 period and the 2023 period related to marine vessels in the amount of $1.4 million and $908,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $11.2 million, or 50.8%, to $33.3 million for the 2024 period compared to the 2023 period. The change in general and administrative expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Professional fees (1)	$16,211	$5,871	$10,340
Office expense	7,059	6,945	114
Public company costs	329	313	16
Director costs	860	1,081	(221)
Travel and other expense (2)	8,438	7,324	1,114
Non-capitalizable - software costs	355	523	(168)
Total general and administrative	$33,252	$22,057	$11,195
________
(1)    The increase in professional fees in the 2024 period is primarily due to $3.2 million in fees incurred in the 2024 period related to the Company’s initiative to terminate the registration of our common stock as discussed above, an increase in fees of $2.9 million related to the Company’s ongoing strategic initiatives with Stirling and TSGF L.P. and $2.5 million of expense the Company paid to reimburse Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(2)    The increase in travel and other expense is primarily due to increases in the Company’s business travel, insurance and other related expenses for our products and services companies in the 2024 period.
Other. Other operating expense increased $8.4 million, or 71.2%, to $20.2 million for the 2024 period compared to the 2023 period. The increase in the 2024 period was primarily due to an increase of $5.5 million of operating expenses related to our insurance subsidiary Warwick, which was incorporated in December 2023, and an increase of approximately $3.4 million of RED’s operating expenses. Other operating expenses for the 2023 period includes a loss on the sale of FF&E previously leased to Ashford Trust of $1.0 million under the Ashford Trust ERFP agreement. Other operating expenses includes the cost of goods sold, royalties and operating expenses associated with OpenKey and Pure Wellness.
Reimbursed Expenses. Reimbursed expenses increased $18.6 million to $227.7 million during the 2024 period compared to $209.2 million for the 2023 period primarily due to increased expenses incurred by Remington.
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

	Six Months Ended June 30,
	2024	2023	$ Change
Cost reimbursement revenue	$227,641	$209,228	$18,413
Reimbursed expenses	227,729	209,154	18,575
Net total	$(88)	$74	$(162)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $465,000 and losses of $847,000 for the 2024 period and the 2023 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.

Interest Expense. Interest expense increased $2.0 million to $8.3 million during the 2024 period compared to $6.3 million for the 2023 period. The increase is primarily due to an increase in the balance of the Company’s notes payable under our Credit Facility in the 2024 period compared to the 2023 period. Interest expense in the 2024 period and the 2023 period included expense of $6.4 million and $4.9 million, respectively, related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates during the 2024 period. The average SOFR rates in the 2024 period and the 2023 period were 5.32% and 4.73%. The average Prime Rates in the 2024 period and the 2023 period were 8.50% and 7.93%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $546,000 and $506,000 for the 2024 period and the 2023 period, respectively. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Interest Income. Interest income was $1.3 million and $717,000 for the 2024 period and the 2023 period, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2024 period.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 and $80,000 for the 2024 period and the 2023 period, respectively. The realized loss on investments for the 2023 period primarily related to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 7 in our condensed consolidated financial statements.
Other Income (Expense). Other income was $291,000 and $334,000 in the 2024 period and the 2023 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $3.2 million from $1.8 million in expense in the 2023 period to $5.0 million in expense in the 2024 period. Current income tax expense decreased by $1.2 million from $3.2 million in the 2023 period to $2.0 million in the 2024 period. Deferred income tax expense increased by $4.3 million from a benefit of $1.3 million in the 2023 period to expense of $3.0 million in the 2024 period. The increase in our total income tax expense for the 2024 period is primarily due to an increase in tax liabilities associated with foreign tax expense from our investment in foreign affiliates and the increase in our equity in earnings of REA Holdings. Our current income tax expense decreased while our deferred income tax expense increased significantly in comparison to the 2023 period period as a result of our ability to utilize certain loss carryforwards in the 2024 period along with other deferred tax expense adjustments resulting from equity in earnings and state tax law legislative changes.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated a loss of $456,000 in the 2024 period and $502,000 in the 2023 period. See notes 2 and 10 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $138,000 and $288,000 in the 2024 period and the 2023 period, respectively. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $355,000 to $18.4 million during the 2024 period compared to $18.1 million for the 2023 period primarily due to compounding dividends incurred in the 2024 period related to undeclared Series D Convertible Preferred Stock dividends from the fourth quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements consist primarily of funds necessary to pay for operating expenses primarily attributable to paying our employees, investments and other capital expenditures to grow our businesses, interest and principal payments on our Credit Facility and our subsidiaries’ borrowings and dividends on the Series D Convertible Preferred Stock. We expect to meet our liquidity requirements generally through net cash provided by operations, existing cash balances and borrowings under our Credit Facility or other loans, which we believe will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses.
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
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of June 30, 2024, the Company was in compliance with all covenants or other requirements related to the Credit Agreement and was in compliance with all covenants or other requirements related to debt held by our subsidiaries. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the BSBY Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. As of June 30, 2024, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $4.0 million and $950,000, respectively.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $41.9 million and $39.8 million as of June 30, 2024 and December 31, 2023, respectively. For further discussion see note 5 in our condensed consolidated financial statements.
Preferred Stock Dividends—As of June 30, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $38.2 million, which relates to the second quarter of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On April 14, 2024, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2024.

All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $38.2 million and $28.5 million at June 30, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
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
Sources and Uses of Cash
As of June 30, 2024 and December 31, 2023, we had $56.3 million and $52.1 million of cash and cash equivalents, respectively, and $19.5 million and $23.2 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC and Ashford Services and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in insured cash sweep accounts, which are fully insured by the FDIC. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest and principal payments and strategic acquisitions to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $17.2 million for the six months ended June 30, 2024 compared to net cash flows provided by operating activities of $2.6 million for the six months ended June 30, 2023. The increase in cash flows from operating activities were primarily due to the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.

Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2024, net cash flows used in investing activities were $13.3 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $9.9 million, cash paid for TSGF L.P.’s investment of $4.0 million, cash paid for asset acquisitions of $268,000 and payments totaling $214,000 to acquire the remaining noncontrolling interest in Pure Wellness. These were offset by cash inflows of $948,000 in proceeds received from the sale of FF&E and $192,000 in proceeds from the repayment of a note receivable.
For the six months ended June 30, 2023, net cash flows used in investing activities were $18.1 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $12.0 million, net cash paid to acquire Alii Nui of $6.7 million and issuance of notes receivable of $1.3 million. These were offset by cash inflows of $1.0 million from proceeds from the repayment of a note receivable and $849,000 from the asset acquisition of RHC.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2024, net cash flows used in financing activities were $3.3 million. These cash flows consisted of $21.6 million of payments on revolving credit facilities, $8.7 million of dividend payments on the Series D Convertible Preferred Stock, $2.6 million of payments on notes payable, $251,000 of payments on finance leases, $172,000 of distributions to noncontrolling interests and $100,000 of payments of contingent consideration from our acquisition of Alii Nui in the first quarter of 2023. These were offset by $23.6 million of proceeds from borrowings on revolving credit facilities, $4.4 million of cash contributions from investors purchasing equity in our consolidated subsidiary TSGF L.P. and $2.1 million of proceeds from borrowings on notes payable.
For the six months ended June 30, 2023, net cash flows provided by financing activities were $2.6 million. These cash flows consisted of $21.6 million of proceeds from borrowings on notes payable, $12.0 million of which related to the Company’s Credit Agreement, and $1.7 million of net borrowings on revolving credit facilities. These were offset by $17.4 million of dividend payments on the Series D Convertible Preferred Stock, $2.1 million of payments on notes payable, purchases of $359,000 of treasury stock, $344,000 of distributions to noncontrolling interests, $329,000 of loan cost payments and $207,000 of payments on finance leases.
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
Interest Rate Risk—At June 30, 2024, our total indebtedness of $143.0 million included $134.9 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rates on the outstanding balance of variable-rate debt at June 30, 2024 would be approximately $1.3 million annually. Interest rate changes have no impact on the remaining $8.1 million of fixed rate debt.

The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. INSPIRE has operations in both Mexico and the Dominican Republic and Remington has operations in both Mexico and Costa Rica. Therefore, we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. RED’s operations outside of the U.S. are primarily transacted in U.S. dollars, which is the official currency of the Turks and Caicos Islands.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
As disclosed in our Annual Form 10-K for the year ended December 31, 2023, a material weakness was identified during the Company’s financial statement close process for the fourth quarter of 2023 and preparation of the 2023 Form 10-K solely as it pertains to the Company’s new insurance subsidiary, Warwick, that was formed in December 2023, and more specifically solely related to management’s review controls over evaluating whether the revenue and expense from the one-time transfer of the casualty insurance loss portfolio to Warwick should eliminate in consolidation. To remediate this material weakness, during the first and second quarters of 2024, we added procedures to our review controls related to the accounting for the elimination in consolidation of Warwick’s revenue and expense to ensure that our consolidated financial statements as of and for the three and six months ended June 30, 2024 are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management’s newly designed and implemented controls have been in place and operated for a sufficient period of time, and management has concluded, through testing, that these controls are effective.
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than progress made towards the remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint which is currently pending before the Court. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Other than as set forth below, as of June 30, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 and a definitive proxy statement to stockholders to effect a reverse and forward stock split as part of a plan to deregister the Company’s common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company, without the Company’s stockholders having the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
On April 1, 2024, the Board, upon the recommendation of a Special Committee of the Board consisting entirely of independent and disinterested directors, approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s shares of common stock, in conjunction with terminating the Company’s public company reporting obligations and delisting the Company’s common stock from the NYSE American, subject to obtaining the requisite approval of the reverse stock split by the Company’s stockholders at the Special Meeting.
At the Special Meeting held on July 22, 2024, the Company’s stockholders approved proposals necessary to implement the Transaction (as defined below) as part of the Company’s plan to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American. At the Special Meeting, the Company’s stockholders voted to effect the Reverse Stock Split, which was immediately followed by the Forward Stock Split.
The Reverse Stock Split and the Forward Stock Split were effected on July 29, 2024 at 5:01 p.m. Eastern Time and 5:02 p.m. Eastern Time, respectively. As a result of the Transaction, each stockholder owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split received $5.00 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split, and such stockholders are no longer stockholders of the Company. Stockholders owning 10,000 or more shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any, and will instead remain stockholders in the Company holding, as a result of the Forward Stock Split, the same number of shares of common stock as such stockholders held immediately before the effective time of the Reverse Stock Split.
The intended effect of the Transaction is to reduce the number of record holders of the Company’s common stock to fewer than 300 so that the Company will be eligible to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American.
Following the Transaction, we currently intend to continue to have our financial statements audited by a public accounting firm, but we do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company. The Company expects that the deregistration of its common stock under the Exchange Act would eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings will be approximately $2.5 million per year, including ongoing expenses for compliance with the Sarbanes-Oxley Act, and other accounting, legal, printing and other miscellaneous costs associated with being a publicly traded company.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	1,131	(2)	$4.84	(3)	—	$20,000,000
May 1 to May 31	1,509	(2)	$—		—	$20,000,000
June 1 to June 30	504	(2)	$—		—	$20,000,000
Total	3,144		$4.84		—
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended June 30, 2024.
(2) There is no cost associated with the forfeiture of 988, 1,509 and 504 restricted shares of our common stock in April, May and June, respectively.
(3) Includes 143 restricted shares that were withheld to cover tax-withholding requirements in April related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stock incentive plan.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of June 30, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $38.2 million, which relates to the second quarter of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $38.2 million and $28.5 million at June 30, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock accrues cumulative preferred dividends at the rate of 7.28% per annum and will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On April 14, 2024, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2024.
See note 11 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Limited Waiver Under Advisory Agreement
The Company, Ashford LLC (together with the Company, the “Advisor”), Braemar, Braemar OP and Braemar TRS Corporation are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Braemar Advisory Agreement”).
On August 8, 2024, the parties to the Braemar Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of Braemar’s mortgage loan (the “Loan”) that is secured by four hotel properties – The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront (the “Hotel Properties”) – (such date, the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Braemar Advisory Agreement that would permit the Advisor to terminate the Braemar Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of Braemar to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, Braemar may request the Advisor agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if the Advisor agrees to such amendment, the Advisor shall not be entitled to any further consideration in respect thereof;
(iii) If the members of the Board of Directors of Braemar (the “Braemar Board”) change such that members who constitute the Braemar Board as of August 8, 2024 (the “Braemar Incumbent Board”) no longer constitute at least a majority of the Braemar Board (other than those whose election to the Braemar Board is approved or recommended to stockholders of Braemar by a vote of at least a majority of the Braemar Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by Braemar to the Advisor as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by the Advisor in the Waiver Agreement, Braemar agrees to pay the Advisor an amount equal to the Advisor’s obligation under the Advisor’s current employment agreement with Richard J. Stockton, Braemar’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by the Advisor to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
Amendment No. 1 to Third Amended and Restated Advisory Agreement
The Advisor, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Ashford Trust Advisory Agreement”).
On August 8, 2024, the parties to the Ashford Trust Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the Ashford Trust Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Ashford Trust Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.
The foregoing description of the Waiver Agreement and the Amendment does not purport to be complete and is subject to and qualified in its entirety by the full text of the Waiver Agreement and the Amendment, copies of which are attached hereto as Exhibit 10.7 and Exhibit 10.1.1, respectively, and incorporated herein by reference.

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
3.10
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

10.1
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 15, 2024) (File No. 001-36400)

10.1.1*
Amendment No. 1 to Third Amended and Restated Advisory Agreement, dated as of August 8, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC

10.2
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.73 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.3
Amended and Restated Master Project Management Agreement, dated March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Premier Project Management LLC (incorporated by reference to Exhibit 10.74 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.4
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.75 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.5
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.76 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.6†
Separation/Consulting Agreement, dated as of June 30, 2024, by and among J. Robison Hays, III, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 3, 2024) (File No. 001-36400)

10.7*
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	August 13, 2024	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 13, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer