Form 10-Q
period 2024-09-30
Ashford Inc.
filed 2024-11-13
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share	1,738,597
(Class)	Outstanding at November 11, 2024

ASHFORD INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents ($9,126 and $7,574, respectively, attributable to VIEs)	$63,636	$52,054
Restricted cash	16,233	23,216
Restricted investment	170	128
Accounts receivable, net of allowance for credit losses of $3,684 and $2,090, respectively ($57 and $693, respectively, attributable to VIEs)	24,075	26,945
Due from affiliates	468	41
Due from Ashford Trust ($108 and $326, respectively, attributable to VIEs)	723	18,933
Due from Braemar ($13 and $24, respectively, attributable to VIEs)	3,552	714
Inventories ($145 and $386, respectively, attributable to VIEs)	2,593	2,481
Prepaid expenses and other assets ($559 and $530, respectively, attributable to VIEs)	16,852	16,418
Total current assets	128,302	140,930
Investments ($10,011 and $5,000, respectively, reported at fair value and attributable to VIEs)	14,397	9,265
Property and equipment, net ($435 and $707, respectively, attributable to VIEs)	62,100	56,852
Operating lease right-of-use assets	19,665	21,193
Deferred tax assets, net	3,231	4,358
Goodwill	61,013	61,013
Intangible assets, net	193,780	210,095
Other assets, net	1,359	1,101
Total assets	$483,847	$504,807
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses ($1,421 and $1,919, respectively, attributable to VIEs)	$44,302	$54,837
Dividends payable	47,794	28,508
Deferred income ($201 and $210, respectively, attributable to VIEs)	4,781	11,963
Deferred compensation plan	454	—
Notes payable, net ($316 and $387, respectively, attributable to VIEs)	4,575	4,387
Finance lease liabilities	285	437
Operating lease liabilities	4,348	4,160
Claims liabilities and other	34,388	31,112
Total current liabilities	140,927	135,404
Deferred income ($0 and $1,192, respectively, attributable to VIEs)	9,142	6,415
Deferred tax liability, net	30,987	29,517
Deferred compensation plan	1,185	891
Notes payable, net	135,142	132,579
Finance lease liabilities	2,786	2,832
Operating lease liabilities	17,146	19,174
Other liabilities	1,482	2,590
Total liabilities	338,797	329,402
Commitments and contingencies (note 9)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	478,000	478,000
Redeemable noncontrolling interests	2,128	1,972
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 2,109,799 and 3,317,786 shares issued and 2,109,799 and 3,212,312 shares outstanding at September 30, 2024 and December 31, 2023, respectively	2	3
Additional paid-in capital	291,817	299,304
Accumulated deficit	(640,506)	(609,312)
Accumulated other comprehensive income (loss)	(247)	(213)
Treasury stock, at cost, 0 and 105,474 shares at September 30, 2024 and December 31, 2023, respectively	—	(1,354)
Total equity (deficit) of the Company	(348,934)	(311,572)
Noncontrolling interests in consolidated entities	13,856	7,005
Total equity (deficit)	(335,078)	(304,567)
Total liabilities, mezzanine equity and equity (deficit)	$483,847	$504,807
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Advisory services fees	$12,010	$11,712	$35,467	$36,129
Hotel management fees	12,350	12,391	39,194	39,456
Design and construction fees	6,191	7,430	21,003	21,964
Audio visual	34,360	30,641	126,855	112,347
Other	15,491	11,175	50,776	32,057
Cost reimbursement revenue	110,710	107,866	338,351	317,094
Total revenues	191,112	181,215	611,646	559,047
EXPENSES:
Salaries and benefits	23,459	22,728	70,891	68,132
Cost of revenues for design and construction	2,152	2,975	5,910	9,430
Cost of revenues for audio visual	25,946	23,876	89,389	81,697
Depreciation and amortization	6,494	7,084	19,315	21,074
General and administrative	14,139	10,702	47,391	32,759
Other	7,597	5,377	27,769	17,163
Reimbursed expenses	110,753	107,869	338,482	317,023
Total expenses	190,540	180,611	599,147	547,278
OPERATING INCOME (LOSS)	572	604	12,499	11,769
Equity in earnings (loss) of unconsolidated entities	(43)	(327)	422	(1,174)
Interest expense	(4,226)	(3,650)	(12,516)	(9,909)
Amortization of loan costs	(277)	(269)	(823)	(775)
Interest income	719	522	1,978	1,239
Realized gain (loss) on investments	—	(80)	—	(160)
Other income (expense)	1,102	(75)	1,393	259
INCOME (LOSS) BEFORE INCOME TAXES	(2,153)	(3,275)	2,953	1,249
Income tax (expense) benefit	(1,615)	205	(6,618)	(1,642)
NET INCOME (LOSS)	(3,768)	(3,070)	(3,665)	(393)
Net (income) loss from consolidated entities attributable to noncontrolling interests	(25)	190	431	692
Net (income) loss attributable to redeemable noncontrolling interests	42	(111)	(96)	(399)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(3,751)	(2,991)	(3,330)	(100)
Preferred dividends, declared and undeclared	(9,382)	(9,054)	(27,815)	(27,132)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,133)	$(12,045)	$(31,145)	$(27,232)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(5.71)	$(3.87)	$(10.84)	$(8.88)
Weighted average common shares outstanding - basic	2,301	3,116	2,873	3,065
Diluted:
Net income (loss) attributable to common stockholders	$(5.71)	$(3.87)	$(10.84)	$(9.18)
Weighted average common shares outstanding - diluted	2,301	3,116	2,873	3,130
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(3,768)	$(3,070)	$(3,665)	$(393)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(131)	29	(34)	(108)
COMPREHENSIVE INCOME (LOSS)	(3,899)	(3,041)	(3,699)	(501)
Comprehensive (income) loss attributable to noncontrolling interests	(25)	190	431	692
Comprehensive (income) loss attributable to redeemable noncontrolling interests	42	(111)	(96)	(399)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(3,882)	$(2,962)	$(3,364)	$(208)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2024	3,439	$4	$299,504	$(627,357)	$(116)	(133)	$(1,433)	$11,423	$(317,975)	19,120	$478,000	$2,215
Repurchases and retirement of common stock	(1,372)	(1)	(6,850)	—	—	—	—	—	(6,851)	—	—	—
Retirement of treasury stock	—	—	(1,435)	—	—	133	1,435	—	—	—	—	—
Equity-based compensation	43	(1)	641	—	—	—	—	—	640	—	—	111
Forfeiture of restricted common stock	—	—	3	—	—	—	(3)	—	—	—	—	—
Withholding of restricted common stock upon vestings	—	—	—	—	—	—	1	—	1	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,382)	—	—	—	—	(9,382)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	44	44	—	—	—
Contributions from noncontrolling interests	—	—	(46)	—	—	—	—	2,364	2,318	—	—	—
Redemption value adjustment	—	—	—	(16)	—	—	—	—	(16)	—	—	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	(131)	—	—	—	(131)	—	—	—
Net income (loss)	—	—	—	(3,751)	—	—	—	25	(3,726)	—	—	(42)
Balance at September 30, 2024	2,110	$2	$291,817	$(640,506)	$(247)	—	$—	$13,856	$(335,078)	19,120	$478,000	$2,128

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2023	3,212	$3	$299,304	$(609,312)	$(213)	(105)	$(1,354)	$7,005	$(304,567)	19,120	$478,000	$1,972
Repurchases and retirement of common stock	(1,372)	(1)	(6,850)	—	—	—	—	—	(6,851)	—	—	—
Retirement of treasury stock	—	—	(1,435)	—	—	133	1,435	—	—	—	—	—
Equity-based compensation	298	—	1,515	—	—	—	—	—	1,515	—	—	293
Issuance of subsidiary stock to noncontrolling interests	—	—	(354)	—	—	—	—	354	—	—	—	—
Forfeiture of restricted common stock	(4)	—	31	—	—	(4)	(31)	—	—	—	—	—
Withholding of restricted common stock upon vestings	(24)	—	—	—	—	(24)	(50)	—	(50)	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(27,815)	—	—	—	—	(27,815)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(342)	—	—	—	—	172	(170)	—	—	—
Contributions from noncontrolling interests, net of issuance costs	—	—	(52)	—	—	—	—	6,756	6,704	—	—	62
Redemption value adjustment	—	—	—	(49)	—	—	—	—	(49)	—	—	49
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(344)
Foreign currency translation adjustment	—	—	—	—	(34)	—	—	—	(34)	—	—	—
Net income (loss)	—	—	—	(3,330)	—	—	—	(431)	(3,761)	—	—	96
Balance at September 30, 2024	2,110	$2	$291,817	$(640,506)	$(247)	—	$—	$13,856	$(335,078)	19,120	$478,000	$2,128

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at June 30, 2023	3,214	$3	$299,039	$(583,673)	$(59)	(103)	$(1,324)	$(336)	$(286,350)	19,120	$478,000	$1,726
Equity-based compensation	—	—	365	—	—	—	—	—	365	—	—	100
Forfeiture of restricted common stock	—	—	7	—	—	—	(7)	—	—	—	—	—
Asset acquisition of TSGF L.P.	—	—	—	—	—	—	—	2,413	2,413	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(9,054)	—	—	—	—	(9,054)	—	—	—
Employee advances	—	—	(3)	—	—	—	—	—	(3)	—	—	—
Contributions from noncontrolling interests	—	—	(43)	—	—	—	—	161	118	—	—	—
Redemption value adjustment	—	—	—	1	—	—	—	—	1	—	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	29	—	—	—	29	—	—	—
Net income (loss)	—	—	—	(2,991)	—	—	—	(190)	(3,181)	—	—	111
Balance at September 30, 2023	3,214	$3	$299,365	$(595,717)	$(30)	(103)	$(1,331)	$2,048	$(295,662)	19,120	$478,000	$1,764

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614
Equity-based compensation	136	—	1,686	—	—	—	—	(1)	1,685	—	—	264
Forfeiture of restricted common stock	(1)	—	25	—	—	(1)	(25)	—	—	—	—	—
Withholding of restricted common stock upon vestings	(31)	—	—	—	—	(31)	(359)	—	(359)	—	—	—
Asset acquisition of TSGF L.P.	—	—	—	—	—	—	—	2,413	2,413	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(27,132)	—	—	—	—	(27,132)	—	—	—
Employee advances	—	—	(18)	—	—	—	—	—	(18)	—	—	—
Contributions from noncontrolling interests	—	—	(43)	—	—	—	—	161	118	—	—	—
Redemption value adjustment	—	—	—	(3)	—	—	—	—	(3)	—	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(516)
Foreign currency translation adjustment	—	—	—	—	(108)	—	—	—	(108)	—	—	—
Net income (loss)	—	—	—	(100)	—	—	—	(692)	(792)	—	—	399
Balance at September 30, 2023	3,214	$3	$299,365	$(595,717)	$(30)	(103)	$(1,331)	$2,048	$(295,662)	19,120	$478,000	$1,764
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(3,665)	$(393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,842	26,231
Change in fair value of deferred compensation plan	737	(1,479)
Equity-based compensation	1,908	1,944
Equity in (earnings) loss in unconsolidated entities	(422)	1,174
Deferred tax expense (benefit)	2,597	(1,826)
Change in fair value of contingent consideration	(1,038)	430
(Gain) loss on disposal of assets	263	1,032
Amortization of other assets	—	166
Amortization of loan costs	823	775
Realized loss on investment	—	160
Other (gain) loss	1,306	743
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	1,083	(13,694)
Due from affiliates	(427)	(112)
Due from Ashford Trust	17,580	(7,625)
Due from Braemar	(2,865)	11,828
Inventories	(214)	(368)
Prepaid expenses and other	(771)	(1,055)
Investment in unconsolidated entities	300	—
Operating lease right-of-use assets	2,567	2,739
Other assets	(258)	(55)
Accounts payable and accrued expenses	(9,176)	(16,336)
Due to affiliates	—	51
Due to Ashford Trust	—	(747)
Due to Braemar	—	3,533
Claims liabilities and other	3,707	4,946
Operating lease liabilities	(2,879)	(2,912)
Deferred income	(4,455)	728
Net cash provided by (used in) operating activities	32,543	9,878
Cash Flows from Investing Activities
Additions to property and equipment	(16,221)	(17,479)
Proceeds from sale of property and equipment, net	948	24
Restricted cash acquired in asset acquisition of RHC	—	849
Acquisition of Alii Nui, net of cash acquired	—	(6,704)
Asset acquisition of TSGF L.P., net of cash acquired	—	(2,226)
Investments	(4,556)	—
Asset acquisition	(268)	—
Acquisition of noncontrolling interest in consolidated subsidiaries	(214)	—
Purchase of common stock of related parties	(64)	—
Proceeds from note receivable	337	1,000
Issuance of notes receivable	—	(1,269)
Net cash provided by (used in) investing activities	(20,038)	(25,805)

	Nine Months Ended September 30,
	2024	2023

Cash Flows from Financing Activities
Repurchase of common stock	(6,851)	—
Payments for dividends on preferred stock	(8,700)	(26,099)
Payments on revolving credit facilities	(31,479)	(17,516)
Borrowings on revolving credit facilities	34,011	17,982
Proceeds from notes payable	2,624	28,739
Payments on notes payable	(3,595)	(2,924)
Payments on finance lease liabilities	(325)	(321)
Payments of loan costs	(35)	(409)
Repurchase of restricted common stock upon vesting	(50)	(359)
Employee advances	—	(18)
Payment of contingent consideration	(100)	—
Contributions from noncontrolling interests, net of issuance costs	6,766	118
Distributions to noncontrolling interests	(172)	(516)
Net cash provided by (used in) financing activities	(7,906)	(1,323)
Effect of foreign exchange rate changes on cash and cash equivalents	—	35
Net change in cash, cash equivalents and restricted cash	4,599	(17,215)
Cash, cash equivalents and restricted cash at beginning of period	75,270	81,448
Cash, cash equivalents and restricted cash at end of period	$79,869	$64,233

Supplemental Cash Flow Information
Interest paid	$12,409	$9,868
Income taxes paid (refunded), net	3,033	7,876
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Alii Nui through issuance of RED Units	$—	$2,000
Acquisition related contingent consideration liability	—	1,000
Capital expenditures accrued but not paid	310	776
Finance lease additions	127	277
Settlement of contingent consideration liability	401	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$52,054	$44,390
Restricted cash at beginning of period	23,216	37,058
Cash, cash equivalents and restricted cash at beginning of period	$75,270	$81,448

Cash and cash equivalents at end of period	$63,636	$28,018
Restricted cash at end of period	16,233	36,215
Cash, cash equivalents and restricted cash at end of period	$79,869	$64,233
See Notes to Condensed Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Inc. (the “Company,” “we,” “us” or “our”), a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Hospitality Trust, Inc. (“Ashford Trust”), Braemar Hotels & Resorts Inc. (“Braemar”), Stirling Hotels & Resorts, Inc. (“Stirling”) and our consolidated subsidiary, Texas Strategic Growth Fund, L.P. (“TSGF L.P.”). We became a public company in November 2014, and our common stock was listed on the NYSE American LLC (“NYSE American”) until the Company delisted its common stock on July 29, 2024. On August 8, the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. The Form 15 became effective on November 6, 2024. The Company expects its reporting obligations will be automatically suspended as of January 1, 2025 pursuant to Rule 15d-6 of the Exchange Act.  The Company intends to file an annual report on Form 10-K for the year ended December 31, 2024.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Ashford Holdings	OpenKey (3)	TSGF L.P. (5)
Ashford Inc. ownership interest	98.05%	76.78%	15.93%
Redeemable noncontrolling interests (1) (2)	1.95%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	84.07%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$2,085	n/a	$42
Redemption value adjustment, year-to-date	49	n/a	n/a
Redemption value adjustment, cumulative	671	n/a	n/a
Carrying value of noncontrolling interests	n/a	(1,250)	15,106

	December 31, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)	TSGF L.P. (5)
Ashford Inc. ownership interest	99.49%	76.78%	70.00%	25.29%
Redeemable noncontrolling interests (1) (2)	0.51%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%	74.71%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,972	n/a	n/a	n/a
Redemption value adjustment, year-to-date	9	n/a	n/a	n/a
Redemption value adjustment, cumulative	622	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	(537)	(127)	7,669
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
Investments—We hold “investments in unconsolidated entities” in our condensed consolidated balance sheets, which are considered to be variable interests or voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our equity method investments for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its fair value is less than the carrying amount of our investment. No such impairment was recorded during the three and nine months ended September 30, 2024 and 2023.
Our subsidiary TSGF L.P. is accounted for as an investment company in accordance with GAAP under Financial Accounting Standards Board (“FASB”) ASC 946. TSGF L.P.’s investments are reflected in “investments” in our condensed consolidated balance sheets at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of “other income (expense)” in our condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price). On May 30, 2024, TSGF L.P. invested a total of $4.0 million in Slate TSGF Fitz II LLC, an entity which constructs and operates multi-family units. The fair value of TSGF L.P.’s investments as of September 30, 2024 and December 31, 2023 were $10.0 million and $5.0 million, respectively. See note 7.
We additionally hold an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at September 30, 2024 and December 31, 2023. We account for the investment at fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the three and nine months ended September 30, 2024 and 2023. In the event that the assumptions used to determine fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	September 30, 2024	December 31, 2023
Carrying value of the investment in REA Holdings	$2,515	$2,370
Ownership interest in REA Holdings	30%	30%
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity in earnings (loss) in unconsolidated entities REA Holdings	$(37)	$(327)	$445	$(1,174)
The Company additionally holds various investments which are individually immaterial that are accounted for under the equity method. As of September 30, 2024 and December 31, 2023, the combined carrying value of these equity method investments was $1.4 million and $1.4 million, respectively.
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
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Advisory:
Insurance claim reserves (1)	$1,731	$18,947

Warwick:
Insurance claim reserves (1)	11,489	—

Remington:
Managed hotel properties’ reserves (2)	1,001	2,508
Insurance claim reserves (3)	2,012	1,761
Total Remington restricted cash	3,013	4,269

Total restricted cash	$16,233	$23,216
________
(1)    Prior to the incorporation of our insurance subsidiary Warwick, Ashford Inc. collected funds from Ashford Trust, Braemar and third-parties. These funds were deposited into restricted cash and were used by Ashford LLC to pay insurance claims. In the third quarter of 2024, the majority of the restricted cash was transferred to Warwick, who underwrites the related casualty insurance policies, with the remaining balance to be transferred subject to certain conditions. The claim liability related to the restricted cash balance is included in “claims liabilities and other” in our condensed consolidated balance sheets.
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due to/from Ashford Trust”, “due to/from Braemar” and “due to/from affiliates” in our condensed consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses” in our condensed consolidated balance sheets.
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in “claims liabilities and other” in our condensed consolidated balance sheets.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services and third-party owned properties managed by Remington. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is maintained at a level adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions and other relevant factors, including specific reserves for certain accounts. As of September 30, 2024 and December 31, 2023, the allowance for doubtful accounts was $3.7 million and $2.1 million, respectively. The increase from December 31, 2023 is primarily due to an increase of $909,000 in Premier’s allowance for doubtful accounts related to a third-party client and other immaterial increases in the period by Remington and INSPIRE related to third-party clients.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Notes Receivable—Notes receivable were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Remington note receivable (1)	$250	$525
Ashford LLC note receivable (2)	1,149	1,082
REA Holdings affiliate (3)	552	845
Other	248	245
Total notes receivable	$2,199	$2,697
________
(1)    Remington holds a note receivable from a third party. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly. As of September 30, 2024 and December 31, 2023, the outstanding principal balance is included in “prepaid expenses and other” in our condensed consolidated balance sheets.
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
Property and Equipment, Net—Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. As of September 30, 2024 and December 31, 2023, property and equipment, net of accumulated depreciation, included ERFP assets, as defined in note 14, of $1.9 million and $1.7 million, audio visual equipment at Inspire Event Technologies Holdings, LLC, our subsidiary doing business as INSPIRE (“INSPIRE”), of $17.4 million and $15.6 million and marine vessels at our subsidiary, RED Hospitality & Leisure LLC (“RED”) of $27.7 million and $25.0 million, respectively.
Claims Liabilities and Other—As of September 30, 2024 and December 31, 2023, claims liabilities and other included reserves in the amount of $28.0 million and $26.8 million, respectively, for Warwick’s liabilities for case-basis estimates of reported losses and incurred but not reported (“IBNR”) losses primarily from general liability and workers’ compensation which are calculated based upon loss projections utilizing industry data. In establishing its liability for losses and loss adjustment expenses, the Company utilizes the findings of an independent consulting actuary. An estimate of ultimate losses and loss expenses is projected at each reporting date. IBNR reserves are derived from the difference between projected ultimate losses and loss expenses incurred. Actuarial methodologies used by the consulting actuary include the Bornhuetter Ferguson, loss development, case reserve development, and pure premium methods. As adjustments to these estimates become necessary, such adjustments are reflected in “other” operating expenses in our condensed consolidated statements of operations.
As of September 30, 2024 and December 31, 2023, claims liabilities and other additionally included $3.3 million and $1.7 million, respectively, relating to reserves for Remington health insurance claims. As of September 30, 2024, claims liabilities and other also included the liabilities for contingent consideration of $499,000 and $1.4 million which were earned by the sellers of Alii Nui and Maui Dive Shop (“Alii Nui”) and Chesapeake Hospitality (“Chesapeake”), respectively. As of December 31, 2023, claims liabilities and other also included the current portion of the contingent consideration liabilities of $1.0 million and $1.3 million from the Company’s acquisitions of Alii Nui and Chesapeake, respectively. See note 7.
Other Liabilities—As of September 30, 2024 and December 31, 2023, other liabilities included the noncurrent portion of the contingent consideration liability of $449,000 and $1.6 million from the Company’s acquisition of Chesapeake, respectively. See note 7. As of September 30, 2024 and December 31, 2023, other liabilities also included an uncertain tax position of $1.0 million and $978,000, respectively.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Recently Issued Accounting Standards—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other requirements, improves disclosures about a public entity’s reportable segments by requiring a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280 in interim periods. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company’s adoption of this ASU will be effective as of December 31, 2024. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU requires consistent categories with greater disaggregation of information in the rate reconciliation and disclosure of income taxes paid be disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables summarizes our consolidated deferred income activity (in thousands):

	Deferred Income
	2024	2023
Balance as of June 30	$14,907	$9,019
Increases to deferred income	6,924	2,687
Recognition of revenue (1)	(7,908)	(3,062)
Balance as of September 30	$13,923	$8,644
________
(1)    Revenue recognized in the three months ended September 30, 2024, includes (a) $2.1 million of revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, as defined in note 14, (b) $1.1 million of audio and visual revenue, (c) $1.1 million of watersports, ferry and excursion services revenue, (d) $2.7 million of premiums earned by Warwick and (e) $908,000 of revenues earned by our other products and services companies. Revenue recognized in the three months ended September 30, 2024 includes $3.2 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2023.
Revenue recognized in the three months ended September 30, 2023 includes (a) $809,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $34,000 of audio visual revenue, (c) $1.2 million of watersports, ferry and excursion services revenue and (d) $1.0 million of revenues earned by our other products and services companies. Revenue recognized in the three months ended September 30, 2023 includes $100,000 which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2022.

	Deferred Income
	2024	2023
Balance as of January 1	$18,378	$7,800
Increases to deferred income	18,950	9,512
Recognition of revenue (1)	(23,405)	(8,668)
Balance as of September 30	$13,923	$8,644
________
(1)    Revenue recognized in the nine months ended September 30, 2024, includes (a) $5.5 million of revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $3.0 million of audio and visual revenue, (c) $4.0 million of watersports, ferry and excursion services revenue, (d) $7.7 million of premiums earned by Warwick and (e) $3.2 million of revenues earned by our other products and services companies. Revenue recognized in the nine months ended September 30, 2024 includes $12.1 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2023.
Revenue recognized in the nine months ended September 30, 2023 includes (a) $629,000 of advisory revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $1.5 million of audio visual revenue, (c) $3.1 million of watersports, ferry and excursion services revenue and (d) $3.4 million of revenues earned by our other products and services companies. Revenue recognized in the nine months ended September 30, 2023 includes $5.0 million which was recorded in deferred income in our condensed consolidated balance sheet as of December 31, 2022.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight-line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. See note 14. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at September 30, 2024 and September 30, 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $24.1 million, $26.1 million and $17.6 million included in “accounts receivable, net” primarily related to our products and services segment, $723,000, $18.9 million and $0 in “due from Ashford Trust,” and $3.6 million, $714,000 and $11.8 million included in “due from Braemar” related to advisory services at September 30, 2024, December 31, 2023 and December 31, 2022, respectively. See notes 2 and 14.
Disaggregated Revenue
Our revenues were comprised of the following for the three and nine months ended September 30, 2024 and 2023 respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory services fees:
Base advisory fees	$11,812	$11,514	$34,876	$35,539
Incentive advisory fees	67	67	201	201
Other advisory revenue	131	131	390	389
Total advisory services fees revenue	12,010	11,712	35,467	36,129

Hotel management fees:
Base fees	9,383	9,159	28,930	28,557
Incentive fees	189	925	2,464	3,966
Other management fees	2,778	2,307	7,800	6,933
Total hotel management fees revenue	12,350	12,391	39,194	39,456

Design and construction fees revenue	6,191	7,430	21,003	21,964

Audio visual revenue	34,360	30,641	126,855	112,347

Other revenue:
Watersports, ferry and excursion services (1)	9,126	8,375	32,758	25,797
Debt placement and related fees (2)	1,802	1,714	5,030	3,125
Premiums earned	3,480	—	9,549	—
Cash management fees (3)	55	34	106	213
Other services (4)	1,028	1,052	3,333	2,922
Total other revenue	15,491	11,175	50,776	32,057

Cost reimbursement revenue	110,710	107,866	338,351	317,094

Total revenues	$191,112	$181,215	$611,646	$559,047

REVENUES BY SEGMENT (5)
Advisory	$18,287	$19,138	$57,625	$60,316
Remington	110,370	106,812	340,355	314,454
Premier	9,859	10,605	31,147	30,780
INSPIRE	34,405	30,694	127,029	112,506
RED	9,157	8,398	32,882	25,866
OpenKey	330	373	1,050	1,184
Corporate and other	8,704	5,195	21,558	13,941
Total revenues	$191,112	$181,215	$611,646	$559,047
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
Geographic Information
Our Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Remington, INSPIRE and RED conduct business both in the United States and internationally. The following table presents revenue from Remington, INSPIRE and RED geographically for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Remington:
Continental United States	$109,814	$106,812	$338,752	$314,454
Costa Rica	367	—	1,284	—
Puerto Rico	144	—	239	—
Mexico	15	—	50	—
Dominican Republic	30	—	30	—
Total Remington revenues	$110,370	$106,812	$340,355	$314,454
INSPIRE:
Continental United States	$28,496	$25,464	$93,088	$81,803
Mexico	4,598	3,465	25,886	23,530
Dominican Republic	1,311	1,765	8,055	7,173
Total INSPIRE revenues	$34,405	$30,694	$127,029	$112,506
RED:
Continental United States	$2,160	$2,668	$6,944	$8,138
Hawaii	1,510	1,460	5,197	3,729
U.S. Virgin Islands	4,320	3,102	16,436	10,026
United Kingdom (Turks and Caicos Islands)	1,167	1,168	4,305	3,973
Total RED revenues	$9,157	$8,398	$32,882	$25,866

Total international revenues (1)	$7,488	$6,398	$39,610	$34,676
_______
(1)    International revenues include revenues earned outside of the United States and U.S. territories.
4. Goodwill and Intangible Assets, net
Goodwill
The carrying amount of goodwill is as follows (in thousands):

	Remington	RED	Corporate and Other (1)	Consolidated
Balance as of September 30, 2024 and December 31, 2023	$56,658	$3,573	$782	$61,013
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Intangible Assets
Intangible assets, net as of September 30, 2024 and December 31, 2023, are as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(59,215)	$55,516	$114,731	$(51,891)	$62,840
Premier management contracts	194,000	(72,872)	121,128	194,000	(64,808)	129,192
INSPIRE customer relationships	9,319	(7,484)	1,835	9,319	(6,645)	2,674
RED boat slip rights	9,618	(1,307)	8,311	9,350	(951)	8,399
	$327,668	$(140,878)	$186,790	$327,400	$(124,295)	$203,105

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks	2,090			2,090
	$6,990			$6,990
________
Amortization expense for definite-lived intangible assets was $5.5 million and $16.6 million for the three and nine months ended September 30, 2024, respectively. Amortization expense for definite-lived intangible assets was $6.1 million and $18.2 million for the three and nine months ended September 30, 2023, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	September 30, 2024	December 31, 2023
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$100,000	$100,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	1,031	1,234
Note payable (5) (17)	OpenKey	On demand	15.00%	316	237
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	Daily Adjusted Term SOFR (2) + 2.75%	16,440	18,500
Revolving credit facility (5) (7) (10)	INSPIRE	March 24, 2028	Daily Adjusted Term SOFR (2) + 2.75%	2,532	—
Equipment note (5) (7) (10)	INSPIRE	March 24, 2028	Daily Adjusted Term SOFR (2) + 2.75%	2,875	3,400
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	150	150
Term loan (5) (8) (13)	RED	July 18, 2029	Prime Rate (4) + 0.50%	1,468	1,537
Term loan (5) (8)	RED	April 16, 2024	9.00%	—	60
Term loan (5) (8) (14)	RED	August 5, 2029	Prime Rate (4) + 2.00%	754	800
Term loan (5) (8)	RED	August 5, 2029	Prime Rate (4) + 2.00%	1,710	1,830
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,403	2,672
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	1,624	1,645
Term loan (5) (8) (18)	RED	March 17, 2033	Prime Rate (4) + 1.50%	2,279	2,336
Term loan (5) (8) (20)	RED	May 19, 2033	Prime Rate (4) + 1.00%	591	622
Term loan (5) (8) (23)	RED	June 25, 2029	Prime Rate (4) + 1.00%	314	—
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,412	1,448
Draw term loan (5) (8) (15)	RED	March 17, 2032	5.00%	1,449	1,043
Draw term loan (5) (8) (16)	RED	Various (16)	Prime Rate (4) + 1.00%	1,316	1,386
Draw term loan (5) (8) (21)	RED	February 5, 2029	Prime Rate (4) + 1.25%	503	168
Draw term loan (5) (8) (22)	RED	February 9, 2034	Prime Rate (4) + 0.50%	1,455	—
RED Units (5) (19)	RED	See footnote (19)	6.50%	2,401	2,000
Total notes payable				143,023	141,068
Deferred loan costs, net				(2,216)	(2,723)
Original issue discount, net (9)				(1,090)	(1,379)
Notes payable, net of deferred loan costs				139,717	136,966
Less current portion				(4,575)	(4,387)
Total notes payable, net - non-current				$135,142	$132,579
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Term SOFR Rate is the one-month forward-looking SOFR rate plus 0.10%. The Daily Adjusting Term SOFR Rate was 4.95% at September 30, 2024.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 4.88% and 5.38% at September 30, 2024 and December 31, 2023, respectively.
(4)     The Prime Rate was 8.00% and 8.50% at September 30, 2024 and December 31, 2023, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility and equipment note are collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $10.8 million and $8.3 million as of September 30, 2024 and December 31, 2023, respectively. INSPIRE’s Term Note is collateralized by substantially all of the assets of INSPIRE.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $22.9 million and $20.6 million as of September 30, 2024 and December 31, 2023, respectively.
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. Undrawn balances of the Credit Facility were subject to an unused fee of 1.0% during the first 24 months of the term, payable on the last business day of each month. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of September 30, 2024, no unused amounts remained under the Credit Facility.
(10)    On March 24, 2023, INSPIRE amended its credit agreement (the “INSPIRE Amendment”). The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s revolving credit facility from $3.0 million to $6.0 million, provides for a $20.0 million term note and an equipment note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the Daily Adjusting SOFR Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. On July 11, 2024, the INSPIRE Amendment was amended to increase the maximum amount available under the equipment note from $4.0 million to $7.0 million. As of September 30, 2024, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $3.5 million and $4.1 million, respectively.
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
(12)    As of September 30, 2024, the amount unused under Pure Wellness’s revolving credit facility was $100,000.
(13)    On July 18, 2019, RED entered into a term loan of $1.7 million. The interest rate for the term loan was 6.0% for the first five years. After five years, the interest rate is equal to the Prime Rate plus 0.5% with a floor of 6.0%.
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
(16)    On September 15, 2022, RED entered into a closed-end non-revolving line of credit for $1.5 million that converted into an individual term loan each time RED draws upon the facility. As of September 30, 2024, RED had drawn the full amount allowed under the line of credit. Maturity dates for amounts drawn under the facility are November 30, 2027, December 28, 2027 and January 20, 2028.
(17)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000. As of September 30, 2024, the remaining unused loan balance was $79,000.
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
(22)    On February 9, 2024, RED entered into a draw term loan with Centennial Bank with a maximum draw of $1.6 million. As of September 30, 2024, the amount unused under RED’s draw term loan was $155,000.
(23)    On June 25, 2024, RED entered into a term loan with Centennial Bank for a new vessel. RED was required to make monthly principal payments on the term loan starting in June 2024.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of September 30, 2024, the Company was in compliance with all covenants or other requirements related to the Credit Agreement and was in compliance with all covenants or other requirements related to debt held by our subsidiaries.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$19,194	$18,482
Accrued payroll expense	21,383	31,153
Accrued vacation expense	43	2,408
Accrued interest	550	444
Other accrued expenses	3,132	2,350
Total accounts payable and accrued expenses	$44,302	$54,837
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
September 30, 2024
Assets:
Investments	$—		$—	$10,011	(1)	$10,011
Restricted Investment:
Ashford Trust common stock	8	(2)	—	—		8
Braemar common stock	162	(2)	—	—		162
Total	$170		$—	$10,011		$10,181
Liabilities:
Contingent consideration	$—		$—	$(449)	(3)	$(449)
Deferred compensation plan	(1,639)		—	—		(1,639)
Total	$(1,639)		$—	$(449)		$(2,088)
Net	$(1,469)		$—	$9,562		$8,093
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
The following table presents our roll forward of our Level 3 investments (in thousands):

Investments (1)
Balance at December 31, 2023	$5,000
Transfers into Level 3 (2)	3,966
Balance at June 30, 2024	8,966
Transfers into Level 3 (2)	590
Unrealized gains (losses) from fair value adjustments included in earnings	455
Balance at September 30, 2024	$10,011
__________________
(1) TSGF L.P.’s investments are measured at fair value at each reporting period. The Company utilizes the market value approach when determining the fair value of its investments made within one year of the investment date. The Company measures its remaining investments at fair value using a discounted cash flows model which includes significant unobservable inputs classified within Level 3 of the fair value hierarchy. The key assumptions in applying the discounted cash flows model are (a) a discount rate/weighted average cost of capital of 10.38% and (b) a terminal capital rate of 5.25%.
(2) On May 30, 2024, TSGF L.P. invested a total of $4.0 million in Slate TSGF Fitz II LLC, an entity which constructs and operates multi-family units. During the third quarter of 2024, TSGF L.P. invested an additional $590,000 into Slate TSGF Fitz II LLC. As of September 30, 2024, TSGF L.P. held $15.9 million of total assets, which includes TSGF L.P.’s investments valued at $10.0 million, cash and cash equivalents of $5.6 million and other assets of $255,000.
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at December 31, 2023	$(2,920)
Unrealized gains (losses) from fair value adjustments included in earnings	50
Balance at June 30, 2024	(2,870)
Unrealized gains (losses) from fair value adjustments included in earnings	988
Transfers out of Level 3 (2)	1,433
Balance at September 30, 2024	$(449)
__________________
(1) The Company measures contingent consideration liabilities related to our acquisition of Chesapeake at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are (a) a discount rate of 35.87%; (b) a forward-looking risk-free rate of 4.64%; and (c) a volatility rate of 39.50%.
(2) Represents the contingent consideration earned by the sellers of Chesapeake as September 30, 2024 from the first-year measurement period, which was paid on October 15th, 2024.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Our Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Assets:
Unrealized gain (loss) on investments:
Ashford Trust common stock (1)	$(2)	$5	$(12)	$68
Braemar common stock (1)	30	8	49	15
TSGF L.P. investment (2)	455	—	455	—
Realized gain (loss) on investments: (3)
Ashford Trust common stock	—	(73)	—	(146)
Braemar common stock	—	(7)	—	(14)
Total	$483	$(67)	$492	$(77)
Liabilities:
Contingent consideration (4)	$988	$(130)	$1,038	$(430)
Subsidiary compensation plans (5)	—	—	—	(6)
Deferred compensation plans (5)	(25)	689	(737)	1,479
Total	$963	$559	$301	$1,043
Net	$1,446	$492	$793	$966
__________________
(1)     Represents the unrealized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington and RED on the open market and held for the purpose of providing compensation to certain employees. The unrealized gain (loss) on shares is reported within “other income (expense)” in our condensed consolidated statements of operations.
(2)     Represents the unrealized gain (loss) on TSGF L.P.’s Level 3 investments.
(3)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington and RED on the open market and held for the purpose of providing compensation to certain employees.
(4)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the three months ended September 30, 2024 and 2023 is related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake. Changes in the fair value of contingent consideration are reported within “other” operating expense in our condensed consolidated statements of operations.
(5)    Reported within “salaries and benefits” in our condensed consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2024
Equity securities (1)	$668	$—	$(498)	$170
__________________
(1)     Distributions of $59,000 of available-for-sale securities occurred in the nine months ended September 30, 2024.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2023
Equity securities (1)	$662	$—	$(534)	$128
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

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$170	$170	$128	$128
Investments	10,011	10,011	5,000	$5,000
Financial liabilities measured at fair value:
Deferred compensation plan	$1,639	$1,639	$891	$891
Contingent consideration	449	449	3,920	3,920
Financial assets not measured at fair value:
Cash and cash equivalents	$63,636	$63,636	$52,054	$52,054
Restricted cash	16,233	16,233	23,216	23,216
Accounts receivable, net	24,075	24,075	26,945	26,945
Notes receivable	2,199	2,199	2,697	2,697
Due from affiliates	468	468	41	41
Due from Ashford Trust	723	723	18,933	18,933
Due from Braemar	3,552	3,552	714	714
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$44,302	$44,302	$54,837	$54,837
Dividends payable	47,794	47,794	28,508	28,508
Claims liabilities and other	35,421	35,421	29,782	29,782
Notes payable	143,023	143,023	141,068	141,068
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
Investments. The Company measures TSGF L.P.’s investments at fair value at each reporting period using the market value approach or discounted cash flow models. These are considered Level 3 valuation techniques. See notes 2 and 7.
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
9. Commitments and Contingencies
MTA Audit—On November 28, 2023, the Tax Administration Service’s Administration of Quintana Roo (the “MTA”) provided preliminary findings verbally from their routine federal income tax and value added tax (“VAT”) audit for INSPIRE’s Mexico subsidiary, INSPIRE Global Event Solutions S DE R.L. DE C.V. (“INSPIRE Mexico”) 2020 tax year. The MTA asserted INSPIRE Mexico omitted certain qualifying revenues and deducted certain non-qualifying expenses from the INSPIRE Mexico 2020 VAT liability and in the INSPIRE Mexico federal income tax return. On January 25, 2024, the MTA issued INSPIRE Mexico a detailed listing of their findings and asserted a tax contingency, including penalties and interest, of $3.9 million. On February 22, 2024, INSPIRE Mexico filed a written response to the MTA contesting the alleged findings. The MTA has up to one year from the Company’s written response to issue their final tax assessment. As of September 30, 2024, the Company has recorded $525,000 as its best estimate of the liability related to the tax contingency.
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
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The Court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the Court requested that the parties submit stipulations for the Court to rule upon. On February 13, 2024, the judge

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
ordered the parties to submit additional briefing related to on-site breaks. The Court has ordered the parties to complete a second mediation no later than January 31, 2025. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint which is currently pending before the Court.
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
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Income) loss attributable to noncontrolling interests:
OpenKey	$267	$187	$713	$647
Pure Wellness	—	(10)	—	32
TSGF L.P.	(292)	13	(282)	13
Total net (income) loss attributable to noncontrolling interests	$(25)	$190	$431	$692

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
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$42	$(111)	$(96)	$(399)
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
For the three and nine months ended September 30, 2024, the Company recorded net income attributable to redeemable noncontrolling interests of $178,000 and $528,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above. For the three and nine months ended September 30, 2023, the Company recorded net income attributable to redeemable noncontrolling interests of $172,000 and $516,000, respectively, to the Series CHP Unit holders.
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
As of September 30, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $38.9 million, which relates to the second quarter of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On April 14, 2024, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2024. On September 25, 2024, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2024. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 9, 2024.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $47.6 million and $28.5 million at September 30, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the three and nine months ended September 30, 2024 and 2023 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Preferred dividends - declared	$8,700	$8,700	$17,399	$26,099
Preferred dividends per share - declared	$0.4550	$0.4550	$0.9100	$1.3650
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	September 30, 2024	December 31, 2023
Aggregate preferred dividends - undeclared	$38,923	$28,508
Aggregate preferred dividends - undeclared per share	$2.0357	$1.4910
12. Equity-Based Compensation
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our condensed consolidated statements of operations. The components of equity-based compensation expense for the three and nine months ended September 30, 2024 and 2023 are presented below by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity-based compensation:
Class 2 LTIP Units and stock option amortization (1)	$33	$32	$98	$97
Employee LTIP Units and equity grant expense (2)	682	428	1,591	1,308
Director and other non-employee equity grants expense (3)	47	4	219	539
Total equity-based compensation	$762	$464	$1,908	$1,944

Other equity-based compensation:
REIT equity-based compensation (4)	$644	$3,029	$3,701	$10,167
	$1,406	$3,493	$5,609	$12,111
________
(1)    As of September 30, 2024, the Company had approximately $59,000 of total unrecognized compensation expense related to the Class 2 LTIP Units that will be recognized over a weighted average period of 0.5 years.
(2)    As of September 30, 2024, the Company had approximately $1.6 million of total unrecognized compensation expense related to restricted shares and LTIP Units that will be recognized over a weighted average period of 2.0 years.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the DCP activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in fair value:
Unrealized gain (loss)	$(25)	$689	$(737)	$1,479
________
As of September 30, 2024 and December 31, 2023, the carrying value of the DCP liability was $1.6 million and $891,000, respectively. No distributions were made to any participant during the three and nine months ended September 30, 2024 and 2023.
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
On August 8, 2024, the Company, Ashford LLC, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the advisory agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the advisory agreement) has occurred, from May 31, 2025 to August 31, 2025.
We are also a party to an advisory agreement with Stirling and Stirling’s subsidiary, Stirling OP. The base fee is paid monthly calculated as 1.25% of the aggregate net asset value (“NAV”) of Stirling’s common shares and Stirling OP’s units, excluding Stirling’s Class E Common Shares (the “Class E Common Shares”) and Stirling OP’s Class E Units (the “Class E Units”), before giving effect to any accruals for any fees or distributions. The base fee may be paid, at the Company’s election, in cash or cash equivalent aggregate NAV amounts of Class E Common Shares or Class E Units. If the Company elects to receive any portion of its base fee in Class E Common Shares or Class E Units, the Company may elect to have Stirling repurchase such Class E Common Shares or Class E Units from the Company at a later date at a repurchase price per Class E Common Share or Class E Unit, as applicable, equal to the NAV per Class E Common Share. As long as the advisory agreement is not terminated, the Company holds a performance participation interest in Stirling OP that entitles it to receive an allocation from Stirling OP equal to 12.5% of the total return on certain classes of Stirling OP’s units, subject to certain terms. The Company may allocate up to 50% of the performance participation interest to its employees.

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
Remington is party to a master hotel management agreement with Ashford Trust and certain of its affiliates to provide hotel management services. Remington additionally manages three of Stirling OP’s properties. On March 12, 2024, Remington entered into a Second Consolidated, Amended and Restated Hotel Master Management Agreement with Ashford TRS Corporation, a wholly owned subsidiary of Ashford Trust OP (the “Second A&R HMA”). The provisions of the Second A&R HMA are substantially the same as in the Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of August 8, 2018. The Second A&R HMA provides for an initial term of ten years as to each hotel governed by the Second A&R HMA. The term may be renewed by Remington, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington is not then in default under the Second A&R HMA. The Second A&R HMA also provides that Remington may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties. On September 11, 2024, Remington entered into the First Amendment to the Second Consolidated, Amended and Restated Hotel Master Management Agreement with Ashford TRS Corporation. The amendment modified the existing hotel management agreement so that the amount of group services charged per room per month at each hotel is capped at $38.32.
Lismore has certain agreements with Ashford Trust to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. Lismore has entered into various 12-month agreements with Ashford Trust to seek modifications or refinancings of certain mortgage loans held by Ashford Trust. For the three and nine months ended September 30, 2024, Lismore recognized approximately $89,000 and $2.3 million, respectively, in revenue under the agreements. For the three and nine months ended September 30, 2023, Ashford Trust paid approximately $0 and $525,000 to Lismore under the agreements. As of September 30, 2024 and December 31, 2023, the Company had $142,000 and $183,000, respectively, of deferred income recorded related to these agreements.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$8,306	$8,121	$24,708	$24,839

Hotel management fees:
Base management fees	5,320	6,020	16,951	19,428
Incentive management fees	347	731	2,155	3,464
Total hotel management fees revenue (1)	5,667	6,751	19,106	22,892

Design and construction fees revenue (2)	3,098	4,532	9,651	12,771

Other revenue:
Watersports, ferry and excursion services (4)	13	21	46	58
Debt placement and related fees (5)	89	377	2,317	1,677
Premiums earned (6)	1,196	—	3,431	—
Cash management fees (7)	19	19	54	106
Other services (8)	326	422	1,114	1,156
Total other revenue	1,643	839	6,962	2,997

Cost reimbursement revenue	63,447	70,196	205,348	206,857

Total revenues	$82,161	$90,439	$265,775	$270,356

REVENUES BY SEGMENT (9)
Advisory	$11,222	$12,096	$36,929	$36,799
Remington	61,649	69,490	196,067	208,728
Premier	4,961	6,125	15,514	17,927
INSPIRE	21	28	96	84
RED	14	33	77	95
OpenKey	20	30	72	89
Corporate and other (10)	4,274	2,637	17,020	6,634
Total revenues	$82,161	$90,439	$265,775	$270,356

COST OF REVENUES
Cost of revenues for audio visual (3)	$2,155	$2,012	$6,918	$7,205

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$4,930	$4,502	$16,542	$16,785
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
Braemar—We are also a party to an amended and restated advisory agreement with Braemar and its operating subsidiary, Braemar Hospitality Limited Partnership (“Braemar OP”). On August 8, 2024, the Company, Ashford LLC, Braemar and Braemar OP entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of Braemar’s mortgage loan (the “Loan”) that is secured by four hotel properties – The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront (the “Hotel Properties”) – (such date, the “Loan Outside Date”), Ashford LLC waives the operation of Section 12.4(a) of the advisory agreement that would permit Ashford LLC to terminate the advisory agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of Braemar to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, Braemar may request Ashford LLC agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if Ashford LLC agrees to such amendment, Ashford LLC shall not be entitled to any further consideration in respect thereof;
(iii) If the members of the Board of Directors of Braemar (the “Braemar Board”) change such that members who constitute the Braemar Board as of August 8, 2024 (the “Braemar Incumbent Board”) no longer constitute at least a majority of the Braemar Board (other than those whose election to the Braemar Board is approved or recommended to stockholders of Braemar

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
by a vote of at least a majority of the Braemar Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by Braemar to Ashford LLC as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by Ashford LLC in the Waiver Agreement, Braemar agrees to pay Ashford LLC an amount equal to Ashford LLC’s obligation under Ashford LLC’s current employment agreement with Richard J. Stockton, Braemar’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by Ashford LLC to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
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
Lismore has certain agreements with Braemar to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. Lismore has entered into various 12-month agreements with Braemar to seek modifications or refinancings of certain mortgage debt held by Braemar. For the three and nine months ended September 30, 2024, Lismore recognized approximately $1.7 million and $2.7 million, respectively, in revenue under the agreements. For the three and nine months ended September 30, 2023, Braemar paid approximately $0 and $150,000 to Lismore under the agreements. As of September 30, 2024 and December 31, 2023, the Company had $69,000 and $52,000 of deferred income recorded related to the agreement.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the revenues and expenses related to Braemar (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$3,506	$3,393	$10,168	$10,700
Incentive advisory fees (1)	67	67	201	201
Other advisory revenue (2)	131	131	390	389
Total advisory services fees revenue	3,704	3,591	10,759	11,290

Hotel management fees:
Base management fees	567	670	1,740	1,883
Incentive management fees	43	—	111	—
Total hotel management fees revenue (3)	610	670	1,851	1,883

Design and construction fees revenue (4)	2,278	1,690	8,729	5,973

Other revenue:
Watersports, ferry and excursion services (6)	597	559	2,472	1,866
Debt placement and related fees (7)	1,713	1,337	2,713	1,448
Premiums earned (8)	205	—	520	—
Cash management fees (9)	36	15	52	107
Other services (10)	79	51	198	212
Total other revenue	2,630	1,962	5,955	3,633

Cost reimbursement revenue	11,245	12,747	27,636	39,409

Total revenues	$20,467	$20,660	$54,930	$62,188

REVENUES BY SEGMENT (11)
Advisory	$7,066	$7,042	$20,696	$23,517
Remington	7,094	7,480	21,391	20,465
Premier	3,631	3,222	12,316	9,397
INSPIRE	23	26	77	75
RED	626	570	2,565	1,898
OpenKey	11	8	30	28
Corporate and other (12)	2,016	2,312	(2,145)	6,808
Total revenues	$20,467	$20,660	$54,930	$62,188

COST OF REVENUES (5)
Cost of revenues for audio visual	$871	$915	$3,312	$3,330
Other	382	364	1,990	1,415

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$2,066	$2,276	$8,475	$8,291
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	697	684	2,550	2,198
________

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)    The incentive advisory fees for the three and nine months ended September 30, 2024 and 2023 includes the pro rata portion of the third year and second year installment, respectively, of the 2022 incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee thresholds during the 2023 measurement period.
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
As of September 30, 2024, Ashford Trust and Braemar had funded approximately $12.1 million and $12.9 million, respectively. The Company recognized cost reimbursement revenue from Ashford Trust in our condensed consolidated statements of operations of $2.7 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $3.9 million for the three and nine months ended September 30, 2023, respectively. The Company recognized a reduction to cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $13,000 and $5.6 million for the three and nine months ended September 30, 2024, respectively. The Company recognized cost reimbursement revenue from Braemar in our condensed consolidated statements of operations of $938,000 and $5.2 million for the three and nine months ended September 30, 2023, respectively. Cost reimbursement revenue for the three and nine months ended September 30, 2024 includes $613,000 and $1.6 million, respectively, of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust.
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
Ashford Trust held a 15.06% noncontrolling interest in OpenKey and Braemar held a 7.92% noncontrolling interest in OpenKey as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company loaned our consolidated subsidiary OpenKey $921,000 and $1.8 million, respectively, to fund OpenKey’s operations. The loan balance was eliminated upon consolidation in our condensed consolidated financial statements. See also notes 2 and 10.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to the Transition Cost Sharing Agreement entered into in connection with the Company’s acquisition of Remington Lodging from the Bennetts in November 2019. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2024 was $26,000 and $249,000, respectively. The gross amount of expenses and reimbursements for these transition services for the three and nine months ended September 30, 2023 was $115,000 and $316,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.
15. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(3,751)	$(2,991)	$(3,330)	$(100)
Less: Dividends on preferred stock, declared and undeclared (1)	(9,382)	(9,054)	(27,815)	(27,132)
Undistributed net income (loss) allocated to common stockholders	(13,133)	(12,045)	(31,145)	(27,232)
Distributed and undistributed net income (loss) - basic	$(13,133)	$(12,045)	$(31,145)	$(27,232)
Effect of deferred compensation plan	—	—	—	(1,509)
Distributed and undistributed net income (loss) - diluted	$(13,133)	$(12,045)	$(31,145)	$(28,741)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,301	3,116	2,873	3,065
Effect of deferred compensation plan shares	—	—	—	65
Weighted average common shares outstanding – diluted	2,301	3,116	2,873	3,130

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(5.71)	$(3.87)	$(10.84)	$(8.88)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(5.71)	$(3.87)	$(10.84)	$(9.18)
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(42)	$111	$96	$399
Net income (loss) attributable to subsidiary convertible interests	50	46	149	542
Dividends on preferred stock, declared and undeclared	9,382	9,054	27,815	27,132
Total	$9,390	$9,211	$28,060	$28,073
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	131	13	99	18
Effect of assumed conversion of Ashford Holdings units	147	97	133	96
Effect of conversion of subsidiary interests	714	463	918	336
Effect of assumed conversion of preferred stock	4,396	4,234	4,355	4,230
Total	5,388	4,807	5,505	4,680
16. Segment Reporting
The Company identifies its segments based on the products and services each segment provides. Our operating segments include: (a) Advisory, which provides asset management and advisory services to other entities; (b) Remington, which provides hotel management services; (c) Premier, which provides comprehensive and cost-effective design, development, architectural, and project management services; (d) INSPIRE, which provides event technology and creative communications solutions services; (e) OpenKey, a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms; (f) RED, a provider of watersports activities and other travel and transportation services; (g) Pure Wellness, which provides hypoallergenic premium rooms in the hospitality and commercial office industry; and (h) Warwick, which provides insurance policy coverages primarily for general liability and workers’ compensation claims. For 2024, Premier, RED, OpenKey, Pure Wellness and Warwick do not meet the aggregation criteria or the quantitative thresholds to individually qualify as reportable segments. However, we have elected to disclose Premier, RED and OpenKey as reportable segments. Accordingly, we have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Pure Wellness and Warwick into an “all other” seventh reportable segment, which we refer to as “Corporate and Other.” See note 3 for details of our segments’ material revenue generating activities.
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
Certain information concerning our segments for the three and nine months ended September 30, 2024 and 2023 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2024
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUE
Advisory services	$12,010	$—	$—	$—	$—	$—	$—	$12,010
Hotel management	—	12,350	—	—	—	—	—	12,350
Design and construction fees	—	—	6,191	—	—	—	—	6,191
Audio visual	—	—	—	34,360	—	—	—	34,360
Other	57	—	—	—	9,127	330	5,977	15,491
Cost reimbursement revenue (1)	6,220	98,020	3,668	45	30	—	2,727	110,710
Total revenues	18,287	110,370	9,859	34,405	9,157	330	8,704	191,112
EXPENSES
Depreciation and amortization	161	2,648	2,720	611	321	2	31	6,494
Other operating expenses (2)	60	6,861	4,005	34,689	9,628	1,292	16,758	73,293
Reimbursed expenses (1)	6,220	98,020	3,667	45	30	—	2,771	110,753
Total operating expenses	6,441	107,529	10,392	35,345	9,979	1,294	19,560	190,540
OPERATING INCOME (LOSS)	11,846	2,841	(533)	(940)	(822)	(964)	(10,856)	572
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(43)	(43)
Interest expense	—	—	—	(464)	(491)	(12)	(3,259)	(4,226)
Amortization of loan costs	—	—	—	(5)	(9)	—	(263)	(277)
Interest income	—	59	—	—	—	—	660	719
Other income (expense)	—	23	—	212	6	—	861	1,102
INCOME (LOSS) BEFORE INCOME TAXES	11,846	2,923	(533)	(1,197)	(1,316)	(976)	(12,900)	(2,153)
Income tax (expense) benefit	(2,809)	(1,199)	(204)	419	338	—	1,840	(1,615)
NET INCOME (LOSS)	$9,037	$1,724	$(737)	$(778)	$(978)	$(976)	$(11,060)	$(3,768)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $9.5 million of hotel management fees revenue, cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2024
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUES:
Advisory services fees	$35,467	$—	$—	$—	$—	$—	$—	$35,467
Hotel management fees	—	39,194	—	—	—	—	—	39,194
Design and construction fees	—	—	21,003	—	—	—	—	21,003
Audio visual	—	—	—	126,855	—	—	—	126,855
Other	118	—	—	—	32,758	1,050	16,850	50,776
Cost reimbursement revenue (1)	22,040	301,161	10,144	174	124	—	4,708	338,351
Total revenues	57,625	340,355	31,147	127,029	32,882	1,050	21,558	611,646
EXPENSES:
Depreciation and amortization	449	7,923	8,160	1,668	1,023	8	84	19,315
Other operating expenses (2)	60	23,883	12,080	117,131	30,096	3,767	54,333	241,350
Reimbursed expenses (1)	22,047	301,161	10,151	174	124	—	4,825	338,482
Total operating expenses	22,556	332,967	30,391	118,973	31,243	3,775	59,242	599,147
OPERATING INCOME (LOSS)	35,069	7,388	756	8,056	1,639	(2,725)	(37,684)	12,499
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	422	422
Interest expense	—	—	—	(1,409)	(1,360)	(29)	(9,718)	(12,516)
Amortization of loan costs	—	—	—	(15)	(27)	—	(781)	(823)
Interest income	—	116	—	—	—	—	1,862	1,978
Other income (expense)	—	24	—	(167)	17	(1)	1,520	1,393
INCOME (LOSS) BEFORE INCOME TAXES	35,069	7,528	756	6,465	269	(2,755)	(44,379)	2,953
Income tax (expense) benefit	(8,325)	(2,098)	(1,215)	(3,748)	(316)	—	9,084	(6,618)
NET INCOME (LOSS)	$26,744	$5,430	$(459)	$2,717	$(47)	$(2,755)	$(35,295)	$(3,665)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $23.8 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel, accounting and insurance.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2023
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUES:
Advisory services fees	$11,712	$—	$—	$—	$—	$—	$—	$11,712
Hotel management fees	—	12,391	—	—	—	—	—	12,391
Design and construction fees	—	—	7,430	—	—	—	—	7,430
Audio visual	—	—	—	30,641	—	—	—	30,641
Other	40	—	—	—	8,375	373	2,387	11,175
Cost reimbursement revenue (1)	7,386	94,421	3,175	53	23	—	2,808	107,866
Total revenues	19,138	106,812	10,605	30,694	8,398	373	5,195	181,215
EXPENSES:
Depreciation and amortization	368	3,006	2,882	490	308	3	27	7,084
Other operating expenses (2)	—	7,936	4,700	31,615	8,130	1,163	12,114	65,658
Reimbursed expenses (1)	7,389	94,421	3,175	53	23	—	2,808	107,869
Total operating expenses	7,757	105,363	10,757	32,158	8,461	1,166	14,949	180,611
OPERATING INCOME (LOSS)	11,381	1,449	(152)	(1,464)	(63)	(793)	(9,754)	604
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(327)	(327)
Interest expense	—	—	—	(438)	(445)	(7)	(2,760)	(3,650)
Amortization of loan costs	—	—	—	(42)	(10)	—	(217)	(269)
Interest income	—	44	—	—	—	—	478	522
Realized gain (loss) on investments	—	(80)	—	—	—	—	—	(80)
Other income (expense)	—	13	—	(85)	—	(3)	—	(75)
INCOME (LOSS) BEFORE INCOME TAXES	11,381	1,426	(152)	(2,029)	(518)	(803)	(12,580)	(3,275)
Income tax (expense) benefit	(2,780)	(314)	8	907	263	—	2,121	205
NET INCOME (LOSS)	$8,601	$1,112	$(144)	$(1,122)	$(255)	$(803)	$(10,459)	$(3,070)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $2.8 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
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
EXPENSES:
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
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $8.8 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expenses includes salaries and benefits, costs of revenues for design and construction, cost of revenues for audio visual, general and administrative expenses and other expenses.
Total assets by segment are presented below (in thousands):

	September 30, 2024	December 31, 2023
Remington	$152,454	$166,719
Premier	131,297	138,967
INSPIRE	64,558	57,193
RED	52,461	50,012
OpenKey	836	1,303
Other (1)	82,241	90,613
Total assets	$483,847	$504,807
________
(1)    Other includes the total assets of our Advisory and Corporate and Other segments. Total assets for our Advisory segment are not available for disclosure as assets are not allocated between our Advisory and Corporate and Other segments.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Subsequent Events
On November 7, 2024, the Company’s wholly-owned subsidiary Stirling REIT Advisors, LLC (“Advisor”) entered into Amendment No. 1 (the “Amendment”) to the Advisory Agreement (the “Original Advisory Agreement”) with Stirling, Stirling REIT OP, LP and Stirling TRS Corporation. Pursuant to the Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Original Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of Stirling, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.
On November 8, 2024, the Company, Ashford Trust. Ashford Trust OP and Ashford TRS Corporation entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s Highland portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Ashford Trust Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of Ashford Trust and Ashford Trust OP should a Potential Company Change of Control (as defined in the Second Amendment) occur.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings” or “AHH”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management” or “Premier”; Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington”; and Warwick Insurance Company, LLC, an insurance company licensed by the Texas State Department of Insurance, which we refer to as “Warwick.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Stirling” refers to Stirling Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries. Stirling REIT OP, LP, a Delaware limited partnership, which we refer to as “Stirling OP”, is Stirling’s operating partnership, however, Stirling OP is consolidated by Ashford Trust as of September 30, 2024.
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:
•the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 27, 2024, including under the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
•changes in interest rates;
•macroeconomic conditions, such as a prolonged period of weak economic growth, inflation and volatility in capital markets;
•uncertainty in the banking sector and market volatility due to the 2023 failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
•catastrophic events or geopolitical conditions, such as the conflicts between Russia and Ukraine and Israel, Hamas and Iran;
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
•disruptions relating to the acquisition or integration of businesses we invest in or acquire, which may harm relationships with customers, employees and regulators; and
•unexpected costs of further goodwill impairments relating to the acquisition or integration of businesses we invest in or acquire.
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

Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust, Braemar, Stirling and our consolidated subsidiary, TSGF L.P. We became a public company in November 2014, and our common stock was listed on the NYSE American until the Company delisted its common stock on July 29, 2024. On August 8, the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. The Form 15 became effective on November 6, 2024. The Company expects its reporting obligations will be automatically suspended as of January 1, 2025 pursuant to Rule 15d-6 of the Exchange Act.  The Company intends to file an annual report on Form 10-K for the year ended December 31, 2024. As of November 11, 2024, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust, Braemar and Stirling, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of our common stock, which represented an approximately 46.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,319,362 shares of Ashford Inc. common stock, which if converted as of November 11, 2024 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 84.7%.
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
We provide the personnel and services that we believe are necessary for each of our clients to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of our client’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar, Stirling and third parties. As of September 30, 2024, Remington provided hotel management services to 112 properties that were open and operating, 55 of which were owned by third parties.

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
At the Special Meeting held on July 22, 2024, the Company’s stockholders approved proposals necessary to implement the Transaction as part of the Company’s plan to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American. At the Special Meeting, the Company’s stockholders voted to effect the Reverse Stock Split, which was immediately followed by the Forward Stock Split.
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
Amendments No. 1 and No. 2 to Third Amended and Restated Advisory Agreement
The Company, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Ashford Trust Advisory Agreement”).
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
On November 8, 2024, the parties to the Ashford Trust Advisory Agreement entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s Highland portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Ashford Trust Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of Ashford Trust and Ashford Trust OP should a Potential Company Change of Control (as defined in the Second Amendment) occur.
Amendment No. 1 to the Advisory Agreement
On November 7, 2024, the Company’s wholly-owned subsidiary Stirling REIT Advisors, LLC (“Advisor”) entered into Amendment No. 1 (the “Amendment”) to the Advisory Agreement (the “Original Advisory Agreement”) with Stirling, Stirling REIT OP, LP and Stirling TRS Corporation. Pursuant to the Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Original Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of Stirling, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.

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
On July 25, 2024, the Company announced that Mr. W. Michael Murphy, a member of its Board of Directors (the “Board”), passed away on July 24, 2024. Prior to serving on the Board, Mr. Murphy served on the board of directors of Braemar from 2013 to 2015 and he served on the board of directors of Ashford Trust from 2003 to 2013. Upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed Mark A. Sharkey, PhD, as a director of the Company on October 15, 2024 to fill the vacancy on the Board and to serve until the Company’s next annual meeting of stockholders and until his successor is duly elected and qualified. Mr. Sharkey has not been appointed to any committee of the Board.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
REVENUES:
Advisory services fees	$12,010	$11,712	$298	2.5%
Hotel management fees	12,350	12,391	(41)	(0.3)%
Design and construction fees	6,191	7,430	(1,239)	(16.7)%
Audio visual	34,360	30,641	3,719	12.1%
Other	15,491	11,175	4,316	38.6%
Cost reimbursement revenue	110,710	107,866	2,844	2.6%
Total revenues	191,112	181,215	9,897	5.5%
EXPENSES:
Salaries and benefits	23,459	22,728	(731)	(3.2)%
Cost of revenues for design and construction	2,152	2,975	823	27.7%
Cost of revenues for audio visual	25,946	23,876	(2,070)	(8.7)%
Depreciation and amortization	6,494	7,084	590	8.3%
General and administrative	14,139	10,702	(3,437)	(32.1)%
Other	7,597	5,377	(2,220)	(41.3)%
Reimbursed expenses	110,753	107,869	(2,884)	(2.7)%
Total expenses	190,540	180,611	(9,929)	(5.5)%
OPERATING INCOME (LOSS)	572	604	(32)	(5.3)%
Equity in earnings (loss) of unconsolidated entities	(43)	(327)	284	86.9%
Interest expense	(4,226)	(3,650)	(576)	(15.8)%
Amortization of loan costs	(277)	(269)	(8)	(3.0)%
Interest income	719	522	197	37.7%
Realized gain (loss) on investments	—	(80)	80	100.0%
Other income (expense)	1,102	(75)	1,177	1,569.3%
INCOME (LOSS) BEFORE INCOME TAXES	(2,153)	(3,275)	1,122	34.3%
Income tax (expense) benefit	(1,615)	205	(1,820)	(887.8)%
NET INCOME (LOSS)	(3,768)	(3,070)	(698)	(22.7)%
Net (income) loss from consolidated entities attributable to noncontrolling interests	(25)	190	(215)	(113.2)%
Net (income) loss attributable to redeemable noncontrolling interests	42	(111)	153	137.8%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(3,751)	(2,991)	(760)	(25.4)%
Preferred dividends, declared and undeclared	(9,382)	(9,054)	(328)	(3.6)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,133)	$(12,045)	$(1,088)	(9.0)%
Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders changed $1.1 million, or 9.0%, to a $13.1 million loss for the three months ended September 30, 2024 (the “2024 quarter”) compared to a $12.0 million loss for the three months ended September 30, 2023 (the “2023 quarter”) as a result of the factors discussed below.

Total Revenues. Total revenues increased $9.9 million, or 5.5%, to $191.1 million for the 2024 quarter compared to the 2023 quarter due to the following (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$11,812	$11,514	$298	2.6%
Incentive advisory fees (2)	67	67	—	—%
Other advisory revenue (3)	131	131	—	—%
Total advisory services fees revenue	12,010	11,712	298	2.5%

Hotel management fees:
Base management fees	9,383	9,159	224	2.4%
Incentive management fees	189	925	(736)	(79.6)%
Other management fees	2,778	2,307	471	20.4%
Total hotel management fees revenue (4)	12,350	12,391	(41)	(0.3)%

Design and construction fees revenue (5)	6,191	7,430	(1,239)	(16.7)%

Audio visual revenue (6)	34,360	30,641	3,719	12.1%

Other revenue:

Watersports, ferry and excursion services (7)	9,126	8,375	751	9.0%
Debt placement and related fees (8)	1,802	1,714	88	5.1%
Premiums earned (9)	3,480	—	3,480
Cash management fees (10)	55	34	21	61.8%
Other services (11)	1,028	1,052	(24)	(2.3)%
Total other revenue	15,491	11,175	4,316	38.6%

Cost reimbursement revenue (12)	110,710	107,866	2,844	2.6%

Total revenues	$191,112	$181,215	$9,897	5.5%

REVENUES BY SEGMENT (13)
Advisory	$18,287	$19,138	$(851)	(4.4)%
Remington	110,370	106,812	3,558	3.3%
Premier	9,859	10,605	(746)	(7.0)%
INSPIRE	34,405	30,694	3,711	12.1%
RED	9,157	8,398	759	9.0%
OpenKey	330	373	(43)	(11.5)%
Corporate and other	8,704	5,195	3,509	67.5%
Total revenues	$191,112	$181,215	$9,897	5.5%
________
(1)The increase in base advisory fees is primarily due to higher revenue of $185,000 and $113,000 from Ashford Trust and Braemar, respectively. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.

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
(4)     The decrease in hotel management fees revenue is primarily due to lower incentive management fees of $736,000 partially offset by an increase in other management fees from third parties of $471,000. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
(5)     The decrease in design and construction fees revenue is due to lower revenue from Ashford Trust and third parties of $1.4 million and $393,000, respectively, partially offset by higher revenue from Braemar of $588,000.
(6)     The $3.7 million increase in audio visual revenue is due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
(7)    The $751,000 increase in watersports, ferry and excursion services revenue is primarily due to an increase of $1.2 million in revenue in the 2024 quarter in RED’s operations in the U.S. Virgin Islands partially offset by a decrease of $508,000 in RED’s operations in Key West, Florida.
(8)     The increase in debt placement and related fee revenue is due to higher revenue of $376,000 from Braemar partially offset by lower revenue of $288,000 from Ashford Trust. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
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
(12)     The increase in cost reimbursement revenue in the 2024 quarter is primarily due to an increase in Remington’s cost reimbursement revenue of $3.6 million.
(13)     See note 16 in our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased $731,000, or 3.2%, to $23.5 million for the 2024 quarter compared to the 2023 quarter. The change in salaries and benefits expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change
Salaries and benefits:
Salary expense	$14,131	$14,240	$(109)
Bonus expense	4,016	4,705	(689)
Benefits related expenses	4,572	4,011	561
Total salary, bonus, and benefits related expenses	22,719	22,956	(237)
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	33	33	—
Employee equity grant expense	682	428	254
Total equity-based compensation	715	461	254
Non-cash (gain) loss in deferred compensation plan (1)	25	(689)	714
Total salaries and benefits	$23,459	$22,728	$731
________
(1)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in the 2024 quarter and the gain the 2023 quarter are primarily attributable to increases and decreases, respectively, in the fair value of the DCP obligation. See note 13 in our condensed consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $823,000, or 27.7%, to $2.2 million during the 2024 quarter compared to $3.0 million for the 2023 quarter due to decreases in capital expenditures from Ashford Trust and Braemar in the 2024 quarter.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $2.1 million, or 8.7%, to $25.9 million during the 2024 quarter compared to $23.9 million for the 2023 quarter, primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $590,000, or 8.3%, to $6.5 million for the 2024 quarter compared to the 2023 quarter. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement. Depreciation and amortization expense for the 2024 quarter and the 2023 quarter excludes depreciation expense related to audio visual equipment of $1.4 million and $1.4 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2024 quarter and the 2023 quarter related to marine vessels in the amount of $814,000 and $536,000, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased $3.4 million, or 32.1%, to $14.1 million for the 2024 quarter compared to the 2023 quarter. The change in general and administrative expense consisted of the following (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change
Professional fees (1)	$5,738	$3,070	$2,668
Office expense	3,546	3,178	368
Public company costs	214	140	74
Director costs	432	290	142
Travel and other expense	3,950	3,733	217
Non-capitalizable - software costs	259	291	(32)
Total general and administrative	$14,139	$10,702	$3,437
________
(1)    The increase in professional fees is primarily due to $1.4 million in fees incurred in the 2024 quarter related to the Company’s initiative to terminate the registration of our common stock as discussed above and an increase in fees of $881,000 related to the Company’s ongoing strategic initiatives with Stirling and TSGF L.P.
Other. Other operating expense increased $2.2 million, or 41.3%, to $7.6 million for the 2024 quarter compared to the 2023 quarter. Other operating expense primarily includes the operating expenses of our insurance subsidiary Warwick and cost of goods sold, royalties and operating expenses associated with RED, OpenKey and Pure Wellness. The increase in the 2024 quarter was primarily due to an increase of $2.0 million of expenses related to Warwick, which was incorporated in December 2023.
Reimbursed Expenses. Reimbursed expenses increased $2.9 million to $110.8 million during the 2024 quarter compared to $107.9 million for the 2023 quarter primarily due to increased expenses incurred by Remington.
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

	Three Months Ended September 30,
	2024	2023	$ Change
Cost reimbursement revenue	$110,710	$107,866	$2,844
Reimbursed expenses	110,753	107,869	2,884
Net total	$(43)	$(3)	$(40)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were losses of $43,000 and $327,000 for the 2024 quarter and the 2023 quarter, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.
Interest Expense. Interest expense increased $576,000 to $4.2 million during the 2024 quarter compared to $3.7 million for the 2023 quarter. The increase is primarily due to an increase in the balance of the Company’s notes payable under our Credit Facility in the 2024 quarter compared to the 2023 quarter. Interest expense in the 2024 quarter and the 2023 quarter included expense of $3.3 million and $2.7 million, respectively, related to the Company’s Credit Facility. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $277,000 and $269,000 for the 2024 quarter and the 2023 quarter, respectively.

Interest Income. Interest income was $719,000 and $522,000 for the 2024 quarter and the 2023 quarter, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2024 quarter.
Other Income (Expense). Other income (expense) was income of $1.1 million and expense of $75,000 in the 2024 quarter and the 2023 quarter, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $1.8 million from a benefit of $205,000 in the 2023 quarter to $1.6 million of expense in the 2024 quarter. Current income tax expense increased by $1.7 million from $311,000 in the 2023 quarter to $2.0 million in the 2024 quarter. Deferred income tax benefit decreased by $97,000 from a benefit of $516,000 in the 2023 quarter to a benefit of $419,000 in the 2024 quarter. The increase in our total income tax expense for the 2024 quarter is primarily due to an increase in tax liabilities associated with foreign tax expense from our investment in foreign affiliates. Our current income tax expense increased significantly in comparison to the 2023 quarter as a result of our ability to utilize certain loss carryforwards in the 2023 quarter along with other deferred tax expense adjustments resulting from equity in earnings and state tax law legislative changes.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interests in consolidated entities were allocated income of $25,000 and a loss of $190,000 in the 2024 quarter and the 2023 quarter, respectively. See notes 2 and 10 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated a loss of $42,000 and income of $111,000 in the 2024 quarter and the 2023 quarter, respectively. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends increased $328,000, or 3.6%, to $9.4 million during the 2024 quarter compared to $9.1 million for the 2023 quarter due to accumulating and compounding dividends incurred in the 2024 quarter related to undeclared Series D Convertible Preferred Stock dividends from the second quarter of 2024 and the fourth quarter of 2023. See note 11 in our condensed consolidated financial statements.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes the changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
REVENUES:
Advisory services fees	$35,467	$36,129	$(662)	(1.8)%
Hotel management fees	39,194	39,456	(262)	(0.7)%
Design and construction fees	21,003	21,964	(961)	(4.4)%
Audio visual	126,855	112,347	14,508	12.9%
Other	50,776	32,057	18,719	58.4%
Cost reimbursement revenue	338,351	317,094	21,257	6.7%
Total revenues	611,646	559,047	52,599	9.4%
EXPENSES:
Salaries and benefits	70,891	68,132	(2,759)	(4.0)%
Cost of revenues for design and construction	5,910	9,430	3,520	37.3%
Cost of revenues for audio visual	89,389	81,697	(7,692)	(9.4)%
Depreciation and amortization	19,315	21,074	1,759	8.3%
General and administrative	47,391	32,759	(14,632)	(44.7)%
Other	27,769	17,163	(10,606)	(61.8)%
Reimbursed expenses	338,482	317,023	(21,459)	(6.8)%
Total expenses	599,147	547,278	(51,869)	(9.5)%
OPERATING INCOME (LOSS)	12,499	11,769	730	6.2%
Equity in earnings (loss) of unconsolidated entities	422	(1,174)	1,596	135.9%
Interest expense	(12,516)	(9,909)	(2,607)	(26.3)%
Amortization of loan costs	(823)	(775)	(48)	(6.2)%
Interest income	1,978	1,239	739	59.6%
Realized gain (loss) on investments	—	(160)	160	100.0%
Other income (expense)	1,393	259	1,134	437.8%
INCOME (LOSS) BEFORE INCOME TAXES	2,953	1,249	1,704	136.4%
Income tax (expense) benefit	(6,618)	(1,642)	(4,976)	(303.0)%
NET INCOME (LOSS)	(3,665)	(393)	(3,272)	(832.6)%
Net (income) loss from consolidated entities attributable to noncontrolling interests	431	692	(261)	(37.7)%
Net (income) loss attributable to redeemable noncontrolling interests	(96)	(399)	303	75.9%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(3,330)	(100)	(3,230)	(3,230.0)%
Preferred dividends, declared and undeclared	(27,815)	(27,132)	(683)	(2.5)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(31,145)	$(27,232)	$(3,913)	(14.4)%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $3.9 million to a $31.1 million loss for the nine months ended September 30, 2024 (the “2024 period”) compared to a $27.2 million loss for the nine months ended September 30, 2023 (the “2023 period”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $52.6 million, or 9.4%, to $611.6 million for the 2024 period compared to the 2023 period due to the following (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$34,876	$35,539	$(663)	(1.9)%
Incentive advisory fees (2)	201	201	—	—%
Other advisory revenue (3)	390	389	1	0.3%
Total advisory services fees revenue	35,467	36,129	(662)	(1.8)%

Hotel management fees:
Base management fees	28,930	28,557	373	1.3%
Incentive management fees	2,464	3,966	(1,502)	(37.9)%
Other management fees	7,800	6,933	867	12.5%
Total hotel management fees revenue (4)	39,194	39,456	(262)	(0.7)%

Design and construction fees revenue (5)	21,003	21,964	(961)	(4.4)%

Audio visual revenue (6)	126,855	112,347	14,508	12.9%

Other revenue:
Watersports, ferry and excursion services (7)	32,758	25,797	6,961	27.0%
Debt placement and related fees (8)	5,030	3,125	1,905	61.0%
Premiums earned (9)	9,549	—	9,549
Cash management fees (10)	106	213	(107)	(50.2)%
Other services (11)	3,333	2,922	411	14.1%
Total other revenue	50,776	32,057	18,719	58.4%

Cost reimbursement revenue (12)	338,351	317,094	21,257	6.7%

Total revenues	$611,646	$559,047	$52,599	9.4%

REVENUES BY SEGMENT (13)
Advisory	$57,625	$60,316	$(2,691)	(4.5)%
Remington	340,355	314,454	25,901	8.2%
Premier	31,147	30,780	367	1.2%
INSPIRE	127,029	112,506	14,523	12.9%
RED	32,882	25,866	7,016	27.1%
OpenKey	1,050	1,184	(134)	(11.3)%
Corporate and other	21,558	13,941	7,617	54.6%
Total revenues	$611,646	$559,047	$52,599	9.4%
________
(1)The decrease in base advisory fees is primarily due to lower revenue of $131,000 and $532,000 from Ashford Trust and Braemar, respectively. See note 3 in our condensed consolidated financial statements for discussion of the advisory services revenue recognition policy.
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
(4)    The decrease in hotel management fees revenue is primarily due to a decrease of $1.3 million of incentive management fees from Ashford Trust partially offset by an increase of other management fees from third parties of $867,000. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
(5)    Design and construction fee revenue in the 2024 period includes $3.6 million of revenue that resulted from changes in the timing in which design and construction fees are paid by Ashford Trust and Braemar under the Premier Agreements. See note 3 in our condensed consolidated financial statements.
(6)    The $14.5 million increase in audio visual revenue is primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
(7)    The $7.0 million increase in watersports, ferry and excursion services revenue is due to an increase of $1.5 million as a result of the timing of RED’s acquisition of Alii Nui in March of 2023 and increases of $6.4 million and $332,000 in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $1.2 million from RED’s operations in Key West, Florida.
(8)    The increase in debt placement and related fee revenue is due to higher revenue of $640,000 from Ashford Trust and higher revenue of $1.3 million from Braemar. Debt placement and related fees are earned by Lismore for providing debt placement, modification, forbearance and refinancing services.
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
(12)    The increase in cost reimbursement revenue in the 2024 period is primarily due to an increase in Remington’s cost reimbursement revenue of $26.2 million from an increase in Remington’s operations. The increase was partially offset by a $4.4 million decrease in Ashford Securities’ cost reimbursement revenue in the 2024 period as a result of the Company reimbursing Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(13)    See note 16 in our condensed consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $2.8 million, or 4.0%, to $70.9 million for the 2024 period compared to the 2023 period. The change in salaries and benefits expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Salaries and benefits:
Salary expense (1)	$42,479	$41,096	$1,383
Bonus expense (2)	11,601	14,019	(2,418)
Benefits related expenses (1)	14,385	13,091	1,294
Total salary, bonus, and benefits related expenses	68,465	68,206	259
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	98	97	1
Employee equity grant expense	1,591	1,308	283
Total equity-based compensation	1,689	1,405	284
Non-cash (gain) loss in deferred compensation plan (3)	737	(1,479)	2,216
Total salaries and benefits	$70,891	$68,132	$2,759
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
Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $3.5 million, or 37.3% to $5.9 million during the 2024 period compared to $9.4 million for the 2023 period due to decreases in capital expenditures from Ashford Trust and Braemar in the 2024 period.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $7.7 million, or 9.4%, to $89.4 million during the 2024 period compared to $81.7 million for the 2023 period, primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.8 million, or 8.3%, to $19.3 million for the 2024 period compared to the 2023 period. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement. Depreciation and amortization expense for the 2024 period and the 2023 period excludes depreciation expense related to audio visual equipment of $4.3 million and $3.7 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for the 2024 period and the 2023 period related to marine vessels in the amount of $2.2 million and $1.4 million, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $14.6 million, or 44.7%, to $47.4 million for the 2024 period compared to the 2023 period. The change in general and administrative expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Professional fees (1)	$21,949	$8,941	$13,008
Office expense	10,605	10,123	482
Public company costs	543	453	90
Director costs	1,292	1,371	(79)
Travel and other expense (2)	12,388	11,057	1,331
Non-capitalizable - software costs	614	814	(200)
Total general and administrative	$47,391	$32,759	$14,632
________
(1)    The increase in professional fees in the 2024 period is primarily due to $4.6 million in fees incurred in the 2024 period related to the Company’s initiative to terminate the registration of our common stock as discussed above, an increase in fees of $3.1 million related to the Company’s ongoing strategic initiatives with Stirling and TSGF L.P. and $2.5 million of expense the Company paid to reimburse Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(2)    The increase in travel and other expense is primarily due to increases in the Company’s business travel, insurance and other related expenses for our products and services companies in the 2024 period.
Other. Other operating expense increased $10.6 million, or 61.8%, to $27.8 million for the 2024 period compared to the 2023 period. Other operating expense primarily includes the operating expenses of our insurance subsidiary Warwick and the cost of goods sold, royalties and operating expenses associated with RED, OpenKey and Pure Wellness. The increase in the 2024 period was primarily due to an increase of $7.4 million of expenses related to Warwick, which was incorporated in December 2023, and an increase of approximately $4.4 million of RED’s operating expenses. Other operating expenses for the 2023 period includes a loss on the sale of FF&E previously leased to Ashford Trust of $1.0 million under the Ashford Trust ERFP agreement.
Reimbursed Expenses. Reimbursed expenses increased $21.5 million to $338.5 million during the 2024 period compared to $317.0 million for the 2023 period primarily due to increased expenses incurred by Remington.
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

	Nine Months Ended September 30,
	2024	2023	$ Change
Cost reimbursement revenue	$338,351	$317,094	$21,257
Reimbursed expenses	338,482	317,023	21,459
Net total	$(131)	$71	$(202)
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $422,000 and losses of $1.2 million for the 2024 period and the 2023 period, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our condensed consolidated financial statements.

Interest Expense. Interest expense increased $2.6 million to $12.5 million during the 2024 period compared to $9.9 million for the 2023 period. The increase is primarily due to an increase in the balance of the Company’s notes payable under our Credit Facility in the 2024 period compared to the 2023 period. Interest expense in the 2024 period and the 2023 period included expense of $9.7 million and $7.6 million, respectively, related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates during the 2024 period. The average SOFR rates in the 2024 period and the 2023 period were 5.30% and 4.90%. The average Prime Rates in the 2024 period and the 2023 period were 8.48% and 8.10%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $823,000 and $775,000 for the 2024 period and the 2023 period, respectively. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 5 in our condensed consolidated financial statements.
Interest Income. Interest income was $2.0 million and $1.2 million for the 2024 period and the 2023 period, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in the 2024 period.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 and $160,000 for the 2024 period and the 2023 period, respectively. The realized loss on investments for the 2023 period primarily related to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 7 in our condensed consolidated financial statements.
Other Income (Expense). Other income was $1.4 million and $259,000 in the 2024 period and the 2023 period, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $5.0 million from $1.6 million in expense in the 2023 period to $6.6 million in expense in the 2024 period. Current income tax expense increased by $552,000 from $3.5 million in the 2023 period to $4.0 million in the 2024 period. Deferred income tax expense increased by $4.4 million from a benefit of $1.8 million in the 2023 period to expense of $2.6 million in the 2024 period. The increase in our total income tax expense for the 2024 period is primarily due to an increase in current tax liabilities associated with foreign tax expense from our investment in foreign affiliates and the increase in our equity in earnings of REA Holdings. Our deferred income tax expense increased significantly in comparison to the 2023 period as a result of our ability to utilize certain loss carryforwards in the 2023 period along with other deferred tax expense adjustments resulting from equity in earnings and state tax law legislative changes.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated a loss of $431,000 in the 2024 period and $692,000 in the 2023 period. See notes 2 and 10 in our condensed consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated income of $96,000 and $399,000 in the 2024 period and the 2023 period, respectively. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 11 in our condensed consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $683,000 to $27.8 million during the 2024 period compared to $27.1 million for the 2023 period primarily due to compounding dividends incurred in the 2024 period related to undeclared Series D Convertible Preferred Stock dividends from the second quarter of 2024 and the fourth quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements consist primarily of funds necessary to pay for operating expenses primarily attributable to paying our employees, investments and other capital expenditures to grow our businesses, interest and principal payments on our Credit Facility and our subsidiaries’ borrowings and dividends on the Series D Convertible Preferred Stock. We expect to meet our liquidity requirements generally through net cash provided by operations, existing cash balances and borrowings under our Credit Facility or other loans, which we believe will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses. Additionally, the Company estimates that the deregistration of its common stock under the Exchange Act will result in annual savings of approximately $2.5 million per year in expenses previously associated with being a publicly traded company.
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
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of September 30, 2024, the Company was in compliance with all covenants or other requirements related to the Credit Agreement and was in compliance with all covenants or other requirements related to debt held by our subsidiaries. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the Daily Adjusting SOFR Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. On July 11, 2024, the INSPIRE Amendment was amended to increase the maximum amount available under the equipment note from $4.0 million to $7.0 million.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $42.0 million and $39.8 million as of September 30, 2024 and December 31, 2023, respectively. For further discussion see note 5 in our condensed consolidated financial statements.

Preferred Stock Dividends—As of September 30, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $38.9 million, which relates to the second quarter of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On April 14, 2024, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2024. On September 25, 2024, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2024. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 9, 2024.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $47.6 million and $28.5 million at September 30, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.”
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
Sources and Uses of Cash
As of September 30, 2024 and December 31, 2023, we had $63.6 million and $52.1 million of cash and cash equivalents, respectively, and $16.2 million and $23.2 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC, Ashford Services and Warwick and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in insured cash sweep accounts, which are fully insured by the FDIC. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest and principal payments and strategic acquisitions to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $32.5 million for the nine months ended September 30, 2024 compared to net cash flows provided by operating activities of $9.9 million for the nine months ended September 30, 2023. The increase in cash flows from operating activities were primarily due to the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.

Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2024, net cash flows used in investing activities were $20.0 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $16.2 million, cash paid for TSGF L.P.’s investment of $4.6 million, cash paid for asset acquisitions of $268,000 and payments totaling $214,000 to acquire the remaining noncontrolling interest in Pure Wellness. These were offset by cash inflows of $948,000 in proceeds received from the sale of FF&E and $337,000 in proceeds from the repayment of a note receivable.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2024, net cash flows used in financing activities were $7.9 million. These cash flows consisted of $31.5 million of payments on revolving credit facilities, $8.7 million of dividend payments on the Series D Convertible Preferred Stock, $6.9 million of payments for the repurchase of common stock, $3.6 million of payments on notes payable, $325,000 of payments on finance leases, $172,000 of distributions to noncontrolling interests and $100,000 of payments of contingent consideration from our acquisition of Alii Nui in the first quarter of 2023. These were offset by $34.0 million of proceeds from borrowings on revolving credit facilities, $6.8 million of cash contributions from investors purchasing equity in our consolidated subsidiary TSGF L.P. and $2.6 million of proceeds from borrowings on notes payable.
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
Interest Rate Risk—At September 30, 2024, our total indebtedness of $143.0 million included $134.9 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rates on the outstanding balance of variable-rate debt at September 30, 2024 would be approximately $1.3 million annually. Interest rate changes have no impact on the remaining $8.1 million of fixed rate debt.

The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
As disclosed in our Annual Form 10-K for the year ended December 31, 2023, a material weakness was identified during the Company’s financial statement close process for the fourth quarter of 2023 and preparation of the 2023 Form 10-K solely as it pertains to the Company’s new insurance subsidiary, Warwick, that was formed in December 2023, and more specifically solely related to management’s review control over evaluating whether the revenue and expense from the one-time transfer of the casualty insurance loss portfolio to Warwick should eliminate in consolidation. To remediate this material weakness, during the nine months ended September 30, 2024, we modified our existing control related to the accounting for the elimination in consolidation of Warwick’s revenue and expense to ensure that our consolidated financial statements as of and for the three and nine months ended September 30, 2024 are prepared in accordance with U.S. GAAP. The Company concluded that the control was operating effectively as of September 30, 2024. As a result, management concluded that the material weakness was remediated as of September 30, 2024.
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than the remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The Court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the Court requested that the parties submit stipulations for the Court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. The Court has ordered the parties to complete a second mediation no later than January 31, 2025. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint which is currently pending before the Court.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Other than as set forth below, as of September 30, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
The Company has voluntarily delisted its common stock from the NYSE American and intends to deregister the Company’s common stock under the Exchange Act, which will result in less disclosure about the Company and will result in the Company’s stockholders not having the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

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
At the Special Meeting held on July 22, 2024, the Company’s stockholders approved proposals necessary to implement the Transaction as part of the Company’s plan to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American. At the Special Meeting, the Company’s stockholders voted to effect the Reverse Stock Split, which was immediately followed by the Forward Stock Split.
The Reverse Stock Split and the Forward Stock Split were effected on July 29, 2024 at 5:01 p.m. Eastern Time and 5:02 p.m. Eastern Time, respectively. As a result of the Transaction, each stockholder owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split received $5.00 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split, and such stockholders are no longer stockholders of the Company. Stockholders owning 10,000 or more shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any, and will instead remain stockholders in the Company holding, as a result of the Forward Stock Split, the same number of shares of common stock as such stockholders held immediately before the effective time of the Reverse Stock Split. The intended effect of the Transaction was to reduce the number of record holders of the Company’s common stock to fewer than 300 so that the Company would be eligible to terminate the public registration of the Company’s common stock under Section 12(g) of the Exchange Act, suspend the Company’s duty to file periodic reports and other information with the SEC under Section 13(a) of the Exchange Act, and delist the Company’s common stock from the NYSE American.
The Company delisted its common stock on July 29, 2024. On August 8, the Company filed a Form 15 with the SEC to terminate the registration of the Company’s common stock under Section 12(g) of the Exchange Act, and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. The Form 15 became effective on November 6, 2024. The Company expects its reporting obligations will be automatically suspended as of January 1, 2025 pursuant to Rule 15d-6 of the Exchange Act.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
July 1 to July 31	1,372,792	(3)	$5.00	(4)	1,372,400	$20,000,000
August 1 to August 31	—		$—		—	$20,000,000
September 1 to September 30	—		$—		—	$20,000,000
Total	1,372,792		$5.00		1,372,400
________
(1) On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the three months ended September 30, 2024.
(2) Represents the common shares repurchased by the Company in the Transaction as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
(3) There is no cost associated with the forfeiture of 14 restricted shares of our common stock in July.
(4) Includes 378 restricted shares that were withheld to cover tax-withholding requirements in July related to the vesting of restricted shares of our common stock issued to employees pursuant to the Company’s stock incentive plan.
ITEM 3.DEFAULT UPON SENIOR SECURITIES
As of September 30, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $38.9 million, which relates to the second quarter of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our condensed consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $47.6 million and $28.5 million at September 30, 2024 and December 31, 2023, respectively, are recorded as a liability in our condensed consolidated balance sheets as “dividends payable.” As previously disclosed, each share of Series D Convertible Preferred Stock accrues cumulative preferred dividends at the rate of 7.28% per annum and will participate in any dividend or distribution on the common stock in addition to the preferred dividends.
On April 14, 2024, the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first quarter of 2024. On September 25, 2024, the Board declared a cash dividend on the Company’s Series D Convertible Preferred Stock for the quarter ended September 30, 2024. The Company paid the dividend of $8.7 million, or $0.455 per share of Series D Convertible Preferred Stock, on October 9, 2024.
See note 11 in our condensed consolidated financial statements for a full description of all material terms of the Series D Cumulative Convertible Preferred Stock. The Series D Convertible Preferred Stock is beneficially held primarily by Mr. Monty J. Bennett, the Chairman of our Board and our Chief Executive Officer, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father.
ITEM 4.MINE SAFETY DISCLOSURES
None.

ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Amendment No. 2 to Third Amended and Restated Advisory Agreement
The Company, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Ashford Trust Advisory Agreement”).
On November 8, 2024, the parties to the Ashford Trust Advisory Agreement entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s Highland portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Ashford Trust Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of Ashford Trust and Ashford Trust OP should a Potential Company Change of Control (as defined in the Second Amendment) occur.
The foregoing description of the Second Amendment contained in this Item 5 does not purport to be complete and is subject to and qualified in its entirety by the full text of the Second Amendment, a copy of which is attached hereto as Exhibit 10.1.2 and incorporated herein by reference.
Amendment No. 1 to the Advisory Agreement
On November 7, 2024, the Company’s wholly-owned subsidiary Stirling REIT Advisors, LLC (“Advisor”) entered into Amendment No. 1 (the “Amendment”) to the Advisory Agreement (the “Original Advisory Agreement”) with Stirling, Stirling REIT OP, LP and Stirling TRS Corporation. Pursuant to the Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Original Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of Stirling, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.
The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety, by the full text of the Amendment and the Original Advisory Agreement, which are attached hereto as Exhibit 10.2.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

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
3.10
Certificate of Withdrawal of Certificate of Designation of Series E Preferred Stock of Ashford Inc., as filed with the Secretary of State of the State of Nevada on August 30, 2022 (incorporated by reference to Exhibit 3.2 of Form 8-K, filed on August 31, 2022) (File No. 001-36400)

10.1
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 15, 2024) (File No. 001-36400)

10.1.1
Amendment No. 1 to Third Amended and Restated Advisory Agreement, dated as of August 8, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1.1 of Form 10-Q filed on August 13, 2024) (File No. 001-36400)

10.1.2*
Amendment No. 2 to Third Amended and Restated Advisory Agreement, dated as of November 8, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC

10.2
Advisory Agreement by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2023) (File No. 001-36400)

10.2.1*	Amendment No. 1 to Advisory Agreement, dated as of November 7, 2024, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC
10.3
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.73 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.4
Amended and Restated Master Project Management Agreement, dated March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Premier Project Management LLC (incorporated by reference to Exhibit 10.74 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.5
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.75 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.6
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.76 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.7†
Separation/Consulting Agreement, dated as of June 30, 2024, by and among J. Robison Hays, III, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 3, 2024) (File No. 001-36400)

10.8
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.7 of Form 10-Q filed on August 13, 2024) (File No. 001-36400)

10.9
First Amendment to Second Consolidated, Amended and Restated Hotel Master Management Agreement by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 12, 2024) (File No. 001-36400)

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
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2024, are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity (Deficit); (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD INC.

Date:	November 13, 2024	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 13, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer