Form 10-K
period 2024-12-31
Ashford Inc.
filed 2025-03-14
CIK 1604738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2024, the aggregate market value of 2,258,862 shares of the registrant’s common stock held by non-affiliates was approximately $11,091,012.
As of March 12, 2025, the registrant had 1,648,790 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2024

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” and the “Company” refer to Ashford Inc., a Nevada corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Advisors LLC, a Delaware limited liability company, which we refer to as “Ashford LLC” or “our operating company”; Ashford Hospitality Holdings LLC, a Delaware limited liability company, which we refer to as “Ashford Holdings” or “AHH”; Ashford Hospitality Services LLC, a Delaware limited liability company, which we refer to as “Ashford Services”; Premier Project Management LLC, a Maryland limited liability company, which we refer to as “Premier Project Management” or “Premier”; Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which we refer to as “Remington”; and Warwick Insurance Company, LLC, an insurance company licensed by the Texas State Department of Insurance, which we refer to as “Warwick.” “Braemar” refers to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Stirling” refers to Stirling Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries. Stirling REIT OP, LP, a Delaware limited partnership, which we refer to as “Stirling OP”, is Stirling’s operating partnership, however, Stirling OP is consolidated by Ashford Trust as of December 31, 2024.
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
•changes to tariffs or trade policies;
•macroeconomic conditions, such as a prolonged period of weak economic growth, inflation and volatility in capital markets;
•uncertainty in the banking sector and market volatility due to bank failures;
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

PART I
Item 1. Business
Our Company and Our Business Strategy
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust, Braemar, Stirling and our consolidated subsidiary, the Texas Strategic Growth Fund, L.P. (“TSGF L.P.”). We became a public company in November 2014, and our common stock was listed on the NYSE American LLC (the “NYSE American”) until the Company delisted its common stock on July 29, 2024. On August 8, 2024, the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. The Form 15 became effective on November 6, 2024, and the Company’s reporting obligations were automatically suspended as of January 1, 2025, pursuant to Rule 15d-6 of the Exchange Act. Following the filing of this Annual Report on Form 10-K, we will cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. We do intend to continue to prepare annual financial statements, and we currently intend to continue to have our financial statements audited by a public accounting firm to the extent required by the Company’s contractual agreements. We do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company.
As of December 31, 2024, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust, Braemar and Stirling, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of our common stock, which represented an approximately 46.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,395,281 shares of Ashford Inc. common stock, which if converted as of December 31, 2024 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 84.9%.
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
For the year ended December 31, 2024, we earned advisory services fees of $32.9 million and $15.0 million from Ashford Trust and Braemar, respectively, of which $0, and $1.2 million were incentive fees. Advisory services fees from Ashford Trust for the year ended December 31, 2024 includes $932,000 of advisory services fees from Stirling OP. For the year ended December 31, 2023, we earned advisory services fees of $33.2 million and $14.3 million from Ashford Trust and Braemar, respectively, of which $0 and $268,000 were incentive fees. Advisory services fees from Ashford Trust for the year ended December 31, 2023 includes $67,000 of advisory services fees from Stirling OP.
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
Hotel Management Services. As of December 31, 2024, we provide hotel management services to 50 properties for Ashford Trust, four properties for Braemar, three properties for Stirling OP and 55 properties for third parties through our subsidiary, Remington. Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services.
In our hotel management business, Remington receives a base management fee based on gross revenues for each hotel, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index) and an incentive fee if a hotel meets and exceeds various thresholds based on hotel revenues and certain profitability targets. Additionally, Remington receives from certain third-party owned properties fixed monthly accounting fees, information technology fees, legal fees, and fees for revenue management services. For the year ended December 31, 2024, we earned hotel management fees of $25.7 million, $2.5 million and $24.0 million from Ashford Trust, Braemar and third-party clients, respectively. Hotel management fees from Ashford Trust for the year ended December 31, 2024 includes $587,000 of hotel management fees from Stirling OP. For the year ended December 31, 2023, we earned hotel management fees of $30.4 million, $2.5 million and $19.7 million from Ashford Trust, Braemar and third-party clients, respectively. Hotel management fees from Ashford Trust for the year ended December 31, 2023 includes $46,000 of hotel management fees from Stirling OP.
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
For these services, Premier receives fees based upon the applicable rate stated in the respective project management agreement with Ashford Trust, Braemar and Stirling or the applicable agreement with third-party clients. For the year ended December 31, 2024, we earned design and construction fees of $12.3 million, $10.8 million and $3.7 million from Ashford Trust, Braemar and third-party clients, respectively. Design and construction fees from Ashford Trust for the year ended December 31, 2024 includes $217,000 of design and construction fees from Stirling OP. For the year ended December 31, 2023, we earned design and construction fees of $15.9 million, $7.8 million and $4.0 million from Ashford Trust, Braemar and third-party clients, respectively. Design and construction fees from Ashford Trust for the year ended December 31, 2023 includes $263,000 of design and construction fees from Stirling OP.

Event Technology and Creative Communications Solutions. We provide an integrated suite of audio visual services, including event, hospitality, and creative services to third-party clients and, as of December 31, 2024, have contracts in place as the exclusive in-house provider of event technology and audio visual services at 22 hotels owned by Ashford Trust, eight hotels owned by Braemar and 86 hotels and six convention centers owned by third parties, respectively. We provide these services through Inspire Event Technologies Holdings, LLC, our subsidiary doing business as INSPIRE (“INSPIRE”).
INSPIRE generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the years ended December 31, 2024 and 2023, INSPIRE earned audio visual revenues of $167.1 million and $148.6 million, respectively. INSPIRE primarily contracts directly with customers to whom it provides audio visual services and recognizes the gross revenue collected from their customers by the hosting hotel or venue. For the year ended December 31, 2024, we earned audio visual revenue of $21.8 million, $10.9 million and $134.4 million from guests at Ashford Trust, Braemar and third-party properties, respectively. For the year ended December 31, 2023, we earned audio visual revenue of $22.9 million, $10.8 million and $114.9 million from guests at Ashford Trust, Braemar and third-party properties, respectively.
Watersports Activities, Travel, Concierge and Transportation Services. We provide watersports, travel, concierge and transportation services to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, RED Hospitality & Leisure LLC (“RED”).
RED generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2024, we earned revenue of $61,000, $2.9 million and $38.2 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2023, we earned revenue of $68,000, $2.3 million and $31.7 million from Ashford Trust, Braemar and third-party clients, respectively.
Mobile Room Keys and Keyless Entry Solutions. We provide mobile room keys and keyless entry solutions to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, OpenKey, Inc. (“OpenKey”).
OpenKey generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2024, we earned revenue of $92,000, $41,000 and $1.3 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2023, we earned revenue of $119,000, $38,000 and $1.4 million from Ashford Trust, Braemar and third-party clients, respectively.
Hypoallergenic Premium Room Products and Services. We provide hypoallergenic premium room products and services to Ashford Trust, Braemar and third-party clients through our subsidiary, PRE Opco LLC (“Pure Wellness”).
Pure Wellness generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. For the year ended December 31, 2024, we earned revenue of $1.4 million, $213,000 and $1.3 million from Ashford Trust, Braemar and third-party clients, respectively. For the year ended December 31, 2023, we earned revenue of $1.4 million, $210,000 and $818,000 from Ashford Trust, Braemar and third-party clients, respectively.
Debt Placement and Related Services. We provide debt placement and related services to Ashford Trust and Braemar through our subsidiary, Lismore Capital II LLC (“Lismore”).
In our debt placement and related services business, Lismore typically earns a fee equal to a percentage of the amount of debt sourced by Lismore. For the year ended December 31, 2024, we earned revenue of $3.4 million and $2.7 million from Ashford Trust and Braemar, respectively. For the year ended December 31, 2023, we earned revenue of $2.3 million and $2.4 million from Ashford Trust and Braemar, respectively.
Real Estate Advisory and Brokerage Services. We provide real estate advisory and brokerage services to Ashford Trust, Braemar and third-party clients through our subsidiary, in which we hold a noncontrolling interest, Real Estate Advisory Holdings LLC (“REA Holdings”). For the years ended December 31, 2024 and 2023, we recognized equity in earnings of $835,000 and a loss of $697,000, respectively, through REA Holdings.
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
For the year ended December 31, 2024, Ashford Securities earned cost reimbursement revenue of $11.8 million from Ashford Trust including $2.0 million of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust. For the year ended December 31, 2023, Ashford Securities earned cost reimbursement revenue of $5.1 million and $6.4 million from Ashford Trust and Braemar, respectively, including $1.8 million and $2.0 million of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust and Braemar, respectively.
Insurance Services. We provide insurance policies covering general liability, workers’ compensation and business automobile claims on behalf of our clients Ashford Trust, Braemar, Stirling and third parties through our insurance subsidiary Warwick, which is licensed by the Texas Department of Insurance. For the year ended December 31, 2024, Warwick recognized $13.1 million of revenue which primarily related to general liability, workers’ compensation and business automobile claims. For the year ended December 31, 2023, Warwick recognized $375,000 of revenue which primarily related to general liability and workers’ compensation insurance policies.
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
Company Change of Control. The sale or disposition by Ashford Trust of assets which would constitute a Company Change of Control was revised in order to provide Ashford Trust additional flexibility to dispose of underperforming assets negatively impacted by the COVID-19 pandemic. Commencing after the first anniversary of the effective date of the Second Amended and Restated Advisory Agreement, a Company Change of Control will include, the consummation of a sale or disposition by Ashford Trust of assets constituting 20% of the gross book value of Ashford Trust’s assets over any one-year period, or the consummation of a sale or disposition by Ashford Trust of assets constituting 30% of the gross book value of Ashford Trust’s assets over any three-year period, exclusive in each case of assets sold or contributed to a platform also advised by the Company and certain other exceptions set forth in the Third Amended and Restated Advisory Agreement with Ashford Trust (the “Third Amended and Restated Advisory Agreement”). On August 8, 2024, the Company, Ashford LLC, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the advisory agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) (the “Outside Date”) for purposes of determining whether a Company Change of Control (as defined in the advisory agreement) has occurred, from May 31, 2025 to August 31, 2025. On November 8, 2024, the Company, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”) which further extended the Outside Date from August 31, 2025 to November 30, 2025 and placed certain limitations on the operations of Ashford Trust and Ashford Trust OP should a Potential Company Change of Control (as defined in the Second Amendment) occur. On March 10, 2025, the Company, Ashford LLC, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation entered into Amendment No. 3 to the Third Amended and Restated Advisory Agreement which further extended the Outside Date from November 30, 2025 to March 31, 2026.

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
plus, in either case, a gross-up amount for federal and state tax liability, based on an assumed combined tax rate of 40%; provided, that, notwithstanding the foregoing, the minimum amount of any termination fee calculated as of any date of determination shall be the greater of (i) the fee that would have been payable hereunder had such termination fee been calculated as of December 31, 2024 and (ii) the fee calculated hereunder as of such date of determination. Any such termination fee will be payable on or before the termination date.
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
Equity Compensation. To incentivize our employees, officers, consultants, non-employee directors, affiliates and representatives to achieve the goals and business objectives of each of Ashford Trust and Braemar, as established by the boards of directors of such entities, in addition to the base fee and the incentive fee described above, the boards of directors of each of Ashford Trust and Braemar have the authority to make annual equity awards and, during the first and second fiscal quarters of calendar years 2023, 2024 and 2025, deferred cash incentive compensation directly to our employees, officers, consultants and non-employee directors, based on achievement of certain financial and other objectives established by such board of directors.
Expense Reimbursement. We are responsible for all wages, salaries, cash bonus payments and benefits related to our employees providing services to Ashford Trust or Braemar (including any of the officers of Ashford Trust or Braemar who are also officers or employees of our company), with the exception of any equity compensation and, during the first and second fiscal quarters of calendar years 2023, 2024 and 2025, deferred cash incentive compensation awarded by Ashford Trust or Braemar to our employees. We are also responsible for the provision of certain internal audit, asset management and risk management services and the international office expenses described below. Ashford Trust and Braemar are each responsible to pay or reimburse us monthly for all other costs we incur on behalf of such entities or in connection with the performance of our services and duties to such companies, including, without limitation, tax, legal, accounting, advisory, investment banking and other third-party professional fees, director fees, insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreements), debt service, taxes, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by such companies, including the value of awards made by companies to our employees, and any other costs which are reasonably necessary for the performance by us of our duties and functions, including any expenses incurred by us to comply with new or revised laws or governmental rules or regulations that impose additional duties on Ashford Trust or Braemar or us in our capacity as advisor to such entities. In addition, each of Ashford Trust and Braemar pays a pro rata share of our office overhead and administrative expenses incurred in the performance of our duties and functions under the advisory agreements. There is no specific limitation on the amount of such reimbursements.
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
With respect to Stirling, the Company will advance on Stirling’s behalf certain of its organizational and offering expenses and general and administrative expenses through December 31, 2025, at which point Stirling will reimburse the Company for all such advanced expenses ratably over the 120 months following such date.
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
General. Remington has a master hotel management agreement with Ashford Trust (the “Ashford Trust Master Hotel Management Agreement.”) Pursuant to the Ashford Trust Master Hotel Management Agreement, Remington manages 50 of Ashford Trust’s 69 hotel properties as of December 31, 2024. The Ashford Trust Master Hotel Management Agreement will also govern the management of hotels Ashford Trust acquires in the future that are managed by Remington, which has the right to manage and operate hotel properties Ashford Trust acquires in the future unless Ashford Trust’s independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in Ashford Trust’s best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager could perform the management duties materially better than Remington for the particular hotel. See “Our Hotel Management

Agreements, Project Management Agreements and Mutual Exclusivity Agreements with each of Ashford Trust and Braemar—Ashford Trust Hotel Management Mutual Exclusivity Agreement-—Exclusivity Rights of Remington.”
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
Term. The initial term of the Ashford Trust hotel management MEA was 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
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
Ashford Trust Project Management Agreement
Pursuant to our Ashford Trust Project Management Agreement, Ashford TRS Corporation, a subsidiary of Ashford Trust OP, and certain of its affiliates (collectively, “Ashford Trust TRS”) has appointed Premier as its sole, exclusive and continuing manager (a) to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or leased by Ashford Trust TRS (collectively, “Ashford Trust Hotels”) (“Project Management Services”), (b) in the event the site was acquired for the development and construction of a hotel, to provide development and construction services (“Development Services”) and/or (c) to provide architectural, construction management, interior design, and property and equipment purchasing services (“Market Services”) (all collectively referred to as, “Project Services”).
The Ashford Trust Project Management Agreement provides that Premier shall be paid (a) a project management fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget, both hard and soft, until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Ashford Trust Hotel, whereupon the design and construction fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold, (b) a development fee equal to four percent of the total project costs both hard and soft and (c) market service fees as follows: (i) architectural equal to six and one-half percent of total construction costs; (ii) construction management for projects without a general contractor equal to ten percent of total construction costs; (iii) interior design equal to six percent of the purchase price of the property and equipment designed or selected by Premier; and (iv) property and equipment purchasing equal to eight percent of the purchase price of the property and equipment purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to six percent of the property and equipment purchase price in excess of $2.0 million for such hotel in such calendar year. The project management service fee, the development service fee, and the market service fees will be paid monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service.
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
Term. The initial term of the Braemar hotel management MEA was 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
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
Braemar Project Management Agreement
Pursuant to our Braemar Project Management Agreement, Braemar TRS Corporation, a subsidiary of Braemar OP, and certain of its affiliates (collectively, “Braemar TRS”) has appointed Premier as its sole, exclusive and continuing manager (a) to manage, coordinate, plan and execute the capital improvement budget and all major repositionings of hotels owned or leased by Braemar TRS (collectively, “Braemar Hotels”) (“Project Management Services”), (b) in the event the site was acquired for the development and construction of a hotel, to provide development and construction services (“Development Services”) and/or

(c) to provide architectural, construction management, interior design, and property and equipment purchasing services (“Market Services”) (all collectively referred to as, “Project Services”).
The Braemar Project Management Agreement provides that Premier shall be paid (a) a project management fee equal to four percent of the total project costs associated with the implementation of the capital improvement budget, both hard and soft, until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of five percent of the gross revenues of the applicable Braemar Hotel, whereupon the design and construction fee shall be reduced to three percent of the total project costs in excess of the five percent of gross revenue threshold, (b) a development fee equal to four percent of the total project costs both hard and soft and (c) market service fees as follows: (i) architectural equal to six and one-half percent of total construction costs; (ii) construction management for projects without a general contractor equal to ten percent of total construction costs; (iii) interior design equal to six percent of the purchase price of the property and equipment designed or selected by Premier; and (iv) property and equipment purchasing equal to eight percent of the purchase price of the property and equipment purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to six percent of the property and equipment purchase price in excess of $2.0 million for such hotel in such calendar year. The project management service fee, the development service fee, and the market service fees will be paid monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service.
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
In connection with the acquisition of the hotel management business conducted by Remington Lodging which closed on November 6, 2019, the Company, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., MJB Investments, LP, Mr. James L. Cowen, Mr. Jeremy Welter, Mr. Mark A. Sharkey, Ms. Marissa A. Bennett and other related parties entered into an investor rights agreement (the “Investor Rights Agreement”) governing the relationship of such parties subsequent to such closing. The Investor Rights Agreement superseded and replaced the previously existing investor rights agreement, dated August 8, 2018, in all respects.
Board Designation Rights. For so long as the holders of Series D Convertible Preferred Stock (together with each person that succeeds to their respective interests as the result of a transfer permitted under the Investor Rights Agreement, the “Covered Investors”) beneficially own no less than 20% of the issued and outstanding shares of our common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis), Mr. Monty J. Bennett, during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.), and Mr. Archie Bennett, Jr., during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.) for election as a member of our board of directors (each, a “Seller Nominee”). Mr. Monty J. Bennett serves as the Seller Nominee of Mr. Monty J. Bennett, and Mr. Mark A. Sharkey serves as the Seller Nominee of Mr. Archie Bennett, Jr.
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
Affordable Care Act. Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a variety of laws, regulations and policies including the employer mandate provisions of the Affordable Care Act (“ACA”), which imposes penalties on employers failing to offer affordable, minimum value health care coverage to substantially all full-time equivalent employees and their dependents. We do not anticipate incurring any significant penalties under the ACA. Any such penalty would be based on the number of full-time employees. As of December 31, 2024, we had 101 full-time domestic corporate employees and approximately 8,700 employees at our consolidated subsidiaries that provide products and services primarily to the lodging industry.
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
Employees
At December 31, 2024, we had a total of 101 corporate employees who directly or indirectly perform various acquisition, development, asset and investment management, capital markets, accounting, risk management, legal, redevelopment, and corporate management functions for Ashford Inc., Ashford Trust, Braemar and Stirling. Employees at our consolidated subsidiaries provide products and services primarily to the lodging industry, including hotel management, design and construction, event technology and other services. As of December 31, 2024, our consolidated subsidiaries had a total of approximately 8,700 employees.

Access To Reports and Other Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the SEC’s website at www.sec.gov and can also be made available in print upon request. We also maintain a website at www.ashfordinc.com and use our website to distribute certain company information, and such information may be deemed material. The contents of our website are not, however, a part of this report.
As of January 1, 2025, the Company’s reporting obligations were automatically suspended pursuant to Rule 15d-6 of the Exchange Act. As such, we recently rescinded certain previously publicly available corporate governance policies, including our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. These policies were rescinded following a determination by our Board that they are no longer necessary or appropriate for the effective governance of the Company, which is no longer listed on the NYSE American and therefore no longer has an obligation to comply with NYSE American rules or continued listing standards and, following the filing of this report with the SEC, will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company.

Item 1A. Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
•changes in interest rates;
•changes to tariffs or trade policies;
•macroeconomic conditions, such as a prolonged period of weak economic growth, inflation and volatility in capital markets;
•uncertainty in the banking sector and market volatility due to bank failures;
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
The economic outlook in the United States is uncertain and may face recessionary concerns resulting from slowing gross domestic product growth, rising inflation, high interest rates, supply chain disruptions, the conflict between Russia and Ukraine and the Israel-Hamas conflict. Because economic conditions in the United States may affect demand within the hospitality industry and our subsidiaries’ businesses, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, tariffs and trade barriers, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates. President Trump has indicated that his administration is likely to impose significant tariffs on imported goods. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. If our financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
We have limited experience in operating an insurance business, and our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive.

Through Warwick, we entered into the business of providing insurance policies covering general liability, workers’ compensation and business automobile claims to certain affiliates of the Company, their advisees and certain unrelated entities in contractual relationships with the Company’s affiliates. Warwick is licensed by the Texas Department of Insurance. The insurance business subjects us to additional laws and regulations and involves additional risks, including risks relating to regulatory oversight and examinations, risks related to compliance with capital maintenance requirements, and increased risks of litigation. The Company did not have prior experience in operating an insurance business, which enhances these risks. Expanding our business into the realm of insurance involves a number of risks, including the required investment of capital and other resources, increasing demands on our operational and management systems and controls, the diversion of management’s attention from our core business, and our ability to implement an effective marketing strategy to promote awareness of our insurance products. The insurance industry is highly competitive, and many of our competitors have well-established national reputations, substantially more capital and significantly greater marketing and management resources. Because of the competitive nature of the insurance industry, including competition for customers, agents and brokers, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our ability to grow our business and to maintain profitable operating results.
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
We have in the past, and may in the future, make certain strategic acquisitions of complementary businesses. Our acquisitions may not achieve our goals, and we may not realize benefits from acquisitions. Any integration process will require significant time and resources, and we may not be able to manage the process successfully or fully realize all of the anticipated benefits and synergies from our acquisitions. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Further, the companies we acquire may require increases in working capital and capital expenditure investments to fund their growth, and may not achieve anticipated revenue, earnings or cash flows, including as a result of the loss of any key employees or unexpected declines in hotel occupancy and/or revenue per available room.
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
We may purchase some of our information technology from vendors, on whom our systems depend, and rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications are subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, we have dedicated additional resources to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner.
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
We are a holding company and, thus, do not conduct material activities other than activities incidental to holding equity interests of our subsidiaries. We are dependent on the profitability of our legacy advisory business and the acquired hotel management business and project management business, and the ability of our subsidiaries in which these businesses operate to generate cash. As a result, we are substantially dependent on the ability of our subsidiaries to fund cash needs. If our subsidiaries are less profitable than anticipated, our cash flows will be negatively affected, which could have a material adverse effect on our stock price.
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
For so long as the holders of Series D Convertible Preferred Stock hold at least 20% of the issued and outstanding shares of our common stock (on an as-converted basis), Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, are collectively entitled to nominate two individuals as members of our board of directors one of whom is currently Mr. Monty J. Bennett and the other of whom is currently Mr. Mark A. Sharkey. If we fail to make two consecutive full dividend payments to the holders of the Series D Convertible Preferred Stock, then Mr. Archie Bennett, Jr., during his lifetime, and Mr. Monty J. Bennett, during his lifetime, will each be entitled to nominate one additional individual as a member of our board of directors and the size of our board of directors may be increased by up to two directors to accommodate these two additional nominees. In furtherance of the foregoing, each of the holders of Series D Convertible Preferred Stock has agreed that they will vote all of their Series D Convertible Preferred Stock, and consent to any action by the holders of the Series D Convertible Preferred Stock without a meeting as permitted under appropriate state law, as may be directed by Mr. Archie Bennett, Jr., or Mr. Monty J. Bennett, respectively, in connection with their nomination of the individuals to fill such seats on our board of directors. The Bennetts and certain of their affiliates, therefore, would likely have increased control over our operations and management.
As of December 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $48.3 million, which relates to the second and fourth quarters of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On each of April 12, 2024 and October 9, 2024 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and third quarters of 2024. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although the Company missed the dividend payments disclosed above, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
The Company voluntarily delisted its common stock from the NYSE American and deregistered the Company’s common stock under the Exchange Act, which will result in less disclosure about the Company and will result in the Company’s stockholders not having the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
We have filed a Form 25 and Forms 15 with the SEC to deregister and delist our stock. As a result, our stock is no longer listed on the NYSE American and trading in our stock will only occur in privately negotiated sales and potentially on the OTC Pink Sheets, if one or more brokers continues to choose to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading. Because of the limited liquidity for our common stock, the termination of our obligation to publicly disclose financial and other information, and the deregistration of our common stock under the Exchange Act, our stockholders may potentially experience a significant decrease in the value of their common stock.
Following the filing of this Annual Report on Form 10-K, we will cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. We do intend to continue to prepare annual financial statements and we currently intend to continue to have our financial statements audited by a public accounting firm to the extent required by the Company’s contractual agreements, but we do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company. Thus, our stockholders will have significantly less information about the Company and our business, operations, and financial performance than they have previously. We will continue to hold stockholder meetings as required under Nevada law, including annual meetings, or to take actions by written consent of our stockholders in lieu of meetings.
Further, the Company’s stockholders will no longer have the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act applicable to the Company and the Company’s directors, officers and major stockholders, including the short-swing profit provisions of Section 16, the proxy solicitation rules under Section 14, the stock ownership reporting rules under Section 13, provisions relating to personal attestation by officers about accounting controls and procedures potential criminal liability regarding the disclosure by the Company. Additionally, we do not have the ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we have a decreased ability to use stock to acquire other companies.
Additionally, our public reporting obligations could be reinstated if on the first day of any fiscal year we have more than 300 stockholders of record, in which instance we would be required to resume reporting pursuant to Section 15(d) of the Exchange Act.
Because our common stock is not listed on a national securities exchange, it is less liquid and its price may be negatively impacted by factors that are unrelated to our operations.
Because our common stock is not listed on a national securities exchange, it is less liquid and its price may be negatively impacted by factors that are unrelated to our operations. There is no assurance that a sufficient market will develop in our common stock, in which case it could be difficult for stockholders to sell their shares of common stock. Even if one or more brokers chooses to make a market for our common stock on an over-the-counter market and complies with the applicable regulatory requirements, the market price of our common stock could fluctuate substantially in response to various factors and events, many of which are beyond our control, including the following:
•the other risk factors described in this Form 10-K;
•changes in securities analysts’ estimates of the financial performance of us or our competitors or the financial performance of companies in the hospitality industry generally;
•general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise, and the market price of our common stock;
•availability, terms and deployment of capital;
•political instability, terrorism, or war;
•the outcome of pending and future legal proceedings, investigations, tax assessments, and other claims; and
•trading volume in our common stock.
There can be no assurance that any public market for our common stock will exist in the future or that we will choose or be able to relist our common stock on a national securities exchange.
Risks Related to Conflicts of Interest
The Company has amended its bylaws to, among other things, disband the Nominating and Corporate Governance Committee of the Board in order to streamline operations of the Company.
The Board disbanded our Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) in January 2025 after reaching the determination that it is no longer necessary or appropriate for the effective governance of the Company, which is no longer listed on the NYSE American and therefore no longer has an obligation to comply with NYSE American rules or continued listing standards and, following the Company’s filing of this Form 10-K, will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company. Accordingly, with respect to our lack of a Nominating Committee, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.
Certain affiliated stockholders have the ability to control significant corporate activities of the Company and their interests may differ from the interests of our other stockholders.
As of December 31, 2024, the Bennetts directly or indirectly beneficially owned approximately 84.9% of our outstanding common stock (including shares and all unpaid accrued and accumulating dividends of Series D Convertible Preferred Stock on an as-converted basis.) Following the expiration of certain time and voting restrictions in the Investor Rights Agreement on August 8, 2023, the Bennetts gained control of a majority of the voting power of our equity securities. As a result, the Bennetts may be able to influence or effectively control the decisions of the Company and the holders of Series D Convertible Preferred Stock may, depending on the circumstances at the time, have the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, at such time, the holders of our Series D Convertible Preferred Stock may be able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of the Company that could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company.
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
As of December 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $48.3 million, which relates to the second and fourth quarters of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On each of April 12, 2024 and October 9, 2024 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and third quarters of 2024. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
If the Company fails to make the full dividend payment on the Series D Convertible Preferred Stock in two consecutive quarters, Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett will each be entitled to nominate one additional individual as a member of our board of directors. Additionally, the dividend rate on the Series D Convertible Preferred Stock will increase to 10% per year, until the unpaid preferred dividends have been paid in full. Although the Company missed the dividend payments disclosed above, we did not fail to make the full dividend payment for two consecutive quarters and therefore such board appointment rights and increase in interest payment will not apply. There is no assurance that the Company will not fail to make the full dividend payment in two consecutive quarters in the future.
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
Our deferred compensation plan has only one participant, Mr. Monty J. Bennett, our chairman and chief executive officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2027. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of five years, if he notifies the Company 12 months prior to the scheduled distributions.
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
On each of April 12, 2024 and October 9, 2024 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and third quarters of 2024. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
As of December 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $48.3 million, which relates to the second and fourth quarters of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. In addition, if we declare or pay a dividend on our common stock, the holders of the Series D Convertible Preferred Stock will participate, on an as-converted basis, in such dividend with the holders of our common stock. The Series D Convertible Preferred Stock will vote together with the holders of our common stock as a single class on all matters, with the number of votes attributable to each share of Series D Convertible Preferred Stock determined on an as-converted basis, subject to the voting restrictions set forth in the Investor Rights Agreement. As a result of the Series D Convertible Preferred Stock’s superior rights relative to our common stock, including its right to participate in any dividends or other distributions to the holders of our common stock, the right of holders of our common stock to receive distributions from us may be diluted and is limited by such rights.
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

As of December 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $48.3 million, which relates to the second and fourth quarters of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On each of April 12, 2024 and October 9, 2024 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and third quarters of 2024. To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares.
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
As of December 31, 2024, our total indebtedness of $144.4 million included $137.9 million of variable-rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for preferred dividend payments, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described above under “We may incur additional debt at the corporate level from time to time, which may materially and adversely affect our financial condition and results of operations.”

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy. The Company’s information security program consists of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, sensitive data management, electronic communication, risk/security reporting, incident response planning and business continuation planning. The information technology department (“IT Department”), which includes the cybersecurity department (“IT Security Department”), is responsible for implementing such processes and coordinating with the Human Resources Department to align training and onboarding efforts with such processes. The IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, the IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging consultants to complete a benchmarking evaluation to compare the Company’s cybersecurity posture against peers and (ii) engaging a cybersecurity risk readiness and response company to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer and the Chief Technology Officer. The Cyber Incident Response team meets bi-weekly to review incidents that have occurred. The Chief Technology Officer reviews weekly reports which contain an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Chief Technology Officer provides such report to the Chief Financial Officer on a quarterly basis. The Audit Committee of the Board is then briefed each quarter on the occurrence of any cybersecurity incidents. The Board will also be provided an overview of the information security program on an annual basis, including updates on the IT team, IT training, implementation of IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.
Item 2. Properties
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Our consolidated businesses lease other office and warehouse facilities. See note 8 in our consolidated financial statements.
Item 3. Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The Court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the Court requested that the parties submit stipulations for the Court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals.

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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. The parties have reached an agreement, subject to final Court approval, to resolve the class action lawsuit. The amount of the class settlement is approximately $485,000. The Company expects the entire settlement amount to be reimbursed through insurance coverage. The hearing for final Court approval of the settlement is scheduled for August 27, 2025.
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
Our common stock was listed and traded on the NYSE American under the symbol “AINC” beginning November 13, 2014, until the Company delisted its common stock on July 29, 2024. See discussion in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Prior to November 13, 2014, there was no public market for our common stock. On March 12, 2025, there were approximately 36 holders of record.
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
No dividends on our common stock have been declared or paid as of and for the years ended December 31, 2024 and 2023.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,684,784	(2)	65.48	(2)	212,340	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,684,784		65.48		212,340
____________________
(1) As of December 31, 2024, 212,340 shares of our common stock, or securities convertible into 212,340 shares of our common stock, remained available for issuance under our 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 564,026 shares of our common stock, or securities convertible into 564,026 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2025.
(2) As of December 31, 2024, we have an obligation to issue 195,579 shares of our common stock with no strike price under our non-qualified deferred compensation plan (“DCP”) for Mr. Monty J. Bennett, our chairman and chief executive officer. The plan allows the participant to defer up to 100% of his base salary and bonus and select an investment fund for measurement of the deferred compensation obligation. Distributions under the DCP are made in cash, unless the participant has elected Ashford Inc. common stock as the investment option, in which case any such distributions would be made in Ashford Inc. common stock. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock which will be issued in quarterly installments over five years beginning in 2027. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of 5 years, if he notifies the Company 12 months prior to the scheduled distributions. See further discussion in the Risk Factors section and note 16 in our consolidated financial statements.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock for the period from December 31, 2019 through July 29, 2024 with the cumulative total return of the S&P 500 Stock Index and the Dow Jones Asset Manager Index for the period from December 31, 2019 through December 31, 2024. The graph assumes an initial investment of $100 in stock on December 31, 2019 with reinvestment of dividends.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON CUMULATIVE TOTAL RETURNS
Among Ashford Inc., the S&P 500 Stock Index and the Dow Jones Asset Manager Index

250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
07/29/2024
12/31/2024
Ashford Inc.
S&P 500
Dow Jones Asset Manager Index

Purchases of Equity Securities by the Issuer
Common Stock Repurchases—On December 5, 2017, the board of directors of Ashford Inc. approved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.001 per share having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the year ended December 31, 2024. The maximum aggregate dollar value that may yet be purchased under the Repurchase Program is $20 million.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan		Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	89,888	$5.00		10,321	(1)	$20,000,000
November 1 to November 30	297,500	$6.54	(2)	—		$20,000,000
December 1 to December 31	—	$—		—		$20,000,000
Total	387,388	$6.18		10,321
____________________
(1) Represents common shares repurchased by the Company in the Transaction as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
(2) Represents a privately-negotiated repurchase of common shares by the Company for a total purchase price of approximately $1.9 million.
Recent Sales of Unregistered Securities
On October 25, 2024, the Company issued and sold 16,187 common shares for gross proceeds of $81,000. The offers and sales of these shares were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The issuance of the shares did not involve a public offering, general solicitation or advertising and there were not any upfront selling commissions or dealer manager fees paid with respect to the sale of the common shares.
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
Overview
Ashford Inc., a Nevada corporation, is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries, including Ashford Trust, Braemar, Stirling and our consolidated subsidiary, TSGF L.P. We became a public company in November 2014, and our common stock was listed on the NYSE American until the Company delisted its common stock on July 29, 2024. On August 8, 2024, the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. The Form 15 became effective on November 6, 2024, and the Company’s reporting obligations were automatically suspended as of January 1, 2025, pursuant to Rule 15d-6 of the Exchange Act. Following the filing of this Annual Report on Form 10-K, we will cease to file annual, quarterly, current, and other reports and documents with the SEC, and stockholders will cease to receive annual reports and proxy statements. We do intend to continue to prepare annual financial statements, and we currently intend to continue to have our financial statements audited by a public accounting firm to the extent required by the Company’s contractual agreements. We do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company.
As of March 12, 2025, Mr. Monty J. Bennett, Ashford Inc.’s Chairman and Chief Executive Officer and the Chairman of Ashford Trust, Braemar and Stirling, and his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of our common stock, which represented an approximately 49.1% ownership interest in Ashford Inc., and owned 18,758,600 shares of our Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,400,836 shares of Ashford Inc. common stock, which if converted as of March 12, 2025 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford Inc. to approximately 86.1%.
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

We provide the personnel and services that we believe are necessary for each of our clients to conduct their respective businesses. We may also perform similar functions for new or additional platforms. In our capacity as an advisor, we are not responsible for managing the day-to-day operations of our client’s individual hotel properties, which duties are, and will continue to be, the responsibility of the hotel management companies that operate such hotel properties. Additionally, Remington, a subsidiary of the Company, operates certain hotel properties for Ashford Trust, Braemar, Stirling and third parties. As of December 31, 2024, Remington provided hotel management services to 112 properties that were open and operating, 55 of which were owned by third parties.
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
At the Special Meeting held on July 22, 2024, the Company’s stockholders approved proposals necessary to implement the Transaction (as defined below) as part of the Company’s plan to terminate the public registration of the Company’s common stock, suspend the Company’s duty to file periodic reports and other information with the SEC, and delist the Company’s common stock from the NYSE American. At the Special Meeting, the Company’s stockholders voted to effect a 1-for-10,000 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”), which was immediately followed by a 10,000-for-1 forward stock split of the Company’s Common Stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”).
The Reverse Stock Split and the Forward Stock Split were effected on July 29, 2024. As a result of the Transaction, each stockholder owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split received $5.00 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split, and such stockholders are no longer stockholders of the Company. Stockholders owning 10,000 or more shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any, and instead remained stockholders in the Company holding, as a result of the Forward Stock Split, the same number of shares of common stock as such stockholders held immediately before the effective time of the Reverse Stock Split.
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
Following the Transaction, we currently intend to continue to have our financial statements audited by a public accounting firm, but we do not intend to make such financial statements available to our stockholders, unless required by law or otherwise agreed to by the Company. The Company expects that the deregistration of its common stock under the Exchange Act will eliminate the significant expense required to comply with its Exchange Act reporting obligations and the SEC’s proxy rules. The Company estimates the annual savings will be approximately $2.5 million per year, including ongoing expenses for compliance with the Sarbanes-Oxley Act, and other accounting, legal, printing and other miscellaneous costs associated with being a publicly traded company.
As a result of the Transaction, the Company paid stockholders owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split a total of approximately $6.9 million to purchase approximately 1.4 million shares of the Company’s common stock. The last day of trading for the Company’s common stock was July 26, 2024 and the Company’s common stock is no longer traded on the NYSE American. Subsequent to the Transaction in the third quarter of 2024, the Company retired approximately 133,000 shares of our treasury stock with a carrying value of approximately $1.4 million on the retirement date.

Limited Waivers Under Advisory Agreement with Ashford Trust and Braemar
The Company, Ashford LLC (together with the Company, the “Advisor”), Braemar, Braemar OP and Braemar TRS Corporation are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Braemar Advisory Agreement”).
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
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Trust (the “2025 Ashford Trust Advisory Agreement Limited Waiver”). Pursuant to the 2025 Ashford Trust Advisory Agreement Limited Waiver, the Company and Ashford Trust waive the operation of any provision in our advisory agreement that would otherwise limit the ability of Ashford Trust in its discretion, at Ashford Trust’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Company.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Braemar (the “2025 Braemar Advisory Agreement Limited Waiver”). Pursuant to the 2025 Braemar Advisory Agreement Limited Waiver, the Company and Braemar waive the operation of any provision in our advisory agreement that would otherwise limit the ability of Braemar in its discretion, at Braemar’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Company.
Amendments to the Third Amended and Restated Advisory Agreement with Ashford Trust
The Company, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Ashford Trust Advisory Agreement”).
On August 8, 2024, the Company, Ashford LLC, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the advisory agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) (the “Outside Date”) for purposes of determining whether a Company Change of Control (as defined in the advisory agreement) has occurred, from May 31, 2025 to August 31, 2025. On November 8, 2024, the Company, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”) which further extended the Outside Date from August 31, 2025 to

November 30, 2025 and placed certain limitations on the operations of Ashford Trust and Ashford Trust OP should a Potential Company Change of Control (as defined in the Second Amendment) occur. On March 10, 2025, the Company, Ashford LLC, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation entered into Amendment No. 3 to the Third Amended and Restated Advisory Agreement which further extended the Outside Date from November 30, 2025 to March 31, 2026.
Amendment No. 1 to the Advisory Agreement with Stirling
On November 7, 2024, the Company’s wholly-owned subsidiary Stirling REIT Advisors, LLC (“Advisor”) entered into Amendment No. 1 (the “Amendment”) to the Advisory Agreement (the “Original Advisory Agreement”) with Stirling, Stirling REIT OP, LP and Stirling TRS Corporation. Pursuant to the Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Original Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of Stirling, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.
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
On July 25, 2024, the Company announced that Mr. W. Michael Murphy, a member of its Board, passed away on July 24, 2024. Prior to serving on the Board, Mr. Murphy served on the board of directors of Braemar from 2013 to 2015 and he served on the board of directors of Ashford Trust from 2003 to 2013. Upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed Mark A. Sharkey, PhD, as a director of the Company on October 15, 2024 to fill the vacancy on the Board and to serve until the Company’s next annual meeting of stockholders and until his successor is duly elected and qualified. Mr. Sharkey has not been appointed to any committee of the Board.
On January 15, 2025, the Company amended its bylaws to disband our Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) in order to streamline operations of the Company after reaching the determination that it is no longer necessary or appropriate for the effective governance of the Company. The Company is no longer listed on the NYSE American and, therefore, no longer has an obligation to comply with NYSE American rules or continued listing standards. Following the Company’s filing of this Form 10-K, we will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company.
Discussion of Presentation
The discussion below relates to the financial condition and results of operations of Ashford Inc. and entities which it controls. The historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
REVENUES:
Advisory services fees	$48,488	$47,948	$540	1.1%
Hotel management fees	52,222	52,561	(339)	(0.6)%
Design and construction fees	26,780	27,740	(960)	(3.5)%
Audio visual	167,109	148,617	18,492	12.4%
Other	64,925	43,433	21,492	49.5%
Cost reimbursement revenue	458,630	426,496	32,134	7.5%
Total revenues	818,154	746,795	71,359	9.6%
EXPENSES:
Salaries and benefits	94,455	92,144	(2,311)	(2.5)%
Cost of revenues for design and construction	8,127	11,666	3,539	30.3%
Cost of revenues for audio visual	120,005	108,754	(11,251)	(10.3)%
Depreciation and amortization	25,477	28,222	2,745	9.7%
General and administrative	60,346	46,276	(14,070)	(30.4)%
Other	36,932	25,281	(11,651)	(46.1)%
Reimbursed expenses	458,570	426,507	(32,063)	(7.5)%
Total expenses	803,912	738,850	(65,062)	(8.8)%
OPERATING INCOME (LOSS)	14,242	7,945	6,297	79.3%
Equity in earnings (loss) of unconsolidated entities	811	(702)	1,513	215.5%
Interest expense	(16,538)	(14,208)	(2,330)	(16.4)%
Amortization of loan costs	(1,108)	(1,051)	(57)	(5.4)%
Interest income	2,735	1,798	937	52.1%
Realized gain (loss) on investments	—	(80)	80	100.0%
Other income (expense)	2,434	747	1,687	225.8%
INCOME (LOSS) BEFORE INCOME TAXES	2,576	(5,551)	8,127	146.4%
Income tax (expense) benefit	(6,568)	544	(7,112)	(1,307.4)%
NET INCOME (LOSS)	(3,992)	(5,007)	1,015	20.3%
Net (income) loss from consolidated entities attributable to noncontrolling interests	(2)	880	(882)	(100.2)%
Net (income) loss attributable to redeemable noncontrolling interests	706	(501)	1,207	240.9%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(3,288)	(4,628)	1,340	29.0%
Preferred dividends, declared and undeclared	(37,234)	(36,193)	(1,041)	(2.9)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,522)	$(40,821)	$299	0.7%
Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders changed $299,000 to a $40.5 million loss for the year ended December 31, 2024 (the “2024 period”) compared to a $40.8 million loss for the year ended December 31, 2023 (the “2023 period”) as a result of the factors discussed below.
Total Revenues. Total revenues increased by $71.4 million, or 9.6%, to $818.2 million for 2024 compared to 2023 due to the following (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Advisory services fees:
Base advisory fees (1)	$46,787	$47,159	$(372)	(0.8)%
Incentive advisory fees (2)	1,179	268	911	339.9%
Other advisory revenue (3)	522	521	1	0.2%
Total advisory services fees revenue	48,488	47,948	540	1.1%

Hotel management fees:
Base management fees	37,751	37,651	100	0.3%
Incentive management fees	4,012	5,569	(1,557)	(28.0)%
Other management fees	10,459	9,341	1,118	12.0%
Total hotel management fees revenue (4)	52,222	52,561	(339)	(0.6)%

Design and construction fees revenue (5)	26,780	27,740	(960)	(3.5)%

Audio visual revenue (6)	167,109	148,617	18,492	12.4%

Other revenue:
Watersports, ferry and excursion services (7)	41,174	34,057	7,117	20.9%
Debt placement and related fees (8)	6,106	4,634	1,472	31.8%
Premiums earned (9)	13,051	375	12,676	3,380.3%
Cash management fees (10)	158	256	(98)	(38.3)%
Other services (11)	4,436	4,111	325	7.9%
Total other revenue	64,925	43,433	21,492	49.5%

Cost reimbursement revenue (12)	458,630	426,496	32,134	7.5%

Total revenues	$818,154	$746,795	$71,359	9.6%

REVENUES BY SEGMENT (13)
Advisory	$84,690	$78,960	$5,730	7.3%
Remington	453,396	424,322	29,074	6.9%
Premier	40,333	39,947	386	1.0%
INSPIRE	167,361	148,829	18,532	12.5%
RED	41,326	34,150	7,176	21.0%
OpenKey	1,410	1,586	(176)	(11.1)%
Corporate and other	29,638	19,001	10,637	56.0%
Total revenues	$818,154	$746,795	$71,359	9.6%
________
(1)The decrease in base advisory fees is primarily due to lower revenue of $227,000 and $145,000 from Ashford Trust and Braemar, respectively. See note 3 in our consolidated financial statements for discussion of the advisory services revenue recognition policy.
(2)The increase in incentive advisory fees is primarily due to Braemar’s annual total stockholder return meeting the relevant incentive fee thresholds during the 2024 measurement period. See further discussion of incentive advisory fees in note 3 in our consolidated financial statements.
(3)    Other advisory revenue from Braemar is a result of the $5.0 million cash payment received upon stockholder approval of the Fourth Amended and Restated Braemar Advisory Agreement in June 2017. The payment is included in “deferred income” on our consolidated balance sheets and is being recognized evenly over the initial 10-year term of the agreement.

(4)    The decrease in hotel management fees revenue is primarily due to a decrease of $1.4 million of incentive management fees from Ashford Trust partially offset by an increase of other management fees from third parties of $1.1 million. Other management fees primarily includes fees for health insurance programs administered on behalf of certain third-party properties. Other management fees additionally includes fees for fixed monthly accounting services, revenue management services and other services at certain third-party properties.
(5)    Design and construction fee revenue in 2024 includes $3.6 million of revenue that resulted from changes in the timing in which design and construction fees are paid by Ashford Trust and Braemar under the Premier Agreements. See note 3 in our consolidated financial statements.
(6)    The $18.5 million increase in audio visual revenue is primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
(7)    The $7.1 million increase in watersports, ferry and excursion services revenue is due to an increase of $1.8 million as a result of the timing of RED’s acquisition of Alii Nui in March of 2023 and increases of $6.1 million and $509,000 in revenue in RED’s operations in the U.S. Virgin Islands and Turks and Caicos, respectively. These increases were partially offset by a decrease in revenue of $1.1 million from RED’s operations in Key West, Florida.
(8)    The increase in debt placement and related fee revenue is due to higher revenue of $1.1 million from Ashford Trust and higher revenue of $359,000 from Braemar. Debt placement and related fees are earned by Lismore.
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
(12)    The increase in cost reimbursement revenue in 2024 is primarily due to an increase in Remington’s cost reimbursement revenue of $29.5 million due to an increase in Remington’s operations and an increase in our Advisory segment’s cost reimbursement revenue of $5.3 million. These increases was partially offset by a $4.1 million decrease in Ashford Securities’ cost reimbursement revenue in the 2024 period primarily as a result of the Company reimbursing Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(13)    See note 20 in our consolidated financial statements for discussion of segment reporting.

Salaries and Benefits Expense. Salaries and benefits expense increased by $2.3 million, or 2.5%, to $94.5 million for 2024 compared to 2023. The change in salaries and benefits expense consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	$ Change
Salaries and benefits:
Salary expense (1)	$56,208	$55,751	$457
Bonus expense (2)	15,927	18,735	(2,808)
Benefits related expenses (1)	18,225	17,758	467
Total salary, bonus, and benefits related expenses	90,360	92,244	(1,884)
Non-cash equity-based compensation:
Class 2 LTIP units and stock option grants	130	130	—
Employee equity grant expense (3)	3,238	1,729	1,509
Total equity-based compensation	3,368	1,859	1,509
Non-cash (gain) loss in deferred compensation plan (4)	727	(1,959)	2,686
Total salaries and benefits	$94,455	$92,144	$2,311
________
(1)    The increase in salary expense and benefits related expenses is primarily due to increased headcount at our INSPIRE and RED subsidiaries as their respective operations increased in 2024 compared to 2023.
(2)    The decrease in bonus expense is primarily due to a reduction to the Company’s bonus accrual in 2024.
(3)    The increase in employee equity grant expense is primarily due to $1.0 million of expense incurred upon the grant and immediate vesting of 200,000 LTIP units awarded in the fourth quarter of 2024 related to the completion of the Transaction.
(4)    The DCP obligation is recorded as a liability at fair value with changes in fair value reflected in earnings. The loss in 2024 and the gain in 2023 are primarily attributable to increases and decreases, respectively, in the fair value of the DCP obligation which is based on the Company’s common stock price. See note 16 in our consolidated financial statements.
Cost of Revenues for Design and Construction. Cost of revenues for design and construction decreased $3.5 million, or 30.3% to $8.1 million during 2024 compared to $11.7 million for 2023 primarily due to decreases in capital expenditures from Ashford Trust and Braemar in 2024.
Cost of Revenues for Audio Visual. Cost of revenues for audio visual increased $11.3 million, or 10.3%, to $120.0 million during 2024 compared to $108.8 million for 2023, primarily due to an increase in the number of hotels which INSPIRE provides services and an increase in demand for group events.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.7 million, or 9.7%, to $25.5 million for 2024 compared to 2023. The decrease is primarily due to the sale of FF&E which was previously leased to Ashford Trust under the Ashford Trust ERFP Agreement. Depreciation and amortization expense for 2024 and 2023 excludes depreciation expense related to audio visual equipment of $5.9 million and $5.2 million, respectively, which is included in “cost of revenues for audio visual” and also excludes depreciation expense for 2024 and 2023 related to marine vessels in the amount of $3.0 million and $2.0 million, respectively, which are included in “other” operating expense.

General and Administrative Expense. General and administrative expenses increased by $14.1 million, or 30.4%, to $60.3 million for 2024 compared to 2023. The change in general and administrative expense consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	$ Change
Professional fees (1)	$25,469	$12,673	$12,796
Office expense	14,520	13,848	672
Public company costs	661	526	135
Director costs	1,537	1,715	(178)
Travel and other expense (2)	17,361	16,455	906
Non-capitalizable - software costs	798	1,059	(261)
Total general and administrative	$60,346	$46,276	$14,070
________
(1)    The increase in professional fees in 2024 is primarily due to $4.6 million in fees incurred in 2024 related to the Company’s initiative to terminate the registration of our common stock as discussed above, an increase in fees of $2.8 million related to the Company’s ongoing strategic initiatives with Stirling and $2.2 million of expense the Company paid to reimburse Braemar for Braemar’s contributions to fund Ashford Securities as calculated pursuant to the Fourth Amended and Restated Contribution Agreement.
(2)    The increase in travel and other expense is primarily due to increases in the Company’s business travel, insurance and other related expenses for our products and services companies in 2024.
Other. Other operating expense increased $11.7 million, or 46.1%, to $36.9 million for 2024 compared to 2023. Other operating expense primarily includes the operating expenses of our insurance subsidiary Warwick and the cost of goods sold, royalties and operating expenses associated with RED, OpenKey and Pure Wellness. The increase in 2024 was primarily due to an increase of $10.2 million of expenses related to Warwick, which was incorporated in December 2023, and an increase of approximately $4.8 million of RED’s operating expenses. Other operating expenses for 2023 includes a loss on the sale of FF&E previously leased to Ashford Trust of $2.8 million under the Ashford Trust ERFP agreement.
Reimbursed Expenses. Reimbursed expenses increased $32.1 million to $458.6 million during 2024 compared to $426.5 million for 2023 primarily due to increased expenses incurred by Remington.
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

	Year Ended December 31,
	2024	2023	$ Change
Cost reimbursement revenue	$458,630	$426,496	$32,134
Reimbursed expenses	458,570	426,507	32,063
Net total	$60	$(11)	$71
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities were earnings of $811,000 and losses of $702,000 for 2024 and 2023, respectively. Equity in earnings (loss) of unconsolidated entities primarily represents earnings (loss) in our equity method investment in REA Holdings. See note 2 in our consolidated financial statements.

Interest Expense. Interest expense increased $2.3 million to $16.5 million during 2024 compared to $14.2 million for 2023. The increase is primarily due to an increase in the balance of the Company’s notes payable under our Credit Facility in the fourth quarter of 2023 from $70.0 million to $100.0 million. Interest expense in 2024 and 2023 included expense of $12.8 million and $10.7 million, respectively, related to the Company’s Credit Facility. The increase in interest expense is also due to higher average interest rates during 2024. The average SOFR rates in 2024 and 2023 were 5.15% and 5.01%. The average Prime Rates in 2024 and 2023 were 8.33% and 8.20%, respectively. Interest expense relates to our Credit Facility and notes payable, lines of credit and finance leases held by our consolidated subsidiaries. See note 7 in our consolidated financial statements.
Amortization of Loan Costs. Amortization of loan costs was $1.1 million and $1.1 million for 2024 and 2023, respectively. Amortization of loan costs relates to our Credit Facility and notes payable held by our consolidated subsidiaries. See note 7 in our consolidated financial statements.
Interest Income. Interest income was $2.7 million and $1.8 million for 2024 and 2023, respectively. The increase is primarily due to higher interest rates earned on the Company’s cash and cash equivalents in 2024.
Realized Gain (Loss) on Investments. Realized loss on investments was $0 and $80,000 for 2024 and 2023, respectively. The realized loss on investments for 2023 primarily related to realized losses on shares of common stock of Ashford Trust and Braemar purchased by Remington on the open market and held for the purpose of providing compensation to certain employees. See note 10 in our consolidated financial statements.
Other Income (Expense). Other income was $2.4 million and $747,000 in 2024 and 2023, respectively.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $7.1 million from a benefit of $544,000 in 2023 to $6.6 million in expense in 2024. Current income tax expense increased by $2.7 million from $3.7 million in 2023 to $6.4 million in 2024. Deferred income tax (expense) benefit changed by $4.5 million from a benefit of $4.3 million in 2023 to expense of $177,000 in 2024. The increase in our total income tax expense for 2024 is primarily due to an increase in operations. The change in deferred income tax expense relates primarily to limitations on net operating losses, disallowed interest carryforwards in 2024 and the one-time release of the valuation allowance in 2023 related to certain foreign tax jurisdictions. See note 17 in our consolidated financial statements.
Net (Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interests in consolidated entities were allocated income of $2,000 and a loss of $880,000 in 2024 and 2023, respectively. See notes 2 and 13 in our consolidated financial statements for more details regarding ownership interests, carrying values and allocations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests. Redeemable noncontrolling interests were allocated a loss of $706,000 and income of $501,000 in 2024 and 2023, respectively. Redeemable noncontrolling interests represents ownership interests in Ashford Holdings which include the Series CHP Units which are recorded as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheets. For a summary of ownership interests, carrying values and allocations, see notes 2 and 14 in our consolidated financial statements.
Preferred Dividends, Declared and Undeclared. Preferred dividends, declared and undeclared, increased $1.0 million to $37.2 million during 2024 compared to $36.2 million for 2023 primarily due to compounding dividends incurred in 2024 related to undeclared Series D Convertible Preferred Stock dividends from the second quarter of 2024 and the fourth quarter of 2023.

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
Loan Agreements—On March 31, 2023, the Company amended its Credit Agreement, previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences the Credit Facility in the amount of $100.0 million, including a $50.0 million term loan funded upon closing and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. As of December 31, 2024, no unused amounts remained under the Credit Facility.
The Credit Facility does not require the maintenance of financial covenants, but if the ratio (the “Leverage Ratio”) of consolidated funded indebtedness that is recourse to the Company or any guarantor (less unrestricted cash) to consolidated EBITDA of the Company and its subsidiaries is greater than 4.00 to 1.00 as of the end of any fiscal quarter during the term of the loan, including any extension period, then the Company is required to apply 100% of the excess cash flow generated during such fiscal quarter to prepay the term loans. The Company may not pay dividends on the Company’s shares of common stock or preferred stock if the Leverage Ratio is greater than 3.00 to 1.00 after giving effect to the payment of such dividends. The Credit Agreement is guaranteed by the Company, Ashford LLC, and certain subsidiaries of the Company, and secured by, among other things, all of the assets of Ashford LLC and each guarantor and a pledge of the equity interests in Ashford LLC and each guarantor. As of December 31, 2024, the Company was in compliance with all covenants or other requirements related to the Credit Agreement and was in compliance with all covenants or other requirements related to debt held by our subsidiaries. The Company does not expect the Leverage Ratio under our Credit Agreement to exceed 3.00 to 1.00 or debt held by our subsidiaries to violate any loan covenants within one year of the issuance of the financial statements.
On March 24, 2023, INSPIRE amended its credit agreement by entering into the INSPIRE Amendment. The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s Revolving Note from $3.0 million to $6.0 million, provides for a $20.0 million Term Note and an Equipment Note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the Daily Adjusting SOFR Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. On July 11, 2024, the INSPIRE Amendment was amended to increase the maximum amount available under the equipment note from $4.0 million to $7.0 million. As of December 31, 2024, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $2.8 million and $4.3 million, respectively.

As of December 31, 2024, principal and interest payment obligations related to the Company’s notes payable were as follows (in thousands):

	Principal Payments (1)	Interest Payments (2)
2025	$5,023	$14,965
2026	6,793	14,447
2027	105,214	5,282
2028	15,597	1,338
2029	4,024	823
Thereafter	7,786	1,727
Total payments	$144,437	$38,582
__________________
(1)     Principal payments assume no extension of existing extension options for each of the following five years and thereafter as of December 31, 2024.
(2)     For variable-rate indebtedness, interest obligations are estimated based on the SOFR and Prime interest rates as of December 31, 2024. We have assumed that credit facility balances remain outstanding until maturity using the interest rates as of December 31, 2024.
Certain segments of our business are capital intensive and may require additional financing from time to time. Any additional financings, if and when pursued, may not be available on favorable terms or at all, which could have a negative impact on our liquidity and capital resources. Aggregate portfolio companies’ notes payable, net were $43.5 million and $39.8 million as of December 31, 2024 and December 31, 2023, respectively. For further discussion see note 7 in our consolidated financial statements.
Preferred Stock Dividends—As of December 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $48.3 million, which relates to the second and fourth quarters of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On each of April 12, 2024 and October 9, 2024 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and third quarters of 2024.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $48.3 million and $28.5 million at December 31, 2024 and December 31, 2023, respectively, are recorded as a liability in our consolidated balance sheets as “dividends payable.”
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

To the extent not paid on April 15, July 15, October 15 and January 15 of each calendar year in respect of the quarterly periods ending on March 31, June 30, September 30 and December 31, respectively (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and whether or not funds are legally available for the payment thereof. All accrued dividends shall remain accumulated, compounding dividends until paid in cash or converted to common shares. See note 14 in our consolidated financial statements.
Repurchases of common stock—See discussion above related to the Transaction and the termination of the registration of the Company’s common stock.
On December 5, 2017, the Board approved a stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, having an aggregate value of up to $20 million. No shares were repurchased under the stock repurchase program during the years ended December 31, 2024 and 2023.
On November 8, 2024, as approved by the Board, the Company repurchased approximately 298,000 shares of its common stock at $6.54 per share in a privately-negotiated transaction for a total purchase price of approximately $1.9 million. The shares were subsequently retired by the Company.
Other liquidity considerations—As of December 31, 2024, future minimum lease payments on operating leases and financing leases were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$6,711	$460
2026	6,580	1,436
2027	6,240	298
2028	5,483	214
2029	1,756	193
Thereafter	6,260	1,463
Total minimum lease payments	33,030	4,064
Imputed interest	(8,752)	(939)
Present value of minimum lease payments	$24,278	$3,125
Our deferred compensation plan currently has only one participant, Mr. Monty J. Bennett, our Chairman and Chief Executive Officer. Mr. Monty J. Bennett has elected to invest his deferred compensation account in our common stock. As a result, we have an obligation to issue approximately 196,000 shares of our common stock to Mr. Monty J. Bennett in quarterly installments over five years beginning in 2027. Mr. Monty J. Bennett may postpone all or a portion of the distributions, for a minimum of five years, if he notifies the Company 12 months prior to the scheduled distributions. As of December 31, 2024, the fair value of the DCP liability was $978,000.
Additional information pertaining to other liquidity considerations of the Company can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Sources and Uses of Cash
As of December 31, 2024 and December 31, 2023, we had $51.7 million and $52.1 million of cash and cash equivalents, respectively, and $18.1 million and $23.2 million of restricted cash, respectively. The majority of the Company’s cash and cash equivalents are owned by Ashford LLC, Ashford Services and Warwick and are either invested in short-term U.S. Treasury securities with maturity dates of less than 90 days or held at commercial banks in cash sweep accounts. Our principal sources of funds to meet our cash requirements include: net cash provided by operations and existing cash balances, which include borrowings from our existing lending agreements. Additionally, our principal uses of funds are expected to include possible operating shortfalls, capital expenditures, preferred dividends, debt interest and principal payments and strategic acquisitions to grow our products and services companies. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $40.0 million for the year ended December 31, 2024 compared to net cash flows provided by operating activities of $18.8 million for the year ended December 31, 2023. The increase in cash flows from operating activities were primarily due to the timing of working capital cash flows such as collecting receivables, settling with vendors and settling with related parties, primarily our clients Ashford Trust and Braemar.

Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2024, net cash flows used in investing activities were $26.4 million. These cash flows consisted of capital expenditures primarily for FF&E, audio visual equipment and marine vessels totaling $20.4 million, cash paid for TSGF L.P.’s investments of $6.9 million, cash paid for asset acquisitions of $268,000 and payments totaling $214,000 to acquire the remaining noncontrolling interest in Pure Wellness. These were offset by cash inflows of $1.0 million in proceeds received from the sale of FF&E and $337,000 in proceeds from the repayment of a note receivable.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2024, net cash flows used in financing activities were $19.0 million. These cash flows consisted of $42.1 million of payments on revolving credit facilities, $17.4 million of dividend payments on the Series D Convertible Preferred Stock, $9.2 million of payments for the repurchase of common stock, $4.6 million of payments on notes payable, $1.5 million of payments of contingent consideration primarily related to our acquisition of Chesapeake Hospitality in 2022, $438,000 of payments on finance leases and $344,000 of distributions to noncontrolling interests. These were offset by $45.7 million of proceeds from borrowings on revolving credit facilities, $7.0 million of cash contributions from investors purchasing equity in our consolidated subsidiary TSGF L.P. and $4.0 million of proceeds from borrowings on notes payable.
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
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes and Mexico, the Dominican Republic and the U.S. Virgin Islands’ income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between our consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
ASC 740 “Income Taxes” addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states and foreign jurisdictions. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and various states and cities in Mexico, the Dominican Republic, the U.S. Virgin Islands and various other countries. Tax years 2020 through 2024 remain subject to potential examination by federal and certain state taxing authorities.
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
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and RED. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we may elect to perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the income approach and the market value approach. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Management elected to perform a qualitative assessment for the Company’s current year annual impairment test. Based on the results of our annual impairment assessment, no impairment of goodwill or indefinite-lived intangible assets was indicated as of October 1, 2024 or from the date of our impairment assessment through December 31, 2024 other than those disclosed below.
During our annual impairment testing, we concluded sufficient indicators existed as a result of reduced cash flow projections to our RED reporting unit which required us to perform a quantitative assessment of RED’s trademark and the RED reporting unit’s goodwill using the fair value approaches discussed above. Our assessments concluded that the fair values of both RED’s trademark and our RED reporting unit’s goodwill exceeded their respective carrying amounts as of the assessment date. No impairment was recorded to RED’s trademark or the RED reporting unit’s goodwill as of December 31, 2024.
Recently Adopted Accounting Standards—In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other requirements, improves disclosures about a public entity’s reportable segments by requiring a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280 in interim periods. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company’s adoption of this ASU became effective as of December 31, 2024. The adoption of this ASU resulted in the disclosure of significant segment expenses which are regularly provided to the CODM for the years ended December 31, 2024 and 2023.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt - Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We adopted ASU 2020-06 effective January 1, 2024 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Standards—In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for public business entities for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
In November 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU requires consistent categories with greater disaggregation of information in the rate reconciliation and disclosure of income taxes paid be disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures consist of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates as well as foreign currency exchange rate risk.
Interest Rate Risk—At December 31, 2024, our total indebtedness of $144.4 million included $137.9 million of variable-rate debt. The impact on our results of operations of a 100 basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2024, would be approximately $1.4 million annually. Interest rate changes have no impact on the remaining $6.5 million of fixed rate debt.
The amount above was determined based on the impact of a hypothetical interest rate on our borrowings and assumes no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Foreign Exchange Risk—The majority of our revenues, expenses and capital purchases are transacted in U.S. dollars. INSPIRE has operations in Mexico and the Dominican Republic and Remington has operations in Costa Rica for which we have exposure with respect to exchange rate fluctuations. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. We have chosen not to hedge foreign exchange risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. As of December 31, 2024, the impact to our net income of a 10% change (up or down) in the Mexican Peso exchange rate is estimated to be an increase or decrease of approximately $239,000 for the twelve months ended December 31, 2024. Operations in the Dominican Republic, Costa Rica and other countries are not material. RED’s operations outside of the U.S. are primarily transacted in U.S. dollars, which is the official currency of the Turks and Caicos Islands.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Ashford Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Incurred but not yet Reported (“IBNR”) Claims Liability
As described in Note 2 to the consolidated financial statements, the Company estimates incurred but not reported (“IBNR”) losses based upon loss projections utilizing industry data. The IBNR reserves are derived from the difference between projected ultimate losses and loss expenses incurred. A consulting actuary assists management with the IBNR claims reserves estimate using actuarial methodologies, including Bornhuetter Ferguson, loss development, case reserve development, and pure premium methods. As of December 31, 2024, claims liabilities and other includes reserves of $28.2 million, which includes estimates for IBNR losses.

We identified management's valuation of the IBNR claims liability as a critical audit matter. Auditing the actuarial methodologies and IBNR claims liability involves especially challenging and subjective auditor judgment due to the nature and extent of audit evidence required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized skill and knowledge in valuation to assist in (i) assessing the appropriateness of the valuation methods used to value the IBNR claims liability and significant assumptions related to loss development factors and initial expected loss rates and (ii) developing an independent estimate of the IBNR claims liability.
•Testing the completeness and accuracy of claims data used in forming the estimate of the IBNR claims liability.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2015.

Dallas, Texas
March 14, 2025

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents ($7,380 and $7,574, respectively, attributable to VIEs)	$51,700	$52,054
Restricted cash	18,099	23,216
Restricted investment	164	128
Accounts receivable, net of allowance for credit losses of $3,561 and $2,090, respectively ($96 and $693, respectively, attributable to VIEs)	21,446	26,945
Due from affiliates	32	41
Due from Ashford Trust ($229 and $326, respectively, attributable to VIEs)	26,009	18,933
Due from Braemar ($43 and $24, respectively, attributable to VIEs)	3,736	714
Inventories ($137 and $386, respectively, attributable to VIEs)	2,795	2,481
Prepaid expenses and other assets ($352 and $530, respectively, attributable to VIEs)	15,587	16,418
Total current assets	139,568	140,930
Investments ($13,589 and $5,000, respectively, reported at fair value and attributable to VIEs)	18,238	9,265
Property and equipment, net ($395 and $707, respectively, attributable to VIEs)	63,498	56,852
Operating lease right-of-use assets	22,606	21,193
Deferred tax assets, net	3,927	4,358
Goodwill	61,013	61,013
Intangible assets, net	188,407	210,095
Other assets, net	1,720	1,101
Total assets	$498,977	$504,807
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses ($1,846 and $1,919, respectively, attributable to VIEs)	$60,266	$54,837
Dividends payable	48,342	28,508
Deferred income ($207 and $210, respectively, attributable to VIEs)	13,728	11,963
Deferred compensation plan	438	—
Notes payable, net ($316 and $387, respectively, attributable to VIEs)	5,023	4,387
Finance lease liabilities	262	437
Operating lease liabilities	4,633	4,160
Claims liabilities and other	33,339	31,112
Total current liabilities	166,031	135,404
Deferred income ($0 and $1,192, respectively, attributable to VIEs)	7,840	6,415
Deferred tax liability, net	29,263	29,517
Deferred compensation plan	1,202	891
Notes payable, net	136,335	132,579
Finance lease liabilities	2,863	2,832
Operating lease liabilities	19,645	19,174
Other liabilities	1,051	2,590
Total liabilities	364,230	329,402
Commitments and contingencies (note 12)
MEZZANINE EQUITY
Series D Convertible Preferred Stock, $0.001 par value, 19,120,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023	478,000	478,000
Redeemable noncontrolling interests	3,281	1,972
EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value, 1,738,597 and 3,317,786 shares issued and 1,738,597 and 3,212,312 shares outstanding at December 31, 2024 and December 31, 2023, respectively	2	3
Additional paid-in capital	290,240	299,304
Accumulated deficit	(650,728)	(609,312)
Accumulated other comprehensive income (loss)	(428)	(213)
Treasury stock, at cost, 0 and 105,474 shares at December 31, 2024 and December 31, 2023, respectively	—	(1,354)
Total equity (deficit) of the Company	(360,914)	(311,572)
Noncontrolling interests in consolidated entities	14,380	7,005
Total equity (deficit)	(346,534)	(304,567)
Total liabilities, mezzanine equity and equity (deficit)	$498,977	$504,807
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
REVENUES:
Advisory services fees	$48,488	$47,948
Hotel management fees	52,222	52,561
Design and construction fees	26,780	27,740
Audio visual	167,109	148,617
Other	64,925	43,433
Cost reimbursement revenue	458,630	426,496
Total revenues	818,154	746,795
EXPENSES:
Salaries and benefits	94,455	92,144
Cost of revenues for design and construction	8,127	11,666
Cost of revenues for audio visual	120,005	108,754
Depreciation and amortization	25,477	28,222
General and administrative	60,346	46,276
Other	36,932	25,281
Reimbursed expenses	458,570	426,507
Total expenses	803,912	738,850
OPERATING INCOME (LOSS)	14,242	7,945
Equity in earnings (loss) of unconsolidated entities	811	(702)
Interest expense	(16,538)	(14,208)
Amortization of loan costs	(1,108)	(1,051)
Interest income	2,735	1,798
Realized gain (loss) on investments	—	(80)
Other income (expense)	2,434	747
INCOME (LOSS) BEFORE INCOME TAXES	2,576	(5,551)
Income tax (expense) benefit	(6,568)	544
NET INCOME (LOSS)	(3,992)	(5,007)
Net (income) loss from consolidated entities attributable to noncontrolling interests	(2)	880
Net (income) loss attributable to redeemable noncontrolling interests	706	(501)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(3,288)	(4,628)
Preferred dividends, declared and undeclared	(37,234)	(36,193)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,522)	$(40,821)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(15.74)	$(13.26)
Weighted average common shares outstanding - basic	2,575	3,079
Diluted:
Net income (loss) attributable to common stockholders	$(15.74)	$(13.69)
Weighted average common shares outstanding - diluted	2,575	3,128
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023
NET INCOME (LOSS)	$(3,992)	$(5,007)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(215)	(291)
COMPREHENSIVE INCOME (LOSS)	(4,207)	(5,298)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	880
Comprehensive (income) loss attributable to redeemable noncontrolling interests	706	(501)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(3,503)	$(4,919)
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Convertible Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount			Shares	Amount

Balance at January 1, 2023	3,110	$3	$297,715	$(568,482)	$78	(71)	$(947)	$167	$(271,466)	19,120	$478,000	$1,614

Equity-based compensation	136	—	2,054	—	—	—	—	—	2,054	—	—	364
Issuance of subsidiary stock to noncontrolling interests	—	—	(493)	—	—	—	—	434	(59)	—	—	—
Withholding of restricted common stock upon vestings	(31)	—	—	—	—	(31)	(359)	—	(359)	—	—	—
Forfeiture of restricted common stock	(3)	—	48	—	—	(3)	(48)	—	—	—	—	—
Asset acquisition of TSGF L.P.	—	—	—	—	—	—	—	2,413	2,413	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(36,193)	—	—	—	—	(36,193)	—	—	—
Employee advances	—	—	(20)	—	—	—	—	—	(20)	—	—	—
Contributions from noncontrolling interests, net of issuance costs	—	—	—	—	—	—	—	4,871	4,871	—	—	—
Redemption value adjustment	—	—	—	(9)	—	—	—	—	(9)	—	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(516)
Foreign currency translation adjustment	—	—	—	—	(291)	—	—	—	(291)	—	—	—
Net income (loss)	—	—	—	(4,628)	—	—	—	(880)	(5,508)	—	—	501
Balance at December 31, 2023	3,212	$3	$299,304	$(609,312)	$(213)	(105)	$(1,354)	$7,005	$(304,567)	19,120	$478,000	$1,972
Repurchases and retirement of common stock	(1,760)	(1)	(9,248)	—	—	—	—	—	(9,249)	—	—	—
Retirement of treasury stock	—	—	(1,435)	—	—	133	1,435	—	—	—	—	—
Equity-based compensation	298	—	2,082	—	—	—	—	—	2,082	—	—	1,403
Issuance of subsidiary stock to noncontrolling interests	—	—	(354)	—	—	—	—	354	—	—	—	—
Withholding of restricted common stock upon vestings	(24)	—	—	—	—	(24)	(50)	—	(50)	—	—	—
Forfeiture of restricted common stock	(4)	—	31	—	—	(4)	(31)	—	—	—	—	—
Issuance of common stock	17	—	81	—	—	—	—	—	81	—	—	—
Dividends declared and undeclared - preferred stock	—	—	—	(37,234)	—	—	—	—	(37,234)	—	—	—
Acquisition of noncontrolling interest in consolidated entities	—	—	(342)	—	—	—	—	172	(170)	—	—	—
Contributions from noncontrolling interests, net of issuance costs	—	—	121	—	—	—	—	6,847	6,968	—	—	62
Redemption value adjustment	—	—	—	(894)	—	—	—	—	(894)	—	—	894
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(344)
Foreign currency translation adjustment	—	—	—	—	(215)	—	—	—	(215)	—	—	—
Net income (loss)	—	—	—	(3,288)	—	—	—	2	(3,286)	—	—	(706)
Balance at December 31, 2024	1,739	$2	$290,240	$(650,728)	$(428)	—	$—	$14,380	$(346,534)	19,120	$478,000	$3,281
See Notes to Consolidated Financial Statements.

ASHFORD INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(3,992)	$(5,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,422	35,435
Change in fair value of deferred compensation plan	727	(1,959)
Equity-based compensation	3,597	2,412
Equity in (earnings) loss in unconsolidated entities	(811)	702
Deferred tax expense (benefit)	177	(4,281)
Change in fair value of contingent consideration	(1,248)	600
(Gain) loss on disposal of assets	622	3,141
Amortization of other assets	—	166
Amortization of loan costs	1,108	1,051
Realized loss on investment	—	80
Other (gain) loss	1,890	1,317
Changes in operating assets and liabilities, exclusive of the effect of acquisitions:
Accounts receivable	2,356	(9,812)
Due from affiliates	9	422
Due from Ashford Trust	(7,706)	(18,303)
Due from Braemar	(3,064)	11,156
Inventories	(496)	(304)
Prepaid expenses and other	364	(3,398)
Investment in unconsolidated entities	426	—
Operating lease right-of-use assets	4,097	3,686
Other assets	(112)	(38)
Accounts payable and accrued expenses	5,149	(4,757)
Due to affiliates	—	2
Due to Ashford Trust	—	(2,229)
Claims liabilities and other	3,874	2,086
Operating lease liabilities	(4,566)	(3,834)
Deferred income	3,214	10,458
Net cash provided by (used in) operating activities	40,037	18,792
Cash Flows from Investing Activities
Additions to property and equipment	(20,421)	(24,695)
Proceeds from sale of property and equipment, net	1,040	1,512
Restricted cash acquired in asset acquisition of RHC	—	849
Acquisition of Alii Nui, net of cash acquired	—	(6,704)
Asset acquisition of TSGF L.P., net of cash acquired	—	(2,226)
Investments	(6,851)	(1,250)
Asset acquisition	(268)	—
Acquisition of noncontrolling interest in consolidated subsidiaries	(214)	—
Purchase of common stock of related parties	(64)	—
Proceeds from note receivable	337	1,000
Issuance of notes receivable	—	(1,519)
Net cash provided by (used in) investing activities	(26,441)	(33,033)

	Year Ended December 31,
	2024	2023

Cash Flows from Financing Activities
Proceeds from issuance of common stock	81	—
Repurchase of common stock	(9,249)	—
Payments for dividends on preferred stock	(17,399)	(34,798)
Payments on revolving credit facilities	(42,135)	(26,800)
Borrowings on revolving credit facilities	45,719	26,800
Proceeds from notes payable	4,015	43,652
Payments on notes payable	(4,623)	(3,803)
Payments on finance lease liabilities	(438)	(419)
Payments of loan costs	(94)	(409)
Repurchase of restricted common stock upon vesting	(50)	(359)
Employee advances	—	(20)
Payment of contingent consideration	(1,537)	—
Contributions from noncontrolling interests, net of issuance costs	7,030	4,871
Distributions to noncontrolling interests	(344)	(688)
Net cash provided by (used in) financing activities	(19,024)	8,027
Effect of foreign exchange rate changes on cash and cash equivalents	(43)	36
Net change in cash, cash equivalents and restricted cash	(5,471)	(6,178)
Cash, cash equivalents and restricted cash at beginning of period	75,270	81,448
Cash, cash equivalents and restricted cash at end of period	$69,799	$75,270

Supplemental Cash Flow Information
Interest paid	$16,515	$14,145
Income taxes paid (refunded), net	4,411	8,188
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of Alii Nui through issuance of RED Units	$—	$2,000
Acquisition related contingent consideration liability	—	1,000
Capital expenditures accrued but not paid	1,053	1,437
Finance lease additions	294	1,392
Settlement of contingent consideration liability	401	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$52,054	$44,390
Restricted cash at beginning of period	23,216	37,058
Cash, cash equivalents and restricted cash at beginning of period	$75,270	$81,448

Cash and cash equivalents at end of period	$51,700	$52,054
Restricted cash at end of period	18,099	23,216
Cash, cash equivalents and restricted cash at end of period	$69,799	$75,270
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
Termination of the Registration of the Company’s Common Stock
On April 1, 2024, the Board of Directors (the “Board”), upon the recommendation of a Special Committee of the Board consisting entirely of independent and disinterested directors, approved a transaction whereby the Company would effect a reverse/forward stock split of the Company’s shares of common stock, in conjunction with terminating the Company’s public company reporting obligations and delisting the Company’s common stock from the NYSE American, subject to obtaining the requisite approval of the reverse stock split by the Company’s stockholders at a Special Meeting of Stockholders (the “Special Meeting”).
At the Special Meeting held on July 22, 2024, the Company’s stockholders approved proposals necessary to implement the Transaction (as defined below) as part of the Company’s plan to terminate the public registration of the Company’s common stock, suspend the Company’s duty to file periodic reports and other information with the SEC, and delist the Company’s common stock from the NYSE American. At the Special Meeting, the Company’s stockholders voted to effect a 1-for-10,000 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”), which was immediately followed by a 10,000-for-1 forward stock split of the Company’s Common Stock (the “Forward Stock Split,” and together with the Reverse Stock Split, the “Transaction”).

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Reverse Stock Split and the Forward Stock Split were effected on July 29, 2024. As a result of the Transaction, each stockholder owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split received $5.00 per share, without interest, in cash for each share of the Company’s common stock held by such stockholder at the effective time of the Reverse Stock Split, and such stockholders are no longer stockholders of the Company. Stockholders owning 10,000 or more shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split were not entitled to receive any cash for their fractional share interests resulting from the Reverse Stock Split, if any, and instead remained stockholders in the Company holding, as a result of the Forward Stock Split, the same number of shares of common stock as such stockholders held immediately before the effective time of the Reverse Stock Split.
As a result of the Transaction, the Company paid stockholders owning fewer than 10,000 shares of the Company’s common stock in any one account immediately prior to the effective time of the Reverse Stock Split a total of approximately $6.9 million to purchase approximately 1.4 million shares of the Company’s common stock. The last day of trading for the Company’s common stock was July 26, 2024 and the Company’s common stock is no longer traded on the NYSE American. Subsequent to the Transaction in the third quarter of 2024, the Company retired approximately 133,000 shares of our treasury stock with a carrying value of approximately $1.4 million on the retirement date.
Other
On November 8, 2024, as approved by the Board, the Company repurchased approximately 298,000 shares of its common stock at $6.54 per share in a privately-negotiated transaction for a total purchase price of approximately $1.9 million. The shares were subsequently retired by the Company.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements, include the accounts of Ashford Inc., its majority-owned subsidiaries and entities which it controls. All significant intercompany accounts and transactions between these entities have been eliminated in these historical consolidated financial statements.
Change in Control—On August 8, 2023, the 40% voting cap under the Investor Rights Agreement, dated November 6, 2019 and entered into by and among the Company, Mr. Archie Bennett Jr. and Mr. Monty J. Bennett (the “Bennetts”) and other holders of the Company’s Series D Convertible Preferred Stock (the “Investor Rights Agreement”), expired. As a result, the Bennetts are able to vote their full ownership interests in the Company as they determine at their sole discretion. Upon the expiration of the voting cap, the Bennetts controlled a majority of the Company’s voting securities, resulting in a change of control of the Company. The Company elected the accounting policy option as allowed under Accounting Standards Codification (“ASC”) 805, Business Combinations, to continue to use Ashford Inc.’s historical accounting basis rather than apply pushdown accounting.
Variable Interest Entity—A Variable Interest Entity (“VIE”) must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Noncontrolling Interests—The following tables present information about noncontrolling interests in our consolidated subsidiaries, including those related to consolidated VIEs, as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Ashford Holdings	OpenKey (3)	TSGF L.P. (5)
Ashford Inc. ownership interest	88.22%	76.78%	15.00%
Redeemable noncontrolling interests (1) (2)	11.78%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	85.00%
	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$3,239	n/a	$42
Redemption value adjustment, year-to-date	894	n/a	n/a
Redemption value adjustment, cumulative	1,516	n/a	n/a
Carrying value of noncontrolling interests	n/a	(1,410)	15,790

	December 31, 2023
	Ashford Holdings	OpenKey (3)	Pure Wellness (4)	TSGF L.P. (5)
Ashford Inc. ownership interest	99.49%	76.78%	70.00%	25.29%
Redeemable noncontrolling interests (1) (2)	0.51%	—%	—%	—%
Noncontrolling interests in consolidated entities	—%	23.22%	30.00%	74.71%
	100.00%	100.00%	100.00%	100.00%

Carrying value of redeemable noncontrolling interests	$1,972	n/a	n/a	n/a
Redemption value adjustment, year-to-date	9	n/a	n/a	n/a
Redemption value adjustment, cumulative	622	n/a	n/a	n/a
Carrying value of noncontrolling interests	n/a	(537)	(127)	7,669
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Investments—We hold “investments in unconsolidated entities” in our consolidated balance sheets, which are considered to be variable interests or voting interests in the underlying entities. Certain of our investments in variable interests are not consolidated because we have determined that we are not the primary beneficiary. Certain other investments are not consolidated as the underlying entity does not meet the definition of a VIE and we do not control more than 50% of the voting interests. We review our equity method investments for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. No such impairment was recorded during the years ended December 31, 2024 and 2023.
Our subsidiary TSGF L.P. is accounted for as an investment company in accordance with Generally Accepted Accounting Principles (“GAAP”) under Financial Accounting Standards Board (“FASB”) ASC 946. TSGF L.P.’s investments are reflected in “investments” in our consolidated balance sheets at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of “other income (expense)” in our consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price). The fair value of TSGF L.P.’s investments as of December 31, 2024 and December 31, 2023 were $13.6 million and $5.0 million, respectively. See note 10.
We additionally hold an investment in an unconsolidated variable interest entity with a carrying value of $500,000 at December 31, 2024 and December 31, 2023. We account for the investment at fair value based on recent observable transactions as we do not exercise significant influence over the entity. No equity in earnings (loss) of unconsolidated entities due to a change in fair value of the investment was recognized during the years ended December 31, 2024 and 2023. In the event that the assumptions used to determine fair value change in the future, we may be required to record an impairment charge related to this investment.
Our investment in Real Estate Advisory Holdings LLC (“REA Holdings”) is accounted for under the equity method as we have significant influence over the voting interest entity. The following table summarizes our carrying value and ownership interest in REA Holdings (in thousands):

	December 31, 2024	December 31, 2023
Carrying value of the investment in REA Holdings	$2,777	$2,370
Ownership interest in REA Holdings	30%	30%

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our equity in earnings (loss) in REA Holdings (in thousands):

	Year Ended December 31,
	2024	2023
Equity in earnings (loss) in unconsolidated entities REA Holdings	$835	$(697)
The Company additionally holds various investments which are individually immaterial that are accounted for under the equity method. As of December 31, 2024 and December 31, 2023, the combined carrying value of these equity method investments was $1.4 million and $1.4 million, respectively.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Cash—Restricted cash was comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Advisory:
Insurance claim reserves (1)	$815	$18,947

Warwick:
Insurance claim reserves (1)	11,446	—

Remington:
Managed hotel properties’ reserves (2)	2,054	2,508
Insurance claim reserves (3)	3,784	1,761
Total Remington restricted cash	5,838	4,269

Total restricted cash	$18,099	$23,216
________
(1)    Restricted cash in Advisory as of December 31, 2024, relates to cash held to reimburse Ashford Trust and Braemar for property insurance related claims. Prior to the incorporation of our insurance subsidiary Warwick in December of 2023, Ashford Inc. collected funds from Ashford Trust, Braemar and third-parties. These funds were deposited into restricted cash and were used by Ashford LLC to pay casualty insurance claims. In 2024, the restricted cash was transferred from Ashford LLC to Warwick, who underwrites the related casualty insurance policies. The claim liabilities related to the restricted cash balances are included in “claims liabilities and other” in our consolidated balance sheets.
(2)    Cash received from hotel properties managed by Remington is used to pay certain centralized operating expenses as well as hotel employee bonuses. The liability related to the restricted cash balance for centralized billing is primarily included as a payable which is presented net within “due to/from Ashford Trust”, “due to/from Braemar” and “due to/from affiliates” in our consolidated balance sheets. The liability related to the restricted cash balance for hotel employee bonuses is included in “accounts payable and accrued expenses” in our consolidated balance sheets.
(3)    Cash reserves for health insurance claims are collected primarily from Remington’s managed properties as well as certain of Ashford Inc.’s other subsidiaries to cover employee health insurance claims. The liability related to this restricted cash balance is included in “claims liabilities and other” in our consolidated balance sheets.
Accounts Receivable—Accounts receivable consists primarily of receivables from customers of audio visual services and third-party owned properties managed by Remington. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments for services. The allowance is maintained at a level adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions and other relevant factors, including specific reserves for certain accounts. As of December 31, 2024 and December 31, 2023, the allowance for doubtful accounts was $3.6 million and $2.1 million, respectively. The increase from December 31, 2023 is primarily due to an increase of $930,000 in Premier’s allowance for doubtful accounts related to a third-party client and other immaterial increases in the period by Remington and INSPIRE related to third-party clients.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Notes Receivable—Notes receivable were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Remington note receivable (1)	$250	$525
Ashford LLC note receivable (2)	1,173	1,082
REA Holdings affiliate (3)	563	845
Other	32	245
Total notes receivable	$2,018	$2,697
________
(1)    Remington holds a note receivable from a third party. The interest rate on the note receivable is 10% per annum with payments of interest payable quarterly. As of December 31, 2024 and December 31, 2023, the outstanding principal balance is included in “prepaid expenses and other” in our consolidated balance sheets.
(2)    Ashford LLC holds a note receivable from a third party. The note bears interest at 8% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. The note receivable is recorded in “other assets, net” in our consolidated balance sheets.
(3)    On April 3, 2023, the Company entered into a note receivable with an affiliate of REA Holdings. Principal plus any accrued interest is due to the Company on demand or, in the absence of any demand, 24 months. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date. The interest rate on the note receivable is 7.5% per annum. The note receivable is recorded in “prepaid expenses and other” in our consolidated balance sheets.
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
Impairment of Property and Equipment—Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the asset net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of assets, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Assets not yet placed into service are also reviewed for impairment whenever events or changes in circumstances indicate that all or a portion of the assets will not be placed into service. No impairment charges related to property and equipment were recorded in the years ended December 31, 2024 and 2023.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Indefinite-lived intangible assets primarily include trademark rights resulting from our acquisition of Remington, INSPIRE and RED. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we may elect to perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, the operational stability and the overall financial performance of the reporting units. We may choose to bypass the qualitative assessment and perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value. We determine the fair value of a reporting unit based on a blended analysis of the income approach and the market value approach. We base our measurement of fair value of trademarks using the relief-from-royalty method. This method assumes that the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Management elected to perform a qualitative assessment for the Company’s current year annual impairment test. Based on the results of our annual impairment assessment,

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
no impairment of goodwill or indefinite-lived intangible assets was indicated as of October 1, 2024 or from the date of our impairment assessment through December 31, 2024 other than those disclosed below.
During our annual impairment testing, we concluded sufficient indicators existed as a result of reduced cash flow projections to our RED reporting unit which required us to perform a quantitative assessment of RED’s trademark and the RED reporting unit’s goodwill using the fair value approaches discussed above. Our assessments concluded that the fair values of both RED’s trademark and our RED reporting unit’s goodwill exceeded their respective carrying amounts as of the assessment date. No impairment was recorded to RED’s trademark or the RED reporting unit’s goodwill as of December 31, 2024.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include management contracts, customer relationships and boat slip rights resulting from our acquisitions. The Remington and Premier management contracts are not amortized on a straight-line basis, rather the assets are amortized in a manner that approximates the pattern of the assets’ economic benefit to the Company over an estimated useful life of eight to 30 years, respectively. The INSPIRE, RED and Pure Wellness assets are amortized using the straight-line method over the estimated useful lives of the assets. We review the carrying amount of the assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. For additional information on our definite-lived intangible assets, see note 6.
Claims Liabilities and Other—As of December 31, 2024 and December 31, 2023, claims liabilities and other included reserves in the amount of $28.2 million and $26.8 million, respectively, for Warwick’s liabilities for case-basis estimates of reported losses and incurred but not reported (“IBNR”) losses primarily from general liability and workers’ compensation which are calculated based upon loss projections utilizing industry data. In establishing its liability for losses and loss adjustment expenses, the Company utilizes the findings of an independent consulting actuary. An estimate of ultimate losses and loss expenses is projected at each reporting date. IBNR reserves are derived from the difference between projected ultimate losses and loss expenses incurred. Actuarial methodologies used by the consulting actuary include the Bornhuetter Ferguson, loss development, case reserve development, and pure premium methods. As adjustments to these estimates become necessary, such adjustments are reflected in “other” operating expenses in our consolidated statements of operations.
As of December 31, 2024 and 2023, claims liabilities and other additionally included $3.7 million and $1.7 million, respectively, relating to reserves for Remington health insurance claims. As of December 31, 2024, claims liabilities and other also included the liabilities for contingent consideration of $499,000 and $235,000 which were earned by the sellers of Alii Nui and Maui Dive Shop (“Alii Nui”) and Chesapeake Hospitality (“Chesapeake”), respectively. As of December 31, 2023, claims liabilities and other also included the current portion of the contingent consideration liabilities of $1.3 million and $1.3 million from the Company’s acquisitions of Alii Nui and Chesapeake, respectively. See note 10.
Other Liabilities—As of December 31, 2024 and 2023, other liabilities included an uncertain tax position of $1.1 million and $978,000, respectively. As of December 31, 2023, other liabilities also included the noncurrent portion of the contingent consideration liability of $1.6 million from the Company’s acquisition of Chesapeake. See note 10.
Salaries and Benefits—Salaries and benefits are expensed as incurred and include salaries and benefit related expenses for our officers and employees. Salaries and benefits also includes expense for equity grants of the Company’s common stock to our officers and employees and changes in fair value in the deferred compensation plan liability.
General and Administrative—General and administrative costs are expensed as incurred, and include advertising costs of $2.7 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Other Comprehensive Income (Loss)—Comprehensive income consists of net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of the INSPIRE operations in Mexico and the Dominican Republic and Remington’s operations in Costa Rica from their respective functional currencies to U.S. dollars. This amount is not included in net income and would only be realized upon the sale or upon complete or substantially complete liquidation of the foreign businesses. The accumulated other comprehensive income (loss) is presented on our consolidated balance sheets as of December 31, 2024 and 2023.
Due to/from Ashford Trust—Due to/from Ashford Trust represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and business expenses and payables owed by our products and services businesses to Ashford Trust which are presented net on our consolidated balance sheets. Due to/from Ashford Trust is generally settled within a period not exceeding one year and is presented as a current asset or current liability based upon the period’s ending net balance.
Due to/from Braemar—Due to/from Braemar represents current receivables related to advisory services fees, incentive fees, reimbursable expenses and service business expenses and payables owed by our products and services businesses to Braemar which are presented net on our consolidated balance sheets. Due to/from Braemar is generally settled within a period not exceeding one year and is presented as a current asset or current liability based upon the period’s ending net balance.
Income (Loss) Per Share—Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share. See note 19.
Leases—We determine if an arrangement is a lease at the inception of the contract. Lease right of use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments related to operating leases is recognized on a straight-line basis over the lease term. Lease expense for minimum lease payments related to financing leases is recognized using the effective interest method over the lease term. Short-term leases (less than twelve months) are not recorded on our balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we elected the practical expedient relieving us from the requirement to separate the lease and non-lease components on our balance sheets across all existing asset classes. See note 8.
Income Taxes—We are a taxable corporation for federal and state income tax purposes. Income tax expense includes U.S. federal and state income taxes and Mexico, the Dominican Republic and the U.S. Virgin Islands’ income taxes. In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between our consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
ASC 740 “Income Taxes” addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states and foreign jurisdictions. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our portfolio companies file income tax returns in the U.S. federal jurisdiction and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
various states and cities in Mexico, the Dominican Republic, the U.S. Virgin Islands and various other countries. Tax years 2020 through 2024 remain subject to potential examination by federal and certain state taxing authorities.
Recently Adopted Accounting Standards—In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which, among other requirements, improves disclosures about a public entity’s reportable segments by requiring a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280 in interim periods. The amendments in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company’s adoption of this ASU became effective as of December 31, 2024. The adoption of this ASU resulted in the disclosure of significant segment expenses which are regularly provided to the CODM for the years ended December 31, 2024 and 2023.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt - Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We adopted ASU 2020-06 effective January 1, 2024 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.
Recently Issued Accounting Standards—In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for public business entities for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
In November 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU requires consistent categories with greater disaggregation of information in the rate reconciliation and disclosure of income taxes paid be disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.

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
Ashford Trust’s annual total stockholder return did not meet the relevant incentive fee thresholds during the 2024, 2023 and 2022 measurement periods. Braemar’s annual total stockholder return met the relevant incentive fee thresholds during the 2024 and 2022 measurement periods.

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
Other Revenue
Other revenue includes revenue provided by certain of our products and service businesses, including RED. RED’s revenue is primarily generated through the provision of watersports activities and ferry and excursion services. The revenue is recognized as services are provided based on contractual customer rates. Payment is ordinarily due 15 days after the end of the month in which services were rendered. Debt placement and related fees include revenue earned from providing placement, modifications, forbearances or refinancing of certain mortgage debt by our wholly-owned subsidiary, Lismore Capital II LLC

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(“Lismore”). For certain agreements, the fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed. For other agreements, deferred income related to the various Lismore fees will be recognized over the term of the agreement on a straight-line basis as the service is rendered, only to the extent it is probable that a significant reversal of revenue will not occur. Constraints relating to variable consideration are resolved generally upon the closing of a transaction or financing event and the resulting change in the transaction price will be adjusted on a cumulative catch-up basis in the period a transaction or financing event closes. Other revenue also includes general liability and workers’ compensation insurance premiums paid to our insurance subsidiary, Warwick. Insurance premiums received are initially recorded in the current portion of deferred income in our consolidated balance sheets and recognized as revenue ratably over the contractual terms of the respective written policy, which is primarily twelve months. General liability and workers’ compensation insurance premiums are generally paid upfront to Warwick annually.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our consolidated deferred income activity (in thousands):

	Deferred Income
	2024	2023
Balance as of January 1	$18,378	$7,800
Increases to deferred income	35,811	22,657
Recognition of revenue (1)	(32,621)	(12,079)
Balance as of December 31	$21,568	$18,378
________
(1)    Revenue recognized in the year ended December 31, 2024, includes (a) $7.8 million of revenue primarily related to our advisory agreements and our Amended and Restated Contribution Agreement with Ashford Trust and Braemar, (b) $5.0 million of audio and visual revenue, (c) $5.0 million of watersports, ferry and excursion services revenue, (d) $10.7 million of premiums earned by Warwick and (e) $4.1 million of revenues earned by our other products and services companies. Revenue recognized in the year ended December 31, 2024 includes $15.7 million which was recorded in deferred income in our consolidated balance sheet as of December 31, 2023.
Revenue recognized in the year ended December 31, 2023 includes (a) $760,000 of revenue primarily related to our advisory agreements and our Amended and Restated Contribution with Ashford Trust and Braemar, (b) $2.6 million of audio visual revenue, (c) $4.1 million of watersports, ferry and excursion services revenue, (d) $375,000 of premiums earned by Warwick and (e) $4.2 million of revenues earned by our other products and services companies. Revenue recognized in the year ended December 31, 2023 includes $5.5 million which was recorded in deferred income in our consolidated balance sheet as of December 31, 2022.
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was primarily related to (i) reimbursed software costs that will be recognized evenly over the period the software is used to provide advisory services to Ashford Trust and Braemar, (ii) a $5.0 million cash payment received in June 2017 from Braemar in connection with our Fourth Amended and Restated Advisory Agreement with Braemar, which is recognized evenly over the 10-year initial contract period that we are providing Braemar advisory services, and (iii) debt placement and related fees that will be recognized over the term of the agreement on a straight-line basis as the service was rendered, only to the extent it was probable that a significant reversal of revenue would not occur. See note 18. Incentive advisory fees that are contingent upon future market performance are excluded as the fees are considered variable and not included in the transaction price at December 31, 2024 and 2023.
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred income until the performance obligations are satisfied. We had receivables related to revenues from contracts with customers of $21.4 million, $26.1 million and $17.6 million included in “accounts receivable, net” primarily related to our products and services segment, $26.0 million, $18.9 million and $0 in “due from Ashford Trust,” and $3.7 million, $714,000 and $11.8 million included in “due from Braemar” related to advisory services at December 31, 2024, 2023 and 2022, respectively. See notes 2 and 18.
Disaggregated Revenue
Our revenues were comprised of the following for the years ended December 31, 2024 and 2023, respectively (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2024	2023
Advisory services fees:
Base advisory fees	$46,787	$47,159
Incentive advisory fees	1,179	268
Other advisory revenue	522	521
Total advisory services fees revenue	48,488	47,948

Hotel management fees:
Base fees	37,751	37,651
Incentive fees	4,012	5,569
Other management fees	10,459	9,341
Total hotel management fees revenue	52,222	52,561

Design and construction fees revenue	26,780	27,740

Audio visual revenue	167,109	148,617

Other revenue:
Watersports, ferry and excursion services (1)	41,174	34,057
Debt placement and related fees (2)	6,106	4,634
Premiums earned	13,051	375
Cash management fees (3)	158	256
Other services (4)	4,436	4,111
Total other revenue	64,925	43,433

Cost reimbursement revenue	458,630	426,496

Total revenues	$818,154	$746,795

REVENUES BY SEGMENT (5)
Advisory	$84,690	$78,960
Remington	453,396	424,322
Premier	40,333	39,947
INSPIRE	167,361	148,829
RED	41,326	34,150
OpenKey	1,410	1,586
Corporate and other	29,638	19,001
Total revenues	$818,154	$746,795
________
(1)    Watersports, ferry and excursion services revenue is earned by RED, which includes RED’s legacy operations in the U.S. Virgin Islands and the Turks and Caicos Islands, Alii Nui, which provides luxury sailing and watersports experiences in Maui, Hawaii and Sebago, a provider of watersports activities and excursion services based in Key West, Florida.
(2)    Debt placement and related fees are earned by Lismore.
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
(5)    We have six reportable segments: Advisory, Remington, Premier, INSPIRE, RED and OpenKey. We combine the operating results of Warwick and Pure Wellness into an “all other” category, which we refer to as “Corporate and Other.” See note 20 for discussion of segment reporting.
Geographic Information
Our Advisory, Premier, OpenKey, and Corporate and Other reporting segments conduct their business primarily within the United States. Remington, INSPIRE and RED conduct business both in the United States and internationally. The following table presents revenue from Remington, INSPIRE and RED geographically for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Remington:
Continental United States	$450,374	$423,999
Costa Rica	2,477	323
Puerto Rico	376	—
Other Countries	169	—
Total Remington revenues	$453,396	$424,322
INSPIRE:
Continental United States	$123,070	$109,676
Mexico	33,460	29,737
Dominican Republic	10,831	9,416
Total INSPIRE revenues	$167,361	$148,829
RED:
Continental United States	$8,994	$10,138
Hawaii	8,408	6,658
U.S. Virgin Islands	17,652	11,591
United Kingdom (Turks and Caicos Islands)	6,272	5,763
Total RED revenues	$41,326	$34,150

Total international revenues (1)	$53,209	$45,239
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The $8.0 million cash consideration includes $300,000 of cash held back by the Company to be paid eighteen months after the acquisition date (the “Holdback Date”), subject to certain conditions. The $1.0 million of contingent consideration is subject to Alii Nui obtaining a permit to operate a marine vessel (the “Permit”) prior to the Holdback Date, of which $501,000 is to be paid upon the later of January 15, 2024 or the date the Permit is obtained and the remaining $499,000 is to be paid on the Holdback Date, subject to certain conditions. Subsequent to the acquisition date, Alii Nui obtained the Permit. In 2024, the Company issued 16,000 RED Units at $25 per unit with a total liquidation value of $401,000 and paid $100,000 of cash to the sellers of Alii Nui. The remaining $499,000 of contingent consideration liability and the $300,000 of cash held back by the Company were paid in cash to the sellers of Alii Nui in January of 2025.
Both the Company and the holders of the RED Units have the right to convert the RED Units at the liquidation value of $25 per unit three years after the acquisition date upon providing notice to the respective party. The Company may convert the RED Units by paying cash or a combination of cash or the Company’s common shares at the sole discretion of the Company (the “Call Right”). The holders of the RED Units may convert their RED Units for cash (the “Put Right”). Under current accounting guidance, the Call Right and the Put Right are accounted for on a combined basis as a form of financing the acquisition of Alii Nui and recorded as a non-current note payable of $2.4 million in our consolidated balance sheets.
The acquisition of Alii Nui was recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations, and the purchase price allocation was based on our valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired were determined using various valuation techniques, including an income approach. The fair value measurements were primarily based on significant inputs that are not directly observable in the market and are considered Level 3 under the fair value measurements and disclosure framework. Key assumptions include cash flow projections for Alii Nui and the discount rate applied to those cash flows. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. For goodwill reporting purposes, the operations and goodwill for Alii Nui are included in our RED reporting unit as they are similar businesses. See note 6.
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
Results of Alii Nui
The results of operations of Alii Nui have been included in our results of operations since the acquisition date of March 17, 2023. Our consolidated statement of operations for the years ended December 31, 2024 and 2023 include total revenue from Alii Nui of $8.4 million and $6.7 million, respectively. In addition, our consolidated statement of operations for the years ended December 31, 2024 and 2023 include net loss from Alii Nui of $1.5 million and $245,000, respectively.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Alii Nui acquisition had occurred on January 1, 2023, and the removal of $375,000 of transaction costs directly attributable to the acquisition (net of the incremental tax expense) for the years ended December 31, 2024 and 2023, respectively, (in thousands):

	Year Ended December 31,
	2024	2023
Total revenues	$818,154	$748,635
Net income (loss)	(3,992)	(4,778)
Net income (loss) attributable to common stockholders	(40,522)	(40,592)

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Rental pool equipment	$51,652	$38,755
FF&E leased to Ashford Trust	2,240	1,610
FF&E leased to Braemar	992	992
Property and equipment	19,474	17,045
Marine vessels	33,089	27,307
Leasehold improvements	4,851	4,695
Computer software	417	417
Total cost	112,715	90,821
Accumulated depreciation	(49,217)	(33,969)
Property and equipment, net	$63,498	$56,852
For the years ended December 31, 2024 and 2023, depreciation expense was $12.5 million and $11.1 million, respectively. Depreciation and amortization expense on the statement of operations for the years ended December 31, 2024 and 2023 excludes depreciation expense related to audio visual equipment of $5.9 million and $5.2 million, respectively, which is included in “cost of revenues for audio visual” and depreciation expense related to marine vessels of $3.0 million and $2.0 million, respectively, which is included in “other” operating expense in our consolidated statements of operations.
6. Goodwill and Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Remington (2)	RED	Corporate and Other (1)	Consolidated
Balance at January 1, 2023	$56,658	$1,235	$782	$58,675
Additions (3)	—	686	—	686
Adjustments (3)	—	1,652	—	1,652
Balance at December 31, 2023	$56,658	$3,573	$782	$61,013
Additions	—	—	—	—
Adjustments	—	—	—	—
Balance as of December 31, 2024	$56,658	$3,573	$782	$61,013
________
(1) Corporate and Other includes the goodwill from the Company’s acquisition of Pure Wellness.
(2) Remington goodwill includes accumulated impairments from the year ended December 31, 2020 of $121.0 million.
(3) The additions and subsequent adjustments to goodwill relate to RED’s acquisition of Alii Nui. See note 4.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets
Intangible assets, net as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Remington management contracts	$114,731	$(61,657)	$53,074	$114,731	$(51,891)	$62,840
Premier management contracts	194,000	(75,560)	118,440	194,000	(64,808)	129,192
INSPIRE customer relationships	9,319	(7,608)	1,711	9,319	(6,645)	2,674
RED boat slip rights (1)	9,618	(1,426)	8,192	9,350	(951)	8,399
	$327,668	$(146,251)	$181,417	$327,400	$(124,295)	$203,105

	Gross Carrying Amount			Gross Carrying Amount
Indefinite-lived intangible assets:
Remington trademarks	$4,900			$4,900
RED trademarks	2,090			2,090
	$6,990			$6,990
________
(1)    The weighted average renewal period for RED’s boat slip rights is approximately 12 months. RED has the ability and intent to renew their boat slip rights and the costs to renew are immaterial.
Amortization expense for definite-lived intangible assets was $22.0 million and $24.3 million for the years ended December 31, 2024 and 2023, respectively. The useful lives of our customer relationships range from seven to 15 years and the useful lives of our Remington management contracts range from eight to 22 years. Our Premier management contracts and RED’s boat slip rights intangible assets were assigned useful lives of 30 years and 20 years, respectively.
Expected future amortization expense of definite-lived intangible assets as of December 31, 2024 are as follows (in thousands):

2025	$19,008
2026	17,268
2027	15,777
2028	14,501
2029	13,429
Thereafter	101,434
Total	$181,417

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Notes Payable, net
Notes payable—Notes payable, net consisted of the following (in thousands):

Indebtedness	Borrower	Maturity	Interest Rate	December 31, 2024	December 31, 2023
Credit facility (6) (9)	Ashford Inc.	April 1, 2027	Base Rate (1) + 6.35% or Adjusted Term SOFR (3) + 7.35%	$100,000	$100,000
Note payable (6) (11)	Ashford Inc.	February 29, 2028	4.00%	962	1,234
Note payable (5) (17)	OpenKey	On demand	15.00%	316	237
Term loan (5) (7) (10)	INSPIRE	March 24, 2028	Daily Adjusted Term SOFR (2) + 2.75%	15,940	18,500
Revolving credit facility (5) (7) (10)	INSPIRE	March 24, 2028	Daily Adjusted Term SOFR (2) + 2.75%	3,234	—
Equipment note (5) (7) (10)	INSPIRE	March 24, 2028	Daily Adjusted Term SOFR (2) + 2.75%	2,700	3,400
Revolving credit facility (5) (12)	Pure Wellness	On demand	Prime Rate (4) + 1.00%	—	150
Revolving credit facility (5) (8)	RED	September 10, 2025	Prime Rate (4) + 0.75%	500	—
Term loans (5) (8) (13)	RED	Various (13)	Various (13)	9,380	8,830
Term loan (6) (8)	RED	August 5, 2029	Prime Rate (4) + 1.75%	2,306	2,672
Draw term loans (5) (8) (14)	RED	March 17, 2032	5.00%	2,836	2,491
Draw term loans (5) (8) (15)	RED	Various (15)	Various (15)	3,862	1,554
RED Units (5) (16)	RED	See footnote (16)	6.50%	2,401	2,000
Total notes payable				144,437	141,068
Deferred loan costs, net				(2,089)	(2,723)
Original issue discount, net (9)				(990)	(1,379)
Notes payable, net of deferred loan costs				141,358	136,966
Less current portion				(5,023)	(4,387)
Total notes payable, net - non-current				$136,335	$132,579
__________________
(1)     Base Rate, as defined in the amended credit facility agreement with Mustang Lodging Funding LLC, is the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50%, (iii) Adjusted Term SOFR plus 1.00%, or (iv) 1.25%.
(2)     The Daily Adjusting Term SOFR Rate is the one-month forward-looking SOFR rate plus 0.10%. The Daily Adjusting Term SOFR Rate was 4.43% at December 31, 2024. At December 31, 2023, INSPIRE’s notes bore interest based on The Daily Adjusting Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”). The BSBY Rate was 5.44% at December 31, 2023.
(3)     Adjusted Term SOFR is the one-month forward-looking SOFR rate plus 0.03%. Adjusted Term SOFR was 4.36% and 5.38% at December 31, 2024 and December 31, 2023, respectively.
(4)     The Prime Rate was 7.50% and 8.50% at December 31, 2024 and December 31, 2023, respectively.
(5)     Creditors do not have recourse to Ashford Inc.
(6)    Creditors have recourse to Ashford Inc.
(7)    INSPIRE’s revolving credit facility and equipment note are collateralized primarily by INSPIRE’s eligible receivables, including accounts receivable, due from Ashford Trust and due from Braemar, with a total carrying value of $7.4 million and $8.3 million as of December 31, 2024 and December 31, 2023, respectively. INSPIRE’s Term Note is collateralized by substantially all of the assets of INSPIRE.
(8)    RED’s loans are collateralized primarily by RED’s marine vessels and associated leases with a carrying value of $22.1 million and $20.6 million as of December 31, 2024 and December 31, 2023, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(9)    On March 31, 2023, the Company amended its Credit Agreement (the “Credit Agreement”), previously entered into on April 1, 2022, with Mustang Lodging Funding LLC, as administrative agent, and the lenders from time to time party thereto. The amendment replaced the one-month LIBOR rate with Adjusted Term SOFR. The Credit Agreement evidences a senior secured term loan facility (the “Credit Facility”) in the amount of $100.0 million, including a $50.0 million term loan funded on the closing date of the Credit Facility (the “Closing Date”) and commitments to fund up to an additional $50.0 million of term loans in up to five separate borrowings within 24 months after the Closing Date, subject to certain conditions. The Credit Facility is a five-year interest-only facility with all outstanding principal due at maturity, with three successive one-year extension options subject to an increase in the interest rate during each extension period. Borrowings under the Credit Agreement will bear interest, at the Company’s option, at either Adjusted Term SOFR plus an applicable margin, or the Base Rate plus an applicable margin. The applicable margin for borrowings under the Credit Agreement for Adjusted Term SOFR loans will be 7.35% per annum and the applicable margin for Base Rate loans will be 6.35% per annum, with increases to both applicable margins of 0.50%, 0.75% and 1.00% per annum during each of the three extension periods, respectively. The Credit Facility included an original issue discount of $2.0 million on the Closing Date. As of December 31, 2024, no unused amounts remained under the Credit Facility.
(10)    On March 24, 2023, INSPIRE amended its credit agreement (the “INSPIRE Amendment”). The INSPIRE Amendment increased the maximum borrowing capacity under INSPIRE’s revolving credit facility from $3.0 million to $6.0 million, provides for a $20.0 million term note and an equipment note pursuant to which, until September 24, 2027, INSPIRE may request advances up to $4.0 million in the aggregate to purchase new machinery or equipment to be used in the ordinary course of business. The INSPIRE Amendment extended the maturity date of INSPIRE’s notes from January 1, 2024 to March 24, 2028. Monthly principal payments commenced on April 1, 2023 for the term note in the amount of approximately $167,000. Borrowings under the revolving note require monthly payments of interest only until the maturity date and borrowings under the equipment note require monthly principal payments at 1/60th of the original principal amount of each advance. The notes bear interest at the Daily Adjusting SOFR Rate plus a margin of 2.75% and the undrawn balance of the revolving note and the equipment note are subject to an unused fee of 0.25% per annum. On July 11, 2024, the INSPIRE Amendment was amended to increase the maximum amount available under the equipment note from $4.0 million to $7.0 million. The amendment additionally modified the interest rate at which notes bear interest from the BSBY Rate to Daily Adjusting SOFR plus a margin of 2.75%. As of December 31, 2024, the amounts unused under INSPIRE’s revolving credit facility and equipment note were $2.8 million and $4.3 million, respectively.
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
(12)    As of December 31, 2024, Pure Wellness’s revolving credit facility was closed.
(13)    As of December 31, 2024 and 2023, RED’s term loan balances included $4.9 million and $4.2 million maturing in 2029, respectively, and term loan balances of $4.5 million and $4.6 million maturing in 2033, respectively. RED’s term loans bear interest at The Prime Rate with various spreads which range from The Prime Rate plus 0.50% to The Prime Rate plus 2.0%.
(14)    RED’s draw term loans bear interest at 5.0% until March 17, 2025, at which point, the interest rate is equal to The Prime Rate plus 0.50% with a floor of 5.0%.
(15)    RED’s draw term loans contain various maturities which range from 2027 to 2034. RED’s draw term loans bear interest at The Prime Rate with various spreads which range from The Prime Rate plus 0.50% to The Prime Rate plus 1.25%. As of December 31, 2024, the cumulative amounts unused under RED’s draw term loans were $3.4 million.
(16)    On March 17, 2023, in connection with the Alii Nui acquisition, RED issued 80,000 RED Units at $25 per unit with a liquidation value of $2.0 million. On January 31, 2024, RED issued 16,000 additional RED Units at $25 per unit with a liquidation value of $401,000. See note 10. The RED Units accrue interest at 6.5% per annum with required quarterly payments. The RED Units are considered a form of financing the acquisition of Alii Nui under current accounting guidance and is recorded as a non-current note payable in our consolidated balance sheets.
(17)    On February 2, 2023, OpenKey entered into a loan funding agreement with Braemar with a maximum loan amount of $395,000. As of December 31, 2024, the remaining unused loan balance was $79,000.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in the inability of our portfolio companies to borrow unused amounts under their respective lines of credit. As of December 31, 2024, the Company was in compliance with all covenants or other requirements related to the Credit Agreement and was in compliance with all covenants or other requirements related to debt held by our subsidiaries.
Maturities and scheduled amortization of notes payable as of December 31, 2024, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2025	$5,023
2026	6,793
2027	105,214
2028	15,597
2029	4,024
Thereafter	7,786
Total	$144,437
8. Leases
We lease office space and warehouse facilities which are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. The exercise of lease renewal options is at our sole discretion. Operating lease obligations expire at various dates with the latest maturity in 2030, excluding lease renewal options. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We additionally lease certain vehicles, equipment and boat slips which are accounted for as finance leases. The net book value of finance lease assets is included in “property and equipment, net” in our consolidated balance sheets. Amortization of finance lease assets is included in “depreciation and amortization” expense in our consolidated statements of operations.

As of December 31, 2024 and 2023, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$22,606	$21,193
Finance lease assets	Property and equipment, net	2,898	3,081
Total leased assets		$25,504	$24,274

Liabilities
Current
Operating	Operating lease liabilities	$4,633	$4,160
Finance	Finance lease liabilities	262	437
Noncurrent
Operating	Operating lease liabilities	19,645	19,174
Finance	Finance lease liabilities	2,863	2,832
Total leased liabilities		$27,403	$26,603

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We incurred the following lease costs related to our operating and finance leases (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2024	2023
Operating lease cost
Rent expense (1)	General and administrative	$7,250	$6,846
Finance lease cost
Amortization of leased assets	Depreciation and amortization	485	460
Interest on lease liabilities	Interest expense	207	212
Total lease cost		$7,942	$7,518
__________________
(1)    The years ended December 31, 2024 and 2023 include short term lease expense of $989,000 and $917,000, respectively.
The years ended December 31, 2024 and 2023 include the following operating and finance lease additions (in thousands):

	Year Ended December 31,
Lease Additions	2024	2023
Operating leases	$5,510	$20,438
Finance leases	$294	$1,392

For the years ended December 31, 2024 and 2023, cash paid amounts included in the measurement of lease liabilities included (in thousands):

	Year Ended December 31,
Lease Payments	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,566	$3,834
Financing cash flows from finance leases	$438	$419
As of December 31, 2024, future minimum lease payments on operating leases and financing leases and total future minimum lease payments to be received were as follows (in thousands):

	Operating Leases	Finance Leases	Sublease Payments to be Received
2025	$6,711	$460	$121
2026	6,580	1,436	121
2027	6,240	298	121
2028	5,483	214	111
2029	1,756	193	—
Thereafter	6,260	1,463	—
Total minimum lease payments (receipts)	33,030	4,064	$474
Imputed interest	(8,752)	(939)
Present value of minimum lease payments	$24,278	$3,125

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our weighted-average remaining lease terms (in years) and discount rates consisted of the following:

	December 31, 2024	December 31, 2023
Lease term and discount rate
Weighted-average remaining lease term
Operating leases (1)	7.27	8.01
Finance leases	7.92	8.40
Weighted-average discount rate
Operating leases	9.5%	8.2%
Finance leases	6.7%	6.7%
__________________
(1)    The weighted-average remaining lease term includes two optional 10 year extension periods for our INSPIRE warehouse in Irving, Texas, as failure to renew the lease would result in INSPIRE incurring significant relocation costs.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$20,885	$18,482
Accrued payroll expense	35,527	31,153
Accrued vacation expense	171	2,408
Accrued interest	466	444
Other accrued expenses	3,217	2,350
Total accounts payable and accrued expenses	$60,266	$54,837
10. Fair Value Measurements
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

	Quoted Market Prices (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
December 31, 2024
Assets:
Investments	$—		$—	$13,589	(1)	$13,589
Restricted Investment:
Ashford Trust common stock	7	(2)	—	—		7
Braemar common stock	157	(2)	—	—		157
Total	$164		$—	$13,589		$13,753
Liabilities:
Contingent consideration	$—		$—	$(235)	(3)	$(235)
Deferred compensation plan	(1,640)		—	—		(1,640)
Total	$(1,640)		$—	$(235)		$(1,875)
Net	$(1,476)		$—	$13,354		$11,878
__________________
(1) Represents the fair value of TSGF L.P.’s investments which are reported within “investments” in our consolidated balance sheets. See discussion below.
(2) The restricted investment includes shares of common stock of Ashford Trust and Braemar purchased by Remington and RED on the open market and held for the purpose of providing compensation to certain employees.
(3) Represents the fair value of the contingent consideration liability related to the achievement of certain performance targets associated with the acquisition of Chesapeake, which is reported within “claims liabilities and other” in our consolidated balance sheets.

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
The following table presents our roll forward of our Level 3 investments which are held by TSGF L.P. (in thousands):

Investments (1)
Balance at January 1, 2023	$—
Investment	5,000
Balance at December 31, 2023	5,000
Investments	7,413
Unrealized gains (losses) from fair value adjustments included in earnings	1,176
Balance at December 31, 2024 (2)	$13,589
__________________
(1) TSGF L.P.’s investments are measured at fair value at each reporting period. The Company utilizes the market value approach when determining the fair value of its investments made within one year of the investment date. The Company measures its remaining investments at fair value using a discounted cash flows model which includes significant unobservable inputs classified within Level 3 of the fair value hierarchy. The key assumptions in applying the discounted cash flows model are (a) a discount rate of 18.00% and (b) a terminal capital rate of 5.25%.
(2) As of December 31, 2024, TSGF L.P. held $18.2 million of total assets, which includes TSGF L.P.’s investments valued at $13.6 million, cash and cash equivalents of $4.5 million and other assets of $34,000.
The following table presents our roll forward of our Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability (1)
Balance at January 1, 2023	$(2,320)
Gains (losses) from fair value adjustments included in earnings	(600)
Balance at December 31, 2023	(2,920)
Unrealized gains (losses) from fair value adjustments included in earnings	1,248
Transfers out of Level 3 (2)	1,437
Balance at December 31, 2024	$(235)
__________________
(1) The Company measures contingent consideration liabilities related to our acquisition of Chesapeake at fair value at each reporting period using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liability is based on the present value of the expected future payments to be made to the sellers of Chesapeake in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates Chesapeake’s future performance using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model are (a) a discount rate of 35.89%; (b) a forward-looking risk-free rate of 4.34%; and (c) a volatility rate of 37.76%.
(2) Represents contingent consideration which was earned and paid to the sellers of Chesapeake during the year ended December 31, 2024.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Goodwill
Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. The Company’s reporting units with goodwill balances include Remington, RED and Pure Wellness. No impairment charges related to goodwill were recorded for the years ended December 31, 2024 and 2023.
Indefinite-Lived Intangible Assets
No impairment charges related to indefinite-lived assets were recorded for the years ended December 31, 2024 or December 31, 2023.
Long-Lived Assets
Long-lived assets include property and equipment, finance and operating lease assets, and definite-lived intangible assets which primarily include Remington and Premier management contracts, INSPIRE customer relationships and RED boat slip rights resulting from our acquisitions. No impairment charges related to long-lived assets were recorded for the years ended December 31, 2024 and 2023.
Effect of Fair Value Measured Assets and Liabilities on Our Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized
	Year Ended December 31,
	2024	2023
Assets:
Unrealized gain (loss) on investments:
Ashford Trust common stock (1)	$(12)	$(20)
Braemar common stock (1)	43	(5)
TSGF L.P. investment (2)	1,176	—
Realized gain (loss) on investments: (3)
Ashford Trust common stock	—	(73)
Braemar common stock	—	(7)
Total	$1,207	$(105)
Liabilities:
Contingent consideration (4)	$1,248	$(600)
Subsidiary compensation plans (5)	—	(6)
Deferred compensation plans (5)	(727)	1,959
Total	$521	$1,353
Net	$1,728	$1,248
__________________
(1)     Represents the unrealized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington and RED on the open market and held for the purpose of providing compensation to certain employees. The unrealized gain (loss) on shares is reported within “other income (expense)” in our consolidated statements of operations.
(2)     Represents the unrealized gain (loss) on TSGF L.P.’s Level 3 investments. The unrealized gain (loss) on investments is reported within “other income (expense)” in our consolidated statements of operations.
(3)     Represents the realized gain (loss) on shares of common stock of Ashford Trust and Braemar purchased by Remington and RED on the open market and held for the purpose of providing compensation to certain employees.
(4)    Represents the changes in fair value of our contingent consideration liabilities. The change in the fair value in the years ended December 31, 2024 and 2023 is related to the level of achievement of certain performance targets associated with the acquisition of Chesapeake. Changes in the fair value of contingent consideration are reported within “other” operating expense in our consolidated statements of operations.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5)    Reported within “salaries and benefits” in our consolidated statements of operations.
Restricted Investment
The historical cost and approximate fair values, together with gross unrealized gains and losses, of securities restricted for use in our subsidiary compensation plan are as follows (in thousands):

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2024
Equity securities (1)	$668	$—	$(504)	$164
__________________
(1)     Distributions of $59,000 of available-for-sale securities occurred in the year ended December 31, 2024.

	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2023
Equity securities (1)	$662	$—	$(534)	$128
__________________
(1)     Distributions of $195,000 of available-for-sale securities occurred in the year ended December 31, 2023.
11. Summary of Fair Value of Financial Instruments
Certain of our financial instruments are not measured at fair value on a recurring basis. The estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Restricted investment	$164	$164	$128	$128
Investments	13,589	13,589	5,000	$5,000
Financial liabilities measured at fair value:
Deferred compensation plan	$1,640	$1,640	$891	$891
Contingent consideration	235	235	3,920	3,920
Financial assets not measured at fair value:
Cash and cash equivalents	$51,700	$51,700	$52,054	$52,054
Restricted cash	18,099	18,099	23,216	23,216
Accounts receivable, net	21,446	21,446	26,945	26,945
Notes receivable	2,018	2,018	2,697	2,697
Due from affiliates	32	32	41	41
Due from Ashford Trust	26,009	26,009	18,933	18,933
Due from Braemar	3,736	3,736	714	714
Financial liabilities not measured at fair value:
Accounts payable and accrued expenses	$60,266	$60,266	$54,837	$54,837
Dividends payable	48,342	48,342	28,508	28,508
Claims liabilities and other	34,155	34,155	29,782	29,782
Notes payable	144,437	144,437	141,068	141,068

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
Contingent consideration. The liabilities associated with the Company’s acquisition of Chesapeake and Alii Nui are carried at fair value based on the terms of the acquisition agreements and any changes to fair value are recorded in “other” operating expenses in our consolidated statements of operations. The Chesapeake liability is considered a Level 3 valuation technique and the Alii Nui liability is considered a Level 1 valuation technique. See note 10.
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
Investments. The Company measures TSGF L.P.’s investments at fair value at each reporting period using the market value approach or discounted cash flow models. These are considered Level 3 valuation techniques. See notes 2 and 10.
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
12. Commitments and Contingencies
MTA Audit—On November 28, 2023, the Tax Administration Service’s Administration of Quintana Roo (the “MTA”) provided preliminary findings verbally from their routine federal income tax and value added tax (“VAT”) audit for INSPIRE’s Mexico subsidiary, INSPIRE Global Event Solutions S DE R.L. DE C.V. (“INSPIRE Mexico”) 2020 tax year. The MTA asserted INSPIRE Mexico omitted certain qualifying revenues and deducted certain non-qualifying expenses from the INSPIRE Mexico 2020 VAT liability and in the INSPIRE Mexico federal income tax return. On January 25, 2024, the MTA issued INSPIRE Mexico a detailed listing of their findings and asserted a tax contingency, including penalties and interest, of $3.9 million. Between February and December of 2024 and through an arbitration process administered by the Mexico taxpayer advocacy service (the “PRODECON”), INSPIRE Mexico fulfilled multiple documentation requests supporting its position and filed multiple written responses contesting the alleged findings. On January 16, 2025, the PRODECON advised INSPIRE Mexico of the MTA’s intent to remain with its observations. On February 11, 2025, INSPIRE Mexico signed a writ concluding the arbitration process with no resolution. The MTA has six months from February 11, 2025, to issue a tax assessment after which INSPIRE Mexico has 30 days to file an administrative appeal with the MTA and/or file an annulment suit before the Mexican federal tax court. As of December 31, 2024, the Company has recorded $525,000 as its best estimate of the liability related to the tax contingency.
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
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s subsidiaries in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws. The Court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees who were allegedly deprived of rest breaks as a result of the subsidiary’s previous written policy requiring

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May of 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class decertified. After submission of the briefs, the Court requested that the parties submit stipulations for the Court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed; one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the Court ordered the two cases to be consolidated. The parties have reached an agreement, subject to final Court approval, to resolve the class action lawsuit. The amount of the class settlement is approximately $485,000. The Company expects the entire settlement amount to be reimbursed through insurance coverage. The hearing for final Court approval of the settlement is scheduled for August 27, 2025.
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
13. Equity (Deficit)
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
The following table summarizes the (income) loss attributable to noncontrolling interests for each of our consolidated entities (in thousands):

	Year Ended December 31,
	2024	2023
(Income) loss attributable to noncontrolling interests:
OpenKey	$873	$809
Pure Wellness	—	21
TSGF L.P.	(875)	50
Total net (income) loss attributable to noncontrolling interests	$(2)	$880

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Mezzanine Equity
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests are included in the mezzanine section of our consolidated balance sheets as the ownership interests are redeemable for cash or registered shares outside of the Company’s control. Redeemable noncontrolling interests in Ashford Holdings includes the Series CHP Convertible Preferred Units (the “Series CHP Units”) and the membership interests of common units and LTIP units. See also note 2 for tables summarizing the redeemable noncontrolling ownership interests and carrying values.
The following table summarizes the net (income) loss attributable to our redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests:
Ashford Holdings	$706	$(501)
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
For the years ended December 31, 2024 and 2023, the Company recorded net income attributable to redeemable noncontrolling interests of $706,000 and $688,000, respectively, to the Series CHP Unit holders which is included in Ashford Holdings in the table above.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2024, the Company had aggregate undeclared preferred stock dividends of approximately $48.3 million, which relates to the second and fourth quarters of 2024, the fourth quarter of 2023 and the second and fourth quarters of 2021. On each of April 12, 2024 and October 9, 2024 the Company paid $8.7 million of dividends previously declared by the Board with respect to the Company’s Series D Convertible Preferred Stock for the first and third quarters of 2024.
All dividends, declared and undeclared, are recorded as a reduction in net income (loss) attributable to common stockholders in the period incurred in our consolidated statements of operations. All accrued dividends accumulate and compound until paid in cash or converted into common stock of the Company pursuant to the Certificate of Designation for the Series D Convertible Preferred Stock. Unpaid Series D Convertible Preferred Stock dividends, declared and undeclared, totaling $48.3 million and $28.5 million at December 31, 2024 and December 31, 2023, respectively, are recorded as a liability in our consolidated balance sheets as “dividends payable.”
Convertible preferred stock cumulative dividends declared during the years ended December 31, 2024 and 2023 for all issued and outstanding shares were as follows (in thousands, except per share amounts):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2024	2023
Preferred dividends - declared	$17,399	$26,099
Preferred dividends per share - declared	$0.9100	$1.3650
Aggregate undeclared convertible preferred stock cumulative dividends (in thousands, except per share amounts):

	December 31, 2024	December 31, 2023
Aggregate preferred dividends - undeclared	$48,342	$28,508
Aggregate preferred dividends - undeclared per share	$2.5283	$1.4910
15. Equity-Based Compensation
Under our 2014 Incentive Plan, we are authorized to grant 3,331,679 incentive stock awards in the form of shares of our common stock or securities convertible into shares of our common stock. As of December 31, 2024, 212,340 incentive stock award shares were available for future issuance under the 2014 Incentive Plan. As defined by the 2014 Incentive Plan, authorized shares automatically increase on January 1 of each year in an amount equal to 15% of the sum of (i) the fully diluted share count and (ii) the shares of common stock reserved for issuance under the Company’s deferred compensation plan less shares available under the 2014 Incentive Plan as of December 31 of the previous year. Pursuant to the plan, we have 564,026 shares of our common stock, or securities convertible into 564,026 shares of our common stock, available for issuance under our 2014 Incentive Plan, as of January 1, 2025.
Equity-based compensation expense is primarily recorded in “salaries and benefits expense” and REIT equity-based compensation expense is primarily recorded in “reimbursed expenses” in our consolidated statements of operations. The components of equity-based compensation expense for the years ended December 31, 2024 and 2023 are presented below by award type (in thousands):

	Year Ended December 31,
	2024	2023
Equity-based compensation:
Class 2 LTIP Units and stock option amortization (1)	$130	$130
Employee LTIP Units and equity grant expense (2)	3,238	1,729
Director and other non-employee equity grants expense (3)	229	553
Total equity-based compensation	$3,597	$2,412

Other equity-based compensation:
REIT equity-based compensation (4)	$4,118	$12,196
	$7,715	$14,608
________
(1)    As of December 31, 2024, the Company had approximately $26,000 of total unrecognized compensation expense related to the Class 2 LTIP Units that will be recognized over a weighted average period of 0.2 years.
(2)    As of December 31, 2024, the Company had approximately $1.1 million of total unrecognized compensation expense related to restricted shares and LTIP Units that will be recognized over a weighted average period of 1.9 years.
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
As of December 31, 2024, we had outstanding equity-based compensation awards as follows:
Stock Options—The Company did not grant or modify any stock option grants during the years ended December 31, 2024 and 2023.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per option)	(In years)	(In thousands)
Outstanding, January 1, 2023	574	$68.78	4.39	$—
Outstanding, December 31, 2023	574	68.78	3.39	—
Outstanding, December 31, 2024	574	68.78	2.39	—
Options exercisable at December 31, 2024	574	$68.78	2.39	$—
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price as of the end of the period. At December 31, 2024, the Company did not have any remaining unrecognized compensation expense related to stock options.
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
The Company did not grant or modify any Class 2 LTIP Units during the years ended December 31, 2024 and 2023.
A summary of Class 2 LTIP Unit activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2023	829	$63.20	4.63	$—
Outstanding, December 31, 2023	829	63.20	3.63	—
Outstanding, December 31, 2024	829	63.20	2.63	—
Class 2 LTIP Units exercisable at December 31, 2024	781	$60.59	2.21	$—
The aggregate intrinsic value represents the difference between the exercise price of the Class 2 LTIP Units and the quoted closing common stock price as of the end of the period. At December 31, 2024, the Company had approximately $26,000 of total unrecognized compensation expense, related to Class 2 LTIP Units that will be recognized over the weighted average period of 0.2 years.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock—A summary of our restricted stock activity, as it relates to equity-based compensation, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024			2023
	Restricted Shares	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	Restricted Shares	Weighted Average Price Per Share at Grant	Weighted Average Fair Value
Outstanding at beginning of year	208	$13.64	$2,837	228	$12.25	$2,793
Restricted shares granted (1)	254	2.15	546	136	13.18	1,792
Restricted shares vested	(210)	10.48	2,201	(153)	11.13	1,703
Restricted shares forfeited	(3)	8.18	25	(3)	14.33	43
Outstanding at end of year	249	$4.65	$1,158	208	$13.64	$2,837
________
(1) Equity-based compensation expense of $242,000 and $672,000 was recognized in connection with stock grants of 254,000 and 136,000 to our employees and independent directors for the years ended December 31, 2024 and 2023, respectively.
LTIP Units—Under our 2014 Incentive Plan, we are authorized to grant LTIP awards to certain executives and employees as compensation. All LTIP Units are convertible into common shares of AHH at a 1:1 ratio upon vesting.
A summary of our LTIP Unit activity, as it relates to equity-based compensation, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024			2023
	LTIPs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	LTIPs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value
Outstanding at beginning of year	67	$14.57	$976	39	$16.14	$629
LTIPs granted (1)	253	4.57	1,156	41	13.59	557
LTIPs vested	(227)	6.16	1,398	(13)	16.14	210
Outstanding at end of year	93	$7.92	$737	67	$14.57	$976
________
(1) Equity-based compensation expense of $1.4 million and $364,000 was recognized in connection with the grants of 253,000 and 41,000 LTIP Units for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, 240,000 LTIP Units were vested and the Company had approximately $388,000 of total unrecognized compensation expense related to LTIP Units.
Deferred Stock Units—Under our existing 2014 Incentive Plan, our independent directors may elect to receive Deferred Stock Units (“DSU”) which allows deferral of immediate vesting common shares granted in the period until the earlier of the end of the director’s service or a change of control in the Company. DSUs are fully vested as of the grant date and may only be settled in the Company’s common stock.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our DSU activity, as it relates to equity-based compensation, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024			2023
	DSUs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value	DSUs	Weighted Average Price Per Share at Grant	Weighted Average Fair Value
Outstanding at beginning of year	112	$10.63	$1,191	82	$10.76	$882
DSUs granted (1)	18	4.81	87	30	10.79	324
DSUs converted to common stock	(43)	9.82	422	—	—	—
Outstanding at end of year	87	$9.82	$854	112	$10.63	$1,191
________
(1) Equity-based compensation expense of $87,000 and $320,000 was recognized in connection with grants of 18,000 and 30,000 immediately vested DSUs to our independent directors for each of the years ended December 31, 2024 and 2023, respectively.
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
The following table summarizes the DCP activity (in thousands):

	Year Ended December 31,
	2024	2023
Change in fair value:
Unrealized gain (loss)	$(727)	$1,959
________
As of December 31, 2024 and December 31, 2023, the carrying value of the DCP liability was $1.6 million and $891,000, respectively. No distributions were made to any participant during the years ended December 31, 2024 and 2023.
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
For the years ended December 31, 2024 and 2023, “salaries and benefits” expense on our consolidated statements of operations included matching expense of $4.9 million and $4.3 million, respectively. For the years ended December 31, 2024 and 2023, “cost of revenues for design and construction” on our consolidated statements of operations included matching expense of $403,000 and $473,000, respectively.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Income Taxes
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2024	2023
Income tax (expense) benefit at federal statutory income tax rate	$(541)	$1,166
State income tax (expense) benefit, net of federal income tax benefit	(987)	6
Foreign income tax expense	(1,210)	(1,099)
Income (loss) passed through to common unit holders and noncontrolling interests	(20)	(125)
Permanent differences, net	(1,111)	(2,177)
Valuation allowance	(3,045)	1,969
Uncertain tax position	(73)	(61)
Stock compensation expense	—	361
Tax credits	442	381
Other	(23)	123
Total income tax (expense) benefit	$(6,568)	$544
The U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(2,937)	$(9,819)
Foreign	5,513	4,268
Total income (loss) before income taxes	$2,576	$(5,551)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$(3,617)	$(888)
Foreign	(1,508)	(1,475)
State	(1,266)	(1,374)
Total current	(6,391)	(3,737)
Deferred:
Federal	276	14
Foreign	(292)	3,181
State	(161)	1,086
Total deferred	(177)	4,281
Total income tax (expense) benefit	$(6,568)	$544
Penalties paid to taxing authorities for the years ended December 31, 2024 and 2023 were immaterial.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2024 and 2023, our net deferred tax asset (liability) and related valuation allowance on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Investments in unconsolidated entities and joint ventures	$214	$161
Capitalized acquisition costs	3,940	4,431
Deferred compensation	373	198
Accrued expenses	4,391	7,014
Equity-based compensation	11,499	10,748
Deferred revenue	765	887
Operating lease liabilities	5,098	4,900
Net operating loss and tax credit carryover	8,957	8,008
Disallowed interest expense	2,108	475
Charitable contributions carryover	438	580
Total gross deferred tax assets	37,783	37,402
Less: Valuation allowance	(9,171)	(6,126)
Total deferred tax assets, net of valuation allowance (1)	28,612	31,276
Deferred tax liabilities
Prepaid expenses	(2,148)	(872)
Property and equipment	(5,694)	(5,475)
Intangibles	(37,722)	(39,951)
Operating lease right-of-use assets	(4,747)	(4,450)
Investment in insurance subsidiary	(3,637)	(5,687)
Total deferred tax liabilities	(53,948)	(56,435)
Total net deferred tax assets (liabilities)	$(25,336)	$(25,159)
________
(1)    Includes $3.9 million and $4.4 million of deferred tax assets presented in our consolidated balance sheets as of December 31, 2024 and 2023, respectively. The deferred tax assets presented in 2024 related to deferred tax assets with Ashford Inc. and our INSPIRE Mexico and Dominican Republic subsidiaries. The deferred tax assets presented in 2023 included $3.2 million and $1.2 million of deferred tax assets assigned to our INSPIRE Mexico and Warwick subsidiaries, respectively.
At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $31.1 million, primarily related to the separate company filing for OpenKey. These NOLs are only available to reduce future federal tax liabilities at each separate entity. If unused, $5.9 million of the OpenKey federal net operating loss carryforwards expire in tax year beginning in 2036, with all other federal net operating losses having an indefinite carryforward period.
At December 31, 2024, the Company also had state net operating loss carryforwards of $10.4 million with $3.7 million of these loss carryforwards only available to OpenKey. The Company had foreign net operating loss carryforwards of $8.1 million related primarily to its operations in the U.S. Virgin Islands.
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
Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At December 31, 2024, there is a full valuation allowance on the deferred tax assets related to OpenKey and RED totaling $7.2 million, and valuation allowance totaling $1.9 million related to disallowed interest expense at Ashford Inc.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$1,238	$1,161
Gross increases for tax positions of prior years	92	77
Balance at the end of year	$1,330	$1,238
As of December 31, 2024, the total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $1.1 million, net of federal benefit. The Company’s policy is to record penalty and interest as a component of income tax expense. See note 2.
18. Related Party Transactions
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
On August 8, 2024, the Company, Ashford LLC, Ashford Trust and Ashford Trust OP entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of Ashford Trust’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the advisory agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of Ashford Trust’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) (the “Outside Date”) for purposes of determining whether a Company Change of Control (as defined in the advisory agreement) has occurred, from May 31, 2025 to August 31, 2025. On November 8, 2024, the Company, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation entered into Amendment No. 2 to the Third Amended and

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restated Advisory Agreement (the “Second Amendment”) which further extended the Outside Date from August 31, 2025 to November 30, 2025 and placed certain limitations on the operations of Ashford Trust and Ashford Trust OP should a Potential Company Change of Control (as defined in the Second Amendment) occur.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Lismore has certain agreements with Ashford Trust to provide debt placement, modifications and refinancings of certain mortgage debt. Lismore’s fees are recognized based on a stated percentage of the loan amount when services have been rendered and the subject loan, modification or other transaction is closed.
Lismore has entered into various 12-month agreements with Ashford Trust to seek modifications or refinancings of certain mortgage loans held by Ashford Trust. For the years ended December 31, 2024 and December 31, 2023, Lismore recognized approximately $3.4 million and $748,000, respectively, in revenue under the agreements. As of December 31, 2024 and December 31, 2023, the Company had $115,000 and $183,000, respectively, of deferred income recorded related to these agreements.
The following table summarizes the revenues and expenses related to Ashford Trust (in thousands):

	Year Ended December 31,
	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$32,949	$33,176

Hotel management fees:
Base management fees	22,162	25,469
Incentive management fees	3,577	4,963
Total hotel management fees revenue (1)	25,739	30,432

Design and construction fees revenue (2)	12,280	15,911

Other revenue:
Watersports, ferry and excursion services (4)	61	68
Debt placement and related fees (5)	3,374	2,261
Premiums earned (6)	9,249	142
Cash management fees (7)	67	139
Other services (8)	1,512	1,570
Total other revenue	14,263	4,180

Cost reimbursement revenue	280,175	278,731

Total revenues	$365,406	$362,430

REVENUES BY SEGMENT (9)
Advisory	$56,500	$47,625
Remington (10)	262,804	282,533
Premier	19,919	22,961
INSPIRE	117	111
RED	92	117
OpenKey	92	119
Corporate and other (11)	25,882	8,964
Total revenues	$365,406	$362,430

Corporate and Other Segment Revenues
Warwick	$9,281	$142

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2024	2023
Pure Wellness	1,411	1,442
Lismore	3,374	2,261
Ashford Securities	11,816	5,119
Total corporate and other revenues	$25,882	$8,964

COST OF REVENUES
Cost of revenues for audio visual (3)	$9,156	$9,841

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenue from guests at REIT properties (3)	$21,823	$22,878
Watersports, ferry and excursion services revenue from guests at REIT properties (4)	39	171
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
(5)    Debt placement and related fees are earned by Lismore.
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
(9)    See note 20 for discussion of segment reporting.
(10)    Our Remington segment’s revenue includes $25.7 million of hotel management fees revenue, $208.4 million of payroll-related cost reimbursement revenue and $28.7 million of other cost reimbursement revenue.
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
The following table summarizes amounts due (to) from Ashford Trust, net at December 31, 2024 and 2023 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2024	December 31, 2023
Ashford LLC	$9,587	$8,656
Ashford Services	439	—
Ashford Securities	226	—
Remington	3,971	5,134
Premier	1,679	3,391
INSPIRE	1,274	1,495
RED	12	12
OpenKey	3	10
Pure Wellness	478	235
Warwick	8,340	—
Due (to) from Ashford Trust	$26,009	$18,933
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Lismore has entered into various 12-month agreements with Braemar to seek modifications or refinancings of certain mortgage debt held by Braemar. For the years ended December 31, 2024 and December 31, 2023, Lismore recognized approximately $2.7 million and $312,000, respectively, in revenue under the agreements. As of December 31, 2024 and December 31, 2023, the Company had $44,000 and $52,000 of deferred income recorded related to the agreement.
The following table summarizes the revenues and expenses related to Braemar (in thousands):

	Year Ended December 31,
	2024	2023
REVENUES BY TYPE
Advisory services fees:
Base advisory fees	$13,838	$13,983
Incentive advisory fees (1)	1,179	268
Other advisory revenue (2)	522	521
Total advisory services fees revenue	15,539	14,772

Hotel management fees:
Base management fees	2,317	2,471
Incentive management fees	147	—
Total hotel management fees revenue (3)	2,464	2,471

Design and construction fees revenue (4)	10,781	7,800

Other revenue:
Watersports, ferry and excursion services (6)	2,901	2,314
Debt placement and related fees (7)	2,732	2,373
Premiums earned (8)	1,176	21
Cash management fees (9)	91	117
Other services (10)	256	251
Total other revenue	7,156	5,076

Cost reimbursement revenue	39,775	52,929

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2024	2023
Total revenues	$75,715	$83,048

REVENUES BY SEGMENT (11)
Advisory	$28,190	$31,334
Remington (12)	28,741	27,577
Premier	15,888	12,652
INSPIRE	134	101
RED	3,024	2,356
OpenKey	41	38
Corporate and other (13)	(303)	8,990
Total revenues	$75,715	$83,048

CORPORATE AND OTHER SEGMENT REVENUES
Warwick	$1,226	$21
Pure Wellness	213	210
Lismore	2,732	2,373
Ashford Securities	(4,474)	6,386
Total corporate and other revenue	$(303)	$8,990

COST OF REVENUES (5)
Cost of revenues for audio visual	$4,256	$4,371
Other	2,703	1,950

SUPPLEMENTAL REVENUE INFORMATION
Audio visual revenues from guests at REIT properties (5)	$10,857	$10,829
Watersports, ferry and excursion services revenue from guests at REIT properties (5)	3,190	2,894
________
(1)    The incentive advisory fees for the years ended December 31, 2024 and 2023 includes the pro rata portion of the third year and second year installment, respectively, of the 2022 incentive advisory fee. The incentive advisory fees for the year ended December 31, 2024 also includes the first year installment of the 2024 incentive advisory fee. Incentive fee payments are subject to meeting the December 31st FCCR Condition each year, as defined in our advisory agreements. The annual total stockholder return did not meet the relevant incentive fee threshold during the 2023 measurement period.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
revenue recognition policy.
(6)    Watersports, ferry and excursion services revenue includes revenue that is earned by RED for providing services directly to Braemar rather than contracting with third-party customers.
(7)    Debt placement and related fees are earned by Lismore.
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
(11)    See note 20 for discussion of segment reporting.
(12)    Our Remington segment’s revenue includes $2.5 million of hotel management fees revenue, $24.8 million of payroll-related cost reimbursement revenue and $1.4 million of other cost reimbursement revenue.
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
The following table summarizes amounts due (to) from Braemar, net at December 31, 2024 and 2023 associated primarily with the advisory services fee and other fees discussed above, as it relates to each of our consolidated entities (in thousands):

	December 31, 2024	December 31, 2023
Ashford LLC	$(389)	$(2,433)
Ashford Services	(128)	—
Ashford Securities	41	—
Remington	1,069	173
Premier	1,157	2,177
INSPIRE	650	599
RED	208	193
OpenKey	2	5
Pure Wellness	38	—
Warwick	1,088	—
Due (to) from Braemar	$3,736	$714

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2024, Ashford Trust and Braemar had funded approximately $13.2 million and $12.9 million, respectively. The Company recognized cost reimbursement revenue from Ashford Trust in our consolidated statements of operations of $11.8 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively. The Company recognized a reduction to cost reimbursement revenue from Braemar in our consolidated statements of operations of $4.5 million for the year ended December 31, 2024. The Company recognized cost reimbursement revenue from Braemar in our consolidated statements of operations of $6.4 million for the year ended December 31, 2023. Cost reimbursement revenue for the year ended December 31, 2024 includes $2.0 million of dealer manager fees earned by Ashford Securities for the placement of non-listed preferred equity offerings of Ashford Trust.
Expiration of ERFP Agreement Related Leases with Ashford Trust—On June 26, 2018, the Company entered into an Enhanced Return Funding Program Agreement with Ashford Trust (the “Ashford Trust ERFP Agreement”). Although the Ashford Trust ERFP Agreement expired in accordance with its terms on June 26, 2021, certain obligations of the parties survived.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In the fourth quarter of 2023, the Company entered into a new lease agreement with Ashford Trust wherein the Company purchased FF&E of $1.0 million from Ashford Trust equal to the fair market value of the FF&E sold to Ashford Trust under the ERFP Agreement in the fourth quarter of 2022. The FF&E was leased back to Ashford Trust rent-free.
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
In the fourth quarter of 2023, Ashford Trust purchased FF&E with a net book value of $2.4 million from the Company at the fair market value of $630,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. The Company recognized a $630,000 outstanding receivable which is recorded in “due from Ashford Trust” in our consolidated balance sheets as of December 31, 2023. The Company recorded a loss on the sale of the FF&E of $1.8 million which is included within “other” operating expense in our consolidated statement of operations for the year ended December 31, 2023. In the second quarter of 2024, the Company entered into a new lease agreement with Ashford Trust wherein the Company purchased FF&E of $630,000 from Ashford Trust equal to the fair market value of the FF&E sold to Ashford Trust under the ERFP Agreement. The FF&E was leased back to Ashford Trust rent-free.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On December 7, 2023, the Company contributed $200,000 to Stirling OP in exchange for 8,000 Class E Units resulting in an interest of less than one percent in Stirling OP. The contribution is recorded as an equity method investment within “investments” in our consolidated balance sheets. The Company will also advance on Stirling’s behalf certain of its organizational and offering expenses and general and administrative expenses through December 31, 2025, at which point Stirling will reimburse the Company for all such advanced expenses ratably over 120 months following such date.
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
Ashford Trust held a 15.06% noncontrolling interest in OpenKey and Braemar held a 7.92% noncontrolling interest in OpenKey as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company loaned our consolidated subsidiary OpenKey $2.4 million and $2.9 million, respectively, to fund OpenKey’s operations. The loan balance was eliminated upon consolidation in our consolidated financial statements. See also notes 2 and 13.
The Company or its affiliates provide to the Bennetts or their permitted designees certain services, including, but not limited to, accounting, tax and administrative services pursuant to the Transition Cost Sharing Agreement entered into in connection with the Company’s acquisition of Remington Lodging from the Bennetts in November 2019. The gross amount of expenses and reimbursements for these transition services for the years ended December 31, 2024 and 2023 was $359,000 and $417,000, respectively. The expenses and reimbursements for transition services are recorded on a net basis and, therefore, the reimbursed activity does not impact our consolidated statements of operations for the years ended December 31, 2024 and 2023.
19. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Net income (loss) attributable to common stockholders – basic and diluted:
Net income (loss) attributable to the Company	$(3,288)	$(4,628)
Less: Dividends on preferred stock, declared and undeclared (1)	(37,234)	(36,193)
Undistributed net income (loss) allocated to common stockholders	(40,522)	(40,821)
Distributed and undistributed net income (loss) - basic	$(40,522)	$(40,821)
Effect of deferred compensation plan	—	(1,995)
Distributed and undistributed net income (loss) - diluted	$(40,522)	$(42,816)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	2,575	3,079
Effect of deferred compensation plan shares	—	49
Weighted average common shares outstanding – diluted	2,575	3,128

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(15.74)	$(13.26)
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(15.74)	$(13.69)
________
(1)    Undeclared dividends were deducted to arrive at net income (loss) attributable to common stockholders. See note 14.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Net income (loss) attributable to redeemable noncontrolling interests in Ashford Holdings	$(706)	$501
Net income (loss) attributable to subsidiary convertible interests	198	757
Dividends on preferred stock, declared and undeclared	37,234	36,193
Total	$36,726	$37,451
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	107	17
Effect of assumed conversion of Ashford Holdings units	180	96
Effect of conversion of subsidiary interests	862	436
Effect of assumed conversion of preferred stock	4,376	4,241
Total	5,525	4,790
20. Segment Reporting
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
Certain information concerning our segments for the years ended December 31, 2024 and 2023 are presented in the following tables (in thousands). Consolidated subsidiaries are reflected as of their respective acquisition dates or as of the date we were determined to be the primary beneficiary of variable interest entities.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUES:
Advisory services fees	$48,488	$—	$—	$—	$—	$—	$—	$48,488
Hotel management fees	—	52,222	—	—	—	—	—	52,222
Design and construction fees	—	—	26,780	—	—	—	—	26,780
Audio visual	—	—	—	167,109	—	—	—	167,109
Other	170	—	—	—	41,172	1,410	22,173	64,925
Cost reimbursement revenue (1)	36,032	401,174	13,553	252	154	—	7,465	458,630
Total revenues	84,690	453,396	40,333	167,361	41,326	1,410	29,638	818,154
EXPENSES:
Salaries and benefits	—	24,738	2,888	20,838	5,545	2,531	33,820	90,360
Deferred compensation plans	—	—	—	438	31	—	258	727
Stock/unit-based compensation	—	121	96	29	109	37	3,205	3,597
Cost of revenues for design and construction	—	—	8,127	—	—	—	—	8,127
Cost of revenues for audio visual	—	—	—	120,005	—	—	—	120,005
Depreciation and amortization	584	10,579	10,881	1,948	1,365	11	109	25,477
General and administrative	—	8,274	3,913	13,615	9,632	2,035	22,648	60,117
Other (2)	60	(58)	930	389	23,956	198	11,457	36,932
REIT stock/unit-based compensation	4,095	2	10	11	—	—	—	4,118
Reimbursed expenses (1)	31,944	401,172	13,551	241	154	—	7,390	454,452
Total operating expenses	36,683	444,828	40,396	157,514	40,792	4,812	78,887	803,912
OPERATING INCOME (LOSS)	48,007	8,568	(63)	9,847	534	(3,402)	(49,249)	14,242
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	811	811
Interest expense	—	—	—	(1,858)	(1,821)	(41)	(12,818)	(16,538)
Amortization of loan costs	—	—	—	(20)	(37)	—	(1,051)	(1,108)
Interest income	—	166	—	—	—	—	2,569	2,735
Other income (expense)	—	20	—	145	14	(1)	2,256	2,434
INCOME (LOSS) BEFORE INCOME TAXES	48,007	8,754	(63)	8,114	(1,310)	(3,444)	(57,482)	2,576
Income tax (expense) benefit	(11,542)	(2,201)	(430)	(4,732)	187	—	12,150	(6,568)
NET INCOME (LOSS)	$36,465	$6,553	$(493)	$3,382	$(1,123)	$(3,444)	$(45,332)	$(3,992)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $32.3 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel, accounting and insurance.
(2)    Other operating expense primarily includes losses from the sale of ERFP-related FF&E to Ashford Trust in our Advisory segment, bad debt expense in our Remington, Premier and INSPIRE segments and costs of revenues in our RED, OpenKey and Corporate and Other segments.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
	Advisory	Remington	Premier	INSPIRE	RED	OpenKey	Corporate and Other	Ashford Inc. Consolidated
REVENUES:
Advisory services fees	$47,948	$—	$—	$—	$—	$—	$—	$47,948
Hotel management fees	—	52,561	—	—	—	—	—	52,561
Design and construction fees	—	—	27,740	—	—	—	—	27,740
Audio visual	—	—	—	148,617	—	—	—	148,617
Other	268	41	—	—	34,058	1,586	7,480	43,433
Cost reimbursement revenue (1)	30,744	371,720	12,207	212	92	—	11,521	426,496
Total revenues	78,960	424,322	39,947	148,829	34,150	1,586	19,001	746,795
EXPENSES:
Salaries and benefits	—	24,283	2,960	18,399	4,409	2,772	39,421	92,244
Deferred compensation plans	—	—	—	—	36	—	(1,995)	(1,959)
Stock/unit-based compensation	—	78	75	30	22	—	2,207	2,412
Cost of revenues for design and construction	—	—	11,666	—	—	—	—	11,666
Cost of revenues for audio visual	—	—	—	108,754	—	—	—	108,754
Depreciation and amortization	1,353	11,861	11,527	1,920	1,109	12	440	28,222
General and administrative	—	6,579	3,653	12,063	8,662	2,026	12,740	45,723
Other (2)	2,898	1,885	—	—	19,144	181	1,173	25,281
REIT stock/unit-based compensation	12,020	20	101	55	—	—	—	12,196
Reimbursed expenses (1)	18,653	371,700	12,106	157	92	—	11,603	414,311
Total operating expenses	34,924	416,406	42,088	141,378	33,474	4,991	65,589	738,850
OPERATING INCOME (LOSS)	44,036	7,916	(2,141)	7,451	676	(3,405)	(46,588)	7,945
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	(702)	(702)
Interest expense	—	—	—	(1,818)	(1,625)	(21)	(10,744)	(14,208)
Amortization of loan costs	—	—	—	(164)	(41)	—	(846)	(1,051)
Interest income	—	122	—	—	—	—	1,676	1,798
Realized gain (loss) on investments	—	(80)	—	—	—	—	—	(80)
Other income (expense)	—	(24)	—	479	402	(64)	(46)	747
INCOME (LOSS) BEFORE INCOME TAXES	44,036	7,934	(2,141)	5,948	(588)	(3,490)	(57,250)	(5,551)
Income tax (expense) benefit	(10,571)	(1,453)	519	(487)	304	—	12,232	544
NET INCOME (LOSS)	$33,465	$6,481	$(1,622)	$5,461	$(284)	$(3,490)	$(45,018)	$(5,007)
________
(1)    Our segments are reported net of eliminations upon consolidation. Approximately $12.9 million of cost reimbursement revenue and reimbursed expenses were eliminated in consolidation primarily for overhead expenses reimbursed to Remington including rent, payroll, office supplies, travel and accounting.
(2)    Other operating expense primarily includes losses from the sale of ERFP-related FF&E to Ashford Trust in our Advisory segment, bad debt expense in our Remington, Premier and INSPIRE segments and costs of revenues in our RED, OpenKey and Corporate and Other segments.

Total assets by segment are presented below (in thousands):

	December 31, 2024	December 31, 2023
Remington	$152,328	$166,719
Premier	127,456	138,967
INSPIRE	65,048	57,193
RED	52,350	50,012
OpenKey	899	1,303
Other (1)	100,896	90,613
Total assets	$498,977	$504,807
________
(1)    Other includes the total assets of our Advisory and Corporate and Other segments. Total assets for our Advisory segment are not available for disclosure as assets are not allocated between our Advisory and Corporate and Other segments.

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total capital expenditures by segment are presented below (in thousands):

	December 31, 2024	December 31, 2023
Remington	$768	$1,197
Premier	80	249
INSPIRE	11,575	13,006
RED	7,376	8,508
OpenKey	—	2
Other (1)	622	1,733
Total capital expenditures	$20,421	$24,695
________
(1)    Other includes the total capital expenditures of our Advisory and Corporate and Other segments. Capital expenditures for our Advisory segment are not available for disclosure as capital expenditures are not allocated between our Advisory and Corporate and Other segments.
Geographic Information
For revenues by geographical locations, see note 3. The following table presents property and equipment, net by geographic area (in thousands):

	December 31, 2024	December 31, 2023
United States	$54,751	$49,478
Mexico	7,585	6,439
Dominican Republic	979	677
United Kingdom (Turks and Caicos Islands)	183	258
	$63,498	$56,852

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Concentration of Risk
During the years ended December 31, 2024 and 2023 our advisory revenue was primarily derived from our advisory agreements with Ashford Trust and Braemar. Additionally, Remington, Premier, OpenKey, RED, Pure Wellness, Lismore and Warwick generated revenues through contracts with Ashford Trust and Braemar, as summarized in the tables below, stated as a percentage of the consolidated subsidiaries’ total revenues.

	Year Ended December 31,
	2024	2023
Percentage of total revenues from Ashford Trust(1)
Remington	58.0%	66.6%
Premier	49.4%	57.5%
INSPIRE (2)	13.1%	15.4%
RED (2)	0.3%	0.8%
OpenKey	6.5%	7.5%
Pure Wellness	47.9%	58.4%
Lismore	55.8%	48.8%
Warwick	70.4%	85.6%
________
(1)See note 18 for details regarding our related party transactions.
(2)The percentage stated includes revenues earned by each company from customers at Ashford Trust hotels. See notes 3 and 18 for discussion of INSPIRE and RED’s revenues.

	Year Ended December 31,
	2024	2023
Percentage of total revenues from Braemar (1)
Remington	6.3%	6.5%
Premier	39.4%	31.7%
INSPIRE (2)	6.6%	7.3%
RED (2)	15.0%	15.4%
OpenKey	2.9%	2.4%
Pure Wellness	7.2%	8.5%
Lismore	44.2%	51.2%
Warwick	9.0%	12.8%
________
(1)See note 18 for details regarding our related party transactions.
(2)The percentage stated includes revenues earned by each company from customers at Braemar hotels. See notes 3 and 18 for discussion of INSPIRE and RED’s revenues.
The carrying amounts of net assets related to our INSPIRE operations in Mexico and the Dominican Republic increased to $5.0 million and $3.1 million, respectively, as of December 31, 2024, from $2.2 million and $2.1 million as of December 31, 2023. The carrying amounts of net assets related to our RED operations in Turks and Caicos were $987,000 and $944,000 as of December 31, 2024 and 2023, respectively. For discussion of revenues by geographic location, see note 3.
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

ASHFORD INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Subsequent Events
On February 18, 2025, a subsidiary of TSGF L.P. entered into a closed-end, non-revolving line of credit for $7.3 million of which the Company has a guaranteed obligation of up to $3.5 million. Proceeds from the line of credit bear interest at The Wall Street Journal Prime Rate minus 0.50% with a minimum interest rate of 5.0% and matures on February 18, 2032.
On March 10, 2025, the Company, Ashford LLC, Ashford Trust, Ashford Trust OP and Ashford TRS Corporation entered into Amendment No. 3 to the Third Amended and Restated Advisory Agreement which further extended the Outside Date from November 30, 2025 to March 31, 2026.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Trust (the “2025 Ashford Trust Advisory Agreement Limited Waiver”). Pursuant to the 2025 Ashford Trust Advisory Agreement Limited Waiver, the Company and Ashford Trust waive the operation of any provision in our advisory agreement that would otherwise limit the ability of Ashford Trust in its discretion, at Ashford Trust’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Company.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Braemar (the “2025 Braemar Advisory Agreement Limited Waiver”). Pursuant to the 2025 Braemar Advisory Agreement Limited Waiver, the Company and Braemar waive the operation of any provision in our advisory agreement that would otherwise limit the ability of Braemar in its discretion, at Braemar’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officer, and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to Form 10-K/A to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all personnel of the Company and its subsidiaries, including directors, officers and employees and other covered persons, as well as the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this report.
Item 11. Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to Form 10-K/A to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to Form 10-K/A to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to Form 10-K/A to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to Form 10-K/A to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Financial Statement Schedules and Exhibits
(a)Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 73 through 137 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
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

3.10*	Amended and Restated Bylaws of Ashford Inc., as amended January 15, 2025
3.10.1*	Amended and Restated Bylaws of Ashford Inc., as amended January 15, 2025 compared to Amended and Restated Bylaws of Ashford Inc., as amended August 24, 2023
4.1	Specimen Common Stock Certificate of Ashford Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 8 to the Registration Statement on Form 10 filed on November 1, 2016)
4.2	Form of Senior Indenture and (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
4.4	Form of Senior Debt Security (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Ashford Inc. filed October 5, 2018) (File No. 333-2277729)
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

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 of Form 10-K filed on March 27, 2024) (File No. 001-36400)
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

Exhibit	Description
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
10.10.5†
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

Exhibit	Description
10.26
Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018, among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of the Braemar Hotels & Resorts Inc.’s Form 8-K filed on April 23, 2018) (File No. 001-35972).

10.26.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 18, 2019) (File No. 001-36400)

10.26.2
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.26.3
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30.1
Amendment No. 1 to the Braemar Master Project Management Agreement, dated May 28, 2021, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.30.2
Amendment No. 2 to the Braemar Master Project Management Agreement, dated February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Premier Project Management LLC (incorporated by reference to Exhibit 10.30.2 to the Annual Report on Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32.1
Amendment No. 1 to the Master Project Management Agreement, dated as of May 28, 2021, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.33†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.34†
Amended and Restated Employment Agreement between Ashford Inc., Ashford Hospitality Services, LLC and Jeremy Welter, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2019) (File No. 001-36400)

10.34.1†
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on April 19, 2022)(File No. 001-36400).

10.35†
Form of Acknowledgment Letter by and between the Company and Certain of its Officers dated December 29, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 29, 2020)(File No. 001-36400)

Exhibit	Description
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

10.52	Letter Agreement, by and between Ashford Inc. and Monty J. Bennett, dated as of May 15, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 19, 2020) (File No. 001-36400)

Exhibit	Description
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

Exhibit	Description
10.66
Equipment Note Agreement, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.67
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.68
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.69†
Amended and Restated Employment Agreement by and between Ashford Hospitality Advisors LLC and Deric S. Eubanks, dated to be effective January 1, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 25, 2023) (File No. 001-36400)

10.70
Advisory Agreement, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC, dated December 6, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2023) (File No. 001-36400)

10.70.1
Amendment No. 1 to Advisory Agreement, dated as of November 7, 2024, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC (incorporated by reference to Exhibit 10.2.1 of Form 10-Q filed on November 13, 2024) (File No. 001-36400)

10.71†
Letter Agreement, by and between Mark Nunneley and Ashford Inc., dated December 7, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 7, 2023) (File No. 001-36400)

10.72
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 15, 2024) (File No. 001-36400)

10.72.1
Amendment No. 1 to Third Amended and Restated Advisory Agreement, dated as of August 8, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1.1 of Form 10-Q filed on August 13, 2024) (File No. 001-36400)

10.72.2
Amendment No. 2 to Third Amended and Restated Advisory Agreement, dated as of November 8, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1.2 of Form 10-Q filed on November 13, 2024) (File No. 001-36400)

10.72.3*
Amendment No. 3 to Third Amended and Restated Advisory Agreement, dated as of March 10, 2025, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC

10.73
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.73.1
First Amendment to Second Consolidated, Amended and Restated Hotel Master Management Agreement by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 12, 2024) (File No. 001-36400)

10.74
Amended and Restated Master Project Management Agreement, dated March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Premier Project Management LLC (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.75
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.76
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.77
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.7 of Form 10-Q filed on August 13, 2024) (File No. 001-36400)

10.78*
Limited Waiver Under Advisory Agreement, dated as of March 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC

Exhibit	Description
10.79*
Limited Waiver Under Advisory Agreement, dated March 10, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

19.1*	Policy on Insider Trading and Compliance
21*	List of subsidiaries of Ashford Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2025.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2025
Monty J. Bennett

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 14, 2025
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2025
Justin R. Coe

/s/ DINESH P. CHANDIRAMANI	Director	March 14, 2025
Dinesh P. Chandiramani

/s/ DARRELL T. HAIL	Director	March 14, 2025
Darrell T. Hail

/s/ MARK A. SHARKEY	Director	March 14, 2025
Mark A. Sharkey

/s/ BRIAN WHEELER	Director	March 14, 2025
Brian Wheeler

/s/ UNO IMMANIVONG	Director	March 14, 2025
Uno Immanivong