Form 10-K/A
period 2024-12-31
Ashford Inc.
filed 2025-04-16
CIK 1604738

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
As of April 14, 2025, the registrant had 1,641,267 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
On March 14, 2025, Ashford Inc. (the “Company” or “Ashford”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year or as an amendment to the Form 10-K if such amendment is filed no later than the end of the 120-day period. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

ASHFORD INC.
YEAR ENDED DECEMBER 31, 2024

PART III
Item 10. Directors, Executive Officer, and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies and sets forth certain information regarding our Directors and Executive Officers (as defined in Rule 3b-7 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)):

Name	Age	Position(s)
Monty J. Bennett	59	Chairman and Chief Executive Officer
Alex Rose	39	Executive Vice President, General Counsel and Secretary
Deric S. Eubanks	49	Chief Financial Officer and Treasurer
Justin Coe	41	Chief Accounting Officer
Dinesh P. Chandiramani	57	Independent Director
Darrell T. Hail	59	Independent Director
Uno Immanivong	47	Independent Director
Mark A. Sharkey	64	Independent Director
Brian Wheeler	56	Independent Director, Lead Director

Monty J. Bennett. Mr. Bennett has served as our Chief Executive Officer and Chairman of the Board of Directors (the “Board”) since November 2014. Mr. Bennett is also the Founder and Chairman of both Ashford Hospitality Trust, Inc. (“Ashford Trust”) (NYSE: AHT) and Braemar Hotels & Resorts Inc. (“Braemar”) (NYSE: BHR). Mr. Bennett has over 25 years of experience in the hotel industry and has experience in virtually all aspects of the hospitality industry, including hotel ownership, finance, operations, development, asset management and project management. In addition to his roles at Ashford, over his career Mr. Bennett has been a member and leader in numerous industry associations.
Mr. Bennett is a lifelong advocate of civic engagement and takes pride in giving back to the Dallas-Fort Worth community. Together with the Ashford companies, he supports numerous charitable organizations including Alzheimer's Association, Habitat for Humanity, North Texas Food Bank, the S.M. Wright Foundation and the Special Olympics.
He holds a Master’s degree in Business Administration from Cornell’s S.C. Johnson Graduate School of Management and received a Bachelor of Science degree with distinction from the School of Hotel Administration also at Cornell. He is a life member of the Cornell Hotel Society.
Experience, Qualifications, Attributes and Skills: Mr. Bennett’s extensive industry experience as well as the strong and consistent leadership qualities he has displayed in his current role as the Chief Executive Officer and Chairman of the Board of the Company, and his experience with, and knowledge of, the Company and its operations gained in those roles, his prior role as the Chief Executive Officer and his current role as the Chairman of each of Ashford Trust and Braemar, are vital qualifications and skills that make him uniquely qualified to serve as a director of the Company and as the Chairman of the Board.
Alex Rose. Mr. Rose has served as our Executive Vice President, General Counsel and Secretary since July 2021, and has served in that capacity for Ashford Trust and Braemar since July 2021.
Mr. Rose brings a broad range of legal experience and corporate governance expertise to our Company. Prior to joining our Company in 2021, he was a Partner at Kirkland & Ellis LLP from July 2018 to June 2021, where he worked with public and private companies, as well as private equity funds and their portfolio companies, in connection with complex transactions such as mergers, acquisitions, joint ventures, divestitures, private financings, recapitalizations, debt and equity security investments, and other general corporate matters. Previously, Mr. Rose was an attorney at Jones Day and Vinson & Elkins LLP.
Mr. Rose holds a J.D. from Columbia University School of Law and a B.S. from the University of Kansas and is admitted to practice law in the States of Texas and New York.
Deric S. Eubanks. Mr. Eubanks has served as our Chief Financial Officer and Treasurer since June 2014. He has also served in that capacity for each of Braemar and Ashford Trust since June 2014. Previously, Mr. Eubanks served as Senior Vice President Finance at Braemar since November 2013 and at Ashford Trust since September 2011. Prior to such roles, Mr. Eubanks was Vice President of Investments for Ashford Trust and was responsible for sourcing and underwriting hotel investments including direct equity investments, joint venture equity, preferred equity, mezzanine loans, first mortgages, B notes, construction loans, and other debt securities. Mr. Eubanks has been with Ashford Trust since its initial public offering in August 2003. Mr. Eubanks has written several articles for industry publications and is a frequent speaker at industry conferences and industry round tables. Before joining Ashford Trust, Mr. Eubanks was a Manager of Financial Analysis for ClubCorp, where he assisted in underwriting and analyzing investment opportunities in the golf and resort industries.
Mr. Eubanks earned a Bachelor of Business Administration degree from the Cox School of Business at Southern Methodist University and is a CFA charter holder. He is a member of the CFA Institute and the CFA Society of Dallas-Fort Worth.

Justin Coe. Mr. Coe has served as our Chief Accounting Officer since January 2024 and has served in that capacity for Braemar and for Ashford Trust since January 2024. Prior to serving as Chief Accounting Officer, Mr. Coe served as our Senior Vice President of Accounting since July 2015. As Senior Vice President of Accounting, Mr. Coe was responsible for overseeing most of our accounting functions and each of our advised platforms, including Braemar and Ashford Trust. Such functions include tax, financial reporting, corporate controller, portfolio accounting, internal audit, information systems, acquisitions and special projects. Prior to joining Ashford, Mr. Coe was a Senior Manager at Ernst & Young LLP and has served since 2006 in various Assurance and Advisory roles for public and private companies in the airline, real estate, medical device and other industries domestically and internationally.
Mr. Coe holds Bachelor of Business Administration and Master of Accountancy degrees from Texas State University - San Marcos and is a licensed certified public accountant (CPA) in the state of Texas.
Dinesh P. Chandiramani. Mr. Chandiramani has served on the Board since November 2014. Mr. Chandiramani is the Chief Executive Officer of 369 Enterprises, LLC, a non-institutional, boutique private equity firm providing capital to start-up and early stage companies. Since June 2020, Mr. Chandiramani also serves as Chief Executive Officer and Strategic Advisor of Hospitality Advisory Associates and since 2021, he has served as the Chief Executive Officer of Spartan Raider Development Partners, LLC. Previously, from 2017 to 2020, Mr. Chandiramani served as Senior Vice President, Franchise Sales and Development, Americas for Radisson Hotel Group.

From 2008 to 2015, Mr. Chandiramani served as the Chief Executive Officer and President of Hyphen Construction Group, a national general contracting firm specializing in the hospitality industry. Prior to joining Hyphen Construction Group, Mr. Chandiramani worked at Response Remediation Service Company, a remediation and restoration contracting company, from 2002 to 2008.

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

Darrell T. Hail. Mr. Hail has served on the Board since November 2014. Mr. Hail served as President of Women's A.R.C., LLC from 2018 to 2021 and as a producer at Hotchkiss Insurance Agency, a Texas based insurance agency, from 2011 through 2018. Prior to joining Hotchkiss Insurance Agency, Mr. Hail served as a producer at USI, an insurance brokering and consulting agency, from 2005 to 2011 and at Summit Global Partners, a Dallas-based insurance agency from 2002 to 2005. From 1995 through 2002, Mr. Hail served as the manager and owner of Westlake Golf in The Hills, a retail golf operation in Austin, Texas. Mr. Hail earned his Bachelor of Arts in History from the University of Texas at Austin in 1988.
Experience, Qualifications, Attributes and Skills: Mr. Hail brings significant business experience, including the design and implementation of complex insurance programs for clients in various industries, to the Board. In addition, Mr. Hail brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2014 to his role as a director of the Company.
Uno Immanivong. Ms. Immanivong has served on the Board since May 2017. Ms. Immanivong has been the Chef and Owner of Red Stix since April 2017. Her role as a chef and owner of restaurants include day-to-day management, training, budgeting, sales forecasting, creation and promotion of special events, review inventory, complete payroll and compensation incentive for managers, coordinate and tape television appearances, and confer with partners on financials and growth planning. From March 2005 to September 2013, Ms. Immanivong was a Regional Sales and Support Consultant for Wells Fargo Home Mortgage, where she was responsible for working with the Regional Manager and regional sales management staff in the implementation and consistent execution of sales strategy and sales support functions. She was also the primary support resource for the region and liaison with the division management team, division implementation team, Compliance, Audit, Academy and other home office functional groups. Further, she assisted in the preparation of regional forecasting and budgeting, ensured the communication of and adherence to sales policies, compiled and reviewed audit report and reports findings, developed plans to address audit deficiencies, and developed reporting mechanisms and trend analysis to identify business needs and opportunities. From 1998 until 2005, Ms. Immanivong held various positions at Citibank, including mortgage loan underwriter and mortgage cross sell product manager.

Experience, Qualifications, Attributes and Skills: Ms. Immanivong brings her familiarity with the restaurant industry and business management to the Board. In addition, Ms. Immanivong brings her experience with, and knowledge of, the Company and its operations gained as a director of the Company since May 2017 to her role as a director of the Company.

Mark A. Sharkey. Mr. Sharkey has served on the Board since October 2024. He is currently Executive in Residence, Daniels School of Business, Executive PhD program at the University of Denver. From 1993 to April 2018, he served in various roles of increasing responsibility at Remington Lodging & Hospitality, LLC (“Remington”), a subsidiary of the Company, including most recently as President and as Chief Operating Officer and Managing Director. Following his retirement from Remington in April 2018, Mr. Sharkey has continued to serve Remington as a consultant.

Mr. Sharkey served as a member of the Hilton Owners Advisory Council, the Embassy Suites Owners Advisory Council, and has been a board member of ASFONA, Inc. since 2013. Prior to joining Remington in 1993, Mr. Sharkey was Regional Manager and Director of New Openings with La Quinta Inc. Mr. Sharkey earned a Bachelor of Arts in Business Administration degree with a concentration in Hospitality Management from Michigan State University and holds a Master of Business Administration degree from the University of Denver. In 2021, Mr. Sharkey earned a Doctor of Philosophy degree with a concentration in Leadership and Management from the University of Denver.
Experience, Qualifications, Attributes and Skills: Mr. Sharkey has served in the hospitality industry for over 40 years, operating and developing a range of select, full-service and luxury hotels. He brings his experience with, and deep knowledge of, the hotel industry to his role as a director of the Company.

Brian Wheeler. Brian Wheeler has served on the Board since November 2014 and currently serves as our lead independent director (the “Lead Director”). Mr. Wheeler is the Chief Technology Officer, Director Print Management and Director Digital Operations of Nieman Printing, Inc., one of the largest wholesale printing facilities in the Southwest United States, and a Principal of Evolution, a coaching and mentoring program for executives, since July 2012. Mr. Wheeler has served as a marketing and communications strategist at Visible Dialogue, a boutique marketing and communications consultancy firm, since July 2010 and as a member of the board of directors of Visible Dialogue since May 2011.

Experience, Qualifications, Attributes and Skills: Mr. Wheeler brings more than 17 years of experience delivering print management and marketing and communication solutions, as well as over 12 years of experience driving brand development and growth strategies, to the Board. In addition, Mr. Wheeler brings his experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2014 to his role as a director of the Company.
Terms of Directors and Executive Officers

All of our directors are elected annually by our stockholders. If elected by the required vote, each of the persons nominated as director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.
Our Executive Officers are not appointed to serve for any specific term, but serve at the pleasure of the Board.
Attendance at Annual Meeting of Stockholders
In accordance with our Corporate Governance Guidelines, directors of the Company are expected to attend the annual meeting of stockholders in person, by telephone or video conference. All persons who were directors at our 2024 annual meeting of stockholders attended our 2024 annual meeting.
Delinquent Section 16(a) Reports
To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us and the written representations of our directors, officers (as defined in Rule 16a-1 under the Exchange Act, “Section 16 Officers”) and beneficial owners of more than ten percent of outstanding common stock of the Company that no other reports were required, and during the year ended December 31, 2024, all of our directors, Section 16 Officers and beneficial owners of more than ten percent of our common stock were in compliance with the Section 16(a) filing requirements.
Code of Business Conduct and Ethics

As of December 31, 2024, our Code of Business Conduct and Ethics applied to each of our directors and officers (including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and our Executive Vice President, General Counsel and Secretary (or their respective successors)) and our employees. Among other matters, our Code of Business Conduct and Ethics was designed to deter wrongdoing and to promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
•full, fair, accurate, timely and understandable disclosure in our reports filed with the SEC and our other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the code to appropriate persons identified in the code;
•protection of Company assets, including corporate opportunities and confidential information; and
•accountability for compliance to the code.

As of January 1, 2025, the Company’s reporting obligations were automatically suspended pursuant to Rule 15d-6 of the Exchange Act. As such, the Board has determined that the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the Nominating and Corporate Governance Committee are no longer necessary or appropriate for the effective governance of the Company, since the Company is no longer listed on the NYSE American and therefore no longer has an obligation to comply with NYSE American rules or continued listing standards and, will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company.
Committees of our Board of Directors

The Company’s Board has a separately-designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Dinesh P. Chandiramani (chair), Darrell T. Hail and Uno Immanivong. Mr. Chandiramani qualifies as an “audit committee financial expert,” as defined by the applicable rules and regulations of the Exchange Act. All of the members of our Audit Committee are “financially literate” under the NYSE listing standards. The Audit Committee met a total of five times in 2024.

The Company’s Board also has a standing Compensation Committee. The members of the Compensation Committee are Darrell T. Hail (chair) and Brian Wheeler. The Compensation Committee met once in 2024.

Item 11. Executive Compensation
Compensation Approach
Our compensation program balances three important objectives:
•provide adequate compensation to attract and retain talented employees;
•provide strong incentives for management to craft and execute a value-creating growth strategy; and
•manage the compensation program in a way that the cost to stockholders is appropriate for the performance achieved.
Our program has three components:
•salary, which is set at competitive levels to attract required talent;
•annual cash bonus plan, which rewards management for meeting the Company’s annual business objectives; and
•long-term equity incentive plan, which rewards management for the effective execution of a long-term growth strategy and an incentive to remain committed to the long-term success of the organization.
All three components are designed to allow us to compete for and retain the services of the persons needed for the growth and success of the Company.
The Compensation Committee oversees the compensation of our named executive officers, and retains an outside compensation consultant, Gressle & McGinley, to advise the Compensation Committee periodically on executive compensation matters. As of December 31, 2024, our Compensation Committee has reviewed the independence of Gressle & McGinley in light of SEC rules and NYSE American listing standards regarding compensation consultant independence and has affirmatively concluded that Gressle & McGinley is independent from the Company and has no conflicts of interest relating to its engagement by our Compensation Committee (note that Gressle & McGinley is also the independent compensation consultant to the compensation committees of the boards of directors of Ashford Trust and Braemar).
Salary
The Compensation Committee sets salaries for our executives taking into account the market for asset management talent, as well as comparative analysis of salaries paid to other investment executives at companies with whom we compete for talent.
Annual Cash Bonus Plan
In determining the annual bonus payable to executives, the Compensation Committee and the Board took into account a variety of financial performance factors, including the level of attainment of budgeted revenue, budgeted adjusted EBITDA and liquidity levels, as well as non-financial strategic goals related to loan terms and third-party business growth in selected operational segments.

2024 Business Objectives	Budget / Target	Actual**	Result
Achieve budgeted Revenue	$391.6M	$404.4M	Achieved
Achieve budgeted Adjusted EBITDA	$70.0M	$75.2M	Achieved
Grow Third-Party Revenue by at least 10% vs 2023	2023 Act: $174.7M Target: $192.2M	$208.4M	Achieved
Ashford Securities to raise at least $30M for Stirling and TSGF	$30.0M	$17.0M	Missed by 43.3%
Maintain liquidity of $5M*	$5.0M	$100.5M	Achieved
*    Including cash and cash equivalents, restricted cash, marketable securities, due from related parties, and available credit facility.
**    As of 12/31/2024
Long-Term Equity Incentive Plan
Our long-term equity incentive program historically had been composed of two principal components: time-based awards of restricted stock and stock options granted under our 2014 Incentive Plan. From our initial public offering and continuing through fiscal 2019 equity award grants, we granted stock options, which are designed to reward growth in the value of the Company over time. Commencing with equity award grants made in fiscal 2020, the Compensation Committee began to make equity grants in the form of time-based restricted stock, which provide a retention benefit as well as an opportunity to share in the increase in the value of the Company. The Compensation Committee believes that our long-term equity incentive program provides both a strong incentive to grow the value of the Company as well as a retention incentive through the opportunity to vest in restricted stock over time.
On September 10, 2021, the independent members of the Board approved an amendment to the Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Holdings LLC, a subsidiary operating partnership of the Company (“AHH”), that created a new class of Class 2 Long-Term Incentive Partnership Units in AHH (“Class 2 LTIP Units”). The Class 2 LTIP Units replicate the economics of a stock option granted by the Company by converting (prior to the applicable final conversion date) into a number of long-term incentive partnership units (“LTIP Units”) in AHH based on the appreciation in a share of the Company’s common stock over the issue price of the applicable Class 2 LTIP Unit. LTIP Units are in turn convertible into common limited partnership units of AHH, which are themselves redeemable for cash or, at the option of the Company, convertible into shares of the Company’s common stock on a 1-for-1 basis. The amendment was approved in order to provide certain executives of the Company, including the named executive officers, the opportunity to substitute Class 2 LTIP Units for stock options previously granted under the 2014 Incentive Plan, with such Class 2 LTIP Units having an issue price equal to the exercise price of the applicable substituted option and a final conversion date that is the same as the expiration date of the applicable substituted option. Mr. Bennett made such an election with respect to certain of his options and Mr. Hays made such an election with respect to all of his options, as reflected below in the “Outstanding Equity Awards at Fiscal Year End Table.”

The Compensation Committee and Board determine the size of potential awards by officer based on a review of market pay levels, taking into consideration the size of our Company against our peers, as well as multiple other factors including, but not limited to, the Company’s and each named executive officer’s individual performance, competitive award opportunities provided to similarly situated executives, and our named executive officers’ roles and responsibilities.
On March 22, 2024, the Compensation Committee granted each named executive officer an award of restricted stock or LTIP Units under the 2014 Incentive Plan. The restricted stock generally vests in three substantially equal installments on each of the first three anniversaries of the grant date, subject to accelerated vesting as discussed below under “Potential Payments Upon Termination of Employment or Change of Control.” Mr. Eubanks received an award of 15,527 shares of restricted stock, Mr. Rose received an award of 15,000 shares of restricted stock, and Mr. Bennett received an award of 37,640 LTIP Units. Additionally, on October 18, 2024, in connection with the successful completion of the “going dark” transaction, the Board granted unrestricted stock or LTIP Units to certain members of management pursuant to which Mr. Bennett was awarded 100,000 LTIP Units, and Mr. Rose received 40,000 LTIP Units.
Summary Compensation Table
The following table sets forth information regarding compensation earned by our named executive officers in fiscal years 2024 and 2023:

Name	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	Nonequity Incentive Plan Compensation	All Other Compensation	Total
Monty J. Bennett	2024	$950,000	$2,137,500	$293,173	$—	$—	$—	$3,380,673
Chief Executive Officer	2023	$946,267	$1,900,000	$559,555	$—	$—	$—	$3,405,821
Deric S. Eubanks	2024	$700,000	$1,152,501	$33,073	$—	$—	$—	$1,885,574
Chief Financial Officer	2023	$706,510	$980,000	$230,813	$—	$—	$—	$1,917,322
Alex Rose	2024	$450,001	$607,501	$117,150	$—	$—	$—	$1,174,652
Executive Vice President
(1)    For fiscal 2024, represents annual cash bonus awards awarded by our Compensation Committee, as described in “Annual Cash Bonus Plan,” above. Payment of these awards was made in cash in March 2025.
(2)    For fiscal 2024, represents the aggregate grant date fair value of restricted stock granted pursuant to our 2014 Incentive Plan, calculated in accordance with ASC Topic 718 without regard to the effect of any forfeitures. Assumptions used in the calculations of these amounts are described in Note 16 to the company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2025.
Outstanding Equity Awards at Fiscal Year End Table
The following table sets forth information concerning outstanding equity awards for each of our named executive officers as of December 31, 2024:

Name	Number of Securities Underlying Unexercised Options (# exercisable)		Number of Securities Underlying Unexercised Options (# unexercisable)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Monty J. Bennett	35,000		-	$85.97	12/11/2025	-		-
	60,000	(*)	-	$85.97	12/11/2025	-		-
	100,000	(*)	-	$45.59	3/31/2026	-		-
	50,000	(*)	-	$57.34	4/18/2027	-		-
	50,000	(*)	-	$57.71	10/3/2027	-		-
	77,206		-	$94.96	3/14/2028	-		-
	90,000	(*)	-	$61.12	2/27/2029	-		-
	-		48,170(**)	$45.00	3/15/2032	-		-
	-		-	-	-	12,951	(1)	$64,755
	-		-	-	-	27,450	(2)	$137,250
	-		-	-	-	37,640	(3)	$188,200
Deric S. Eubanks	30,000		-	$85.97	12/11/2025	-		-
	35,000		-	$45.59	03/31/2026	-		-
	17,500		-	$57.34	04/18/2027	-		-
	17,500		-	$57.71	10/03/2027	-		-
	27,451		-	$94.96	03/14/2028	-		-
	35,000		-	$61.12	02/27/2029	-		-
	-		-	-	-	15,527	(3)	$77,635
Alex Rose	-		-	-	-	2,313	(1)	$11,565
	-		-	-	-	8,578	(2)	$42,890
	-		-	-	-	15,000	(3)	$75,000
(*)    These entries reflect awards originally granted as stock options that were converted into Class 2 LTIP Units. See “Executive Compensation-Long-Term Equity Incentive Plan” above.
(**)    This entry reflects Class 2 LTIP Units.
(1)    These shares of restricted stock or LTIP units were granted on March 15, 2022 under the 2014 Incentive Plan and vest in three substantially equal installments on each of the first three anniversaries of the grant date, subject to forfeiture.
(2)    These shares of restricted stock or LTIP units were granted on March 3, 2023 under the 2014 Incentive Plan and vest in three substantially equal installments on each of the first three anniversaries of the grant date, subject to forfeiture
(3)    These shares of restricted stock or LTIP units were granted on March 22, 2024 under the 2014 Incentive Plan and vest in three substantially equal installments on each of the first three anniversaries of the grant date, subject to forfeiture.
(4)    These values are calculated using the closing price of our common stock on December 31, 2024, which was $5.00.
Potential Payments Upon Termination of Employment or Change of Control
We have employment agreements with each of our named executive officers. Under the terms of the employment agreements, each of our named executive officers is entitled to receive certain severance benefits after termination of employment. The amount and nature of these benefits vary depending on the circumstances under which employment terminates. The employment agreements provide for certain specified benefits during the entire term of the employment agreement.
Each of the employment agreements of our named executive officers provides that, if the executive’s employment is terminated as a result of death or disability of the executive, by us without “cause” (including non-renewal of the agreement by us), by the executive for “good reason”, by us without “cause” or by Mr. Bennett for any reason within one year following a “change of control” (each as defined in the applicable employment agreement), the executive will be entitled to accrued and unpaid salary to the date of such termination, pay for unused vacation, and any unpaid incentive bonus from the prior year plus the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:
•a lump-sum cash severance payment (more fully described below);
•pro-rated payment of the incentive bonus for the year of termination (based on actual performance), payable at the time incentive bonuses are paid to the remaining senior executives for the year in which the termination occurs;
•all restricted equity-based securities held by such executive will become fully vested; and

•health, life, and disability benefits for 36 months (for Messrs. Eubanks and Rose, 24 months for health, life, and disability benefits) following the termination of employment, in each case at the same level of benefit as in effect immediately preceding such termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer, payable by the Company over the period of coverage.
Mr. Eubanks is also entitled to receive the pro-rated incentive bonus, the life/disability benefit continuation described above and accelerated vesting of equity-based awards granted before September 13, 2017, upon a resignation for any reason within one year following a “change of control.”
The lump sum severance payment payable upon termination of an executive’s employment agreement in any of the circumstances described above is calculated as the sum of such executive’s then-current annual base salary plus his average bonus over the prior three years, multiplied by a severance multiplier. The severance multiplier is:
•one for all executives in the event of termination as a result of death or disability of the executive; or
•three (two, for Messrs. Eubanks and Rose) in the event of a termination by us without “cause” (including non-renewal of the agreement), termination by the executive for “good reason,” or termination by us without “cause” or by the executive for “good reason” (or, for Mr. Bennett, for any reason) within one year following a “change of control.”
Additionally, the employment agreements for each of the named executive officers includes non-compete provisions as described below, and in the event the executive elects to end his employment with us without “good reason,” in exchange for the executive honoring his non-compete provisions, he will be entitled to the following additional payments:
•a non-compete payment equal to the sum of his then-current annual base salary plus average bonus over the prior three years, paid equally over the twelve-month period immediately following the executive’s termination; and
•for Messrs. Bennett and Rose, health benefits for the duration of the executive’s non-compete period following the executive’s termination of employment at the same level of benefit as in effect immediately preceding such termination, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer.
If any named executive officer’s employment agreement is terminated by the Company for “cause” (as defined in the applicable employment agreement) the executive will be entitled solely to any accrued and unpaid salary to the date of such termination and any unpaid incentive bonus from the prior year.
Each of the employment agreements contain standard confidentiality, non-compete, non-solicitation, and noninterference provisions. The confidentiality provisions apply during the term of the employment agreement and at all times thereafter. The non-interference provisions apply during the term of the employment agreement. The non-solicitation and non-competition provisions apply during the term of the agreement, and for a period of one year following the termination of the executive (two years for Mr. Eubanks' non-solicitation obligations).

Equity Grant Procedures

The Company currently does not grant options. However, with respect to grants of equity of the Company in general, the Company does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation. Additionally, the Compensation Committee approves equity awards for our named executive officers on or before the date of grant.
Director Compensation
Each of our non-employee directors is paid an annual base retainer of $213,000, historically payable 50% in cash and 50% in common stock of the Company. On May 21, 2024, however, to avoid the dilutive effects of issuing so much equity, the Board resolved to issue each non-employee director 6,000 shares of our common stock or deferred stock units (“DSUs”), valued at $28,860 based on the Company’s closing stock price as of May 15, 2024 (the date of the Company’s 2024 annual meeting), with the remainder paid in cash. Non-employee directors serving in the following capacities also receive the additional annual cash retainers set forth below:

Capacity	Additional Annual Retainer ($)
Lead Director	25,000
Audit Committee Chair	10,000
Audit Committee Member (Non-Chair)	2,500
Compensation Committee Chair	10,000
Compensation Committee Member (Non-Chair)	2,500
Nominating and Corporate Governance Committee Chair*	5,000
*This committee was dissolved effective January 15, 2025.
Our non-employee directors may also be eligible for additional cash retainers from time to time for their service on special committees. We do not pay Board meeting fees to any of our directors (although per meeting fees for service on special committees may be paid). Officers receive no additional compensation for serving on the Board. All directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their services on the Board.
Our 2014 Incentive Plan provides for grants of stock to non-employee directors. On the date of the first meeting of the Board following each annual meeting of stockholders at which a non-employee director is initially elected or reelected to the Board, each non-employee director receives the common stock portion of his or her annual base retainer in the form of either a grant of shares of our common stock or, if timely elected by a director, DSUs. In accordance with the foregoing, we granted each non-employee director an equity award with respect to 6,000 shares of common stock on May 21, 2024. These stock grants are fully vested immediately but, in the case of DSUs, the underlying shares are not delivered until the earlier to occur of a director’s separation from service or a change of control. DSUs accrue dividend equivalents equal to the dividends or other distributions that would have been paid or issued on the number of shares underlying the DSUs, and such dividend equivalents will be settled in the form of additional shares of common stock on the date that the DSUs are settled.
Under our stock ownership guidelines, each of our non-employee directors must hold an amount of common stock having a value in excess of one-and-one-half times his or her annual board retainer fee in effect at the time of such director’s election to the Board (excluding any portion of the retainer fee representing additional compensation for being a Committee chair or Committee member). Non-employee directors are expected to achieve this guideline within four years after being elected or appointed. Once a director has met his or her guideline, he or she will not be considered to be out of compliance with the guideline as a result of stock price volatility. The Company calculates the minimum number of shares necessary to meet compliance with the guidelines, and that number of shares will be the number required to be held through the remaining term of a director’s tenure. Although a director may not sell any common stock granted to them in connection with their service to the Company until the director is in compliance with the guidelines, no director is required to acquire shares on the open market (or is prohibited from selling shares acquired on the open market) in order to meet compliance with the guidelines. As of December 31, 2024, each of our directors had stock ownership that met the guidelines. Directors are prohibited from hedging or pledging our common stock.

The following table summarizes the compensation paid by us to our non-employee directors for their services as directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Dinesh P. Chandiramani	$187,670	$28,860	$216,530
Darrell T. Hail	$190,170	$28,860	$219,030
Uno Immanivong	$195,170	$28,860	$224,030
Brian Wheeler	$235,170	$28,860	$264,030
W. Michael Murphy(3)	$86,850	$28,860	$115,710
Mark A. Sharkey(3)	$0	$0	$0
(1)    In fiscal 2024, Ms. Immanivong and Mr. Chandiramani elected to receive the equity portion of their annual retainer in the form of fully vested shares of common stock, while Messrs. Hail, Murphy, and Wheeler elected to receive fully vested DSUs, as more fully described above.
(2)    Value calculated based on the price of such stock as of the close of market on the date of grant.
(3)    As previously disclosed, Mr. Murphy passed away on July 24, 2024, and Mr. Sharkey was appointed to the Board as the successor to Mr. Murphy on October 15, 2024. Additionally, Mark Sharkey receives no compensation for his service.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of March 31, 2025 regarding the ownership of our common stock by (i) each person who beneficially owns, directly or indirectly, more than 5% of our common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group. In accordance with SEC rules, each listed person’s beneficial ownership includes: (i) all shares the person owns beneficially; (ii) all shares over which the person has or shares voting or dispositive control; and (iii) all shares the person has the right to acquire within 60 days. Except otherwise indicated, each person or entity identified below has sole voting and investment power with respect to such securities. As of March 31, 2025, we had an aggregate of 1,641,267 shares of common stock outstanding and a total of 19,120,000 shares of Series D Convertible Preferred Stock outstanding (which shares are convertible, in the aggregate, along with all unpaid accrued and accumulated dividends thereon, into 4,487,206 shares of common stock). Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Security Ownership of Management and Directors

	Common Stock			Series D Convertible Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(5)	Number of Shares Beneficially Owned(6)	Percent of Class(6)
Monty J. Bennett	2,915,598	(2)(3)	75.3%	9,279,300	48.5%
Dinesh P. Chandiramani	-		*	—	*
Darrell T. Hail	-		*	—	*
Uno Immanivong	-		*	—	*
Mark A. Sharkey	28,162	(7)	1.7%	120,000	*
Brian Wheeler	-		*	—	*
Deric S. Eubanks	175,969	(3)	9.8%	—	*
Alex Rose	40,648		*	—	*
Archie Bennett, Jr.	2,349,838	(4)	60.8%	9,479,300	49.6%
All executive officers and directors as a group (9 persons)	3,132,215		77.3%	9,399,300	49.2%
*    Denotes less than 1.0%.
(1)    Ownership includes common units in Ashford LLC, our operating company.
(2)    This number excludes the Company’s obligation to issue common stock to Mr. Monty J. Bennett pursuant to the Company’s deferred compensation plan. As of March 31, 2025, the Company has reserved an aggregate of 195,579 shares of common stock for issuance to Mr. Monty J. Bennett, which are issuable periodically over a five-year period that will begin in 2027. This number includes securities held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Monty J. Bennett. Mr. Monty J. Bennett disclaims beneficial ownership in excess of his pecuniary interest in such securities. This number also includes 2,177,726 shares of common stock into which the Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Monty J. Bennett is convertible. See Note 6.
(3)    This number includes shares of common stock issuable pursuant to vested stock options or Class 2 LTIP Units granted under our 2014 Incentive Plan as follows: Mr. Monty J. Bennett - 0 shares; Mr. Eubanks - 162,451 shares.
(4)    As of March 31, 2025, this number includes securities held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Archie Bennett, Jr. Mr. Archie Bennett, Jr. disclaims beneficial ownership in excess of his pecuniary interest in such securities. This number also includes 2,224,663 shares of common stock into which the Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Archie Bennett is convertible. See Note 6.
(5)    As of March 31, 2025, there were outstanding 1,641.267 shares of common stock. The total number of shares outstanding used in calculating the percentage for each person assumes that the common units and vested options held by such person are redeemed for common stock and the Series D Convertible Preferred Stock beneficially owned by any such person are converted into common stock at the conversion ratio described in Note 6, but none of the common units or vested options held by other persons are redeemed for common stock or, in the case of the Series D Convertible Preferred Stock, are converted into common stock.
(6)    Holders of the Series D Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. In addition, the Series D Convertible Preferred Stock votes as a separate class with respect to certain matters. Each share of Series D Convertible Preferred Stock is convertible at any time and from time to time, in full or partially, into our common stock at a conversion ratio equal to the liquidation preference of a share of Series D Convertible Preferred Stock (which is $25), divided by $117.50. As a result, the 19,120,000 shares of Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, are convertible into an aggregate of 4,487,206 shares of common stock. Please refer to the Form 8-K filed on November 6, 2019 for a complete description of the voting and conversion rights of the Series D Convertible Preferred Stock.
(7)    This number includes 28,162 shares of common stock into which the Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mark A. Sharkey is convertible. See Note 6.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of March 31, 2025 regarding the ownership of our equity securities by the persons known to Ashford to be the beneficial owners of five percent or more of our common stock or our Series D Convertible Preferred Stock, by virtue of the filing of a Schedule 13D or Schedule 13G with the SEC. To our knowledge, other than as set forth in the table below, there are no persons owning more than five percent of any class of Ashford’s common stock. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

	Common Stock			Series D Convertible Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(4)	Number of Shares Beneficially Owned(5)	Percent of Class(5)
Monty J. Bennett	2,915,598	(1)(2)	75.3%	9,279,300	48.5%
Archie Bennett, Jr.	2,349,838	(1)(3)	60.8%	9,479,300	49.6%
J. Robison Hays, III	286,413		15.9%	—	*
Mark L. Nunneley	181,816		10.4%	—	*
Deric S. Eubanks	175,969		9.8%	—	*
*    Denotes less than 1.0%.
(1)    Each of Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett owns a portion of their shares indirectly.
(2)    This number excludes the Company’s obligation to issue common stock to Mr. Monty J. Bennett pursuant to the Company’s deferred compensation plan. As of March 31, 2025, the Company has reserved an aggregate of 195,579 shares of common stock for issuance to Mr. Monty J. Bennett, which are issuable periodically over a five-year period that will begin in 2026. This number includes securities held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Monty J. Bennett. Mr. Monty J. Bennett disclaims beneficial ownership in excess of his pecuniary interest in such securities. This number also includes 2,177,726 shares of common stock into which the Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Monty J. Bennett is convertible. See Note 5.
(3)    As of March 31, 2025, this number includes securities held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Archie Bennett, Jr. Mr. Archie Bennett, Jr. disclaims beneficial ownership in excess of his pecuniary interest in such securities. This number also includes 2,224,663 shares of common stock into which the Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Monty J. Bennett is convertible. See Note 5.
(4)    As of March 31, 2025, there were outstanding 1,641.267 shares of common stock. The total number of shares outstanding used in calculating the percentage for each person assumes that the common units and vested options held by such person are redeemed for common stock and the Series D Convertible Preferred Stock beneficially owned by any such person are converted into common stock at the conversion ratio described in Note 5, but none of the common units or vested options held by other persons are redeemed for common stock or, in the case of the Series D Convertible Preferred Stock, are converted into common stock.
(5)    Holders of the Series D Convertible Preferred Stock vote on an as-converted basis with the holders of the common stock on all matters submitted for approval by the holders of our capital stock possessing general voting rights. In addition, the Series D Convertible

Preferred Stock votes as a separate class with respect to certain matters. Each share of Series D Convertible Preferred Stock is convertible at any time and from time to time, in full or partially, into our common stock at a conversion ratio equal to the liquidation preference of a share of Series D Convertible Preferred Stock (which is $25), divided by $117.50. As a result, the 19,120,000 shares of Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, are convertible into an aggregate of 4,487,206 shares of common stock. Please refer to the Form 8-K filed on November 6, 2019 for a complete description of the voting and conversion rights of the Series D Convertible Preferred Stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence
This section of the Annual Report on Form 10-K/A describes certain relationships and related person transactions we have that could give rise to conflicts of interest. A “related transaction” is any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, since the beginning of our last fiscal year or currently proposed, in which: (i) our Company was or is to be a participant; (ii) the amount involved exceeds $120,000; and (iii) any related person had or will have a direct or indirect material interest.
A “related person” means: (i) any director, director nominee or executive officer of the Company; (ii) any person known to the Company to be the beneficial owner of more than 5% of its outstanding voting stock at the time of the transaction; (iii) any immediate family member of either of the foregoing; or (iv) a firm, corporation or other entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has at least a 10% equity interest.

Conflict of Interest Policies
We take conflicts of interest seriously and aim to ensure that transactions involving conflicts or potential conflicts are thoroughly examined and only approved by independent board members.
Because we could be subject to various conflicts of interest arising from our relationships with Ashford Trust, Braemar, Stirling, their respective affiliates and other parties, to mitigate any potential conflicts of interest, we have adopted a number of conflict of interest policies.

As of January 1, 2025, the Company’s reporting obligations were automatically suspended pursuant to Rule 15d-6 of the Exchange Act. As such, the Board has determined that the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the Nominating and Corporate Governance Committee are no longer necessary or appropriate for the effective governance of the Company, since the Company is no longer listed on the NYSE American and therefore no longer has an obligation to comply with NYSE American rules or continued listing standards and, will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company.

As of December 31, 2024, our bylaws required that, at all times, a majority of the Board be independent directors and our Corporate Governance Guidelines required that two-thirds of the board be independent directors at all times that we do not have an independent Chairman.

As of December 31, 2024, our Corporate Governance Guidelines also provided that, in order to mitigate potential conflicts of interest, any waiver, consent, approval, modification, enforcement, or elections which the Company may make pursuant to any agreement between the Company, on the one hand, and any of the following entities, on the other hand, shall be within the exclusive discretion and control of a majority of the independent directors of: (a) Braemar or any of its subsidiaries; (b) Ashford Trust or any of its subsidiaries; (c) any entity controlled by Mr. Monty J. Bennett and/or Mr. Archie Bennett, Jr.; and (d) any other entity advised by us or our subsidiaries.
Additionally, our Code of Business Conduct and Ethics, which was in effect until December 31, 2024, included a policy for review of any transactions in which an individual’s private interests may interfere or conflict in any way with the interests of the Company.
Finally, our directors also are subject to provisions of Nevada law that address transactions between Nevada corporations and our directors or other entities in which our directors have a material financial interest. Such transactions may be voidable under Nevada law, unless certain safe harbors are met. Our charter contains a requirement, consistent with one such safe harbor, that any transaction or agreement involving us, any of our subsidiaries or Ashford LLC, on the one hand, and a director or officer or an affiliate or associate of any director or officer or an entity in which a director or officer is a director or officer or has a financial interest, on the other hand, requires the approval of a majority of disinterested directors.

Our Relationship and Agreements with Ashford Trust and Braemar
We, through our operating subsidiary, Ashford LLC, advise Ashford Trust and Braemar in the management of their investments and day-to-day operations, subject to the supervision and oversight of the respective board of directors of such entities, pursuant to advisory agreements executed between Ashford LLC and each of Ashford Trust and Braemar. We may also perform similar services for new or existing platforms created by us, Ashford Trust or Braemar. In addition, we and our subsidiaries have entered into other agreements with Ashford Trust and Braemar, which are described below.
All of our executive officers are executive officers of Ashford Trust (with the exception of Mr. Monty J. Bennett, our Chief Executive Officer, who is not an executive officer of Ashford Trust), and we have one common director with Ashford Trust, Mr. Monty J. Bennett, Chairman of our Board and Chairman of the board of directors of Ashford Trust. As of March 31, 2025 our directors and executive officers and their immediate family members (including Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father) collectively may be deemed to beneficially own 26,638 shares of Ashford Trust’s common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members may be deemed to beneficially own approximately 0.5% of Ashford Trust’s common stock.
Our directors and executive officers and their immediate family members will benefit, as stockholders of Ashford Trust, to the extent we make payments or give other benefits to Ashford Trust or its subsidiaries pursuant to the arrangements described below.
All of our executive officers are executive officers of Braemar (with the exception of Mr. Monty J. Bennett, our Chief Executive Officer, who is not an executive officer of Braemar),and we have one common director with Braemar, Mr. Monty J. Bennett, Chairman of our Board of Directors and Chairman of the board of directors of Braemar. As of March 31, 2025, our directors and executive officers and their immediate family members (including Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father) collectively may be deemed to beneficially own 2,603,055 shares of Braemar’s common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members may be deemed to own approximately 3.8% of Braemar common stock.
Our directors and executive officers and their immediate family members will benefit, as stockholders of Braemar, to the extent we make payments or give other benefits to Braemar or its subsidiaries pursuant to the arrangements described below.

Agreements Relating to Ashford Trust

Advisory Agreement with Ashford Trust
Our advisory agreement with Ashford Trust has an initial 10-year term, which expires on January 14, 2031 and is subject to an extension by Ashford for up to seven successive additional ten-year renewal terms thereafter. We are entitled to receive from Ashford Trust, on a monthly basis, an annual base fee, in an amount equal to 1/12th of (i) 0.70% or less of Ashford Trust’s total market capitalization plus (ii) a net asset fee adjustment (as described below), subject to a minimum monthly fee. The net asset fee adjustment is an amount equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any hotel assets purchased pursuant to the enhanced return funding program described below) sold or disposed of after the date of the Ashford Trust ERFP Agreement, commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of hotel assets purchased pursuant to the enhanced return funding program described below and then sold or disposed of by Ashford Trust after the date of the Ashford Trust ERFP Agreement, commencing with an including the first such sale) and 1.07%. As a result of these provisions, in the event that Ashford Trust disposes of hotel properties in the future, we will continue to receive advisory fees from Ashford Trust in respect of hotel properties that it has sold. We are also entitled to receive an incentive fee from Ashford Trust based on its outperformance, as measured by total annual stockholder return, as compared to Ashford Trust’s defined peer group. For the years ended December 31, 2024 and 2023, we earned advisory services fees of $32.9 million and $33.2 million, respectively, of which $0 were incentive fees.
In addition, we are entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by us or our affiliates on behalf of Ashford Trust or in connection with the services provided by us pursuant to our advisory agreement with Ashford Trust, which includes Ashford Trust’s pro rata share of our office overhead and administrative expenses incurred in providing our duties under the advisory agreement. For the years ended December 31, 2024 and 2023, we were reimbursed for expenses paid or incurred on behalf of Ashford Trust totaling approximately $22.7 million and $11.6 million, respectively.
The board of directors of Ashford Trust also has the authority to make annual equity awards to us or directly to our employees, officers, consultants and non-employee directors, based on the achievement by Ashford Trust of certain financial and other hurdles established by its boards of directors. In March 2024, Ashford Trust awarded deferred cash awards and equity grants of its performance stock units and performance LTIP units to our executives valued at approximately $9.6 million and deferred cash awards to our non-executive employees valued at approximately $3.6 million. In March 2025, Ashford Trust awarded deferred cash awards to our executives valued at approximately $3.9 million and deferred cash awards to our non-executive employees valued at approximately $2.0 million.
We are also entitled to receive a termination fee from Ashford Trust under certain circumstances upon the termination of our advisory agreement, and upon certain events that would if consummated result in a change of control of Ashford Trust, to escrow funds that belong to Ashford Trust to secure its obligation to pay the termination fee. In the event the termination fee is payable under our advisory agreement, Ashford Trust will be required to pay us or our subsidiaries a termination fee equal to: (a) 1.1 multiplied by the greater of (i) 12 times the net earnings of the Company for the 12 month period preceding the termination date of the advisory agreement; (ii) the earnings multiple (calculated as our total enterprise value on the trading day immediately preceding the day the termination notice is given to us divided by our most recently reported adjusted EBITDA) for our common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of the Company for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our adjusted EBITDA for the same periods), multiplied by the net earnings of the Company for the 12 month period preceding the termination date of the advisory agreement; plus (b) an additional amount such that the total net amount received by the Company after the reduction by state and federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (a) and (b) shall equal the amount described in (a);provided, that notwithstanding the foregoing, the minimum amount of any termination fee we may receive as of any date of determination shall be the greater of (i) the fee that would have been payable had such termination fee been calculated as of December 31, 2023 and (ii) the fee calculated as of such date of determination.
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford Trust (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require Ashford Trust pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under Ashford Trust’s loan agreements resulting in the foreclosure of Ashford Trust’s hotel properties, (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement between Ashford Trust and Remington Hospitality and the master project management agreement between Ashford Trust and Premier until Ashford Trust’s Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments, (iii) reduce the Consolidated Tangible Net Worth covenant (as defined in the Third Amended and Restated Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received), (iv) revise the criteria that would constitute a Company Change of Control (as defined in the Third Amended and Restated Advisory Agreement), (v) revise the definition of termination fee to provide for a minimum amount of such termination fee and (vi) revise the criteria that would constitute a voting control event.
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
Limited Waivers Under the Ashford Trust Advisory Agreement
On March 2, 2023, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust 2023 Limited Waiver”) with Ashford Trust, AHLP, Ashford TRS and Ashford LLC. Pursuant to the Ashford Trust 2023 Limited Waiver, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2023 cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust 2023 Limited Waiver, such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the waiver period.

On March 11, 2024, the Company entered into a Limited Waiver Under Advisory Agreement (the “Ashford Trust 2024 Limited Waiver”) with Ashford Trust, AHLP, Ashford TRS and Ashford LLC. Pursuant to the Ashford Trust Limited Waiver, the parties to the Second Amended and Restated Advisory Agreement with Ashford Trust waive the operation of any provision of such agreement that would otherwise limit the ability of Ashford Trust in its discretion, at its cost and expense, to award during calendar year 2024 cash incentive compensation to employees and other representatives of the Company; provided that, pursuant to the Ashford Trust 2024 Limited Waiver, such awarded cash incentive compensation does not exceed $14.9 million, in the aggregate, during the waiver period.
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
Expiration of ERFP Agreement Related Leases with Ashford Trust
On June 26, 2018, the Company entered into an Enhanced Return Funding Program Agreement with Ashford Trust (the “Ashford Trust ERFP Agreement”). Although the Ashford Trust ERFP Agreement expired in accordance with its terms on June 26, 2021, certain obligations of the parties survived.
Additionally, in the first quarter of 2023, Ashford Trust purchased FF&E with a net book value of $1.5 million from the Company at the fair market value of $450,000 upon expiration of the underlying leases of the FF&E under the Ashford Trust ERFP Agreement. In the fourth quarter of 2023, the Company entered into a new lease agreement with Ashford Trust wherein the Company purchased FF&E of $450,000 from Ashford Trust equal to the fair market value of the FF&E sold to Ashford Trust under the ERFP Agreement. The FF&E was leased back to Ashford Trust rent-free.

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
Lismore Agreements with Ashford Trust

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
Project Management Agreement with Ashford Trust
Premier is party to master project management agreements with Ashford Trust OP and certain of its affiliates and, as of December 2023, Stirling OP and certain of its affiliates, to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Ashford Trust and Stirling.
On March 12, 2024, Premier entered into an Amended and Restated Master Project Management Agreement with Ashford Trust OP (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%. The amount of design and construction fees incurred by Ashford Trust to Premier for 2024 and 2023 were approximately $12.3 million and $15.9 million, respectively. In March 2025 and 2024, Ashford Trust awarded deferred cash grants to Premier’s employees valued at approximately $335,000 and $552,000, respectively.
Project Management Mutual Exclusivity Agreement with Ashford Trust and AHLP
Premier has a mutual exclusivity agreement with Ashford Trust and Ashford Hospitality Limited Partnership (“AHLP”), its operating partnership, pursuant to which Ashford Trust has agreed to hire Premier or its affiliates for the development and construction, capital improvement, refurbishment, and/or project management or other services in connection with any acquisition or investment by Ashford Trust in a hotel, unless Ashford Trust’s independent directors either (i) unanimously vote not to engage Premier, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Premier because they have determined, in their reasonable business judgment, that it would be in Ashford Trust’s best interest not to engage Premier or that another manager or developer could perform the duties materially better. Pursuant to the mutual exclusivity agreement, Ashford Trust has a first right of refusal to purchase lodging investments identified by Premier and any of its affiliates that meet Ashford Trust’s investment criteria.
Hotel Management Agreement with AHLP
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

The amount of hotel management fees incurred by Ashford Trust to Remington for the fiscal years ended December 31, 2024 and 2023 were approximately $25.7 million and $30.4 million, respectively. In March 2025 and 2024, Ashford Trust awarded deferred cash grants to Remington’s employees valued at approximately $527,000 and $878,000, respectively.
Hotel Management Mutual Exclusivity Agreement with Ashford Trust and AHLP
Ashford Trust and AHLP have an amended and restated mutual exclusivity agreement with Remington and Remington Holdings, L.P. (“Remington Holdings”) and our Chairman, Mr. Monty J. Bennett, and his father, Ashford Trust’s Chairman Emeritus, Mr. Archie Bennett, Jr., pursuant to which Ashford Trust has a first right of refusal to purchase lodging investments identified by Remington that do not meet the investment criteria of Braemar. Ashford Trust also agreed to hire Remington or its affiliates for the management of any hotel which is part of an investment Ashford Trust elects to pursue, unless Ashford Trust’s independent directors either (i) unanimously vote not to engage Remington, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in Ashford Trust’s best interest not to engage Remington or that another manager or developer could perform the duties materially better. In connection with our November 6, 2019 acquisition of Remington Lodging’s hotel management business, Remington became a subsidiary of Ashford, and the master hotel management agreement between Ashford Trust’s operating partnership and Remington remains in effect.

Rebate Arrangements with Ashford Trust
From time to time, we or our subsidiaries, including Premier, may be able to negotiate particularly advantageous terms for Ashford Trust from unaffiliated third parties who provide products or services to Ashford Trust and other clients of ours. Our extensive negotiations with third party vendors as well as our deep experience in the lodging industry and our ability to purchase products and services in large volume often results in superior service and pricing for those products and services for Ashford Trust. In such cases, we or our subsidiaries may receive a rebate from the third party vendor. In 2024, Premier received approximately $182,000 in rebates from third party vendors to Ashford Trust.
Chairman Emeritus Stipend
As previously disclosed, we pay for the costs associated with Ashford Trust’s Chairman Emeritus, which includes a $700,000 annual stipend and the cost of all benefits currently available to him, as well as reimbursement for reasonable expenses incurred by him in connection with his service to Ashford Trust. A copy of the full agreement is available as Exhibit 10.1 of the Form 8-K filed by Ashford Trust with the SEC on January 9, 2013 (File No. 00131775). Currently, Ashford Trust’s Chairman Emeritus is Mr. Archie Bennett, Jr., the father of Mr. Monty J. Bennett, our Chief Executive Officer and Chairman. The approximate dollar amount involved in the transaction and Mr. Archie Bennett, Jr.’s interest is $700,000 per year for as long as Mr. Archie Bennett, Jr. continues to serve as Chairman Emeritus pursuant to the terms of his agreement.

Loan with BP Annex Dev LLC

We hold a note receivable from BP Annex Dev LLC, a subsidiary of Ashford Trust. The note bears interest at 8.00% per annum, compounding annually. Interest is paid in-kind and added to the outstanding principal balance until the note maturity date of November 11, 2026. As of the years ended December 31, 2024 and 2023, the note receivable was $1.2 million and $1.1 million, respectively.

Master Services Agreement

On June 5, 2023, the board of directors unanimously approved Ashford Trust’s use of the Company's non-exclusive master services agreement partnerships with Evolution Parking and Guest Services and Parking Management Company as preferred parking vendors for Ashford Trust. The agreement has a three-year initial term with two three-year extension options. We will receive a one-time bonus of $85,000 and annual rebate of $124,000.
Agreements Relating to Braemar
Advisory Agreement with Braemar
Our advisory agreement with Braemar has an initial 10-year term that expires on January 24, 2027 and is subject to renewal by us for up to seven additional successive 10-year terms. We are entitled to receive from Braemar, on a monthly basis, an annual base fee, in an amount equal to 1/12th of (i) 0.70% or less of Braemar’s total market capitalization plus (ii) a net asset fee adjustment (as described below), subject to a minimum monthly fee. The net asset fee adjustment is an amount equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any hotel assets purchased pursuant to the enhanced return funding program described below) sold or disposed of after the date of the Enhanced Return Funding Program Agreement, commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of hotel assets purchased pursuant to the enhanced return funding program described below and then sold or disposed of by Braemar after the date of the Enhanced Return Funding Program Agreement, commencing with an including the first such sale) and 1.07%. As a result of these provisions, in the event that Braemar disposes of hotel properties in the future, we will continue to receive advisory fees from Braemar in respect of hotel properties that it has sold. We are also entitled to receive an incentive fee from Braemar based on its out-performance, as measured by total annual stockholder return, as compared to Braemar’s peers. For the years ended December 31, 2024 and 2023, we earned advisory services fees of approximately $15.2 million and $14.0 million, respectively, of which $1.2 million and $268,000, respectively, were incentive fees.
In addition, we are entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by us or our affiliates on behalf of Braemar or in connection with the services provided by us pursuant to our advisory agreement with Braemar, which includes Braemar’s pro rata share of our office overhead and administrative expenses incurred in providing our duties under the advisory agreement. For the years ended December 31, 2024 and 2023, we received reimbursable overhead and internal audit, insurance claims and advisory fees of $11.2 million and $8.2 million, respectively, from Braemar.

The board of directors of Braemar also has the authority to make annual equity awards to us or directly to our employees, officers, consultants and non-employee directors, based on the achievement by Braemar of certain financial and other hurdles established by its boards of directors. In March 2024, Braemar awarded deferred cash awards to our executives valued at approximately $8.1 million (based on the target level) and deferred cash awards to our non-executive employees valued at approximately $2.9 million. In March 2025, Braemar awarded deferred cash awards to our executives valued at approximately $7.1 million (based on the target level) and deferred cash awards to our non-executive employees valued at approximately $3.7 million.
We are also entitled to receive a termination fee from Braemar under certain circumstances upon the termination of our advisory agreement, and upon certain events that result in a change of control of Braemar, to escrow funds that belong to Braemar to secure its obligation to pay the termination fee. In the event the termination fee is payable under our advisory agreement, Braemar will be required to pay us or our subsidiaries a termination fee equal to the greater of:
•(i) 12 multiplied by (ii) the sum of (A) our net earnings for the 12-month period ending on the last day of the fiscal quarter preceding the termination date of our advisory agreement (“LTM Period”) and (B) to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement;
•(i) the quotient of (A) our total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) our Adjusted EBITDA for the LTM Period (which for purposes of this paragraph shall include the EBITDA (adjusted on a comparable basis to our Adjusted EBITDA)) for the same LTM Period of any person that we acquired a beneficial ownership interest in during the applicable measurement period, in the same proportion as our beneficial ownership of the acquired person, multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement; and
•the simple average, for the three years preceding the fiscal year in which the termination fee is due, of (i) the quotient of (A) our total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) our Adjusted EBITDA for the LTM Period multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement.
Additionally, pursuant to Braemar’s charter, Braemar is required to nominate persons designated by Ashford LLC as candidates for election as directors at any stockholders meeting at which directors are to be elected, such that Ashford LLC’s designees constitute as nearly as possible 29% of the board of directors of Braemar, in all cases rounding to the next larger whole number, for so long as the advisory agreement is in effect.
Limited Waivers Under the Braemar Advisory Agreement

On March 2, 2023, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar 2023 Limited Waiver”) with Braemar, Braemar OP, Braemar TRS and Ashford LLC. Pursuant to the Braemar 2023 Limited Waiver, the parties to the Fifth Amended and Restated Advisory Agreement with Braemar waived the operation of any provision of such agreement that would otherwise limit the ability of Braemar in its discretion, at its cost and expense, to award during the first and second fiscal quarters of calendar year 2023, cash incentive compensation to employees and other representatives of the Company.

On March 11, 2024, the Company entered into a Limited Waiver Under Advisory Agreement (“Braemar 2024 Limited Waiver”) with Braemar, Braemar OP, Braemar TRS and Ashford LLC. Pursuant to the Braemar 2024 Limited Waiver, the parties to the Fifth Amended and Restated Advisory Agreement with Braemar waive the operation of any provision of such agreement that would otherwise limit the ability of Braemar in its discretion, at its cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Company.
On August 8, 2024, the Company, Ashford LLC, Braemar and Braemar OP entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of Braemar’s mortgage loan (the “Loan”) that is secured by four hotel properties – The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront (the “Hotel Properties”) – (such date, the “Loan Outside Date”), Ashford LLC waives the operation of Section 12.4(a) of the advisory agreement that would permit Ashford LLC to terminate the advisory agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-

in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of Braemar to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
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
Project Management Agreement with Braemar
Premier is party to a master project management agreement with Braemar OP and Braemar TRS Corporation, a wholly owned subsidiary of Braemar OP, and certain of their affiliates to provide comprehensive and cost-effective design, development, architectural, and project management services and a related mutual exclusivity agreement with Braemar and Braemar OP. On February 12, 2024, Premier entered into Amendment No. 2 to the Master Project Management Agreement (the “MPMA”) with Braemar. The provisions of the MPMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The MPMA provides that fees from Braemar will be payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements. For the years ended December 31, 2024 and 2023, the amount of design and construction fees Braemar paid to Premier were approximately $10.8 million and $7.8 million, respectively. In March 2025 and 2024, Braemar awarded deferred cash grants to Premier’s employees valued at approximately $551,000 and $437,000, respectively.
Project Management Mutual Exclusivity Agreement with Braemar and Braemar OP
Premier has a mutual exclusivity agreement with Braemar and Braemar Hospitality Limited Partnership (“Braemar OP”), pursuant to which Braemar has agreed to hire Premier or its affiliates for the development and construction, capital improvement, refurbishment, and/or project management or other services in connection with any acquisition or investment by us in a hotel, unless Braemar’s independent directors either (i) unanimously vote not to engage Premier, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Premier because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Premier or that another manager or developer could perform the duties materially better. Pursuant to the mutual exclusivity agreement, Braemar has a first right of refusal to purchase lodging investments identified by Premier and any of its affiliates that meet Braemar’s investment criteria.
Hotel Management Agreement with Braemar OP
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

The amount of hotel management fees incurred by Braemar to Remington for the years ended December 31, 2024 and 2023, were approximately $2.5 million and $2.5 million, respectively. In March 2025 and 2024, Braemar awarded deferred cash grants to Remington’s employees valued at approximately $868,000 and $695,000, respectively.
Hotel Management Mutual Exclusivity Agreement with Braemar and Braemar OP
Further, Braemar and Braemar OP have an amended and restated mutual exclusivity agreement with Remington and our Chairman and Chief Executive Officer, Mr. Monty J. Bennett, and his father, Mr. Archie Bennett, Jr., pursuant to which Braemar has a first right of refusal to purchase lodging investments identified by Remington that do not meet the investment criteria of Ashford Trust. Braemar also agreed to hire Remington or its affiliates for the management of any hotel which is part of an investment Braemar elects to pursue, unless Braemar’s independent directors either (i) unanimously vote not to engage Remington, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in Braemar’s best interest not to engage Remington or that another manager or developer could perform the duties materially better.
Rebate Arrangements with Braemar
From time to time, we or our subsidiaries, including Premier, may be able to negotiate particularly advantageous terms for Braemar from unaffiliated third parties who provide products or services to Braemar and other clients of ours. Our extensive negotiations with third party vendors as well as our deep experience in the lodging industry and our ability to purchase products and services in large volume often results in superior service and pricing for those products and services for Braemar. In such cases, we or our subsidiaries may receive a rebate from the third party vendor. In 2024, Premier received approximately $158,000 in rebates from third party vendors to Braemar.

Master Services Agreement

On June 5, 2023, the board of directors unanimously approved Braemar's use of the Company's non-exclusive master services agreement partnerships with Evolution Parking and Guest Services and Parking Management Company as preferred parking vendors for Braemar. The agreement has a three-year initial term with two three-year extension options. We will receive a one-time bonus of $85,000 and annual rebate of $54,000.
Other Agreements with Ashford Trust and Braemar
Contribution Agreement with Ashford Trust and Braemar to fund Ashford Securities
On September 25, 2019, we announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow our existing and future advised platforms. Ashford Securities is a dedicated capital raising platform to fund investment opportunities sponsored and asset-managed by us. Types of capital raised may include, but are not limited to, preferred equity, convertible preferred equity, mezzanine debt, or non-traded REIT common equity for future platforms. Ashford Securities is not raising common equity for us nor for our existing advised platforms Ashford Trust and Braemar.
In conjunction with the formation of Ashford Securities, Ashford Trust and Braemar entered into a contribution agreement (the “Initial Contribution Agreement”) with us in which Ashford Trust and Braemar agreed to contribute funds to operate Ashford Securities.
On December 31, 2020, we entered into an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) with Ashford Trust and Braemar with respect to the funding of certain expenses of Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated 50% to Ashford, 0% to Ashford Trust and 50% to Braemar. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there will be a true up (the “Amended and Restated True-up Date”) among Ashford, Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford, Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford.
On February 1, 2023, we entered into a Third Amended and Restated Contribution Agreement with Ashford Trust and Braemar. The Third Amended and Restated Contribution Agreement states that after the Amended and Restated True-Up Date occurs, capital contributions for the remainder of fiscal year 2023 will be divided between each party based on the Initial True-Up Ratio. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the parties whereby there will be adjustments so that the capital contributions made by each party will be based on the cumulative amount of capital raised by each party through Ashford Securities as a percentage of the total amount raised by the parties collectively through Ashford Securities since June 10, 2019 (the resulting ratio of capital contributions among Ashford, Ashford Trust and Braemar following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each party in accordance with the Cumulative Ratio, as recalculated at the end of each year.

Effective January 1, 2024, we entered into a Fourth Amended and Restated Contribution Agreement with Ashford Trust and Braemar which states that, notwithstanding anything in the prior contribution agreements: (1) the parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the parties through Ashford Securities the prior quarter. To the extent contributions made by any of the parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the parties shall make true up payments to each other to settle the difference.
As of December 31, 2024, Ashford Trust and Braemar have funded approximately $13.2 million and $12.9 million, respectively, pursuant to the contribution agreements for Ashford Securities. As of December 31, 2023, Ashford Trust and Braemar have funded approximately $179,000 and $20.9 million, respectively, pursuant to the contribution agreements for Ashford Securities.
Cash Management Strategy with Ashford Trust and Braemar
The Company to actively manages and invests each of Ashford Trust’s and Braemar’s excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Company’s services under the respective engagements, (i) Ashford Trust will pay the Company an annual fee equal to 20 basis points (0.20%) of the average daily balance of Ashford Trust’s excess cash invested by the Company; and (ii) Braemar will pay the Company an annual fee equal to the lesser of (a) 20 basis points (0.20%) of the average daily balance of Braemar’s excess cash invested by the Company and (b) the actual rate of return realized by the Cash Management Strategy; provided that in no event will the Cash Management Fee be less than zero (such respective fees, the “Cash Management Fees”). The Cash Management Fees will be calculated and payable monthly in arrears.
Agreement with Warwick Insurance Company

On December 19, 2023, we incorporated our insurance subsidiary Warwick Insurance Company, LLC ("Warwick"), which is licensed by the Texas Department of Insurance. Effective December 19, 2023, Ashford and Warwick entered into a loss portfolio transfer agreement whereby Ashford agreed to transfer the existing cash reserves and liabilities for Ashford Trust and Braemar’s general liability and workers’ compensation policies from January 1, 2014 through December 31, 2023 to Warwick pursuant to approvals obtained from the independent members of the boards of directors of Ashford Trust and Braemar. On the same date, Ashford and Remington entered into general liability and workers’ compensation insurance policies, respectively, with Warwick with agreed upon annual premiums of $4.7 million and $6.0 million, respectively, for a coverage period of one year. Additionally, Ashford Trust and Braemar were approved by their respective boards of directors to procure casualty insurance from Warwick, effective beginning December 19, 2023.
Service Providers to Ashford Trust and Braemar

In accordance with our advisory agreements, we, or entities in which we have an interest, have a right to provide products or services to hotels owned by Ashford Trust and Braemar or their affiliates at market rates, provided such transactions are evaluated and approved by the independent directors of Ashford Trust and Braemar. Our relationships with such product and service providers often result in preferred pricing, premium service, and other benefits for Ashford Trust and Braemar hotels. We also anticipate that this arrangement will facilitate better long term quality control and accountability.

If our independent directors request performance of services outside the scope of the advisory agreement, Ashford Trust and Braemar are obligated to pay for such services separately and in addition to the other fees charged by us under the applicable advisory agreement.

The table below sets forth entities in which we had an interest as of December 31, 2024 with which some of Ashford Trust’s hotels and Braemar’s hotels contracted for products and services (other than advisory services pursuant to the respective advisory agreements), the approximate amounts paid by or retained by affiliates of Ashford Trust or Braemar for those services, our interests in such entities (excluding the impact of the 11.8% minority interest in Ashford Hospitality Holdings LLC, a subsidiary of Ashford, not held by Ashford), and the number of board seats we have on such companies’ boards, such board seats being filled by directors, officers or employees of Ashford.

Company	Product or Services	Amounts Paid by / (Retained by) Ashford Trust for Product or Service in 2024	Amounts Paid by / (Retained by) Braemar for Product or Service in 2024	Ashford Inc. Interest	Ashford Inc. Board Seats / Board Seats Available
OpenKey(1)	Mobile key app	$92,000	$41,000	76.8%	1/3
Pure Wellness(2)	Hypoallergenic premium rooms	$1,411,000	$213,000	100%	N/A
Lismore (3)	Debt placement and related services	$3,374,000	$2,732,000	100%	N/A
INSPIRE(4)	Audio visual services	$(9,156,000)	$(4,256,000)	100%	N/A
Ashford LLC(5)	Cash management services	$67,000	$91,000	100%	N/A
Premier(6)	Design and construction services	$19,919,000	$15,888,000	100%	N/A
RED(7)	Watersports, ferry and excursion services	$117,000	$3,024,000	100%	N/A
Remington(8)	Hotel management services	$262,804,000	$28,741,000	100%	N/A
Ashford Securities LLC(9)	Broker-dealer and dealer manager services	$11,816,000	$(4,474,000)	100%	2/2
Ashford LLC (10)	Casualty Insurance	$9,281,000	$1,226,000	100%	N/A
(1)    We provide mobile room keys and keyless entry solutions to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, OpenKey, Inc. (“OpenKey”). OpenKey generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. As of December 31, 2024, Ashford Trust held a 15.1% noncontrolling interest in OpenKey, and Braemar held an 7.9% noncontrolling interest in OpenKey. Ashford, Ashford Trust, and Braemar loaned $2.4 million, $0 and $79,000, respectively, to OpenKey during the year ended December 31, 2024.
(2)    We provide hypoallergenic premium room products and services to Ashford Trust, Braemar and third-party clients through our subsidiary, PRE Opco, LLC (“Pure Wellness”). Pure Wellness generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services.
(3)    We provide debt placement and related services to Ashford Trust and Braemar through our subsidiary, Lismore Capital II LLC (“Lismore”). In our debt placement and related services business, Lismore typically earns a fee equal to a percentage of the amount of debt sourced by Lismore.
(4)    Our subsidiary, Inspire Event Technologies, LLC (“INSPIRE”), provides an integrated suite of audio-visual services, including event, hospitality, and creative services to third-party clients and, as of December 31, 2024, has contracts in place as the exclusive in-house provider of event technology and audio visual services at 22 hotels owned by Ashford Trust and eight hotels owned by Braemar. INSPIRE primarily contracts directly with third-party customers to whom it provides audio visual services. The gross revenue from these customers is generally collected by the hotels and the hotels retain an agreed commission and then remit the balance to INSPIRE. The amount above reflects the commission “retained by” Ashford Trust and Braemar hotels.
(5)    The Company actively manages and invests each of Ashford Trust’s and Braemar’s excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Company’s services under the respective engagements, (i) Ashford Trust will pay the Company an annual fee equal to 20 basis points (0.20%) of the average daily balance of Ashford Trust’s excess cash invested by the Company; and (ii) Braemar will pay the Company an annual fee equal to the lesser of (a) 20 basis points (0.20%) of the average daily balance of Braemar’s excess cash invested by the Company and (b) the actual rate of return realized by the Cash Management Strategy; provided that in no event will the Cash Management Fee be less than zero (such respective fees, the “Cash Management Fees”). The Cash Management Fees will be calculated and payable monthly in arrears.
(6)    We provide comprehensive solutions for renovations and construction to substantially all of the hotels owned by Ashford Trust and Braemar and also to third-party clients through our subsidiary, Premier Project Management LLC (“Premier”). Services provided by Premier consist of construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services. For these services, Premier receives fees based upon the applicable rate stated in the respective project management agreement with Ashford Trust and Braemar or the applicable agreement with third-party clients. The $19.9 million and $15.9 million amounts disclosed above include design and construction fees of $12.3 million and $10.8 million, respectively, and cost reimbursement revenue of $7.6 million and $5.1 million, respectively, for Ashford Trust and Braemar.
(7)    We provide watersports, travel, concierge and transportation services to Ashford Trust and Braemar, as well as to third-party clients, through our subsidiary, RED Hospitality & Leisure LLC (“RED”). RED generates revenue from Ashford Trust, Braemar and third-party clients in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services.
(8)    As of December 31, 2024, we provide hotel management services to 50 properties for Ashford Trust, four properties for Braemar and three properties for Stirling through our subsidiary, Remington Lodging & Hospitality, LLC (“Remington”). Hotel management services consist of hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. In our hotel management business, Remington receives a base management fee based on gross revenues for each hotel, subject to a specified floor (which is subject to increase annually based on increases in the consumer price index) and an incentive fee if a hotel meets and exceeds various thresholds based on hotel revenues and certain profitability targets. Additionally, Remington receives from certain third-party owned properties fixed monthly accounting fees and fees for revenue management services. The $262.8 million and $28.7 million disclosed above include hotel management service fees of $25.7 million and $2.5 million, respectively, payroll-related cost reimbursement revenue of $208.4 million and $24.8 million, respectively, and other cost reimbursement revenue of $28.7 million and $1.4 million, respectively, from Ashford Trust and Braemar.
(9)    We provide wholesaler, dealer manager and other broker-dealer services to Braemar, Ashford Trust and one or more subsidiaries of the Company through our subsidiary, Ashford Securities LLC (“Ashford Securities”). Ashford Securities generates revenue in various forms depending on the particular product or service provided and the generally accepted market conditions for pricing such products or services. Capital contributions are divided between the Company, Ashford Trust and Braemar based upon the actual amount of capital raised through Ashford Securities for each company which may result in increases or decreases to revenue in any given reporting period. See discussion regarding Ashford Securities above.
(10) Ashford LLC provides insurance policies covering general liability, workers’ compensation, business automobile claims and insurance claims services to Ashford Trust, Braemar and third-party clients through our subsidiary, Warwick Insurance Company, LLC (“Warwick”). Through these arrangements, revenue is generated from Ashford Trust, Braemar and third-party clients in various forms depending on the particular service provided and the generally accepted market conditions for pricing such services.

Our Relationship and Agreement with Stirling
We serve as a sponsor to Stirling, which invests in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States. Our wholly owned subsidiary, Stirling REIT Advisors, LLC (the “Stirling Advisor”), serves as an external advisor to Stirling pursuant to an Advisory Agreement, dated December 6, 2023, by and among Stirling, Stirling REIT OP, LP (the “Stirling Operating Partnership”), Stirling TRS Corporation and the Stirling Advisor (the “Stirling Advisory Agreement”). All of our executive officers are executive officers of Stirling, and we have one common director with Stirling, Mr. Monty J. Bennett, Chairman of our Board and member of the board of directors of Stirling. As of March 31, 2025, our directors and executive officers and their immediate family members (including Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father) collectively may be deemed to beneficially own 3,298 shares of Stirling’s common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members may be deemed to beneficially own approximately 47.0% of Stirling’s common stock.
To the extent any of our directors and executive officers and their immediate family members are stockholders of Stirling, they will benefit to the extent we make payments or give other benefits to Stirling or its subsidiaries pursuant to the Stirling Advisory Agreement described below.
Advisory Agreement with Stirling
Pursuant to the Stirling Advisory Agreement, the Stirling Advisor has contractual responsibilities to Stirling and will be responsible for sourcing, evaluating, and monitoring Stirling’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of Stirling’s assets, in accordance with Stirling’s investment objectives, guidelines, policies and limitations, subject to oversight by Stirling’s board of directors. Stirling’s board of directors will at all times have oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to Stirling and the Stirling Operating Partnership.
Services. Pursuant to the terms of the Stirling Advisory Agreement, the Stirling Advisor is responsible for, among other things: (i) serving as the advisor to Stirling and the Stirling Operating Partnership with respect to the establishment and periodic review of Stirling’s investment guidelines and Stirling and the Stirling Operating Partnership’s investments, financing activities and operations; (ii) sourcing, evaluating and monitoring Stirling and the Stirling Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of Stirling and the Stirling Operating Partnership’s assets, in accordance with Stirling’s investment objectives, guidelines, policies and limitations, subject to oversight by Stirling’s board of directors; (iii) with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on Stirling and the Stirling Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions; (iv) providing Stirling with portfolio management and other related services; (v) serving as Stirling’s advisor with respect to decisions regarding any of its financings, hedging activities or borrowings; and (vi) engaging and supervising, on Stirling and the Stirling Operating Partnership’s behalf and at their expense, various service providers.
Term and Termination Rights. The initial term of the Stirling Advisory Agreement is for one year from the effective date of the agreement, subject to automatic renewals thereafter for an unlimited number of successive one-year periods unless terminated by Stirling’s board of directors or the Stirling Advisor. Stirling’s independent directors will evaluate the performance of the Stirling Advisor and the terms of the Stirling Advisory Agreement annually in connection with the automatic renewal of the Stirling Advisory Agreement. The Stirling Advisory Agreement may be terminated: (i) immediately by Stirling for “cause,” a material breach of the Stirling Advisory Agreement or upon the bankruptcy of the Stirling Advisor; (ii) upon 60 days’ written notice by Stirling without cause or penalty upon the vote of a majority of its independent directors; or (iii) upon 60 days’ written notice by the Stirling Advisor.

In the event the Stirling Advisory Agreement is terminated, the Stirling Advisor will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Stirling Advisory Agreement, the Stirling Advisor will cooperate with Stirling and take all reasonable steps requested to assist Stirling’s board of directors in making an orderly transition of the advisory function, provided that the Stirling Advisor and its affiliates shall be reimbursed for all internal and third-party expenses incurred in connection with providing such transition (including salaries, benefits and overhead of personnel).
Management Fee. As compensation for its services provided pursuant to the Stirling Advisory Agreement, Stirling pays the Stirling Advisor an annual management fee (payable monthly in arrears) of up to 1.25% of the aggregate net asset value (“NAV”) represented by each class of Stirling’s common stock and Stirling Operating Partnership units not held by Stirling. The management fee may be paid, at the Stirling Advisor’s election, in cash, shares of Stirling common stock or units of the Stirling Operating Partnership. If the Stirling Advisor elects to receive any portion of its management fee in shares or units of the Stirling Operating Partnership, Stirling may be obligated to repurchase such shares or units from the Stirling Advisor at a later date. Repurchases of these shares or units will not be subject to the repurchase limits of its share repurchase plan or any reduced repurchase price for shares outstanding less than one year.
Performance Participation. So long as the Stirling Advisory Agreement has not been terminated, Stirling REIT Special Limited Partner LLC, a Delaware limited partnership and our affiliate (the “Special Limited Partner”), will hold a performance participation interest in the Stirling Operating Partnership that entitles it to receive an allocation from the Stirling Operating Partnership equal to 12.5% of the total return on certain classes of Stirling Operating Partnership units, subject to certain terms described in Stirling’s Private Placement Memorandum. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. We may allocate up to 50% of the performance participation interest to our employees.
Expense Reimbursement. Subject certain limitations, the Stirling Advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on Stirling’s behalf, provided that the Stirling Advisor is responsible for the expenses related to any and all personnel of the Stirling Advisor who provide investment advisory services to Stirling pursuant to the Stirling Advisory Agreement (including, without limitation, each of Stirling’s executive officers), including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Stirling Advisor incurs in connection with the services it provides to Stirling related to (1) organization and offering expenses, but excluding upfront selling commissions, dealer manager fees and distribution fees; (2) the actual cost of goods and services used by Stirling and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments; (3) expenses of managing and operating Stirling’s properties, whether payable to an affiliate or a non-affiliated person; (4) expenses related to personnel of the Stirling Advisor performing services for Stirling other than those who provide investment advisory services or serve as Stirling’s executive officers; and (5) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to Stirling’s activities conducted by the Stirling Advisor on Stirling’s behalf pursuant to the Stirling Advisory Agreement. Stirling may change the expense reimbursement arrangements with the Stirling Advisor in the future.
Subject to certain limitations, the Stirling Advisor may require Stirling to reimburse it for any organization and offering expenses associated with Stirling’s offering of securities that it incurs on Stirling’s behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of selected dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of Stirling’s escrow agent and transfer agent, fees to attend retail seminars sponsored by selected dealers and reimbursements to selected dealers for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and distribution fees) as and when incurred. After the termination of the primary offering and again after termination of the offering under Stirling’s distribution reinvestment plan, the Stirling Advisor has agreed to reimburse Stirling to the extent that the organization and offering expenses that Stirling incurs exceed 15% of its gross proceeds from the applicable offering.
Advisor Support. The Stirling Advisor will advance on Stirling’s behalf certain of its organizational and offering expenses and general and administrative expenses through December 31, 2025, at which point Stirling will reimburse the Stirling Advisor for all such advanced expenses ratably over the 120 months following such date.
Independent Directors’ Review of Compensation. The related party transactions committee of Stirling’s board of directors, which is composed of all Stirling’s independent directors, will annually review and evaluate the performance of the Stirling Advisor and the terms of the Stirling Advisory Agreement.

Indemnification. In addition to the management fee, performance participation and expense reimbursements, Stirling has agreed to indemnify and hold harmless the Stirling Advisor and its affiliates performing services for Stirling from specific claims and liabilities arising out of the performance of their obligations under the Stirling Advisory Agreement, subject to certain limitations.
Our Relationship and Agreements with the Bennetts
From the period of January 1, 2019 to November 6, 2019, Remington Holdings, which wholly-owned Remington Lodging, was owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. and, as a result, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. benefited from Remington Lodging’s transactions with us, including in connection with the receipt of hotel management fees by Remington Lodging from Ashford Trust and Braemar. On May 31, 2019, we signed a definitive agreement to acquire, directly or indirectly, all of the general partnership interests and limited partnership interests in Remington Lodging. The transaction closed on November 6, 2019 and the hotel management agreements and hotel management mutual exclusivity agreements with Ashford Trust and Braemar remained in place. Thus, for the period from November 7, 2019 to present, the services provided under those agreements were provided by our subsidiary, Remington.
Investor Rights Agreement
In connection with our November 6, 2019 acquisition of Remington Lodging’s hotel management business, the Company, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., MJB Investments, LP, Mr. James L. Cowen, Mr. Jeremy J. Welter, Mr. Mark A. Sharkey, Ms. Marissa A. Bennett and other related parties entered into an investor rights agreement governing the relationship of such parties subsequent to such closing. The investor rights agreement supersedes and replaces the previously existing investor rights agreement, dated August 8, 2018, in all respects.
Board Designation Rights. For so long as the holders of Series D Convertible Preferred Stock (together with each person that succeeds to their respective interests as the result of a transfer permitted under the investor rights agreement, the “Covered Investors”) beneficially own no less than 20% of the issued and outstanding shares of our common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis), Mr. Monty J. Bennett, during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.), and Mr. Archie Bennett, Jr., during his lifetime, and the Covered Investors holding 55% of the common stock (taking into account the Series D Convertible Preferred Stock on an as-converted basis held by all Covered Investors) thereafter, will be entitled to nominate one individual (other than Mr. Archie Bennett, Jr.) for election as a member of our Board of (each, a “Seller Nominee”). Initially, Mr. Monty J. Bennett will serve as the Seller Nominee of Mr. Monty J. Bennett, and Mr. W. Michael Murphy will serve as the Seller Nominee of Mr. Archie Bennett, Jr.
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

In the event that a Covered Investor exercises the Change of Control Put Option, the price to be paid by the Company to such exercising Covered Investor will be an amount, payable in cash or our common stock (at the election of such Covered Investor), equal to (i) $25.125, plus (ii) all accrued and unpaid dividends, plus (iii) in the event that a Change of Control Put Option is exercised prior to June 30, 2026, an additional amount equal to, initially, 24% of $25 until the first anniversary of the closing of the transactions contemplated by the combination agreement, with such percentage reduced by (A) 4% for each year thereafter, inclusive of the year in which the Change of Control Put Option is exercised, until the fourth anniversary of the closing of the transactions contemplated by the combination agreement and (B) 3% for each year thereafter until the sixth anniversary of the closing of the transactions contemplated by the combination agreement, at which time such percentage shall be 3% until June 30, 2026.
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
Termination. The Investor Rights Agreement terminates by its terms on the earliest of (i) the written agreement of the Company and the Covered Investors holding in the aggregate 55% of the total number of shares of our common stock (taking into account the Series D Convertible Preferred Stock on an as converted basis) and (ii) the date on which the Covered Investors no longer own any of our common stock or Series D Convertible Preferred Stock; provided certain specified provisions will last for the time periods provided by their terms, and others will last indefinitely.
A Covered Investor will automatically cease to be bound by the Investor Rights Agreement solely in its capacity as a Covered Investor at such time as such Covered Investor no longer owns any of our common stock or any Series D Convertible Preferred Stock.
Merger and Registration Rights Agreement
In connection with our November 6, 2019 acquisition of Remington Lodging’s hotel management business, the Company, Ashford Merger Sub Inc., the Bennetts and the Covered Investors entered into a merger and registration rights agreement. Pursuant to the merger and registration rights agreement, the Company was required, no later than 120 days following the effective time of the merger, file a registration statement under the Securities Act to permit the resale of the Series D Convertible Preferred Stock and our common stock into which the Series D Convertible Preferred Stock is convertible. We were required to use our commercially reasonable efforts to cause the registration statement to become effective and remain available for the resale of the securities covered by the registration statements. In certain circumstances, including at any time that we are in possession of material nonpublic information, we will have the right to suspend sales under the registration statement. On March 5, 2020 we filed a registration statement on Form S-3 with the SEC to register the resale of the Series D Convertible Preferred Stock and our common stock into which the Series D Convertible Preferred Stock is convertible. That registration statement was declared effective by the SEC on March 12, 2020.
Non-Competition Agreement
In connection with our November 6, 2019 acquisition of Remington Lodging’s hotel management business, the Company and the Bennetts entered into a non-competition agreement. Subject to certain exclusions, the noncompetition agreement provides that for a period of the later of five years following the closing of the transactions contemplated by the combination agreement, or three years following the date on which Mr. Monty J. Bennett is no longer our principal executive officer, each of Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. will not, and will cause its controlled affiliates not to, directly or indirectly (i) engage in, or have an interest in a person that engages directly or indirectly in, (a) the hotel management business conducted by Remington and its subsidiaries within the lodging industry, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services conducted by Remington and its subsidiaries or (b) the project management business conducted by Premier, within the lodging industry, including construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment, and related services, in each case in clause (a) or (b) anywhere in the United States (excluding certain passive investments and existing relationships); or (ii) intentionally interfere in any material respect with the business relationships between Remington, Premier and their respective customers, clients or vendors. Notwithstanding the foregoing, each of the Bennetts may, among other things, (A) freely pursue any opportunity to acquire ownership, directly or indirectly, in any interests in real properties in the lodging industry if such opportunity has been presented to the board of each of the Company, Ashford Trust and Braemar and none of the foregoing elect to pursue or participate in such opportunity and (B) with respect to any hotel properties in which the Bennetts, or any of their controlled affiliates, own, directly or indirectly (other than through their ownership interests in Ashford Trust or Braemar), in the aggregate at least a 5% interest (such hotel properties, “Bennett-Owned Properties”), each Bennett, and any of his controlled affiliates, directly or indirectly: (x) may self-manage the provision of hotel management business services or project management business services to such Bennett-Owned Properties, but may not provide any such services to any other hotels not constituting Bennett-Owned Properties, or (y) may require that the Company provide hotel management business services and project management business services pursuant to the terms of the hotel services agreement (as described below).
Transition Cost Sharing Agreement
In connection with our November 6, 2019 acquisition of Remington Lodging’s hotel management business, the Bennetts entered into a transition cost sharing agreement with us, pursuant to which the Company and Remington will provide the Bennetts with family office related services, including accounting, tax, legal and general office and administrative support services (collectively, the “Services”) generally in accordance with Remington Lodging’s past practice prior to the closing. The Bennetts will pay to the Company and Remington the actual costs incurred by the Company and Remington, including salaries, employment taxes and benefits applicable to the employees of the Company and Remington providing the Services, based on the percentage of time spent by such employees in providing the Services, relative to the time spent by such employees on matters not related to the Services, plus applicable allocated overhead and other expenses incurred, in each case without mark-up. Subject to certain exceptions, the Services are required to be provided by the Company and Remington until the last to occur of: (i) the tenth anniversary of the date of the transition cost sharing agreement; (ii) the death of Mr. Archie Bennett, Jr. and (iii) 30 days following the date on which Mr. Monty J. Bennett is no longer employed by us as our Chief Executive Officer, or substantially similar executive position, or ceases to serve as a member of our Board.
Hotel Services Agreement
In connection with our November 6, 2019 acquisition of Remington Lodging’s hotel management business, the Bennetts entered into a hotel services agreement with us, pursuant to which we will provide specified hotel project management and hotel management services to any hotel in which the Bennetts, in the aggregate, directly or indirectly (other than through their ownership of interests in Ashford Trust and Braemar) own at least a 5% interest, in exchange for fees in an amount equal to the cost of such services provided plus 5%, until the last to occur of: (i) the tenth anniversary of the commencement of services or (ii) the death of Mr. Archie Bennett, Jr. and Mr. Monty J. Bennett.
Remington Hotel Corporation
On January 3, 2023, the Company acquired Remington Hotel Corporation, an affiliate owned by the Bennetts, from which the Company leases the offices for its corporate headquarters in Dallas, Texas. The purchase price paid was de minimis.
Item 14. Principal Accountant Fees and Services

Our Audit Committee is responsible for appointing, setting compensation, retaining and overseeing the work of our independent registered public accounting firm. Our Audit Committee pre-approves all audit and non-audit services provided to us by our independent registered public accounting firm. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee approved all fees paid to BDO USA, P.C. since their appointment with no reliance placed on the de minimis exception established by the SEC for approving such services.
Auditor Fees

Services provided by BDO USA, P.C. included the audits of our annual financial statements and the financial statements of our subsidiaries. Services also included the limited review of unaudited quarterly financial information and review and consultation regarding filings with the SEC. During the years ended December 31, 2024 and 2023, aggregate fees incurred related to our principal accountants, BDO USA, P.C. Dallas, Texas (PCAOB ID 243), consisted of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$1,317,125	$1,233,259
Audit Related Fees	—	70,000
Tax Fees	—	—
All Other Fees	—	—
Total	$1,317,125	$1,303,259
“Audit Fees” include fees and related expenses for professional services rendered in connection with audits of our annual financial statements and the financial statements of our subsidiaries, reviews of our unaudited quarterly financial information and reviews and consultation regarding financial accounting and reporting matters. This category also includes fees for services that generally only the auditor responsibly can provide, such as statutory audits, comfort letters, consents, and assistance with review of our filings with the SEC.
“Audit Related Fees” include fees and related expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not Audit Fees.
“Tax Fees” include fees and related expenses billed for tax compliance services and federal and state tax advice and planning.
“All Other Fees” include fees and related expenses for products and services that are not Audit Fees, Audit Related Fees or Tax Fees.
Our Audit Committee has considered all fees provided by the independent auditor to us and concluded this involvement is compatible with maintaining the auditor’s independence.

PART IV
Item 15. Financial Statement Schedules and Exhibits
(a)Financial Statements and Schedules
Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the SEC on March 14, 2025.
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

3.1	Amended and Restated Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)
3.2	Articles of Amendment to the Certificate of Incorporation of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8-K, filed on November 6, 2019) (File No. 001-36400)

Exhibit	Description
3.3	Articles Supplementary establishing the Series B Convertible Preferred Stock of Ashford Inc. (incorporated by reference to Exhibit 3.3 of Form 8- K, filed on August 8, 2018) (File No. 001-36400)
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

3.10	Amended and Restated Bylaws of Ashford Inc., as amended January 15, 2025 (incorporated by reference to Exhibit 3.10 of Form 10-K, filed on March 14, 2025) (File No. 001-36400)
3.10.1
Amended and Restated Bylaws of Ashford Inc., as amended January 15, 2025 compared to Amended and Restated Bylaws of Ashford Inc., as amended August 24, 2023 (incorporated by reference to Exhibit 3.10.1 of Form 10-K, filed on March 14, 2025) (File No. 001-36400)

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

Exhibit	Description
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
10.26.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 18, 2019) (File No. 001-36400)

10.26.2
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020) (File No. 001-36400)

10.26.3
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.27
Investor Rights Agreement, dated as of August 8, 2018, by and among Ashford Holding Corp., Archie Bennett, Jr., Monty J. Bennett, MJB Investments, LP, Mark A. Sharkey, and any other Persons that become parties by joinder as provided herein (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.28
Merger and Registration Rights Agreement, dated as of August 8, 2018, by and among Ashford Inc., Ashford Holding Corp., and Ashford Merger Sub Inc., and, solely for the purposes of Article V hereof, Archie Bennett, Jr., MJB Investments, LP and Mark A. Sharkey (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.29
Braemar Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30
Braemar Master Project Management Agreement, dated as of August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.5 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.30.1
Amendment No. 1 to the Braemar Master Project Management Agreement, dated May 28, 2021, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.4 of Form 10-Q filed on August 16, 2021) (File No. 001-36400)

10.30.2
Amendment No. 2 to the Braemar Master Project Management Agreement, dated February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Premier Project Management LLC (incorporated by reference to Exhibit 10.30.2 to the Annual Report on Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.31
Mutual Exclusivity Agreement, dated as of August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.6 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32
Master Project Management Agreement, dated as of August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 of Form 8-K filed on August 8, 2018) (File No. 001-36400)

10.32.1
Amendment No. 1 to the Master Project Management Agreement, dated as of May 28, 2021, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 16, 2021)(File No. 001-36400)

10.33†
Amended and Restated Employment Agreement dated as of September 13,2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on May 9, 2019) (File No. 001-36400)

10.34†
Amended and Restated Employment Agreement between Ashford Inc., Ashford Hospitality Services, LLC and Jeremy Welter, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 23, 2019) (File No. 001-36400)

10.34.1†
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on April 19, 2022)(File No. 001-36400).

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

Exhibit	Description
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
10.66
Equipment Note Agreement, dated March 24, 2023, made by Inspire Event Technologies Holdings, LLC in favor of Comerica Bank (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on March 28, 2023) (File No. 001-36400)

10.67
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.68
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 3, 2023) (File No. 001-36400)

10.69†
Amended and Restated Employment Agreement by and between Ashford Hospitality Advisors LLC and Deric S. Eubanks, dated to be effective January 1, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 25, 2023) (File No. 001-36400)

10.70
Advisory Agreement, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC, dated December 6, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2023) (File No. 001-36400)

10.70.1
Amendment No. 1 to Advisory Agreement, dated as of November 7, 2024, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC (incorporated by reference to Exhibit 10.2.1 on Form 10-Q filed on November 13, 2024) (File No. 001-36400)

10.71†
Letter Agreement, by and between Mark Nunneley and Ashford Inc., dated December 7, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 7, 2023) (File No. 001-36400)

10.72
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 15, 2024) (File No. 001-36400)

10.72.1
Amendment No. 1 to Third Amended and Restated Advisory Agreement, dated as of August 8, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1.1 of Form 10-Q filed on August 13, 2024) (File No. 00-36400)

10.72.2
Amendment No. 2 to Third Amended and Restated Advisory Agreement, dated as of August 8, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1.2 of Form 10-Q filed on November 13, 2024) (File No. 00-36400)

10.72.3
Amendment No. 3 to Third Amended and Restated Advisory Agreement, dated as of March 10, 2025, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.72.3 of Form 10-K filed on March 14, 2025) (File No. 001-36400)

10.73
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.73 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.73.1
First Amendment to Second Consolidated, Amended and Restated Hotel Master Management Agreement by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 12, 2024) (File No. 001-36400)

10.74
Amended and Restated Master Project Management Agreement, dated March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Premier Project Management LLC (incorporated by reference to Exhibit 10.74 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.75
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.75 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.76
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.76 of Form 10-K filed on March 27, 2024) (File No. 001-36400)

10.77
Limited Waiver Under Advisory Agreement, dated as of August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.7 of Form 10-Q filed on August 13, 2024) (File No. 001-36400)

Exhibit	Description
10.78
Limited Waiver Under Advisory Agreement, dated as of March 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.78 of Form 10-K filed on March 14, 2025) (File No. 001-36400)

10.79
Limited Waiver Under Advisory Agreement, dated March 10, 2025, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.79 of Form 10-K filed on March 14, 2025) (File No. 001-36400)

19.1	Policy on Insider Trading and Compliance (incorporated by reference to Exhibit 19.1 of Form 10-K filed on March 14, 2025) (File No. 001-36400)
21	List of subsidiaries of Ashford Inc. (incorporated by reference to Exhibit 21 of Form 10-K filed on March 14, 2025) (File No. 001-36400)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Form 10-K filed on March 14, 2025) (File No. 001-36400)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of Form 10-K filed on March 14, 2025) (File No. 001-36400)

97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 of Form 10-K filed on March 14, 2025) (File No. 001-36400)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2025.

ASHFORD INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer